Form 10-Q
period 1996-03-31
FIRST BANKS INC
filed 1996-05-14
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from                   to

     Commission file number 0-20632
                            -------



                                FIRST BANKS, INC.
             (Exact name of registrant as specified in its charter)

                      MISSOURI                      43-1175538
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)       identification No.)

                   135 NORTH MERAMEC, CLAYTON, MISSOURI 63105
               (address of principal executive offices) (Zip Code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X_ No ____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding at
   Class                                          April 30, 1996
   -----                                          --------------

Common Stock, $250.00 par value                     23,660.86

                                First Banks, Inc.

                                      INDEX

                                                                         Page

PART I            FINANCIAL INFORMATION

   Item 1.  Financial Statements:
            Consolidated Balance Sheets as of March 31, 1996
              and December 31, 1995                                        -2-
            Consolidated Statements of Income for the three
               months ended March 31, 1996 and 1995                        -4-
            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995                                -5-
            Note to Consolidated Financial Statements                      -6-

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        -7-



PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                        -15-

Signatures                                                                -16-








                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                               March 31,     December 31,
                                                                                  1996          1995
                                                                                  ----          ----
                                     ASSETS
                                     ------
Cash and cash equivalents:
    Cash and due from banks                                                   $118,906         128,553
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less                                   6,928          16,860
    Federal funds sold                                                          53,050          53,800
                                                                             ---------         -------
          Total cash and cash equivalents                                      178,884         199,213
                                                                             ---------         -------

Investment securities:
   Available for sale, at fair value                                          494,814          471,791
   Held to maturity, at amortized cost (estimated fair
      value of $30,112 and $37,021 at March 31, 1996
      and December 31,1995, respectively)                                      29,711           36,532
                                                                             --------         --------
          Total investment securities                                         524,525          508,323
                                                                              -------        ---------
Loans:
   Commercial, financial and agricultural                                     362,406          351,420
   Municipal and industrial development                                        12,233           12,598
   Real estate construction and development                                   216,484          209,802
   Real estate mortgage                                                     1,690,364        1,715,052
   Consumer and installment                                                   395,913          419,894
   Loans held for sale                                                         46,108           45,035
                                                                           ----------       ----------
          Total loans                                                       2,723,508        2,753,801
  Unearned discount                                                            (8,699)          (9,582)
  Allowance for possible loan losses                                          (50,045)         (52,665)
                                                                            ----------      ----------
          Net loans                                                         2,664,764        2,691,554
                                                                            ---------        ---------

Bank premises and equipment, net of accumulated depreciation                    49,588          50,278
Intangibles associated with the purchase of subsidiaries                        23,235          23,841
Purchased mortgage servicing rights, net of amortization                        11,612          12,122
Accrued interest receivable                                                     21,188          22,027
Receivable from sales of investment securities                                       -          41,265
Other real estate owned                                                          8,005           7,753
Deferred income taxes                                                           45,077          41,576
Other assets                                                                    23,809          25,010
                                                                            ----------       ---------
          Total assets                                                      $3,550,687       3,622,962
                                                                             =========       =========



                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                    March 31,     December 31,
                                                                      1996            1995
                                                                      ----            ----
                                      LIABILITIES
                                      -----------
Deposits:
     Demand:
       Non-interest bearing                                       $  375,044         389,658
       Interest bearing                                              303,326         307,584
     Savings                                                         696,709         690,902
     Time:
       Time deposits of $100 or more                                 179,965         201,025
       Other time deposits                                         1,593,618       1,594,522
                                                                   ---------       ---------
          Total deposits                                           3,148,662       3,183,691
Federal Home Loan Bank advances                                        9,626          49,883
Federal funds purchased                                                5,000           3,000
Securities sold under agreements to repurchase                        20,168          17,180
Other borrowings                                                       1,125           1,478
Notes payable                                                         80,899          88,135
Accrued interest payable                                              10,100          10,726
Deferred income taxes                                                 11,471           6,517
Accrued and other liabilities                                         13,385          15,310
Minority interest in subsidiaries                                     12,405          12,437
                                                                   ----------      ---------
          Total liabilities                                         ,312,841       3,388,357
                                                                   ---------       ---------

                                  STOCKHOLDERS' EQUITY
Preferred stock:
      Class C 9.00% increasing rate,  redeemable,  cumulative,
        $1.00 par value $25.00 stated value; 5,000,000 shares;
        authorized; 2,200,000 shares issued and outstanding           55,000          55,000
      Class A, convertible, adjustable rate, $20.00
        par value; 750,000 shares authorized; 641,082
        shares issued and outstanding                                 12,822          12,822
      Class B, adjustable rate, $1.50 par value;
        200,000 shares authorized; 160,505 shares
        issued and outstanding                                           241             241
Common stock, $250.00 par value; 25,000 shares
        authorized; 23,661 shares issued and outstanding               5,915           5,915
Capital surplus                                                        4,273           4,307
Retained earnings                                                    159,694         156,692
Net fair value adjustment for securities available for sale              (99)           (372)
                                                                  ----------       ---------
          Total stockholders' equity                                 237,846         234,605
                                                                  ----------       ---------
          Total liabilities and stockholders' equity              $3,550,687       3,622,962
                                                                  ==========       =========









           See accompanying note to consolidated financial statements


                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   Three  months  ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 1996               1995
                                                                                 ----               ----
Interest income:
    Interest and fees on loans                                                 $58,288             49,081
    Investment securities                                                        6,842             10,927
    Federal funds sold and other                                                 1,526                574
                                                                              --------           --------
        Total interest income                                                   66,656             60,582
                                                                              --------           --------
Interest expense:
   Deposits:
     Interest-bearing demand                                                     1,286              1,308
     Savings                                                                     5,795              5,262
     Time deposits of $100 or more                                               2,534              1,418
     Other time deposits                                                        22,450             16,269
   Federal Home Loan Bank advances                                                 885              4,174
   Securities sold under agreements to repurchase                                  207              1,153
   Interest rate exchange agreements, net                                        1,810              1,630
   Notes payable and other                                                       1,584              2,043
                                                                              --------             ------
        Total interest expense                                                  36,551             33,257
                                                                              --------             ------
        Net interest income                                                     30,105             27,325
Provision for possible loan losses                                               3,104              1,366
                                                                              --------            -------
        Net interest income after provision for possible loan losses            27,001             25,959
                                                                              --------             ------
Noninterest income:
     Service charges on deposit accounts and customer service fees               3,128              2,346
     Credit card fees                                                              599                523
     Loan servicing fees, net                                                      626                956
     Gain (loss) on mortgage loans sold and held for sale                          103                (81)
     Gain (loss) on sale of securities, net                                        116              1,692
     Other income                                                                  547              1,624
                                                                              --------             ------
        Total noninterest income                                                 5,119              7,060
                                                                              --------             ------
Noninterest expense:
     Salaries and employee benefits                                             10,333              8,492
     Occupancy, net of rental income                                             2,293              1,884
     Furniture and equipment                                                     1,876              1,520
     Federal Deposit Insurance Corporation premiums                                902              1,577
     Postage, printing and supplies                                              1,372              1,177
     Data processing fees                                                        1,209              1,300
     Legal, examination and professional fees                                    1,476              1,000
     Credit card expenses                                                          725                414
     Communications                                                                645                547
     Advertising                                                                   536                416
     Losses and expenses on foreclosed real estate, net of gains                   350                294
     Other expenses                                                              3,320              2,597
                                                                              --------            -------
        Total noninterest expense                                               25,037             21,218
                                                                              --------            -------
        Income before provision for income taxes and minority
          interest in income of subsidiaries                                     7,083             11,801
Provision for income taxes                                                       2,564              4,089
                                                                             ---------            -------
        Income before minority interest in income of subsidiaries                4,519              7,712
Minority interest in income of subsidiaries                                         82                139
                                                                             ---------            -------
        Net income                                                               4,437              7,573
Preferred stock dividends                                                        1,434              1,434
                                                                             ---------            -------
        Net income available to common shareholders                           $  3,003              6,139
                                                                              ========            =======
Earnings per share:
   Primary                                                                    $ 126.93             259.47
   Fully Diluted                                                                125.52             246.28
                                                                              ========            =======
Weighted average shares of common stock outstanding                             23,661             23,661
                                                                              ========            =======

           See accompanying note to consolidated financial statements




                       FIRST BANKS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             (dollars expressed in thousands, except per share data)




                                                                                    Three months ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                   1996              1995
                                                                                   ----              ----
Cash flows from operating activities:
   Net income                                                                 $    4,437            7,573
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and equipment                 2,719            1,235
      Amortization, net of accretion                                                 168            1,019
      Originations and purchases of loans held for sale                          (27,061)          (3,121)
      Proceeds from sales of loans held for sale                                  25,156            7,533
      Provisions for possible loan losses                                          3,104            1,366
      Provisions for income taxes currently payable                                2,564            4,089
      Payments of income taxes                                                    (2,275)            (140)
      (Increase) decrease in accrued interest receivable                             839            1,173
      Interest accrued on liabilities                                             36,918           33,257
      Payments of interest on liabilities                                        (37,544)         (32,412)
      Other                                                                         (444)          (1,976)
      Minority interest in income of subsidiaries                                     82              139
                                                                                --------       ----------
          Net cash provided by (used in) operating activities                      8,663           19,735
                                                                                --------       ----------
Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received .       -            4,586
    Sales of securities of acquired entities                                           -           64,652
    Other sales of investment securities                                          42,621           70,324
    Maturities of investment securities                                          108,797           48,707
    Purchases of investment securities                                          (125,875)        (125,721)
    Purchases of mortgage servicing rights                                           (25)            (423)
    Net (increase) decrease in loans                                              21,499          (71,481)
    Recoveries of loans previously charged-off                                     1,127              988
    Purchases of bank premises and equipment                                        (884)          (2,401)
    Other investing activities                                                     3,070            3,633
                                                                              ----------       ----------
          Net cash provided by (used in) investing activities                     50,330           (7,136)
                                                                              ----------       ----------
Cash flows from financing activities:
    Other increases (decreases) in deposits:
        Demand and savings deposits                                              (13,066)         (74,809)
        Time deposits                                                            (21,963)          28,549
    Increase (decrease) in Federal funds purchased                                 2,000          (17,600)
    Increase (decrease) in Federal Home Loan Bank advances                       (40,257)          77,298
    Increase (decrease)  in securities sold under agreements to repurchase         2,988          (32,757)
    Increase (decrease) in notes payable and other borrowings                     (7,590)            (615)
    Payment of preferred stock dividends                                          (1,434)          (1,434)
                                                                                ---------      ----------
          Net cash provided by (used in) financing activities                    (79,322)         (21,368)
                                                                                ---------      ----------
          Net increase (decrease) in cash and cash equivalents                   (20,329)          (8,769)
Cash and cash equivalents, beginning of period                                   199,213          131,296
                                                                               ---------        ---------
Cash and cash equivalents, end of period                                       $ 178,884          122,527
                                                                               =========        =========
Noncash investing and financing activities:
    Loans transferred to foreclosed real estate                                $   2,244              464
    Loans to facilitate sale of foreclosed real estate                               110               18
                                                                               =========        =========







           See accompanying note to consolidated financial statements

                                FIRST BANKS, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996.

     First Banks' primary subsidiaries (Subsidiary Banks) are:

         First Bank, headquartered in St. Louis County, Missouri (First
               Bank  (Missouri))
         First Bank, headquartered in O'Fallon, Illinois (First Bank (Illinois) First Bank FSB, headquartered in St. Louis County, Missouri (First
               Bank FSB) First Banks
         America,  Inc.,  headquartered  in  Houston,  Texas  (FBA)
         CCB Bancorp, Inc., headquartered in Irvine, California (CCB)
         First Commercial   Bancorp,   Inc.,   headquartered  in  Sacramento,
               California (FCB)
         St. Charles Federal Savings and Loan Association, headquartered in
               St. Charles, Missouri (St. Charles Federal).

         CCB, a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Irvine, California (FB&T) and Queen City Bank, N.A., headquartered in Long Beach, California (QCB). On January 16, 1996, La Cumbre Federal Savings Bank F.S.B., previously operating as a thrift subsidiary of CCB, was merged into FB&T. In addition, on April 15, 1996, QCB was merged into FB&T. The mergers of these entities did not have a significant impact on the operations of First Banks.

         FBA, a majority owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas. First Banks' ownership interest in FBA was 65.54% and 65.41% at March 31, 1996 and December 31, 1995, respectively.

         FCB, a majority owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California. First Banks' ownership interest in FCB was 93.29% at March 31, 1996 and December 31, 1995.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At March 31, 1996, First Banks had $3.55 billion in total assets; $2.71 billion in total loans, net of unearned discount; $3.15 billion in total deposits; and $238 million in total stockholders' equity.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, municipal and industrial development, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include mortgage banking, discount brokerage, credit-related insurance, automatic teller machines, safe deposit boxes, and trust services offered by certain Subsidiary Banks.

         The following table lists the Subsidiary Banks at March 31, 1996 ranked by asset size:

                                                                                Loans, net of
                             Percent of       No. of                              unearned       Total
Subsidiary Banks             ownership       locations        Total Assets        discounts     deposits
- ----------------             ---------       ---------        ------------        ---------     --------
                                                                   (dollars expressed in thousands)
First Bank FSB                100.00%           40            $1,040,839          854,193        917,960
First Bank (Missouri)         100.00%           29               812,703          609,262        727,860
First Bank (Illinois)         100.00%           28               783,352          565,361        716,142
CCB                           100.00%           14               429,071          355,824        349,679
FBA                            65.54%            6               293,906          180,696        247,231
FCB                            93.29%            7               157,899           83,276        146,149
St. Charles Federal           100.00%            1                79,427           66,009         65,310

                               Financial Condition

         First Banks' total assets decreased by $72 million to $3.55 billion from $3.62 billion at March 31, 1996 and December 31, 1995, respectively. The decrease is primarily attributable to the reduction in cash and cash equivalents of $20 million and the settlement in January 1996 of the sale of $41 million of investment securities carried as a receivable at December 31, 1995. The proceeds from the reduction in total assets were utilized to reduce Federal Home Loan Bank advances and fund the planned reduction of time deposits of $100,000 or more.

                              Results of Operations

Net Income

         Net income was $4.4 million for the three months ended March 31, 1996, compared to $7.6 million for the same period in 1995. Included in income for 1995 were net securities gains of $1.7 million and non-recurring income from the termination of a self-insurance trust of $802,000. In addition, the operating results for 1996 reflect the immediate negative effect on earnings of the seven acquisitions completed during 1995. First Banks is restructuring the composition of acquired assets and liabilities, working to improve the quality of the acquired loans, building loan loss reserves to First Banks' standards, and integrating these entities into its systems and cultures. First Banks expects this re-engineering process to be substantially completed during 1996.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) was $30.4 million, or 3.64% of average interest earning assets, for the three months ended March 31, 1996, compared to $27.7 million, or 3.55% of average interest earning assets, for the same period in 1995. The increased net interest income for 1996 is primarily attributable to the increase in average interest-earning assets provided primarily by acquisitions and internal loan growth. The increase was partially offset by the interest expense on the debt incurred in First Banks' acquisition program and the costs associated with the use of derivative financial instruments in the management of First Banks' interest rate risk exposure. The expense of such derivative financial instruments was $2.4 million and $1.6 million for the three months ended March 31, 1996 and 1995, respectively.

         The decrease in net interest income as a percent of interest-earning assets is primarily due to the asset composition of certain acquired entities, which included lower yielding residential mortgage loans and mortgage-backed securities, and the deposit composition of certain acquired entities, which relied heavily on brokered and institutional deposits.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:

                                                              1996                                 1995
                                                              ----                                 ----
                                                            Interest                             Interest
                                            Average         income/    Yield         Average     income/    Yield/
                                            balance         expense    rate          balance     expense    rate
                                            -------         -------    ----           -------     -------    ----
                                                             (dollars expressed in thousands)
                  Assets
Interest-earning assets:
   Loans                                  $2,723,406        58,410     8.58%      $2,377,861      49,215     8.28%
   Investment securities                     502,486         7,022     5.59          695,476      11,122     6.40
   Federal funds sold and other              114,134         1,525     5.34           39,709         574     5.78
                                           ---------         -----                ----------      ------
         Total interest-earning assets     3,340,026        66,957     8.02        3,113,046      60,911     7.83
                                                            ------                                ------
Nonearning assets                            224,191                                 211,040
                                            --------                              ----------
                  Total assets            $3,564,217                              $3,324,086
                                           =========                              ==========

         Liabilities and Stockholders' Equity Interest-bearing liabilities:
   Interest-bearing demand deposits       $  305,766        1,286      1.68%      $  287,234        1,308     1.82%
   Savings deposits                          690,643        5,795      3.36          599,382        5,221     3.48
   Time deposits of $100 or more             184,091        2,714      5.90          116,777        1,566     5.36
   Other time deposits                     1,602,120       24,019      6.00        1,337,766       16,163     4.83
                                           ---------      -------                  ---------       ------
         Total interest-bearing
             deposits                      2,782,620       33,814      4.86        2,341,159       24,259     4.14
   Federal funds purchased,
      repurchase agreements and
      Federal Home Loan Bank advances         61,944        1,167      7.54          397,012        7,733     7.79
   Notes payable and other                    87,040        1.570      7.22           68,928        1,266     7.34
                                          ----------      -------                  ---------        -----
         Total interest-bearing
             liabilities                   2,931,604       36,551      4.99        2,807,099       33,257     4.74
                                                          -------                                  ------
Noninterest-bearing liabilities:
   Demand deposits                           360,698                                 271,679
   Other liabilities                          36,618                                  24,917
                                          ----------                               ---------
         Total liabilities                 3,328,920                               3,103,695
         Stockholders' equity                235,297                                 220,391
                                          ----------                               ---------
         Total liabilities and
             stockholders' equity         $3,564,217                              $3,324,086
                                           =========                               =========
         Net interest income                               30,406                                  27,655
                                                          =======                                  ======
         Net interest margin                                           3.64%                                  3.55%
                                                                       ====                                   ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $3.1 million compared to $1.4 million for the three months ended March 31, 1996 and 1995, respectively. The increase reflects the increase in net loan charge-offs to $5.7 million from $852,000 for the three months ended March 31, 1996 and 1995, respectively, as well as internal loan growth between the periods presented. The increase in net loan charge-offs was primarily attributable to loans included in acquired portfolios and reductions in the amount of recoveries received on previously charged-off loans. Tables summarizing nonperforming assets, past due loans and charge-off experience are presented in the "Lending and Credit Management" section of this Form 10Q.

Noninterest Income

         Noninterest income decreased by $2.0 million to $5.1 million from $7.1 million for the three months ended March 31, 1996 and 1995, respectively. The decrease is primarily attributable to net securities gains of $1.7 million and non-recurring income from the termination of a self-insurance trust of $802,000 included in other income for the 1995 period, partially offset by the additional noninterest income generated from the seven acquisitions completed throughout 1995.

         An increase of $858,000 for the three month period ended March 31, 1996, compared to the same period in 1995, in service charges, customer service fees and credit card fees relate primarily to the aforementioned acquisitions completed during 1995.

         Loan servicing fees decreased to $626,000 from $956,000 for the three months ended March 31, 1996 and 1995, respectively, from the sale of $427 million of mortgage loan servicing rights during July 1995.

         Noninterest income also includes net security gains of $116,000 and $1.7 million for three months ended March 31, 1996 and 1995, respectively. The securities sold were classified as available for sale within the investment security portfolio. Gross gains and losses were $134,000 and $18,000, respectively, for the three months ended March 31, 1996. For the three months ended March 31, 1995, the gross gains and losses were $5.6 million and 3.9 million, respectively.

Noninterest Expense

         Noninterest expense was $25.0 million for the three months ended March 31, 1996, compared to $21.2 million for the same period in 1995. The increase is primarily attributable to incremental operating expenses of the seven acquisitions completed throughout 1995. In particular, salaries and employee benefits increased by $1.8 million to $10.3 million from $8.5 million for the three months ended March 31, 1996 and 1995, respectively. In addition, occupancy and furniture and equipment expenses increased by $800,000 to $4.2 million from $3.4 million for the three months ended March 31, 1996 and 1995, respectively.

         Contributing further to the overall increase in noninterest expense were the legal, examination and professional fees which totaled $1.5 million for the three months ended March 31, 1996, compared to $1.0 million for the same period in 1995. This increase is consistent with the overall growth of the organization, as well as the additional accounting and auditing fees associated with the external financial reporting requirements of First Banks' majority owned subsidiaries, FBA and FCB.

         Offsetting the increase in noninterest expense was the reduction in Federal Deposit Insurance Corporation (FDIC) premiums by $675,000 to $902,000 from $1.6 million for the three months ended March 31, 1996 and 1995, respectively. On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund (SAIF). Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the previous rate of 23 cents per $100.00. The SAIF members will continue to pay the 23 cents per $100.00 of assessable deposits. The reduction in the BIF was effective June 1, 1995. In addition, as a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment for the best rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996. The weakest BIF and SAIF institutions will continue to pay 27 cents and 31 cents per $100.00 of assessable deposits, respectively. First Banks' BIF depository institutions are

First Bank (Missouri), First Bank (Illinois), First Bank & Trust, BankTEXAS N.A., and First Commercial Bank. As a result of acquisitions and mergers, First Banks' BIF depository institutions also have a total of approximately $350 million of SAIF-insured deposits. First Banks' SAIF depository institutions are First Bank FSB and St. Charles Federal which will continue to be assessed 23 cents per $100.00 of assessable deposits. First Banks' SAIF depository institutions also have, as a result of acquisitions and mergers, a total of approximately $20 million of BIF-insured deposits.

         In response to concerns that the insurance premium disparity between the BIF and the SAIF could have a negative effect on SAIF-insured institutions and the SAIF, legislation has been introduced in Congress to, among other things, eliminate the deposit insurance premium disparity by merging the BIF and SAIF, and utilize BIF assessments to help fund debt service on certain Financing Corporation (FICO) bonds. A merger of the BIF and the SAIF would, under previously proposed legislation, entail a one-time special assessment on SAIF-insured deposits that may be as high as 0.85% of SAIF-insured deposits. In the event a special assessment is required as previously proposed, First Banks estimates that the Subsidiary Banks with SAIF-insured deposits would be required to pay approximately $11.0 million. However, it cannot be predicted whether, when or in what form any such legislation will be enacted, or what effect such legislation will ultimately have on First Banks.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 76% of total assets as of March 31, 1996 and December 31, 1995. Total loans, excluding loans held for sale and net of unearned discount, decreased by $30 million to $2.67 billion at March 31, 1996 from $2.70 billion at December 31, 1995. The decrease reflects First Banks' decision to sell substantially all of its new originations of fixed and adjustable rate residential loans into the secondary market, as well as the reduction of its portfolio of indirect automobile loans at FBA resulting from the institution of more stringent credit standards in July 1995.

         The following is a summary of nonperforming assets by category:

                                                                         March 31,        December 31,
                                                                           1996                1995
                                                                           ----                ----
                                                                       (dollars expressed in thousands)

Commercial, financial and agricultural                                $    7,773                9,930
Real estate construction and development                                   1,808                2,002
Real estate mortgage                                                      31,857               27,159
Consumer and installment                                                     211                  300
                                                                      ----------            ---------
           Total nonperforming loans                                      41,649               39,391
Other real estate                                                          8,005                7,753
                                                                      ----------            ---------
           Total nonperforming assets                                 $   49,654               47,144
                                                                       =========            =========

Loans, net of unearned discount                                       $2,714,809            2,744,219
                                                                       =========            =========

Loans past due 90 days or more and still accruing                     $    4,324                8,474
                                                                       =========            =========

Allowance for possible loan losses to loans                                 1.84%                1.92%
Nonperforming loans to loans                                                1.53                 1.44
Allowance for possible loan losses to nonperforming loans                 120.15               133.70
Nonperforming assets to loans and foreclosed assets                         1.82                 1.71
                                                                       =========            =========

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans 60 days or more past due, were $27.8 million and $31.5 million at March 31, 1996 and December 31, 1995, respectively.


     The following is a summary of the loan loss  experience for the three month periods ended March 31:
                                                                            1996         1995
                                                                            ----         ----
                                                                     (dollars expressed in thousands)
Allowance for possible loan losses, beginning of period                $ 52,665         28,410
Acquired allowances for possible loan losses                                  -         12,077
                                                                        -------         ------
                                                                         52,665         40,487
Loans charged-off                                                        (6,851)        (1,840)
Recoveries of loans previously charged-off                                1,127            988
                                                                        -------         ------
   Net loan (charge-offs) recoveries                                     (5,724)          (852)
                                                                        -------         ------
Provision for possible loan losses                                        3,104          1,366
                                                                        -------         ------
Allowance for possible loan losses, end of period                      $ 50,045         41,001
                                                                         ======          ======

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is revised relative to First Banks' internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

                          Interest Rate Risk Management

             For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. Furthermore, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. This causes various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the amount and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.

          First Banks manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to First Banks' Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective monitoring mechanism to determine First Banks' exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, First Banks recalculates its net income over a one-year horizon on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.



         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                               March 31, 1996              December 31,1995
                                               --------------              ----------------
                                               Notional     Credit        Notional      Credit
                                                amount     exposure        amount      exposure
                                                ------     --------        ------      --------
                                                         (dollars expressed in thousands)

   Interest rate swap agreements               $145,000         -         145,000            -
   Interest rate floor agreements               105,000       195         105,000          608
   Interest rate cap agreements                  30,000       402          30,000          292
   Forward commitments to sell
         mortgage-backed  securities             62,000       266          42,000            -

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Prior to 1996, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available for sale securities portfolio. The unamortized balance of net deferred losses on interest rate futures contracts of $4.0 million and $4.6 million at March 31, 1996 and December 31, 1995, respectively, was applied to the carrying value of the available for sale securities portfolio as part of the mark-to-market valuation.

         Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $1.7 million and $1.6 million for the three months ended March 31, 1996 and 1995, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:

   March  31, 1996:
                                                  Notional        Interest Rate
                                                                  -------------
             Maturity date                        Amount       Paid        Received      Fair Value
             -------------                        ------       ----        --------      ----------
                                                             (dollars expressed in thousands)
         September 30, 1997                     $ 35,000     7.038%          5.437%       $  (677)
         December 8, 1997                         15,000     7.904           5.293           (540)
         September 30, 1999                       35,000     7.318           5.437         (1,472)
         September 30, 2001                       35,000     7.647           5.437         (2,302)
         January 30, 2005                         25,000     8.127           5.500         (2,736)
                                                 -------                                   ------
                                                $145,000     7.530           5.433        $(7,727)
                                                ========     =====           =====         ======

   December  31, 1995:
                                                  Notional        Interest Rate
                                                                  -------------
                  Maturity date                   Amount       Paid        Received       Fair Value
                  -------------                   ------       ----        --------       ----------
                                                            (dollars expressed in thousands)
         September 30, 1997                     $ 35,000    7.038%           5.688%        $ (932)
         December 8, 1997                         15,000    7.904            5.813           (711)
         September 30, 1999                       35,000    7.318            5.568         (2,073)
         September 30, 2001                       35,000    7.647            5.688         (3,207)
         January 30, 2005                         25,000    8.127            5.938         (3,703)
                                                 -------                                   ------
                                                $145,000    7.530            5.744       $(10,626)
                                                 =======    =====            =====        ========

         During 1995, First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of $225 million of interest rate swap agreements at a loss of $13.5 million. This loss has been deferred and is being amortized over the remaining lives of the swap agreements. At March 31, 1996 and December 31, 1995, the unamortized balance of this loss was $10.7 million and $11.7 million, respectively, and was included in other assets.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At March 31, 1996 and December 31, 1995, the unamortized costs for these agreements were $613,000 and $685,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements were $72,000 and $66,000 for the three months ended March 31, 1996 and 1995, respectively. There are no amounts receivable under these agreements.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

                                    Liquidity

         The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and earnings.

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $296 million at March 31, 1996 and $359 million at December 31, 1995. The decrease is primarily attributable to the reduction in FHLB advances to $9.6 million from $49.9 million at March 31, 1996 and December 31, 1995, respectively, and notes payable which decreased to $80.9 million from $88.1 million at March 31, 1996 and December 31, 1995, respectively. The funds utilized to reduce FHLB advances were obtained from the proceeds of sales of investment securities, which settled in January 1996, and from the funds generated from the planned reduction within the residential real estate loan portfolio. The funds utilized to reduce notes payable of First Banks, Inc. were obtained from the dividends from the Subsidiary Banks and available liquidity.

         At March 31, 1996, First Banks' more volatile sources of funds mature as follows:

                                             (dollars expressed in thousands)
     Three months or less                                $165,795
     Over three months through six months                  47,610
     Over six months through twelve months                 49,132
     Over twelve months                                    33,121
                                                         --------
           Total                                         $295,658
                                                         ========

         Management believes the future earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the Class C 9% Increasing Rate, Redeemable, Cumulative Preferred Stock (Class C Shares).

                                     Capital

         Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. First Banks and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles associated with the purchase of subsidiaries, net losses on financial futures contracts deferred for financial reporting purposes, and the excess of net deferred tax assets, as defined by regulation. Tier 1 capital also excludes the fair value adjustment for available for sale investment securities except for CCB and FCB, which are required to reflect such adjustment by regulation of the State Banking Department of California. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. All classes of First Banks' preferred stock qualify as Tier 1 capital under the risk-based guidelines.

     At March 31, 1996 and December 31,  1995,  First Banks' and the  Subsidiary
Banks' capital ratios were as follows:
                                             Risk based capital ratios
                                             -------------------------
                                                 Total            Tier 1        Leverage Ratio
                                                 -----            ------        --------------
                                             1996    1995     1996     1995        1996     1995
                                             ----    ----     ----     ----        ----     ----

         First Banks                         9.58%    9.34%    8.09%    7.77%      5.57%   5.32%
         First Bank FSB                     11.63    11.90    10.56    10.80       6.58    6.74
         First Bank (Illinois)              12.19    12.91    10.94    11.66       7.32    7.22
         First Bank (Missouri)              10.42    10.03     9.17     8.78       7.05    7.01
         FBA                                13.42    11.69    12.15    10.43       8.74    8.38
         CCB                                15.68    15.25    14.39    13.96      10.25    9.58
         FCB                                 3.77     4.99     2.46     3.68       1.49    2.14
         St. Charles Federal                18.47    18.95    17.92    18.46       8.91    8.73

     FCB's capital is classified as "critically undercapitalized" for regulatory purposes, subjecting it to the Prompt Corrective Action provisions of the
Financial  Institutions  Reform,  Recovery and  Enforcement  Act of 1989.  These
provisions require FCB to seek additional capital or face the possible imposition of a conservatorship or receivership within 90 days. Accordingly, FCB commenced an offering to its existing shareholders, other than First Banks, of $5.0 million of newly-issued common stock. First Banks has committed that it will purchase in the offering, as a stand-by purchaser, such number of shares of common stock as may be required to bring FCB into compliance with federal and state capital requirements. The risk based total and Tier 1 capital ratios and leverage ratio for First Commercial Bank were 11.50%, 10.20% and 6.16% respectively, at March 31, 1996 and is considered "adequately captialized" for regulatory purposes.

Effects of New Accounting Standards

       First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), on January 1, 1996. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

       SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

       First Banks adopted the provisions of SFAS 122, Accounting for Mortgage Servicing Rights (SFAS 122), on January 1, 1996. SFAS 122 amends SFAS 65, Accounting for Certain Mortgage Banking Activities. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired.

       A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights.

       SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The entity should stratify its mortgage servicing rights that are capitalized after the adoption of this statement based on one or more of the predominate risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.

     The implementation of SFAS 121 and SFAS 122 did not have a material effect on First Banks' consolidated financial statements.


                           Part II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Exhibit
        Number     Description

          11       Calculations of Earnings per Common Share

          27 Financial Data Schedule of First Banks, Inc. for the period ended March 31, 1996 (EDGAR only)

   (b) First Banks, Inc. filed no current Reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          FIRST BANKS, INC.
                                                 Registrant


Date:  May 10, 1996                       By: /s/ James F. Dierberg
                                              ---------------------
                                                James F. Dierberg
                                                Chairman, President and
                                                Chief Executive Officer



Date:  May 10, 1996                       By:  /s/ Allen H. Blake
                                              -------------------
                                               Allen H. Blake
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                                   Exhibit 11

                                                                  Exhibit 11


                                FIRST BANKS, INC.
                        Calculation of Earnings per Share




                                                              For the Three Months Ended
                                                                         March 31
                                                              --------------------------
                                                               1996               1995
                                                               ----               ----
Average shares outstanding:
   Class C preferred stock                                  2,200,000           2,200,000
   Class A preferred stock                                    641,082             641,082
   Class B preferred stock                                    160,505             160,505
   Common Stock                                                23,661              23,661
                                                          ===========          ==========

Net income                                                $ 4,437,304           7,573,354
Preferred stock dividends:
  Class C preferred stock                                  (1,237,500)         (1,237,500)
  Class A preferred stock                                    (192,325)           (192,325)
  Class B preferred stock                                      (4,213)             (4,213)
                                                          ------------         ----------
  Income available to common stockholders                 $  3,003,266        $ 6,139,316
                                                           -----------         ----------

Primary earnings per share                                $     126.93             259.47
                                                           ===========         ==========

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                                 $     0.5625            $0.5625
  Class A preferred stock                                       0.3000             0.3000
  Class B preferred stock                                       0.0262             0.0262
                                                           ===========         ==========

Class A preferred stock outstanding                            641,082            641,082
Book value/share of common stock, beginning of year       $ 7,175.7308         6,307.8434
Dilution of common equity upon exercise of options and
  warrants of subsidiary bank                                 (40.9851)          (48.7696)
                                                          ------------       ------------
                                                          $ 7,134.7457         6,259.0738
                                                           ===========        ===========

Common stock issuable upon conversion                            1,797              2,048
Shares of common stock outstanding                              23,661             23,661

                                                          ------------         ----------
                                                                25,458             25,709
                                                          ============        ===========

Net income                                                $  4,437,304          7,573,354
Class C preferred dividends                                 (1,237,500)        (1,237,500)
Class B preferred dividends                                     (4,213)            (4,213)
                                                          ------------        -----------
  Fully-diluted net income                                $  3,195,591          6,331,641
                                                          ============        ===========


Fully-diluted earnings per share                          $     125.52             246.28
                                                          ============        ===========


