Form 10-Q
period 1996-06-30
FIRST BANKS INC
filed 1996-08-13
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-20632


                                FIRST BANKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                MISSOURI                          43-1175538
                --------                          ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          identification No.)

                   135 NORTH MERAMEC, CLAYTON, MISSOURI 63105
                   ------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (314) 854-4600
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes __X_ No ____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
            Class                                  July 31, 1996
            -----                                  -------------

Common Stock, $250.00 par value                      23,660.86

                                First Banks, Inc.

                                      INDEX

                                                                          Page

PART I            FINANCIAL INFORMATION


  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of June 30, 1996
             and December 31, 1995                                        -2-
           Consolidated Statements of Income for the three
              and six month periods ended June 30, 1996 and 1995          -4-
           Consolidated Statements of Cash Flows for the six month
             periods ended June 30, 1996 and 1995                         -5-
           Notes to Consolidated Financial Statements                     -6-

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          -8-



PART II.      OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                          -17-

Signatures                                                               -18-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                      June 30,     December 31,
                                                                        1996           1995
                                                                        ----          ----
                                     ASSETS
                                     ------
Cash and cash equivalents:
    Cash and due from banks ....................................   $   111,083        128,553
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less .................         5,215         16,860
    Federal funds sold .........................................        59,700         53,800
                                                                   -----------    -----------
          Total cash and cash equivalents ......................       175,998        199,213
                                                                   -----------    -----------

Investment securities:
   Available for sale, at fair value ...........................       503,168        471,791
   Held to maturity, at amortized cost (estimated fair
      value of $29,866 and $37,021 at June 30, 1996
      and December 31,1995, respectively) ......................        29,749         36,532
                                                                   -----------    -----------
          Total investment securities ..........................       532,917        508,323
                                                                   -----------    -----------
Loans:
   Commercial ..................................................       381,023        364,018
   Real estate construction and development ....................       235,773        209,802
   Real estate mortgage:
      Residential ..............................................     1,118,493      1,191,236
      Commercial ...............................................       558,678        523,816
   Consumer and installment ....................................       368,234        419,894
   Loans held for sale-residential mortgage ....................        41,898         45,035
                                                                   -----------    -----------
          Total loans ..........................................     2,704,099      2,753,801
  Unearned discount ............................................        (8,579)        (9,582)
  Allowance for possible loan losses ...........................       (45,921)       (52,665)
                                                                   -----------    -----------
          Net loans ............................................     2,649,599      2,691,554

Bank premises and equipment, net of accumulated depreciation ...        49,003         50,278
Intangibles associated with the purchase of subsidiaries .......        21,440         23,841
Purchased mortgage servicing rights, net of amortization .......        11,121         12,122
Accrued interest receivable ....................................        22,753         22,027
Receivable from sales of investment securities .................          --           41,265
Other real estate owned ........................................        10,398          7,753
Deferred income taxes ..........................................        42,019         41,576
Other assets ...................................................        20,772         25,010
                                                                   -----------    -----------
          Total assets .........................................   $ 3,536,020      3,622,962
                                                                   ===========      =========

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                   June 30,    December 31,
                                                                     1996          1995
                                                                     ----          ----
                                      LIABILITIES
                                      -----------
Deposits:
     Demand:
       Non-interest bearing ................................   $   384,334        389,658
       Interest bearing ....................................       288,868        307,584
     Savings ...............................................       688,554        690,902
     Time:
       Time deposits of $100 or more .......................       165,742        201,025
       Other time deposits .................................     1,588,368      1,594,522
                                                               -----------    -----------
          Total deposits ...................................     3,115,866      3,183,691
Federal Home Loan Bank advances ............................        37,805         49,883
Federal funds purchased ....................................          --            3,000
Securities sold under agreements to repurchase .............        23,312         17,180
Notes payable ..............................................        75,840         88,135
Accrued interest payable ...................................         9,653         10,726
Deferred income taxes ......................................        11,091          6,517
Accrued and other liabilities ..............................         7,809         16,788
Minority interest in subsidiaries ..........................        14,151         12,437
                                                               -----------    -----------
          Total liabilities ................................     3,295,527      3,388,357
                                                               -----------    -----------

                                  STOCKHOLDERS' EQUITY
                                  --------------------
Preferred stock:
     Class C 9.00% increasing rate, redeemable, cumulative,
      $1.00 par value, $25.00 stated value; 5,000,000 shares
      authorized; 2,200,000 shares issued and outstanding ..        55,000         55,000
     Class A, convertible, adjustable rate, $20.00
        par value; 750,000 shares authorized; 641,082
        shares issued and outstanding ......................        12,822         12,822
     Class B, adjustable rate, $1.50 par value;
        200,000 shares authorized; 160,505 shares
        issued and outstanding .............................           241            241
Common stock, $250.00 par value; 25,000 shares
        authorized; 23,661 shares issued and outstanding ...         5,915          5,915
Capital surplus ............................................         4,260          4,307
Retained earnings ..........................................       163,796        156,692
Net fair value adjustment for securities available for sale         (1,541)          (372)
                                                               -----------    -----------
          Total stockholders' equity .......................       240,493        234,605
                                                               -----------    -----------
          Total liabilities and stockholders' equity .......   $ 3,536,020      3,622,962
                                                               ===========    ===========






           See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                      Three  months  ended      Six months ended
                                                                             June 30,                June 30,
                                                                             --------                --------
                                                                         1996        1995        1996        1995
                                                                         ----        ----        ----        ----
Interest income:
    Interest and fees on loans ...................................   $ 57,773      56,024     116,061     105,105
    Investment securities ........................................      6,382       8,779      13,224      19,706
    Federal funds sold and other .................................      1,298         623       2,824       1,197
                                                                     --------    --------    --------    --------
          Total interest income ..................................     65,453      65,426     132,109     126,008
                                                                     --------    --------    --------    --------
Interest expense:
   Deposits:
       Interest-bearing demand ...................................      1,127       1,464       2,413       2,772
       Savings ...................................................      5,580       4,999      11,375      10,261
       Time deposits of $100 or more .............................      2,313       2,317       4,847       3,735
       Other time deposits .......................................     21,889      18,987      44,339      35,256
   Federal Home Loan Bank advances ...............................        358       4,202       1,243       8,376
   Securities sold under agreements to repurchase ................        232         658         439       1,811
   Interest rate exchange agreements, net ........................      2,387       1,747       4,197       3,377
   Notes payable and other .......................................      1,431       1,687       3,015       3,730
                                                                     --------    --------    --------    --------
          Total interest expense .................................     35,317      36,061      71,868      69,318
                                                                     --------    --------    --------    --------
          Net interest income ....................................     30,136      29,365      60,241      56,690
Provision for possible loan losses ...............................      3,100       1,644       6,204       3,010
                                                                     --------    --------    --------    --------
          Net interest income after provision for possible
            loan losses ..........................................     27,036      27,721      54,037      53,680
                                                                     --------    --------    --------    --------
Noninterest income:
       Service charges on deposit accounts and customer
           service fees ..........................................      3,129       2,522       6,257       4,868
       Credit card fees ..........................................        635         522       1,234       1,045
       Loan servicing fees, net ..................................        652         820       1,278       1,776
       Gain (loss) on mortgage loans sold and held for sale ......          9        (463)        112        (544)
       Gain (loss) on sale of securities, net ....................         88         187         204       1,879
       Gain on sale of mortgage loan servicing rights ............       --         3,843        --         3,843
       Loss on cancellation of interest rate exchange agreement ..       --        (3,342)       --        (3,342)
       Other income ..............................................        656       1,125       1,203       2,749
                                                                     --------    --------    --------    --------
          Total noninterest income ...............................      5,169       5,214      10,288      12,274
                                                                     --------    --------    --------    --------
Noninterest expenses:
       Salaries and employee benefits ............................     10,028       9,289      20,361      17,781
       Occupancy, net of rental income ...........................      2,642       1,962       4,935       3,846
       Furniture and equipment ...................................      1,794       1,648       3,670       3,168
       Federal Deposit Insurance Corporation premiums ............        974       1,651       1,876       3,228
       Postage, printing and supplies ............................      1,303       1,283       2,675       2,460
       Data processing fees ......................................      1,140       1,044       2,349       2,344
       Legal, examination and professional fees ..................      1,046       1,473       2,522       2,473
       Credit card expenses ......................................        711         728       1,436       1,142
       Communications ............................................        635         643       1,280       1,190
       Advertising ...............................................        418         668         954       1,084
       Losses and expenses on foreclosed real estate, net of gains        141           9         491         303
       Other expenses ............................................      3,211       3,643       6,531       6,240
                                                                     --------    --------    --------    --------
          Total noninterest expenses .............................     24,043      24,041      49,080      45,259
                                                                     --------    --------    --------    --------
          Income before provision for income taxes and
           minority interest in income of subsidiaries ...........      8,162       8,894      15,245      20,695
Provision for income taxes .......................................      2,554       2,802       5,118       6,891
                                                                     --------    --------    --------    --------
          Income before minority interest in income
            of subsidiaries ......................................      5,608       6,092      10,127      13,804
Minority interest in income of subsidiaries ......................       (138)        (17)       (220)       (156)
                                                                     --------    --------    --------    --------
          Net income .............................................      5,470       6,075       9,907      13,648
Preferred stock dividends ........................................      1,369       1,369       2,803       2,803
                                                                     --------    --------    --------    --------
          Net income available to common shareholders ............   $  4,101       4,706       7,104      10,845
                                                                     ========    ========    ========    ========
Earnings per share:
   Primary .......................................................   $ 173.34      198.89      300.27      458.36
   Fully Diluted .................................................     165.91      188.04      291.26      434.34
                                                                     ========    ========    ========    ========
Weighted average shares of common stock outstanding ..............     23,661      23,661      23,661      23,661
                                                                     ========    ========    ========    ========

           See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             (dollars expressed in thousands, except per share data)




                                                                                      Six  months ended
                                                                                          June  30,
                                                                                    ---------------------
                                                                                       1996         1995
                                                                                       ----         ----
Cash flows from operating activities:
   Net income ..................................................................   $   9,907       13,648
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and equipment .............       3,053        2,563
      Amortization, net of accretion ...........................................       1,683        1,312
      Originations and purchases of loans held for sale ........................     (85,143)     (11,542)
      Proceeds from sales of loans held for sale ...............................      58,728       12,482
      Provisions for possible loan losses ......................................       6,204        3,010
      Provisions for income taxes currently payable ............................       5,118        6,891
      Payments of income taxes .................................................      (5,018)        (310)
      (Increase) decrease in accrued interest receivable .......................        (726)         733
      Interest accrued on liabilities ..........................................      71,868       56,176
      Payments of interest on liabilities ......................................     (72,942)     (55,329)
      Other ....................................................................      (1,584)      (2,066)
      Minority interest in income of subsidiaries ..............................         220          156
                                                                                   ---------    ---------
          Net cash provided by (used in) operating activities ..................      (8,632)      27,724
                                                                                   ---------    ---------
Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received .        --          6,660
    Sales of securities of acquired entities ...................................        --         86,713
    Other sales of investment securities .......................................      46,478      173,342
    Maturities of investment securities ........................................     214,441      112,880
    Purchases of investment securities .........................................    (245,342)    (174,581)
    Purchases of mortgage servicing rights .....................................         (44)       1,064
    Net (increase) decrease in loans ...........................................      51,069     (116,649)
    Recoveries of loans previously charged-off .................................       3,486        2,264
    Purchases of bank premises and equipment ...................................      (1,774)      (3,406)
    Other investing activities .................................................      10,382      (13,296)
                                                                                   ---------    ---------
          Net cash provided by (used in) investing activities ..................      78,696       74,991
                                                                                   ---------    ---------
Cash flows from financing activities:
    Other increases (decreases) in deposits:
        Demand and savings deposits ............................................     (26,389)     (80,554)
        Time deposits ..........................................................     (41,436)      29,104
    Increase (decrease) in Federal funds purchased .............................      (3,000)     (46,537)
    Increase (decrease) in Federal Home Loan Bank advances .....................     (12,079)      29,873
    Increase (decrease)  in securities sold under agreements to repurchase .....       6,132      (28,227)
    Increase (decrease) in notes payable and other borrowings ..................     (13,705)      11,683
    Payment of preferred stock dividends .......................................      (2,802)      (2,803)
                                                                                   ---------    ---------
          Net cash provided by (used in) financing activities ..................     (93,279)     (87,461)
                                                                                   ---------    ---------
          Net increase (decrease) in cash and cash equivalents .................     (23,215)      15,254
Cash and cash equivalents, beginning of period .................................     199,213      131,296
                                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................................   $ 175,998      146,550
                                                                                   =========    =========
Noncash investing and financing activities:
    Loans transferred to foreclosed real estate ................................   $   5,986        1,504
    Loans to facilitate sale of foreclosed real estate .........................         164          113
    Loans transferred to held for sale .........................................        --        146,991
                                                                                   =========    =========


           See accompanying notes to consolidated financial statements

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation


         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996.

      First Banks' primary subsidiaries (Subsidiary Banks) are:

FirstBank, headquartered in St. Louis County, Missouri (First Bank (Missouri) First Bank, headquartered in O'Fallon, Illinois (First Bank (Illinois))
First Bank FSB, headquartered in St. Louis County, Missouri (First Bank FSB) First Banks America, Inc., headquartered in Houston, Texas (FBA)
CCB Bancorp, Inc., headquartered  in Irvine,  California (CCB)
First Commercial Bancorp, Inc., headquartered in Sacramento, California (FCB) St. Charles Federal Savings and Loan Association, headquartered in St. Charles,
    Missouri (St. Charles Federal).

         CCB, a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Irvine, California (FB&T). On January 16, 1996, La Cumbre Federal Savings Bank F.S.B., previously operating as a thrift subsidiary of CCB, was merged into FB&T. In addition, on April 15, 1996, Queen City Bank, N.A. was merged into FB&T. The mergers of these entities did not have a significant impact on the consolidated operations of First Banks.

         FBA, a majority owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas. First Banks' ownership interest in FBA was 66.20% and 65.41% at June 30, 1996 and December 31, 1995, respectively.

         FCB, a majority owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California. First Banks' ownership interest in FCB was 61.46% and 93.29% at June 30, 1996 and December 31, 1995, respectively.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.


(2)      Business Combinations

         On June 24, 1996, First Banks' majority owned subsidiary, FBA, executed a definitive agreement under which FBA will acquire Sunrise Bancorp, Inc. (Sunrise), Roseville, California, and its wholly owned subsidiary, Sunrise Bank of California, in an all-cash transaction. Sunrise is headquartered in Roseville, California and operates two full-service banking offices in Roseville and Citrus Heights, California and one loan production office in San Francisco, California. At June 30, 1996, Sunrise had total assets of $113.5 million, consisting primarily of cash and cash equivalents and investment securities of $46.9 million and loans of $62.5 million. The transaction, which is subject to regulatory approvals and the approval of Sunrise shareholders, is expected to close by November 30, 1996.

(3)      Capital Stock of First Commercial Bancorp, Inc.

         FCB completed an offering of an aggregate of 59.69 million shares of newly-issued FCB common stock at $.10 per share. The common stock subscribed under the offering totaled 36.09 million shares. As a result of the offering, First Banks ownership interest in FCB was reduced to 61.46% at June 30, 1996 from 93.29% at December 31, 1995. This reduction in the ownership interest in FCB did not have a material impact on the financial condition or results of operations of First Banks.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At June 30, 1996, First Banks had $3.54 billion in total assets; $2.70 billion in total loans, net of unearned discount; $3.12 billion in total deposits; and $240.5 million in total stockholders' equity.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, municipal and industrial development, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include mortgage banking, credit-related insurance, automatic teller machines, safe deposit boxes, merchant credit card, corporate cash management, and corporate and individual trust services offered by certain Subsidiary Banks.

         The following table lists the Subsidiary Banks at June 30, 1996 ranked by asset size:

                                                                          Loans, net
                           Percent of    No. of                           of unearned    Total
Subsidiary Banks           ownership     locations    Total Assets        discounts      deposits
- ----------------           ---------     ---------    ------------        ---------      --------
                                                           (dollars expressed in thousands)
First Bank FSB              100.00%        40         $1,040,255          856,850        880,679
First Bank (Missouri)       100.00%        29            798,124          620,982        717,109
First Bank (Illinois)       100.00%        28            797,514          572,047        731,443
CCB                         100.00%        14            410,985          329,872        349,651
FBA                          66.20%         6            287,554          160,907        245,462
FCB                          61.46%         7            151,814           88,768        137,343
St. Charles Federal         100.00%         1             79,562           66,072         63,810

                               Financial Condition

         First Banks' total assets decreased by $80 million to $3.54 billion from $3.62 billion at June 30, 1996 and December 31, 1995, respectively. The decrease is primarily attributable to the reduction in net loans of $42 million and the settlement in January 1996 of the sale of $41 million of investment securities carried as a receivable at December 31, 1995. The decrease in net loans is discussed in the "Lending and Credit Management" section of this Form 10-Q. The proceeds from the reduction in total assets were primarily utilized to reduce Federal Home Loan Bank advances and fund the planned reduction of time deposits of $100,000 or more.

                              Results of Operations

Net Income

         Net income was $5.5 million for the three months ended June 30, 1996, compared to $6.1 million for the same period in 1995. Net income for the six months ended June 30, 1996 was $9.9 million compared to $13.6 million for the same period in 1995. Included in income for the six months ended June 30, 1995 were net securities gains of $1.9 million and non-recurring income from the termination of a self-insurance trust of $802,000. The operating results for 1996 also reflect the immediate negative effect on earnings of the seven acquisitions completed during 1995. First Banks is restructuring the composition of acquired assets and liabilities, working to improve the quality of the acquired loans, building loan loss reserves to First Banks' standards, and integrating these entities into its systems and cultures. First Banks expects this restructuring process to be substantially completed during 1996.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) was $30.4 million, or 3.69% of average interest earning assets, for the three months ended June 30, 1996, compared to $29.7 million, or 3.66% of average interest earning assets, for the same period in 1995. Net interest income (expressed on a tax-equivalent basis) for the six months ended June 30, 1996 was $60.8 million, or 3.67% of average interest earning assets, compared to $57.4 million, or 3.61% of average interest earning assets, for the same period in 1995.

         The increased net interest income for 1996 is primarily attributable to the increase in average interest-earning assets provided primarily by acquisitions. The increase was partially offset by the interest expense on the debt incurred in First Banks' acquisition program and the costs associated with the use of derivative financial instruments in the management of First Banks' interest rate risk exposure. The expense of such derivative financial instruments was $3.0 million and $5.4 million for the three and six month periods ended June 30, 1996, respectively, in comparison to $1.9 million and $3.6 million for the same periods in 1995.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:

                                             Three months ended June 30,                            Six months ended June 30,
                                             1996                   1995                         1996                   1995
                                    ----------------------    ---------------------   ----------------------  --------------------
                                             Interest                 Interest                 Interest               Interest
                                    Average  income/ Yield/   Average income/ Yield/  Average  income/ Yield/ Average income/Yield/
                                    balance  expense rate     balance expense rate    balance  expense rate   balance expense rate
                                    -------  ------------     ---------------------   -------  ------------   --------------------
                                                                         (dollars expressed in thousands)
     Assets
Interest-earning assets:
   Loans                         $2,710,471  57,887  8.54% $2,621,070 56,162 8.57%$2,716,934 116,297 8.56% $2,500,158 105,378 8.43%
   Investment securities            489,709   6,552  5.35     589,047  8,978 6.10    496,015  13,575 5.47     641,874  20,100 6.26
   Federal funds sold and other      98,549   1,299  5.27      39,418    623 6.32    106,413   2,824 5.31      38,769   1,197 6.18
                                     ------  ------            ------ ------       ---------  -------       ---------  ------
Total interest-earning assets     3,298,729  65,738  7.97   3,249,535 65,763 8.10  3,319,362 132,696 8.00   3,180,801 126,675 7.96
                                             ------                   ------                 -------                  -------
Nonearning assets                   221,313                   215,908                  222,754                 209,659
                                -----------                 ---------               ----------               ---------
         Total assets           $ 3,520,042                $3,465,443              $ 3,542,116              $3,390,460
                                 ==========                 =========                =========               =========

     Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand
   deposits                     $  299,157   1,127  1.51%  $275,857   1,464  2.12%   $302,450  2,413  1.60% $ 273,781  2,772 2.02%
  Savings deposits                 687,091   5,580  3.25    642,735   5,040  3.14     688,869 11,375  3.30    621,109 10,261 3.30
  Time deposits of $100 or more (1)170,667   2,540  5.95    160,438   2,169  5.41     177,389  5,254  5.92    138,718  3,735 5.39
  Other time deposits (1)        1,595,306  23,986  6.01  1,389,561  19,093  5.50   1,598,724 48,005  6.01  1,363,815 35,256 5.17
                                  --------- -------        ---------  ------         --------- ------       ---------  ------
Total interest-bearing deposits  2,752,221  33,233  4.83  2,468,591  27,766  4.50   2,767,432 67,047  4.85  2,397,423 52,024 4.34

   Notes payable and other (1)     124,516   2,084  6.69    392,499   8,295  8.45     136,758   4,821 7.05    424,416 17,294 8.15
                                 --------- -------        ---------  ------          --------  ------       --------- ------
         Total interest-bearing
                 liabilities     2,876,737  35,317  4.91  2,861,090  36,061  5.04    2,904,190 71,868 4.95  2,821,839 69,318 4.91
                                            ------                   ------                    ------                 ------
Noninterest-bearing liabilities:
   Demand deposits                 368,565                  343,578                    364,598                315,548
   Other liabilities                36,718                   35,733                     36,673                 30,365
                                ----------               ----------                 ----------              ---------
         Total liabilities       3,282,020                3,240,401                  3,305,461              3,167,752
Stockholders' equity               238,022                  225,042                    236,655                222,708
                                ----------                ---------                 ----------              ---------
         Total liabilities and
         stockholders' equity   $3,520,042               $3,465,443                 $3,542,116             $3,390,460
                                ==========                =========                  =========              =========

         Net interest income                30,421                   29,702                    60,828                  57,357
                                            ======                  =======                  ========                 =======
         Net interest margin                          3.69%                     3.66%                  3.67%                 3.61%
                                                    =======                     =====                  =====                 =====

(1)  Includes the effects of interest rate exchange agreements


Provision for Possible Loan Losses

         The provision for possible loan losses was $3.1 million compared to $1.64 million for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the provision for possible loan losses was $6.2 million and $3.0 million, respectively. The increase reflects the increase in net loan charge-offs to $7.2 million and $12.9 million from $1.7 million and $2.6 million for the three and six month periods ended June 30, 1996 and 1995, respectively, as well as internal loan growth within corporate banking.

         Loan charge-offs were $10.8 million and $16.4 million for the six month periods ended December 31, 1995 and June 30, 1996, respectively, compared to $4.8 million for the six months ended June 30, 1995. Following various acquisitions, First Banks pursued aggressive problem loan work out procedures which included conservatively re-valuing loans through write-down or charge-offs. Generally, these adjustments were anticipated prior to the acquisitions and adequate reserves for loan losses had been established to provide for them. In addition, a single commercial loan of approximately $3.7 million was identified in 1995 as having potential problems creating uncertainty as to its collectibility. During the six months ended June 30, 1996, the borrower failed to meet certain previously-agreed financial measures and principal reductions. As a result, it became apparent the loan could not be collected in the normal course of business and was charged-off. Tables summarizing nonperforming assets, past due loans and charge-off experience are presented in the "Lending and Credit Management" section of this Form 10-Q.

Noninterest Income

         Noninterest income was $5.2 million and $10.3 million for the three and six month periods ended June 30, 1996, respectively, in comparison to $5.2 million and $12.3 million for the same periods in 1995. The decrease for the six months ended June 30, 1996 is primarily attributable to net securities gains and non-recurring income from the termination of a self-insurance trust of $1.9 million and $802,000, respectively, included in income for the six months period ended June 30, 1995, partially offset by the additional noninterest income generated from the seven acquisitions completed throughout 1995.

         An increase of $720,000 and $1.58 million in service charges, customer service fees and credit card fees for the three and six month periods ended June 30, 1996, compared to the same periods in 1995, relate primarily to the aforementioned acquisitions completed during 1995.

         Loan servicing fees, net decreased by $168,000 and $498,000 for the three and six month periods ended June 30, 1996, respectively, in comparison to the same periods in 1995, from the sale of $427 million of mortgage loan servicing rights during July 1995.

         Noninterest income also includes net security gains of $88,000 and $204,000 for the three and six months ended June 30, 1996, respectively, in comparison to $187,000 and $1.9 million for the same periods in 1995. The securities sold were classified as available for sale within the investment security portfolio. Gross gains and losses were $222,000 and $18,000, respectively, for the six months ended June 30, 1996. For the six months ended June 30, 1995, the gross gains and losses were $5.8 million and $3.9 million, respectively.

         During the three months ended June 30, 1995, First Banks elected to sell $427 million of mortgage servicing rights which resulted in a gain of $3.8 million. First Banks decided to sell the loan servicing due to favorable pricing available in the marketplace.

         In addition, First Banks sold $147 million of residental mortgage loans during the three months ended June 30, 1995, resulting in a loss of $284,000. In connection with the sale of these loans, First Banks terminated an interest rate exchange agreement, resulting in a loss of $3.3 million for the three months ended June 30, 1995.

Noninterest Expenses

         Noninterest expenses were $24.0 million for each of the three month periods ended June 30, 1996 and 1995. In comparison to the prior quarter ended March 31, 1996, noninterest expense for the three months ended June 30, 1996 has decreased by $1.0 million. This decrease is consistent with the cost savings expected upon the integration of the entities acquired throughout 1995 into existing systems and cultures of First Banks.

         Noninterest expense was $49.1 million and $45.3 million for the six months ended June 30, 1996 and 1995, respectively. The increase of $3.8 million is primarily attributable to incremental operating expenses of the seven acquisitions completed throughout 1995. In particular, salaries and employee benefits increased by $2.6 million to $20.4 million from $17.8 million for the six month periods ended June 30, 1996 and 1995, respectively. In addition, occupancy and furniture and equipment expenses increased by $1.6 million to $8.6 million from $7.0 million for the six month periods ended June 30, 1996 and 1995, respectively.

         Federal Deposit Insurance Corporation (FDIC) premiums decreased by $677,000 and $1.4 million for the three and six month periods ended June 30, 1996, respectively, in comparison to the same periods in 1995. On August 8,
1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for members of the Savings Association Insurance Fund (SAIF). Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the previous rate of 23 cents per $100.00. The SAIF members will continue to pay the 23 cents per $100.00 of assessable deposits. The reduction in the BIF became effective June 1, 1995. In addition, as a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment for the best rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996. These premium levels were reviewed by the FDIC on May 14, 1996. The weakest BIF and SAIF institutions will continue to pay 27 cents and 31 cents per $100.00 of assessable deposits, respectively. First Banks' BIF depository institutions are First Bank (Missouri), First Bank (Illinois), FB&T, BankTEXAS N.A., and First Commercial Bank. As a result of acquisitions and mergers, First Banks' BIF depository institutions also have a total of approximately $350 million of SAIF-insured deposits. First Banks' SAIF depository institutions are First Bank FSB and St. Charles Federal which will continue to be assessed 23 cents per $100.00 of assessable deposits. First Banks' SAIF depository institutions also have, as a result of acquisitions and mergers, a total of approximately $20 million of BIF-insured deposits.

         In response to concerns that the insurance premium disparity between the BIF and the SAIF could have a negative effect on SAIF-insured institutions and the SAIF, legislation may be introduced in Congress to, among other things, eliminate the deposit insurance premium disparity by merging the BIF and SAIF. A merger of the BIF and the SAIF may, as described in previously proposed legislation, entail a one-time special assessment on SAIF-insured deposits. It cannot be predicted whether, when or in what form any such legislation will be enacted, or what effect such legislation will ultimately have on First Banks.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 76.23% and 75.75% of total assets as of June 30, 1996 and December 31, 1995, respectively. Total loans, excluding loans held for sale and net of unearned discount, decreased by $50 million to $2.65 billion at June 30, 1996 from $2.70 billion at December 31, 1995. The decrease reflects First Banks' decision to sell substantially all of its new originations of fixed and adjustable rate residential loans into the secondary market, as well as the reduction of its portfolio of indirect automobile loans at FBA resulting from the institution of more stringent credit standards in July 1995.


         The following is a summary of nonperforming assets by category:
                                                                June 30,     December 31,
                                                                  1996           1995
                                                              ------------   ------------
                                                           (dollars expressed in thousands)

Commercial                                                  $    5,258          9,930
Real estate construction and development                         1,926          2,002
Real estate mortgage:
   Residential                                                  13,349         11,143
   Commercial                                                   15,468         16,016
Consumer and installment                                           463            300
                                                            ----------     ----------
         Total nonperforming loans                              36,464         39,391
Other real estate                                               10,398          7,753
                                                            ----------     ----------
         Total nonperforming assets                         $   46,862         47,144
                                                            ==========     ==========
Loans, net of unearned discount                             $2,695,520      2,744,219
                                                            ==========     ==========
Loans past due 90 days or more and still accruing           $    4,880          8,474
                                                            ==========     ==========

Allowance for possible loan losses to loans                       1.70%         1.92%
Nonperforming loans to loans                                      1.35          1.44
Allowance for possible loan losses to nonperforming loans       125.94        133.70
Nonperforming assets to loans and foreclosed assets               1.73          1.71
                                                            ==========    ==========

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans 60 days or more past due, were $24.1 million and $31.5 million at June 30, 1996 and December 31, 1995, respectively.

         The following is a summary of the loan loss experience for the three and six month periods ended June 30:
                                                                  Three months ended            Six months ended
                                                                       June 30,                      June 30,
                                                                    1996      1995               1996       1995
                                                                    ----      ----               ----       ----
                                                                         (dollars expressed in thousands)
Allowance for possible loan losses, beginning of period          $50,045     41,001            52,665     28,410
Acquired allowances for possible loan losses                           -      4,625                 -     16,702
                                                                 -------    -------           -------     ------
                                                                  50,045     45,626            52,665     45,112
Loans charged-off                                                 (9,583)    (3,006)          (16,434)    (4,846)
Recoveries of loans previously charged-off                         2,359      1,276             3,486      2,264
                                                                 -------    -------           -------     ------
   Net loan (charge-offs) recoveries                             ( 7,224)    (1,730)          (12,948)    (2,582)
                                                                 -------    -------           -------     ------
Provision for possible loan losses                                 3,100      1,644             6,204      3,010
                                                                 -------    -------           -------     ------
Allowance for possible loan losses, end of period                $45,921     45,540            45,921     45,540
                                                                  ======     ======           =======     ======

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

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                        June 30, 1996        December 31,1995
                                        -------------        ----------------
                                       Notional  Credit    Notional   Credit
                                       amount    exposure  amount     exposure
                                       ------    --------  ------     --------
                                           (dollars expressed in thousands)

   Interest rate swap agreements     $ 145,000       -     145,000       -
   Interest rate floor agreements      105,000      72     105,000     608
   Interest rate cap agreements         30,000     483      30,000     292
   Forward commitments to sell
       mortgage-backed  securities      47,000      83      42,000       -

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Prior to 1996, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available for sale securities portfolio. The unamortized balance of net deferred losses on interest rate futures contracts of $3.4 million and $4.6 million at June 30, 1996 and December 31, 1995, respectively, was applied to the carrying value of the available for sale securities portfolio as part of the mark-to-market valuation.

         Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $2.3 million and $4.1 million for the three and six month periods ended June 30, 1996, respectively, in comparison to $1.7 million and $3.4 million for the same periods in 1995. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:

June  30, 1996:
                                  Notional    Interest  Rate     Fair Value
                                              --------------
          Maturity date           Amount      Paid  Received     Gain  (loss)
          -------------             ------    ----  --------     ----- ------
                                       (dollars expressed in thousands)
   September 30, 1997            $ 35,000     7.04%   5.57%      $   (453)
   December 8, 1997                15,000     7.90    5.54           (401)
   September 30, 1999              35,000     7.32    5.57           (902)
   September 30, 2001              35,000     7.65    5.57         (1,531)
   January 30, 2005                25,000     8.13    5.48         (1,990)
                                  -------                          ------
                                 $145,000     7.53    5.55        $(5,277)
                                  =======     ====    ====         ======

December  31, 1995:
                                Notional      Interest  Rate     Fair Value
                                              --------------
         Maturity date          Amount       Paid     Received   Gain (loss)
         -------------          ------       ----     --------   -----------
                                     (dollars expressed in thousands)
   September 30, 1997           $ 35,000     7.04%      5.69%  $    (932)
   December 8, 1997               15,000     7.90       5.81         711)
   September 30, 1999             35,000     7.32       5.69      (2,073)
   September 30, 2001             35,000     7.65       5.69      (3,207)
   January 30, 2005               25,000     8.13       5.94      (3,703)
                                 -------                        --------
                                $145,000     7.53       5.74    $(10,626)
                                ========     ====       ====    ========

         During July 1995, First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of $225 million of interest rate swap agreements at a loss of $13.5 million. This loss has been deferred and is being amortized over the remaining lives of the swap agreements. At June 30, 1996 and December 31, 1995, the unamortized balance of this loss was $9.3 million and $11.6 million, respectively, and was included in other assets. The amortization of the deferred loss included in interest expense was $1.0 million and $2.3 million for the three and six month periods ended June 30, 1996.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At June 30, 1996 and December 31, 1995, the unamortized costs for these agreements were $542,000 and $685,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements was $72,000 and $143,000 for the three and six month periods ended June 30, 1996, respectively in comparison to $68,000 and $106,000 for the same periods in 1995. There are no amounts receivable under these agreements.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $303 million at June 30, 1996 and $359 million at December 31, 1995. The decrease is primarily attributable to the reduction in certificates of deposit in denominations of $100,000 or more of $35.3 million, reduction in FHLB advances of $12.1 million and notes payable which decreased by $12.3 million as of June 30, 1996 in comparison to December 31, 1995. The funds utilized to reduce certificates of deposit in denominations of $100,000 or more and FHLB advances were obtained from the proceeds of sales of investment securities, which settled in January 1996, and from the funds generated from the planned reduction within the residential real estate loan portfolio. The funds utilized to reduce notes payable of First Banks, Inc. were obtained from the dividends from the Subsidiary Banks and available liquidity.

         At June 30, 1996, First Banks' more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)
     Three months or less                                  $160,655
     Over three months through six months                    37,530
     Over six months through twelve months                   74,553
     Over twelve months                                      29,961
                                                           --------
       Total                                               $302,699
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

                                     Capital

         Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. First Banks and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles associated with the purchase of subsidiaries, net losses on financial futures contracts deferred for financial reporting purposes, and the excess of net deferred tax assets, as defined by regulation. Consistent with regulatory reporting, Tier 1 capital also excludes the fair value adjustment for available for sale investment securities. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. All classes of First Banks' preferred stock qualify as Tier 1 capital under the risk-based guidelines.

         At June 30, 1996 and December 31, 1995,  First Banks' and the  Subsidiary  Banks'  capital  ratios were as follows:
                                                 Risk  based capital ratios
                                                 Total               Tier 1           Leverage Ratio
                                                 -----               ------           --------------
                                              1996       1995      1996      1995      1996       1995
                                              ----       ----      ----      ----      ----       ----

         First Banks                          9.75%      9.34%     8.36%     7.77%     5.92%      5.32%
         First Bank FSB                      11.31      11.90     10.06     10.80      6.58       6.74
         First Bank (Illinois)               11.72      12.91     10.46     11.66      7.23       7.22
         First Bank (Missouri)               10.40      10.03      9.15      8.78      7.19       7.01
         FBA                                 14.18      11.69     12.92     10.43      8.61       8.38
         CCB                                 17.20      15.25     15.92     13.96     11.28       9.58
         FCB                                  6.74       4.99      5.44      3.68      3.69       2.14
         St. Charles Federal                 16.11      18.95     15.54     18.46      8.00       8.73

         FCB's capital has improved to "undercapitalized" at June 30, 1996 from "significantly undercapitalized" at December 31, 1995 for regulatory purposes as a result of the offering of newly-issued common stock as more fully described in note 3 to the consolidated financial statements. The risk based total and Tier 1 capital ratios and leverage ratio for First Commercial Bank were 12.95%, 11.65% and 7.91%, respectively, at June 30, 1996 and is considered "adequately capitalized" for regulatory purposes.

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

       First Banks adopted the provisions of SFAS 122, Accounting for Mortgage Servicing Rights (SFAS 122), on January 1, 1996. SFAS 122 amends SFAS 65, Accounting for Certain Mortgage Banking Activities. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired.

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

         In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

         The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control under that approval, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguisments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

         First Banks does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.

                           Part II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        On April 17, 1996, First Banks held its annual meeting of shareholders at which time Mr. James F. Dierberg and Mr. Allen H. Blake were appointed to serve as Chairman and Secretary, respectively. Nominated for directors were Messrs. James F. Dierberg, Allen H. Blake, Donald Gunn, Jr. and George Markos. There being no further nominations, the Chairman ordered the election be conducted and the votes of the Shareholders tallied. Mr. Blake reported that the vote for the election of the nominated Directors was unanimous.

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                 Exhibit
                Number     Description

                  11       Calculations of Earnings per Common Share

                  27       Financial Data Schedule (EDGAR only)

   (b) First Banks, Inc. filed no reports on Form 8-K during the three month and six month periods ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           FIRST BANKS, INC.
                                                  Registrant


Date:  August 8, 1996                      By: /s/ James F. Dierberg
                                               ---------------------
                                                 James F. Dierberg
                                                 Chairman, President and
                                                 Chief Executive Officer



Date:  August 8, 1996                      By:  /s/ Allen H. Blake
                                               -------------------
                                                Allen H. Blake
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                   Exhibit 11

                                                                     Exhibit 11


                                FIRST BANKS, INC.
                        Calculation of Earnings per Share




                                                For the Three Months Ended         For the Six Months Ended
                                                         June 30,                         June 30,
                                            -------------------------------      ----------------------------
                                                 1996               1995             1996             1995
                                                 ----              -----             ----             ----
Average shares outstanding:
   Class C preferred stock                    2,200,000          2,200,000        2,200,000         2,200,000
   Class A preferred stock                      641,082            641,082          641,082           641,082
   Class B preferred stock                      160,505            160,505          160,505           160,505
   Common Stock                                  23,661             23,661           23,661            23,661
                                              =========       ============      ===========       ===========

Net income                                  $ 5,469,943          6,074,492        9,907,247        13,647,846
Preferred stock dividends:
  Class C preferred stock                    (1,237,500)        (1,237,500)      (2,475,000)       (2,475,000)
  Class A preferred stock                      (128,216)          (128,216)        (320,541)         (320,541)
  Class B preferred stock                        (2,809)            (2,809)          (7,022)           (7,022)
                                              ---------           --------        ---------        ----------

  Income available to common
   stockholders                             $ 4,101,418          4,705.967        7,104,684        10,845,283
                                              =========          =========       ==========        ==========

Primary earnings per share                  $    173.34             198.89           300.27            458.36
                                                 ======             ======           ======            ======

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                   $    0.5625             0.5625           1.1250            1.1250
  Class A preferred stock                        0.2000             0.2000           0.5000            0.5000
  Class B preferred stock                        0.0175             0.0175           0.0437            0.0437
                                                 ======             ======           ======            ======

Class A preferred stock outstanding             641,082            641,082          641,082           641,082
Book value/share of common stock,
  beginning of year                         $  7,038.74           6,307.84         7,038.74          6,307.84
Dilution of common equity upon
  exercise of options and
  warrants of subsidiary bank                    (41.32)           (43.74)           (41.32)           (43.74)
                                              ---------          --------          --------          --------
                                            $  6,997.42          6,264.11          6,997.42          6,264.11
                                              =========          ========          ========          ========

Common stock issuable upon conversion             1,832              2,047            1,832             2,047
Shares of common stock outstanding               23,661             23,661           23,661            23,661
                                              ---------        -----------         --------          --------
                                                 25,493             25,708           25,493            25,708
                                              =========        ===========         ========          ========

Net income                                  $ 5,469,943          6,074,492        9,907,247        13,647,846
Class C preferred dividends                  (1,237,500)        (1,237,500)      (2,475,000)       (2,475,000)
Class B preferred dividends                      (2,809)            (2,809)          (7,022)           (7,022)
                                             -----------       -----------        ---------        ----------
  Fully-diluted net income                  $ 4,229,634          4,834,183        7,425,225        11,165,824
                                             ==========        ===========        =========        ==========


Fully-diluted earnings per share            $    165.91             188.04           291.26            434.34

                                             ==========        ===========        =========         =========