Form 10-Q
period 1996-09-30
FIRST BANKS INC
filed 1996-11-14
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                     Yes __X_ No ____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
              Class                                 October 31,  1996
              -----                                 -----------------

Common Stock, $250.00 par value                         23,660.86

                                First Banks, Inc.

                                      INDEX

                                                                            Page

PART I        FINANCIAL INFORMATION


     Item 1.  Financial Statements:
              Consolidated Balance Sheets as of September 30, 1996
                and December 31, 1995                                        -2-
              Consolidated Statements of Income for the three
                 and nine month periods ended September 30, 1996 and 1995    -4-
              Consolidated Statements of Cash Flows for the nine month
                periods ended September 30, 1996 and 1995                    -5-
              Notes to Consolidated Financial Statements                     -6-

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          -8-



PART II.     OTHER INFORMATION

     Item 6     Exhibits and Reports on Form 8-K                            -18-

Signatures                                                                  -19-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)






                                                                                September 30,      December 31,
                                                                                    1996               1995
                                                                                    ----               ----
                                   ASSETS
                                   ------
Cash and cash equivalents:
    Cash and due from banks .........................................         $    121,788           128,553
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less ......................                9,436            16,860
    Federal funds sold ..............................................               51,200            53,800
                                                                                   -------           -------
          Total cash and cash equivalents ...........................              182,424           199,213
                                                                                   -------           -------

Investment securities:
   Available for sale, at fair value ................................              473,275           471,791
   Held to maturity, at amortized cost (estimated fair
      value of $25,839 and $37,021 at September 30, 1996
      and December 31,1995, respectively) ...........................               25,510            36,532
                                                                                  --------           -------
          Total investment securities ...............................              498,785           508,323
                                                                                  --------           -------
Loans:
   Commercial........................................................              443,750           364,018
   Real estate construction and development .........................              259,607           209,802
   Real estate mortgage:
      Residential....................................................            1,082,705         1,191,236
      Commercial.....................................................              579,902           523,816
   Consumer and installment .........................................              351,853           419,894
   Residential mortgage loans held for sale..........................               23,687            45,035
                                                                                 ---------         ---------
          Total loans ...............................................            2,741,504         2,753,801
  Unearned discount .................................................               (8,478)           (9,582)
  Allowance for possible loan losses ................................              (45,365)          (52,665)
                                                                                 ---------         ---------
          Net loans .................................................            2,687,661         2,691,554
                                                                                 ---------         ---------

Bank premises and equipment, net of accumulated depreciation ........               48,521            50,278
Intangibles associated with the purchase of subsidiaries ............               20,882            23,841
Purchased mortgage servicing rights, net of amortization ............               10,678            12,122
Accrued interest receivable .........................................               22,851            22,027
Receivable from sales of investment securities.......................                    -            41,265
Other real estate owned .............................................               10,298             7,753
Deferred income taxes ...............................................               41,898            41,576
Other assets ........................................................               22,156            25,010
                                                                                 ---------         ---------
          Total assets ..............................................           $3,546,154         3,622,962
                                                                                 =========         =========

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                              September 30,        December 31,
                                                                                  1996                 1995
                                                                                  ----                 ----
                                LIABILITIES
                                -----------
Deposits:
     Demand:
       Non-interest bearing ..........................................         $ 393,401               389,658
       Interest bearing ..............................................           289,535               307,584
     Savings .........................................................           664,142               690,902
     Time:
       Time deposits of $100 or more .................................           149,695               201,025
       Other time deposits ...........................................         1,557,968             1,594,522
                                                                               ---------             ---------
          Total deposits .............................................         3,054,741             3,183,691
Federal Home Loan Bank advances.......................................            71,576                49,883
Federal funds purchased ..............................................            15,000                 3,000
Securities sold under agreements to repurchase .......................            41,745                17,180
Notes payable ........................................................            66,840                88,135
Accrued interest payable .............................................             9,641                10,726
Deferred income taxes ................................................             9,991                 6,517
Accrued and other liabilities ........................................            19,172                16,788
Minority interest in subsidiaries ....................................            13,856                12,437
                                                                               ---------           -----------
          Total liabilities ..........................................         3,302,562             3,388,357
                                                                               ---------             ---------

                                  STOCKHOLDERS' EQUITY
Preferred stock:
      Class C 9.00% increasing rate,  redeemable,  cumulative,
      $1.00 par value,  $25.00 stated value;  5,000,000 shares
      authorized;  2,191,000 shares and 2,200,000  shares  issued and outstanding at September  30, 1996 and December 31, 1995,
        respectively..................................................            54,775                55,000
      Class A, convertible, adjustable rate, $20.00
        par value; 750,000 shares authorized; 641,082
        shares issued and outstanding ................................            12,822                12,822
      Class B, adjustable rate, $1.50 par value;
        200,000 shares authorized; 160,505 shares
        issued and outstanding .......................................               241                   241
Common stock, $250.00 par value; 25,000 shares
        authorized; 23,661 shares issued and outstanding .............             5,915                 5,915
Capital surplus ......................................................             4,237                 4,307
Retained earnings ....................................................           163,894               156,692
Net fair value adjustment for securities available for sale ..........             1,708                  (372)
                                                                               ---------             ---------
          Total stockholders' equity .................................           243,592               234,605
                                                                               ---------             ---------
          Total liabilities and stockholders' equity .................        $3,546,154             3,622,962
                                                                               =========             =========





           See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                     Three  months  ended                Nine months ended
                                                                           September 30,                   September 30,
                                                                           -------------                   -------------

                                                                      1996          1995               1996          1995
                                                                      ----          ----               ----          ----
Interest income:
    Interest and fees on loans.................................    $ 59,199        56,807            175,260      161,912
    Investment securities......................................       4,742         7,856             17,966       27,562
    Federal funds sold and other...............................         958         1,380              3,782        2,577
                                                                    -------      --------          ---------     --------
          Total interest income................................      64,899        66,043            197,008      192,051
                                                                     ------        ------            -------      -------
Interest expense:
   Deposits:
       Interest-bearing demand.................................       1,117         1,466              3,530        4,238
       Savings.................................................       5,578         6,414             16,953       16,675
       Time deposits of $100 or more...........................       2,113         2,646              6,960        6,381
       Other time deposits.....................................      21,721        20,462             66,060       55,718
   Federal Home Loan Bank advances.............................         711         2,323              1,954       10,699
   Securities sold under agreements to repurchase..............         323           379                762        2,190
   Interest rate exchange agreements, net .....................       1,838         1,791              6,035        5,168
   Notes payable and other.....................................       1,311         1,551              4,326        5,281
                                                                    -------       -------            -------     --------
          Total interest expense...............................      34,712        37,032            106,580      106,350
                                                                    -------        ------            -------      -------
          Net interest income..................................      30,187        29,011             90,428       85,701
Provision for possible loan losses.............................       2,570         5,439              8,774        8,449
                                                                    -------       -------            -------      -------
          Net interest income after provision for possible
            loan losses........................................      27,617        23,572             81,654       77,252
                                                                    -------        ------            -------      -------
Noninterest income:
       Service charges on deposit accounts and customer
           service fees........................................       3,154         2,766              9,411        7,634
       Credit card fees........................................         663           570              1,897        1,615
       Loan servicing fees, net................................         749           510              2,027        2,286
       Gain (loss) on mortgage loans sold and held for sale....        (119)          (78)                (7)        (622)
       Gain (loss) on sale of securities, net..................        (625)          886               (421)       2,765
       Gain on sale of mortgage loan servicing rights..........           -             -                  -        3,843
       Loss on cancellation of interest rate exchange agreement           -             -                  -       (3,342)
       Other income............................................       1,688           714              2,891        3,463
                                                                    -------         -----            -------       ------
          Total noninterest income.............................       5,510         5,368             15,798       17,642
                                                                    -------         -----            -------       ------
Noninterest expenses:
       Salaries and employee benefits..........................       9,724        10,157             30,085       27,938
       Occupancy, net of rental income.........................       2,310         2,398              7,245        6,244
       Furniture and equipment.................................       1,734         1,814              5,404        4,982
       Federal Deposit Insurance Corporation premiums..........       9,479           582             11,355        3,810
       Postage, printing and supplies..........................         985           900              3,660        3,360
       Data processing fees....................................       1,130         1,216              3,479        3,560
       Legal, examination and professional fees................       1,098         1,502              3,620        3,975
       Credit card expenses....................................         713           620              2,149        1,762
       Communications..........................................         712           554              1,992        1,744
       Advertising.............................................         299           389              1,253        1,473
       Losses and expenses on foreclosed real estate, net of gains      460           236                951          539
       Other expenses..........................................       3,513         1,074             10,044        7,314
                                                                     ------        ------            -------       ------
          Total noninterest expenses...........................      32,157        21,442             81,237       66,701
                                                                     ------        ------            -------       ------
          Income before provision (benefit) for income taxes and
           minority interest in income of subsidiaries.........         970         7,498             16,215       28,193
Provision (benefit) for income taxes...........................        (814)        2,523              4,304        9,414
                                                                     ------         -----             ------       ------
          Income before minority interest in (income) loss
            of subsidiaries ...................................       1,784         4,975             11,911       18,779
Minority interest in (income) loss of subsidiaries.............        (252)          972              ( 472)         816
                                                                     ------         -----             ------       ------
          Net income...........................................       1,532         5,947             11,439       19,595
Preferred stock dividends......................................       1,434         1,434              4,237        4,237
                                                                     ------         -----             ------       ------
          Net income available to common shareholders..........    $     98         4,513              7,202       15,358
                                                                    =======         =====             ======       ======
Earnings per share:
   Primary.....................................................    $   4.12        190.72             304.39       649.08
   Fully Diluted...............................................       11.37        183.03             302.68       617.39
                                                                   ========        ======             ======       ======
Weighted average shares of common stock outstanding............      23,661        23,661             23,661       23,661
                                                                   ========        ======             ======       ======

           See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             (dollars expressed in thousands, except per share data)




                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                   1996                1995
                                                                                   ----                ----
Cash flows from operating activities:
   Net income ..............................................................    $ 11,439              19,595
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and equipment .........       4,314               3,997
      Amortization, net of accretion .......................................       3,360               3,107
      Originations and purchases of loans held for sale ....................    (104,923)            (33,434)
      Proceeds from sales of loans held for sale ...........................      91,336             173,873
      Provisions for possible loan losses ..................................       8,774               8,449
      Provisions for income taxes currently payable ........................       4,304               9,414
      Payments of income taxes .............................................      (5,018)               (385)
      (Increase) decrease in accrued interest receivable ...................        (824)                568
      Interest accrued on liabilities ......................................     106,579             106,450
      Payments of interest on liabilities ..................................    (107,665)           (106,350)
      Other ................................................................       7,028              (2,545)
      Minority interest in income of subsidiaries ..........................         453                (815)
                                                                                --------           ---------
          Net cash provided by (used in) operating activities ..............      19,157             181,924
                                                                                --------             -------
Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents
     received...............................................................           -              51,275
    Sales of securities of acquired entities ...............................           -              86,723
    Other sales of investment securities ...................................      83,616             170,270
    Maturities of investment securities ....................................     308,411             142,350
    Purchases of investment securities .....................................    (338,575)           (177,357)
    Purchases of mortgage servicing rights .................................         (56)                  -
    Net (increase) decrease in loans .......................................      (4,566)           (103,938)
    Recoveries of loans previously charged-off .............................       5,229               3,247
    Purchases of bank premises and equipment ...............................      (2,550)             (4,056)
    Other investing activities .............................................      10,476             (32,042)
                                                                                --------            --------
          Net cash provided by (used in) investing activities ..............      61,985             136,472
                                                                                --------             -------
Cash flows from financing activities:
    Other increases (decreases) in deposits:
        Demand and savings deposits ........................................     (41,067)            (82,306)
        Time deposits ......................................................     (87,883)             51,862
    Increase (decrease) in Federal funds purchased .........................      12,000             (70,300)
    Increase (decrease) in Federal Home Loan Bank advances .................      21,693             (84,157)
    Increase (decrease)  in securities sold under agreements to repurchase .      24,565             (55,496)
    Increase (decrease) in notes payable and other borrowings ..............     (22,772)             17,639
    Retirement of preferred stock...........................................        (230)                -
    Payment of preferred stock dividends ...................................      (4,237)             (4,237)
                                                                                --------            --------
          Net cash provided by (used in) financing activities ..............     (97,931)           (226,995)
                                                                                --------            --------
          Net increase (decrease) in cash and cash equivalents .............     (16,789)             91,401
Cash and cash equivalents, beginning of period .............................     199,213             131,296
                                                                                --------             -------
Cash and cash equivalents, end of period ...................................  $  182,424             222,697
                                                                                ========              =======
Noncash investing and financing activities:.................................
    Loans transferred to foreclosed real estate ............................  $    7,332               1,893
    Loans to facilitate sale of foreclosed real estate .....................         168                 213
    Loans transferred to held for sale......................................           -             146,991
                                                                                ========             =======




           See accompanying notes to consolidated financial statements

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation


         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996.

         First Banks' primary subsidiaries (Subsidiary Banks) are:

                  First Bank, headquartered in St. Louis County, Missouri (First Bank (Missouri))
                  First  Bank,   headquartered in O'Fallon, Illinois (First Bank
                  (Illinois))
                  First Bank FSB, headquartered in St. Louis County, Missouri (First Bank FSB)
                  First Banks America, Inc.,  headquartered  in  Houston,  Texas
                  (FBA)
                  CCB Bancorp, Inc., headquartered in Irvine, California (CCB)
                  First Commercial   Bancorp,   Inc.,   headquartered  in
                  Sacramento, California (FCB)
                  St.  Charles   Federal  Savings  and  Loan Association,
                  headquartered in St. Charles, Missouri (St. Charles Federal).

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

         FBA, a majority owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas. First Banks' ownership interest in FBA was 67.30% and 65.41% at September 30, 1996 and December 31, 1995, respectively.

         FCB, a majority owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California. First Banks' ownership interest in FCB was 61.46% and 93.29% at September 30, 1996 and December 31, 1995, respectively.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.


(2)      Business Combinations

         On June 24, 1996, First Banks' majority owned subsidiary, FBA, executed a definitive agreement under which FBA will acquire Sunrise Bancorp, Inc. (Sunrise), Roseville, California, and its wholly owned subsidiary, Sunrise Bank of California, in an all-cash transaction. Sunrise is headquartered in Roseville, California and operates two full-service banking offices in Roseville and Citrus Heights, California and one loan production office in San Francisco, California. At September 30, 1996, Sunrise had total assets of $112.4 million, consisting primarily of cash and cash equivalents and investment securities of $48.2 million and loans of $61.1 million. The transaction was completed on November 1, 1996.




(3)      Capital Stock of First Commercial Bancorp, Inc.

         During the second quarter of 1996, FCB completed an offering to its shareholders other than First Banks an aggregate of 59.69 million shares of newly-issued FCB common stock at $.10 per share. The common stock subscribed under the offering totaled 36.09 million shares. As a result of the offering, First Banks ownership interest in FCB was reduced to 61.46% at September 30, 1996 from 93.29% at December 31, 1995. This reduction in the ownership interest in FCB did not have a material impact on the financial condition or results of operations of First Banks.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At September 30, 1996, First Banks had $3.5 billion in total assets; $2.7 billion in total loans, net of unearned discount; $3.1 billion in total deposits; and $244 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at September 30, 1996 ranked by asset size:

                                                                                   Loans, net
                            Percent of       No. of                                 of unearned    Total
Subsidiary Banks            ownership       locations            Total Assets       discounts      deposits
----------------            ---------       ---------            ------------       ---------      --------
                                                                   (dollars expressed in thousands)
First Bank FSB                100.00%           39              $ 1,013,966          841,206        817,133
First Bank (Missouri)         100.00%           29                  837,561          655,790        733,230
First Bank (Illinois)         100.00%           28                  832,082          595,856        763,945
CCB                           100.00%           13                  410,970          308,109        338,044
FBA                            67.30%            6                  271,700          172,737        229,418
FCB                            61.46%            6                  148,980           94,299        133,656
St. Charles Federal           100.00%            1                   76,313           65,069         60,320

                               Financial Condition

         First Banks' total assets decreased by $70 million to $3.55 billion from $3.62 billion at September 30, 1996 and December 31, 1995, respectively. The decrease is primarily attributable to the reduction in net loans of $11 million and the settlement in January 1996 of the sale of $41 million of investment securities carried as a receivable at December 31, 1995. In addition, cash and cash equivalents and investment decreased by $17 million and $10 million as of September 30, 1996 in comparison to December 31, 1995. The funds generated from the reduction in total assets were utilized to reduce rate-sensitive deposits. The composition of the decrease in loans, net of unearned discount, is discussed in the "Lending and Credit Management" section of this Form 10-Q.

                              Results of Operations

Net Income

         Net income was $1.5 million for the three months ended September 30, 1996, compared to $5.9 million for the same period in 1995. Net income for the nine months ended September 30, 1996 was $11.4 million compared to $19.6 million for the same period in 1995.

         The results of operations for the three months ended September 30, 1996 were adversely affected by an $8.6 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment will be used to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) in order to bring it into parity with the Bank Insurance Fund
(BIF) of the FDIC. As a result of this special assessment, First Banks' cost of deposit insurance is expected to decrease by approximately $2.0 million for the year ended December 31, 1997 compared to its deposit insurance cost for the year ended December 31, 1996, excluding the affect of the special assessment. The expected decrease in the cost of deposit insurance is based on an overall assessment rate for 1997 of 1.3 basis points and 6.4 basis points for each $100.00 of assessable deposits of BIF and SAIF deposits, respectively, in comparison to the current assessment rate, applicable only to SAIF deposits, of 23 basis points.

         The operating results for 1996 also reflect the negative effect on earnings of the seven acquisitions completed during 1995. First Banks is restructuring the composition of acquired assets and liabilities, working to improve the quality of the acquired loans, building loan loss reserves to First Banks' standards, and integrating these entities into its systems and cultures. First Banks expects this restructuring process to be substantially completed during 1996.

         In addition, included in income for the three and nine month periods ended September 30, 1995 included net securities gains of $866,000 and $2.8 million, respectively, compared to net securities losses of $625,000 and $421,000 for the same periods in 1996

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) was $30.5 million, or 3.73% of average interest earning assets, for the three months ended September 30, 1996, compared to $29.4 million, or 3.54% of average interest earning assets, for the same period in 1995. Net interest income (expressed on a tax-equivalent basis) for the nine months ended September 30, 1996 was $91.3 million, or 3.69% of average interest earning assets, compared to $86.7 million, or 3.58% of average interest earning assets, for the same period in 1995.

         The increased net interest income for 1996 is principally attributable to the increase in average interest-earning assets provided primarily by acquisitions. The increase was partially offset by the interest expense on the debt incurred in First Banks' acquisition program and the costs associated with the use of derivative financial instruments in the management of First Banks' interest rate risk exposure. The expense of such derivative financial instruments was $3.4 million and $8.8 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $2.6 million and $6.2 million for the same periods in 1995.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:



                                          Three months ended September 30,                   Nine months ended September 30,
                                           1996                   1995                        1996                    1995
                                      ------------------------------------------         -----------------------------------------
                                            Interest              Interest                    Interest                Interest
                                    Average income/ Yield/  Average  income/ Yield/  Average  income/ Yield/ Average  income/ Yield/
                                    balance  expense rate   balance  expense rate    balance  expense rate   balance  expense rate
                                    -------  ------------   -------  ------  -----   -------  ------- ----   -------  ------  -----
                                                                         (dollars expressed in thousands)
     Assets
     ------
Interest-earning assets:
   Loans                         $2,706,607  59,314  8.77% $2,653,321 56,948 8.59% $2,713,444 175,611 8.63% $2,551,896   2,325 8.48%
   Investment securities            491,325   4,908  4.00     577,172  8,063 5.59     494,470  18,483 4.98     620,063  28,163 6.06
   Federal funds sold and other      70,516     959  5.44      83,382  1,380 6.62      94,418   3,782 5.34      55,591   2,577 6.18
                                  ---------  ------         --------- ------        ---------  ------         --------  ------
         Total interest-earning
            assets                3,268,448  65,181  7.98   3,313,875 66,391 8.01   3,302,332 197,876 7.99   3,227,550 193,065 7.98
Nonearning assets                   222,544                   223,909                 222,692                  210,314
                                    -------                 ---------               ---------                ---------
         Total assets            $3,490,992               $ 3,537,784              $3,525,024               $3,437,864
                                  =========                 =========               =========                =========

     Liabilities and Stockholders' Equity Interest-bearing liabilities:
     ------------------------------------------------------------------
   Interest-bearing demand
      deposits                    $ 292,153   1,117  1.53% $ 279,725  1,466  2.10% $  298,990   3,530  1.57% $275,788   4,238 2.05%
   Savings deposits                 676,200   5,578  3.30    695,101  6,414  3.69     684,640  16,953  3.30   645,951  16,675 3.44
   Time deposits of $100
      or more(1)                    154,995  2,291   5.91    182,009  2,823  6.20     169,889   7,545  5.92   153,274   6,810 5.92
   Other time deposits (1)        1,575,117 23,327   5.92  1,466,057 21,887  5.97   1,590,836  71,332  5.98 1,398,234  59,630 5.69
                                  ---------  ------        --------- -------        ---------  ------       ---------  ------
        Total interest-bearing
           deposits               2,698,465  32,313   4.79  2,622,892  32,59  4.97   2,744,355  99,360  4.83 2,473,247  87,353 4.71

   Notes payable and other (1)      148,540   2,398   6.45    286,495  4,442  6.20     140,694   7,219  6.84   375,939  18,997 6.74
                                  --------- -------         ---------  -----         ---------  ------         -------  ------
         Total interest-bearing
                 liabilities      2,847,005  34,711   4.88  2,909,387 37,032  5.09   2,885,049 106,579  4.93 2,849,186 106,350 4.98
                                            -------                   ------                   -------                 -------
Noninterest-bearing liabilities:
   Demand deposits                  366,954                   361,754                  365,413                 331,067
   Other liabilities                 35,431                    36,978                   36,252                  32,585
                                  ---------                 ---------                ---------              ----------
         Total liabilities        3,249,390                 3,308,119                3,286,714               3,212,838
Stockholders' equity                241,602                   229,665                  238,310                 225,026
                                  ---------                 ---------                ---------              ----------
         Total liabilities and
            stockholders' equity $3,490,992                $3,537,784              $ 3,525,024             $ 3,437,864
                                  =========                 =========                =========              ==========

         Net interest income                30,470                   29,359                    91,297                   86,715
                                            ======                   ======                    ======                   ======
         Net interest margin                         3.73%                    3.54%                    3.69%                   3.58%
                                                     =====                    =====                    =====                   ====

(1)  Includes the effects of interest rate exchange agreements



Provision for Possible Loan Losses

         The provision for possible loan losses was $2.6 million compared to $5.4 million for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the provision for possible loan losses was $8.8 million and $8.4 million, respectively. Net loan charge-offs were $3.1 million and $16.1 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $7.0 million and $9.6 million for the three and nine month periods ended September 30, 1995, respectively.

         Several of the First Banks' acquisitions in 1995 includes significant portfolios of problem assets. Following these acquisitions, First Banks pursued aggressive problem loan work out procedures which included conservatively re-valuing loans through charge-offs. While these adjustments were anticipated prior to the acquisitions and adequate reserves for loan losses had been established to provide for them, this has caused loan charge-offs to increase during 1995 and 1996.

         The reduction in the provision for possible loan losses to $2.8 million for the three months ended September 30, 1996, compared to $5.4 million the same period in 1995, reflects a special provision of $3.7 million recorded during the three month period ended September 30, 1995. This special provision related to FBA's portfolio of automobile loans which had experienced increased levels of loan charge-offs and loans past due 30 days or more within that portfolio.

         The provision for possible loan losses for the nine month period ended September 30, 1996, reflects the additional provision requirement attributable to a single commercial loan of approximately $3.7 million which was fully charged-off. The loan was identified in 1995 as having potential problems creating uncertainty as to its collectibility. During the nine months ended September 30, 1996, the borrower failed to meet certain previously-agreed financial measures and principal reductions. As a result, it became apparent the loan could not be collected in the normal course of business and was charged-off.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented in the "Lending and Credit Management" section of this Form 10-Q.

Noninterest Income

         Noninterest income was $5.5 million and $15.8 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $5.4 million and $17.6 million for the same periods in 1995. The decrease for the nine months ended September 30, 1996 is primarily attributable to net security losses of $625,000 and $421,000 for the three and nine month periods ended September 30, 1996 in comparison to net securities gains of $886,000 and $2.8 million for the same periods in 1995, partially offset by the additional noninterest income generated from the seven acquisitions completed throughout 1995.

         An increase of $481,000 and $2.1 million in service charges, customer service fees and credit card fees for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995, relates primarily to the aforementioned acquisitions completed during 1995.

         Loan servicing fees, net increased by $239,000 for the three month period ended September 30, 1996, in comparison to the same period in 1995, primarily from additional loan servicing revenues provided by acquisitions completed during 1995. For the nine months ended September 30, 1996, loan servicing fees, net decreased by $259,000, in comparison to the same period in 1995, due to the sale of $427 million of mortgage loan servicing rights during July 1995.

         During the three months ended September 30, 1995, First Banks decided to sell $427 million of mortgage servicing rights due to favorable pricing available in the marketplace at that time. This sale resulted in a gain of $3.8 million.

         In addition, First Banks sold $147 million of residential mortgage loans during the nine months ended September 30, 1995, resulting in a loss of $284,000. In connection with the sale of these loans, First Banks terminated an interest rate exchange agreement, resulting in a loss of $3.3 million for the nine months ended September 30, 1995.

         Noninterest income also includes net security losses of $625,000 and $421,000 for the three and nine months ended September 30, 1996, respectively, in comparison to net security gains of $886,000 and $2.8 million for the same periods in 1995. The securities sold were classified as available for sale within the investment security portfolio. Gross gains and losses were $450,000 and $166,000, respectively, for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the gross gains and losses were $8.0 million and $1.2 million, respectively. The net security losses include the recognition of $700,000 and $4.0 million of realized hedging losses for the nine month periods ended September 30, 1996 and 1995, respectively

         The increase in other income for the three months ended September 30, 1996 relates primarily to a non-recurring gain of $795,000 realized from the termination of leveraged lease and related sale of the underlying leased assets. Included in other income for the nine months ended September 30, 1995 was $802,000 from the termination of a self-insurance trust.

Noninterest Expenses

         Noninterest expenses were $32.2 million and $21.4 million for the three month periods ended September 30, 1996 and 1995, respectively. Noninterest expenses for the three months ended September 30, 1996 include the special assessment to recapitalize the SAIF of $8.6 million as further described below. Excluding this special assessment, noninterest expenses totaled $23.6 million for the three months ended September 30, 1996 in comparison to the prior quarters ended June 30, 1996 and March 31, 1996 of $24.0 million and $25.0 million, respectively. These decreases are consistent with the cost savings expected upon the integration of the entities acquired throughout 1995 into existing systems and cultures of First Banks.

         Noninterest expense was $81.2 million and $66.7 million for the nine months ended September 30, 1996 and 1995, respectively. The increase of $14.5 million is primarily attributable to the one-time special assessment discussed below and incremental operating expenses of the seven acquisitions completed throughout 1995. In particular, salaries and employee benefits increased by $2.2 million to $30.1 million from $27.9 million for the nine month periods ended September 30, 1996 and 1995, respectively. In addition, occupancy and furniture and equipment expenses increased by $1.4 million to $12.6 million from $11.2 million for the nine month periods ended September 30, 1996 and 1995, respectively.

         FDIC expense for the three and nine month periods ended September 30, 1996 includes an $8.6 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment will be used to recapitalize the SAIF of the FDIC and bring it into parity with the BIF of the FDIC. As a result of this special assessment, First Banks' cost of deposit insurance for SAIF insured deposits is expected to decrease by approximately $2.0 million for the year ended December 31, 1997 in comparison to December 31, 1996. The expected decrease in the cost of deposit insurance is based on an overall assessment rate for 1997 of 6.4 basis points for each $100.00 of assessable SAIF deposits, in comparison to the current assessment rate of 23 basis points. First Banks currently has $1.2 billion of SAIF insured deposits.


                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 77.1% and 75.7% of total assets as of September 30, 1996 and December 31, 1995, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $10.0 million to $2.71 billion at September 30, 1996 from $2.70 billion at December 31, 1995. The increase reflects continued growth within corporate lending of $135.8 million, substantially offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $108.5 million and $68.0 million, respectively, at September 30, 1996 in comparison to December 31, 1995. These changes reflect a restructuring of the loan portfolio which was initiated in early 1995. In accordance with than plan, First Banks has sold substantially all of its conforming residential mortgage production in the secondary mortgage market and has significantly reduced its origination of indirect automobile loans.


         The following is a summary of nonperforming assets by category:

                                                                      September 30,       December 31,
                                                                          1996                1995
                                                                          ----                ----
                                                                      (dollars expressed in thousands)

Commercial                                                           $     5,009                9,930
Real estate construction and development                                   2,093                2,002
Real estate mortgage:
   Residential                                                            12,437               11,143
   Commercial                                                             13,338               16,016
Consumer and installment                                                     515                  300
                                                                      ----------            ---------
         Total nonperforming loans                                        33,392               39,391
Other real estate                                                         10,298                7,753
                                                                      ----------            ---------
         Total nonperforming assets                                  $    43,690               47,144
                                                                       =========            =========
Loans, net of unearned discount                                      $ 2,733,026            2,744,219
                                                                       =========            =========
Loans past due 90 days or more and still accruing                    $     5,988                8,474
                                                                       =========            =========

Allowance for possible loan losses to loans                                1.66%                 1.92%
Nonperforming loans to loans                                                1.22                 1.44
Allowance for possible loan losses to nonperforming loans                 135.86               133.70
Nonperforming assets to loans and foreclosed assets                         1.59                 1.71
                                                                    ============          ============

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans 60 days or more past due, were $19.0 million and $31.5 million at September 30, 1996 and December 31, 1995, respectively.

     The following is a summary of the loan loss experience for the three and nine month periods ended September 30:

                                                                Three months ended           Nine months ended
                                                                  September 30,                 September 30,
                                                                 1996        1995              1996       1995
                                                                 ----        ----              ----       ----
                                                                         (dollars expressed in thousands)
Allowance for possible loan losses, beginning of period        $ 45,921     45,540            52,665     28,410
Acquired allowances for possible loan losses                          -      7,059                 -     23,761
                                                                 ------     ------            ------     ------
                                                                 45,921     52,599            52,665     52,171
Loans charged-off                                                (4,869)    (8,010)          (21,303)   (12,856)
Recoveries of loans previously charged-off                        1,743        983             5,229      3,247
                                                                 ------     ------            ------     ------
   Net loan (charge-offs) recoveries                             (3,126)    (7,027)          (16,074)    (9,609)
                                                                 ------     ------            ------     ------
Provision for possible loan losses                                2,570      5,439             8,774      8,449
                                                                 ------     ------            ------      -----
Allowance for possible loan losses, end of period              $ 45,365     51,011            45,365     51,011
                                                                 ======     ======            ======     ======

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is revised relative to First Banks' internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

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

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, First Banks calculates its net income over one and two year horizons on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                       September 30, 1996         December 31,1995
                                                       ------------------         ----------------
                                                     Notional       Credit      Notional      Credit
                                                     amount        exposure      amount      exposure
                                                     ------        --------      ------      --------
                                                              (dollars expressed in thousands)

   Interest rate swap agreements                     $ 145,000          -        145,000          -
   Interest rate floor agreements                      105,000        131        105,000        608
   Interest rate cap agreements                         20,000        437         30,000        292
   Forward commitments to sell
       mortgage-backed  securities                      31,000          -         42,000          -

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Prior to 1996, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available for sale securities portfolio. The unamortized balance of net deferred losses on interest rate futures contracts of $1.2 million and $4.6 million at September 30, 1996 and December 31, 1995, respectively, was applied to the carrying value of the available for sale securities portfolio as part of the mark-to-market valuation.

         Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $1.7 million and $5.8 million for the three and nine month periods ended September 30, 1996, respectively, in comparison to $1.5 million and $4.9 million for the same periods in 1995. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:


   September 30, 1996:
                                                                Notional      Interest Rate   Fair Value
                                                                              -------------   ----------
                  Maturity date                                  Amount    Paid     Received  Gain (loss)
                  -------------                                  ------    ----     --------  -----------
                                                                     (dollars expressed in thousands)
   September 30, 1997                                         $ 35,000     7.04%      5.55%   $   (364)
   December 8, 1997                                             15,000      7.90      5.66        (333)
   September 30, 1999                                           35,000     7.32       5.55        (744)
   September 30, 2001                                           35,000     7.65       5.55      (1,250)
   January 30, 2005                                             25,000     8.13       5.63      (1,753)
                                                               -------                          ------
                                                              $145,000     7.53       5.58    $ (4,444)
                                                               =======     ====       ====      ======

   December  31, 1995:
                                                                Notional      Interest Rate   Fair Value
                  Maturity date                                  Amount    Paid     Received  Gain (loss)
                  -------------                                  ------    ----     --------  -----------
                                                                        (dollars expressed in thousands)
   September 30, 1997                                         $ 35,000     7.04%      5.69%  $    (932)
   December 8, 1997                                             15,000     7.90       5.81        (711)
   September 30, 1999                                           35,000     7.32       5.69      (2,073)
   September 30, 2001                                           35,000     7.65       5.69      (3,207)
   January 30, 2005                                             25,000     8.13       5.94      (3,703)
                                                               -------                        ---------
                                                              $145,000     7.53       5.74    $(10,626)
                                                               =======     ====       ====     ========

         During July 1995, First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of $225 million of interest rate swap agreements at a loss of $13.5 million. This loss has been deferred and is being amortized over the remaining lives of the swap agreements. At September 30, 1996 and December 31, 1995, the unamortized balance of this loss was $8.4 million and $11.6 million, respectively, and was included in other assets. The amortization of the deferred loss included in interest expense was $1.0 million and $3.3 million for the three and nine month periods ended September 30, 1996, in comparison to $923,000 for the three and nine months ended September 30, 1995.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At September 30, 1996 and December 31, 1995, the unamortized costs for these agreements were $470,000 and $685,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements was $72,000 and $215,000 for the three and nine month periods ended September 30, 1996, respectively, in comparison to $127,000 and $233,000 for the same periods in 1995. There are no amounts receivable under these agreements.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $345 million at September 30, 1996 and $359 million at December 31, 1995. The decrease is primarily attributable to the reduction in certificates of deposit in denominations of $100,000 or more of $51.3 million, substantially offset by increases in FHLB advances of $21.7 million and securities sold under agreements to repurchase of $24.6 million.

         At September 30, 1996, First Banks' more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)
    Three months or less                                      $ 178,871
    Over three months through six months                         35,839
    Over six months through twelve months                       100,904
    Over twelve months                                           29,242
                                                               --------
      Total                                                   $ 344,856
                                                                =======

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

          At September 30, 1996 and December 31, 1995, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                              Risk based capital ratios
                                              -------------------------
                                             Total                Tier 1              Leverage Ratio
                                             -----                ------              --------------
                                         1996       1995       1996      1995         1996       1995
                                         ----       ----       ----      ----         ----       ----

         First Banks                     9.56%      9.34%      8.23%     7.77%        6.13%      5.32%
         First Bank FSB                 10.15      11.90       8.90     10.80         6.00       6.74
         First Bank (Illinois)          11.40      12.91      10.15     11.66         7.15       7.22
         First Bank (Missouri)          10.26      10.03       9.01      8.78         7.22       7.01
         FBA                            13.99      11.69      12.73     10.43         9.64       8.38
         CCB                            18.86      15.25      17.58     13.96        11.96       9.58
         FCB                             6.61       4.99       5.33      3.68         3.95       2.14
         St. Charles Federal            14.80      18.95      14.17     18.46         7.69       8.73

         FCB's capital has improved to "undercapitalized" at September 30, 1996 from "significantly undercapitalized" at December 31, 1995 for regulatory purposes as a result of the offering of newly-issued common stock as more fully described in note 3 to the accompanying consolidated financial statements. The risk based total and Tier 1 capital ratios and leverage ratio for First
Commercial Bank were 12.65%, 11.37% and 8.41%, respectively, at September 30, 1996 and is considered "adequately capitalized" for regulatory purposes.





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

         The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

         First Banks does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.





                           Part II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                 Exhibit
                Number     Description
                ------     -----------

                  11       Calculations of Earnings per Common Share

                  27       Financial Data Schedule (EDGAR only)

   (b)  First Banks, Inc. filed   no  reports on Form 8-K during the three month
        and nine month periods ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          FIRST BANKS, INC.
                                          Registrant


Date:  November 12, 1996                  By: /s/ James F. Dierberg
                                              ---------------------
                                                  James F. Dierberg
                                                  Chairman, President and
                                                  Chief Executive Officer



Date:  November 12, 1996                  By:  /s/ Allen H. Blake
                                              -------------------
                                                   Allen H. Blake
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                   Exhibit 11

                                                                    Exhibit 11


                                                     FIRST BANKS, INC.
                                             Calculation of Earnings per Share




                                                 For the Three Months Ended            For the Nine months Ended
                                                        September 30,                          September 30,
                                            ------------------------------------       ---------------------
                                                   1996                 1995              1996             1995
                                                  -----                -----              ----             ----
Average shares outstanding:
   Class C preferred stock                    2,200,000                2,200,000        2,200,000         2,200,000
   Class A preferred stock                      641,082                  641,082          641,082           641,082
   Class B preferred stock                      160,505                  160,505          160,505           160,505
   Common Stock                                  23,661                   23,661           23,661            23,661
                                           ============             ============      ===========     =============

Net income                                  $ 1,531,434                5,946,692       11,438,682        19,594,539
Preferred stock dividends:
  Class C preferred stock                    (1,237,500)              (1,237,500)      (3,712,501)       (3,712,501)
  Class A preferred stock                      (192,325)                (192,325)        (512,866)         (512,866)
  Class B preferred stock                        (4,213)                  (4,213)         (11,235)          (11,235)
                                           -------------              -----------     ------------      -----------
  Income available to common
   stockholders                          $       97,396                4,512.654        7,202,080        15,357,937
                                          =============                =========        =========        ==========

Primary earnings per share                       $ 4.12                   190.72           304.39            649.08
                                                  =====                   ======           ======            ======

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                    $   0.5625                   0.5625           1.6875            1.6875
  Class A preferred stock                        0.3000                   0.3000           0.8000            0.8000
  Class B preferred stock                        0.0263                   0.0262           0.0700            0.0700
                                               ========                 ========           ======            ======

Class A preferred stock outstanding             641,082                  641,082          641,082           641,082
Book value/share of common stock,
  beginning of year                          $ 7,038.74                 6,307.84         7,038.74          6,307.84
Dilution of common equity upon
  exercise of options and
  warrants of subsidiary bank                    (24.88)                  (39.42)          (24.88)          (39.42)
                                              ---------                 --------         --------         --------
                                             $ 7,013.86                 6,268.42         7,013.86          6,268.42
                                               ========                 ========         ========          ========

Common stock issuable upon conversion             1,828                    2,045            1,828             2,045
Shares of common stock outstanding               23,661                   23,661           23,661            23,661
                                              ---------              -----------        ---------         ---------
                                                 25,489                   25,706           25,489            25,706
                                               ========              ===========        =========          ========

Net income                                   $1,531,434                5,946,692       11,438,682        19,594,539
Class C preferred dividends                  (1,237,500)              (1,237,500)      (3,712,501)       (3,712,501)
Class B preferred dividends                      (4,213)                  (4,213)         (11,235)          (11,235)
                                             -----------             -----------       -----------       ----------
  Fully-diluted net income                  $   289,721                4,704,979        7,714,946        15,870,803
                                             ==========              ===========       ==========        ==========


Fully-diluted earnings per share                $ 11.37                   183.03           302.68            617.39
                                                 ======                   ======          =======            ======
