Form 10-K405
period 1996-12-31
FIRST BANKS INC
filed 1997-03-27
CIK 710507

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
(Mark One) [X] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
               EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________
                           Commission File No. 0-20632


                                FIRST BANKS, INC.
             (Exact Name of registrant as specified in its charter)
                MISSOURI                              43-1175538
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                      135 North Meramec, Clayton, MO 63105
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (314) 854-4600
                           --------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                      on which registered
        -------------------                      -------------------
               None                                      N/A
          Securities registered pursuant to Section 12(g) of the Act:

    Class C 9.00% Increasing Rate, Redeemable, Cumulative Preferred Stock 9.25% Cumulative Trust Preferred Securities (issued by First Preferred Capital
            Trust and guaranteed by its parent, First Banks, Inc.)
                                (Title or class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors, President and Chief Executive Officer, and members of his immediate family.

     At March 18, 1997 there were 23,661 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report to Shareholders") are incorporated by reference into Parts I and II.

                                     PART I


Item 1.  Business
-------  --------

General
     First Banks, Inc. ("First Banks" or the "Company"), incorporated in Missouri in 1978, is headquartered in St. Louis, Missouri and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). At December 31, 1996, the Company had approximately $3.69 billion in total assets, $2.77 billion in total loans, net of unearned discount, $3.24 billion in total deposits, and $251.4 million in total stockholders' equity.
     First Banks' subsidiary  financial  institutions and bank holding companies
         (the "Subsidiary Banks") are:
        Financial institution subsidiaries:
            First Bank, headquartered in St. Louis County, Missouri ("First Bank Missouri");
            First Bank, headquartered in O'Fallon, Illinois ("First Bank Illinois");
            First Bank FSB, headquartered in St. Louis County, Missouri ("First Bank FSB");
        Bank holding company subsidiaries:
            First Banks America, Inc., headquartered in Houston, Texas ("FBA"); CCB Bancorp, Inc., headquartered in Santa Ana, California ("CCB"); and First Commercial Bancorp, Inc., headquartered in Sacramento, California ("FCB").

     First Bank Missouri and First Bank Illinois are wholly owned banking subsidiaries. First Bank FSB is a wholly owned thrift subsidiary. CCB, a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Santa Ana, California ("FB&T"). FBA, a majority-owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas ("BTX"), and Sunrise Bank of California, headquartered in Roseville, California ("Sunrise"). FCB, a majority-owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California ("First Commercial"). First Banks' ownership interests in FBA and FCB were 68.82% and 61.46%, respectively, at December 31, 1996.
     Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, municipal and industrial development, real estate construction and development, commercial and residential real estate and consumer and installment loans. Other financial services include mortgage banking, discount brokerage, credit-related insurance, automatic teller machines, safe deposit boxes, and trust services offered by certain Subsidiary Banks.
     First Banks' management philosophy is to centralize overall corporate policies, procedures and administrative functions and to provide operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks rests with each of the respective Subsidiary Bank's officers and directors.

     The following table lists the Subsidiary Banks at December 31, 1996:

                                                                       Loans, net of
                                           Number of      Total           unearned          Total
     Subsidiary Banks                      locations     assets           discount        deposits
     ----------------                      ---------     ------           --------        --------

                                                      (dollars expressed in thousands)

     First Bank FSB.....................      40       $1,040,038          864,174          877,956
     First Bank Missouri................      31          838,799          628,428          745,465
     First Bank Illinois................      27          843,333          627,871          773,606
     CCB................................      13          474,174          310,930          400,342
     FBA ...............................       9          375,182          241,874          319,806
     FCB ...............................       6          153,033           94,497          136,136

     In addition to the Subsidiary Banks, First Banks owns FirstServ, Inc. which provides data processing services and operational support for First Banks and its subsidiaries through a management services agreement with an affiliated entity which is indirectly owned by First Banks' voting shareholders.
     The Company, Mr. Dierberg and an affiliate of Mr. Dierberg own 18.12%, 4.33% and 0.20%, respectively, of the outstanding shares of common stock of Southside Bancshares Corporation ("Southside") located in St. Louis, Missouri. The shares of Southside are currently held for investment purposes.
     The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, President and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors. The Class C Preferred Stock is publicly held and listed on The Nasdaq Stock Market's National Market. The Class C Preferred Stock has no voting rights except in certain limited circumstances.
     For a description of the business of First Banks during the past year, see "Management's Discussion and Analysis - General" of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

Acquisitions
     Prior to 1994, First Banks' acquisitions had been concentrated within its primary market area of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing dramatically the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. While First Banks was successful in making acquisitions in Chicago and northern Illinois, it became apparent that acquisition pricing, in Chicago and other areas being considered, was comparable to that of First Banks' primary acquisition area. As a result, while First Banks continued to pursue acquisitions within these areas, it turned much of its attention in 1994 and 1995 to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside its immediate market area. This led to the acquisition of financial institutions which had offices in Dallas and Houston, Texas in 1994 and Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California in 1995.
     During 1996, 1995 and 1994, First Banks completed thirteen acquisitions. These acquisitions provided total assets of $2.06 billion and 46 banking locations. For a description of the acquisitions completed during the three years ended December 31, 1996, see "Management's Discussion and Analysis - Acquisitions" and Note 2 to the consolidated financial statements of the 1996 Annual Report to Shareholders, incorporated herein by reference.

Market Area
     As of December 31, 1996, the Subsidiary Banks' 126 banking facilities were located throughout eastern Missouri, Illinois, California and Texas. First Banks' primary market area is the St. Louis, Missouri metropolitan area. First Banks' second and third largest markets are central and southern Illinois and southern and northern California, respectively. First Banks also has locations in the Houston, Dallas and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area.



     The following table lists the market areas in which the Subsidiary Banks operate by number of locations and deposits as of December 31, 1996:

                                                                Total         Deposits
                                                               deposits      as percent      No of
         Geographic area                                     (in millions)    of total     locations

St. Louis, Missouri Metropolitan Area (1).................   $   672.1           20.8%         27
Rural Eastern Missouri (2)................................       324.5           10.0          16
Central and Southern Illinois (3).........................       982.5           30.3          40
Northern Illinois (4).....................................       403.2           12.5          15
Texas (5).................................................       232.9            7.2           6
Southern and Central California (6).......................       369.2           11.4          11
Northern California (7)...................................       254.2            7.8          11
                    --                                         -------          -----         ---
Total Deposits............................................   $ 3,238.6          100.0%        126
                                                               =======          =====         ===

----------------------
(1) First Bank Missouri First Bank Illinois and First Bank FSB operate in the St. Louis metropolitan market area.
(2) First Bank FSB and First Bank Missouri operate in rural eastern Missouri.
(3) First Bank FSB and First Bank Illinois operate in central and southern Illinois outside of the St. Louis metropolitan market area.
(4) First Bank FSB operates facilities in northern Illinois, including Chicago.
(5) BTX operates in the Houston, Dallas and McKinney metropolitan areas.
(6) FB&T operates in the greater Los Angeles metropolitan area, including Orange County, California. Three of the branches are also located in Santa Barbara County, California.
(7) FB&T,  First  Commercial  and  Sunrise  operate  in  northern   California,
    including the greater San Francisco, San Jose and Sacramento metropolitan market areas.

Lending Activities
     Lending activities are conducted pursuant to a written loan policy which has been adopted by each of the Subsidiary Banks. Each loan officer has a defined lending authority and loans made by each such officer must be reviewed by a loan committee of the banking facility at which the loan officer is located, the Subsidiary Bank's Board of Directors or the Central Finance Committee of the Company, depending upon the amount of the loan request. Loan requests for amounts in excess of $4,000,000, and loan requests for amounts in excess of $1,000,000 where the aggregate indebtedness of the borrower exceeds $8,000,000, must also be approved by the Company's Chairman of the Board or Chief Financial Officer.
     Generally, loans are limited to borrowers residing or doing business in the immediate market area of the originating Subsidiary Bank. The Company's policy is for each Subsidiary Bank to meet the quality loan demand and credit needs of its local community before it considers the purchase of loan participations from an affiliate.
     The Company offers the following types of loans: commercial, financial, agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. The loan portfolio composition for the five years ended December 31, 1996 is included under "Management's Discussion and Analysis-Loans and Allowance for Possible Loan Losses" of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Mortgage Banking Operations
     Through the First Bank Mortgage division ("First Bank Mortgage") of First Bank FSB, the Company provides mortgage banking services. First Bank Mortgage originates, underwrites, closes and services a full line of residential mortgage loan products, both for the portfolios of First Bank FSB and the Company's other Subsidiary Banks and for resale in the secondary mortgage market. In addition, First Bank Mortgage acquires loans originated by the other Subsidiary Banks or by unrelated entities, which it then underwrites and services.
     In conjunction with its de-emphasis of residential mortgage lending for its loan portfolio, First Banks is considering subcontracting its mortgage loan servicing and transferring its origination function to an entity which would be indirectly owned by First Banks' voting shareholders. It is not anticipated that any such subcontract and transfer, if consummated, would have a material effect on the financial condition or results of operations of First Banks. First Banks may also consider selling its residential mortgage servicing, either to an unrelated entity or an entity which would be indirectly owned by First Banks' voting shareholders. If such a transaction is initiated, its purpose would be to redeploy the capital allocated to its mortgage servicing activities to assets which would provide a greater and more stable return on capital to First Banks.
     For a summary of the mortgage banking activities of First Banks, see "Management's Discussion and Analysis - Mortgage Banking Activities" of the 1996 Annual Report to Shareholders which is incorporated herein by reference.

Investment Portfolio
     The Company has established a written investment policy which has been adopted by the Subsidiary Banks and is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity, and liquidity. The investment policy directs the management of the Subsidiary Banks to consider, among other criteria, the quality, term, and marketability of the securities acquired for their respective investment portfolios. The Company does not engage in the practice of trading securities for the purpose of generating portfolio gains. The investment portfolio composition is presented in Note 3 to the consolidated financial statements of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Deposits
     The Company's deposits consist principally of core deposits from the local market areas of the Subsidiary Banks. The Subsidiary Banks do not accept brokered deposits, except for any such deposits which acquired institutions may have had prior to their acquisition by the Company. A table illustrating the distribution of the Company's deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1996 is included under "Management's Discussion and Analysis - Deposits" of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Competition and Branch Banking
     The activities in which the Subsidiary Banks engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.
     In addition to competing with other banks within their primary service areas, the Subsidiary Banks also compete with other financial intermediaries, such as thrifts, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and thrifts and state regulations governing state-chartered banks and thrifts. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.
     The  trend  in  Missouri,  Illinois,  California  and  Texas  has  been for multi-bank holding companies to acquire independent banks and thrifts in communities throughout these states. The Company believes it will continue to face competition in the acquisition of such banks and thrifts from bank holding companies based in those states and from bank holding companies based in other states under interstate banking laws. Many of the financial institutions with which the Company competes are larger than the Company and have substantially greater resources available for making acquisitions.
     Subject to regulatory approval, commercial banks situated in Missouri, Illinois, California and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in the services areas of the Subsidiary Banks.

Supervision and Regulation

General
     The Company and its Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
     The Company is a registered bank holding company under the BHC Act, and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file annual reports with the FRB and to provide additional information as it may require.
     The Company's state-chartered Subsidiary Banks (First Bank Missouri, First Bank Illinois, FB&T, First Commercial and Sunrise) are subject to supervision and regulation by the bank supervisory authorities in their respective states and also by their respective primary federal bank regulators. The primary such regulator for First Bank Missouri, as a member of the Federal Reserve System, is the FRB, while the primary federal bank regulator for First Bank Illinois, FB&T, First Commercial and Sunrise, which are not members of the Federal Reserve System, is the Federal Deposit Insurance Corporation (the "FDIC"). First Bank FSB, as a federally chartered savings institution, is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), and BTX, a national banking association, is subject to the supervision and regulation of the Office the Comptroller of the Currency (the "OCC"). Because the FDIC provides deposit insurance to the Company's depository subsidiary financial institutions, they are also subject to supervision and regulation by the FDIC, even where the FDIC is not their primary federal regulator.

Recent and Pending Legislation
     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and its Subsidiary Banks in the future.
     Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA: (i) enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; (ii) required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution;
(iii) required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management; and
(iv) broadened authority for bank holding companies to acquire savings institutions.
     Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.
     FIRREA also established a cross guarantee provision pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The cross guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund ("BIF") members and Savings Association Insurance Fund ("SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross guarantee liabilities are generally subordinated, except with respect to affiliates, to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.
     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. In general, FDICIA includes provisions, among others, to: (I) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA, also authorized the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.
     FDICIA, as noted above, authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated: (i) well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater; (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%; (iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

     Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received notice it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan.
     Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans are subject to restrictions on the compensation of senior executive officers and to additional regulatory sanctions that may include a forced offering of shares or merger, restrictions on affiliate transactions, restrictions on rates paid on deposits, asset growth and new activities, the dismissal of directors or senior executive officers and mandatory divestitures by the institution or its parent company. The banking agency must require the offering of shares or merger and restrict affiliate transactions and the rates paid on deposits unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.
     As  described  in  Note  17  to  the  accompanying  consolidated  financial statements of the 1996 Annual Report to Shareholders, each of the Company's subsidiary bank and thrift depository institutions have, as of December 31,
1996,   capital  in  excess  of  the  requirements   for  a   "well-capitalized"
institution.
     Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy include proper loan documentation, and that it establish prudent underwriting standards. These guidelines became effective on March 19, 1993. These rules have had no material adverse impact on the Company.
     FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.
     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state of those states in which the Subsidiary Banks are located. Texas has adopted legislation to "opt out" of the interstate branching provisions (which Texas law currently expires on September 2, 1999). The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.
     Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the FRB; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. The FRB has recently announced comprehensive amendments to its regulations under the BHC Act that implement the foregoing provisions of EGRPRA and that also streamline the application / notice process for acquisitions of banks and bank holding companies and eliminate regulatory provisions the FRB considered unnecessary.
     EGRPRA also provides for the recapitalization of the SAIF in order to bring it into parity with the BIF of the FDIC. First Banks recorded an $8.2 million charge in the third quarter of 1996 for the one-time special deposit insurance assessment. As a result of this special assessment, however, First Banks' cost of deposit insurance is expected to decrease by approximately $2 million for the year ended December 31, 1997, compared to its deposit insurance cost for the year ended December 31, 1996, excluding the effect of the special assessment. The expected decrease in the cost of deposit insurance is based on an overall assessment rate for 1997 of 1.3 basis points and 6.4 basis points for each $100 of assessable deposits of BIF and SAIF deposits, respectively, in comparison to the current assessment rate, applicable only to SAIF deposits, of 23 basis points.
     Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of First Banks may be affected thereby.

Bank and Bank Holding Company Regulation
     BHC Act. Under the BHC Act, the activities of a bank holding company are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Subsidiary Banks. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (I) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.
     The BHC Act also prohibits a bank holding company, with certain limited exceptions: (I) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA (described in more detail herein) made a significant addition to this list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.
     Insurance of Accounts. The FDIC provides insurance, through the BIF and the SAIF, to deposit accounts at the Subsidiary Banks to a maximum of $100,000 for each insured depositor. Certain of the Subsidiary Banks have deposits which were added through the merger of acquired thrifts. Consequently, First Bank FSB, First Bank Missouri, First Bank Illinois and FB&T are members of both the BIF and the SAIF, BTX, First Commercial and Sunrise are members of the BIF only.
     Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF, the SAIF or both, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk related premium system and adopt a long term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.
     Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following enactment of EGRPRA, First Banks paid a one-time special deposit insurance assessment with respect to its SAIF-insured deposits, as part of the recapitalization of the SAIF, and the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents and 6.44 cents for each $100 of assessable deposits of BIF and SAIF, respectively, in comparison to the prior assessment rate for such institutions, applicable only to SAIF deposits, of 23 cents for each $100 of assessable deposits. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and all of the assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation
     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.
     The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies, and the OTS has adopted similar guidelines for thrifts. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.
     The FRB also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.
     Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of its Subsidiary Banks. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting. Although these requirements would not reduce the ability of the Company to make acquisitions using the pooling of interests method of accounting, the Company has not historically made, and has no present plans to make, acquisitions on this basis.
     Community Reinvestment Act. The Community Reinvestment Act of 1977 (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
     Regulations Governing Extensions of Credit. The Subsidiary Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions limit the Company's ability to borrow funds from its Subsidiary Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Transactions among the Subsidiary Banks (other than BTX, First Commercial Bank and Sunrise) that do not involve the Company or FirstServ, Inc. are generally exempt from the foregoing regulations and restrictions. Because the exemption is available only to those Subsidiary Banks that are at least 80% owned by the Company, it would not apply to such transactions involving BTX, First Commercial and Sunrise. Further, under the BHC Act and certain regulations of the FRB, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Bank holding companies and their nonbank subsidiaries that engage in electronic benefit transfer services are also subject to certain anti-tying restrictions.
     The Subsidiary Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiary Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.
     Reserve Requirements. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $49.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1,479,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.
     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from the Federal Reserve Bank.
     Federal Home Loan Bank System. First Bank FSB, First Bank Missouri, First Bank Illinois, FB&T and BTX are members of the Federal Home Loan Bank System (the "FHLB System"). The FHLB System consists of twelve regional Federal Home Loan Banks (each, a "FHLB"), each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. First Bank FSB and First Bank (Missouri), as members of the FHLB of Des Moines, First Bank (Illinois), as a member of the FHLB of Chicago, BTX, as a member of the FHLB of Dallas, and FB&T, as a member of the FHLB of San Francisco, are required to acquire and hold shares of capital stock in the FHLB in amounts at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. Each of the Subsidiary Banks which is a member of the FHLB is in compliance with these regulations.
     Qualified Thrift Lender Status. First Bank FSB must, and currently does, meet a "Qualified Thrift Lender" (the "QTL") test for, among other things, future eligibility for FHLB advances. The QTL test requires savings associations to maintain a specified percentage of assets in "qualifying" investments, which may include, for example, home mortgage loans, mortgage-backed securities and a percentage of consumer loans. Any savings association that fails to meet the QTL test must convert to a commercial bank charter, unless it requalifies as a QTL on an average basis in at least three out of every four quarters for two out of three years and thereafter remains a QTL. If an institution that fails the QTL test has not yet requalified and has not converted to a commercial bank, its new investments and activities are limited to those permissible for a national bank. Such an association is also immediately ineligible to receive any new FHLB advances and is subject to national bank limits for payment of dividends and may not establish a branch office at any location at which a national bank located in the savings association's home state could not establish a branch. If such association has not requalified or converted to a commercial bank charter three years after its failure to meet the QTL test, it must divest all investments and cease all activities not permissible for a national bank. Such an association must also repay promptly any outstanding FHLB advances. Certain temporary and limited exceptions from meeting the QTL test may be granted by the OTS.
     Dividends. The Company's primary sources of funds are the dividends and management fees paid by its Subsidiary Banks. The ability of the Subsidiary
Banks to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by their respective primary regulators and by the principles of prudent bank management. In addition, the amount of dividends that the Subsidiary Banks may pay to the Company is limited by the provisions of the Company's credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Under the most restrictive of these requirements, dividends from the Subsidiary Banks are limited to approximately $45.6 million as of December 31, 1996, unless prior permission of the regulatory authorities and, if necessary, the lead bank for the lenders is obtained.
     Monetary Policy and Economic Control. The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Employees
     As of December 31, 1996, the Company and its subsidiaries employed approximately 1,424 employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Subsidiary Banks and its other subsidiaries to be good.

Executive Officers of the Registrant
     Information regarding executive officers is contained in Item 10 of Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties
-------------------
     The Company owns the office building which houses the principal place of business of the Company and First Bank FSB, which is located at 135 N. Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 12,013 is currently leased to others. Of the Subsidiary Banks' other 125 main offices and branch facilities, 83 are located in buildings owned by the Subsidiary Banks and 42 currently are located in leased facilities.

Item 3. Legal Proceedings
-------------------------
     The Company and the Subsidiary Banks are, from time to time, parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or any of the Subsidiary Banks which, if determined adversely, would have a material adverse effect on the business or financial position of the Company, any of the Subsidiary Banks or any other subsidiary.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  None.

         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
     There is no established public trading market for the Company's Common Stock. All of the Company's Common Stock is owned by various trusts created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, and members of his immediate family.

Item 6. Selected Financial Data
-------------------------------
     The information required by this item is incorporated herein by reference to "Selected Consolidated Financial Data" included in the 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" included in the 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
     The following consolidated financial statements, included in the 1996 Annual Report to Shareholders, and quarterly consolidated financial data, included in the 1996 Annual Report to Shareholders, are incorporated herein by reference.
         Statement

         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994 Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1996, 1995,
             and 1994
         Consolidated Statements of Cash Flows - Years  Ended December 31, 1996,
             1995 and 1994
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

Item 9.  Change   in  and  Disagreements  with  Accountants  on  Accounting and
         Financial Disclosure


                  Not applicable.

         PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The directors and executive officers of the Company, their ages, and positions with the Company and the Subsidiary Banks and the Company's other subsidiaries as of December 31, 1996, are set forth below.


         Name                     Age      Position with the Company and its Subsidiaries
         ----                     ---      ----------------------------------------------
James F. Dierberg...............  59       Chairman of the Board of Directors, President  and Chief
                                           Executive Officer of the Company  and  FBA;  Directo  of
                                           CCB and Sundowner Corporation (a wholly owned subsidiary
                                           of FBA).

Allen H. Blake..................  54       Executive  Vice  President,  Chief  Financial  Officer,
                                           Secretary  and Director of the Company;  Secretary  and
                                           Director of First Bank Missouri; Vice President,  Chief
                                           Financial  Officer,  Secretary  and  Director  of  FBA;
                                           Director of First Bank Illinois,  FCB,  Sunrise,  First
                                           Commercial, Sundowner Corporation and FirstServ.
Donald Gunn, Jr.................  61       Director of the Company.

George J. Markos................  48       Director of the Company.

Thomas A. Bangert...............  53       Senior Vice President and Chief  Operations  Officer of
                                           the Company; Executive Vice President and  Director  of
                                           First Bank Missouri; and  Executive  Vice  President of
                                           First   Bank  FSB; President and Director of FirstServ.

Laurence J. Brost...............  40       Vice  President  and  Controller  of the Company;  Vice
                                           President,  Chief  Accounting  Officer,  Secretary  and
                                           Director of First Bank FSB;  Chief  Accounting  Officer
                                           of  First  Bank  Missouri;   Vice  President  of  First
                                           Commercial;  President  and  Director  of River  Valley
                                           Holdings, Inc.; Director of FirstServ.

John A. Schreiber...............  46       Executive Vice  President and Chief Lending  Officer of
                                           the Company; President  and  Chairman  of  the Board of
                                           Directors   of  First  Bank  Missouri;  Executive  Vice
                                           President of First Bank FSB.
Mark T. Turkcan ................  41       Executive Vice President,  Retail and Mortgage  Banking

                                           of the Company; President and Chairman of the Board of
                                           Directors of First  Bank  FSB;  Director of First Bank
                                           Missouri and FBA.

Donald W. Williams..............  49       Executive  Vice  President and Chief Credit  Officer of
                                           the  Company;  Senior Vice  President  and  Director of
                                           First Bank  Missouri;  Senior Vice  President  of First
                                           Bank  Illinois and First Bank FSB;  Director of FBA and
                                           BTX;  Chairman  and  Chief  Executive  Officer  of CCB,
                                           FB&T, FCB and First Commercial and Sunrise.

Section 16(a) Beneficial Ownership Reporting Compliance
     To the Company's knowledge, no director, executive officer or shareholder of the Company, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1996 or prior years.

     James F. Dierberg is the Chairman of the Board and Chief Executive Officer of the Company; positions he has held since 1988. He has also served as a Director of the Company since 1979. Mr. Dierberg was President of the Company from 1979 until February 1992; he was re-appointed President in April 1994 and continues to serve in that capacity. Mr. Dierberg was appointed Chairman of the Board, President and Chief Executive Officer of FBA in September 1994. In addition, Mr. Dierberg has served in various capacities with other bank holding companies and banks owned or controlled by him or members of his family since 1957.
     Allen H. Blake has been an Executive Vice President of the Company since April 18, 1996. Mr. Blake joined the Company as Vice President and Chief
Financial Officer in 1984, and in 1988 he was appointed as Secretary and a Director of the Company. In addition, Mr. Blake has served as Chief Financial Officer, Secretary and Director of FBA since September 1994.
     Donald Gunn, Jr. was elected a Director of the Company in December 1992. Mr. Gunn is a practicing attorney and has been a shareholder in the law firm of Gunn & Gunn, P.C. during the past five years.
     George J. Markos was elected a Director of the Company in December 1992. Mr. Markos is a management consultant providing services primarily to banks, savings and loans and related businesses, including the Company and has performed such services during the past five years.
     Thomas A. Bangert is Senior Vice President and Chief Operations Officer of the Company, Executive Vice President and Director of First Bank Missouri and Executive Vice President of First Bank FSB, positions he assumed on January 1, 1990. He is also the President and a Director of FirstServ, a position he has held since that company's incorporation in February 1992.
     Laurence J. Brost is Vice President and Controller of the Company, a position he assumed in 1990, and Vice President, Chief Accounting Officer, Secretary and Director of First Bank FSB where he had been employed as Vice President and Chief Accounting Officer since 1987. Mr. Brost also serves as a Director of FirstServ.; Chief Accounting Officer of First Bank Missouri; Vice President of First Commercial and President and Director of River Valley Holdings, Inc.
     John A. Schreiber is Executive Vice President and Chief Lending Officer of the Company and President and a Director of First Bank Missouri, positions he assumed in April 18, 1996 and September 1992, respectively. In May 1994, he became Chairman of First Bank Missouri. Mr. Schreiber also serves as Executive Vice President of First Bank FSB. He was previously Senior Vice President at Mercantile Bank of St. Louis, N.A., a position he had held since 1989, where he was responsible for commercial lending and operating services to St. Louis-based companies.
     Mark T. Turkcan is Executive Vice President, Retail and Mortgage Banking of the Company, and President and Chairman of First Bank FSB, where he has been employed in various executive capacities since 1985. Mr. Turkcan is also a Director of First Bank Missouri and a Director of FBA, positions he has held since April 1994 and August 1994, respectively.
     Donald W. Williams is an Executive Vice President and Chief Credit Officer of the Company and First Banks-Illinois, a Senior Vice President and Director of First Bank Missouri and Senior Vice President of First Bank FSB, positions he assumed in March 1993. He was previously Senior Vice President at Mercantile Bank of St. Louis, N.A., a position he had held since 1989, where he was responsible for credit approval.

Item 11.  Executive Compensation
------------------------------

     The following table sets forth the compensation for the named executive officers for the last three years.

                                    SUMMARY COMPENSATION TABLE

                                                                                          All Other
Name and Principal Positions             Year          Salary ($)        Bonus ($)     Compensation($)
----------------------------             ----          ----------        ---------     ---------------

James F. Dierberg,                       1996         $ 492,000$                 0         $ 4,750
Chairman of the Board of                 1995            492,000                 0           4,500
Directors, President,                    1994            492,000                 0           4,710
Chief Executive Officer

Donald W. Williams                       1996          $ 155,000          $ 30,000         $ 4,750
Executive Vice President                 1995            138,750            26,000           4,260
                                         1994            133,750            25,000           3,038

John A. Schreiber                        1996          $ 155,000          $ 20,000         $ 4,750
Executive Vice President                 1995            138,750            25,000           4,260
                                         1994            133,750            25,000           3,038

Allen H. Blake                           1996          $ 140,000          $ 30,000         $ 4,750
Executive Vice President and             1995            128,750            30,000           4,260
Chief Financial Officer                  1994            119,500                 0           2,813

Mark T. Turkcan                          1996          $ 130,000          $ 10,000         $ 4,088
Executive Vice President                 1995            113,750            25,000           4,163
                                         1994            105,450                 0           2,475

Employment Agreements
     Messrs. Schreiber and Williams are parties to employment agreements with the Company and First Bank Missouri. In most respects, the two contracts are identical. The term of each contract is one year, and each is automatically renewable for additional one-year periods. As part of the annual renewal process, the base salary payable under each employment agreement is reviewed and may be adjusted in the discretion of the Board of Directors of the Company. The base salary paid to each of Messrs. Schreiber and Williams pursuant to their respective employment agreements is set forth in the salary column of the Summary Compensation Table.
     Both employment contracts provide for a bonus of up to twenty percent (20%) of the employee's annual base salary, with the exact percentage to be determined by the Chairman of the Board of the Company if the employee meets the criteria set by the Company and First Bank Missouri at the beginning of each contract year. Each annual bonus is payable within ninety (90) days after the close of the year to which it relates. In addition, each employee is entitled to participate in the 401(k) Plan, the Company's health insurance plan and in such other additional benefit plans which the company may adopt for its employees.
     Under the terms of the employment contracts, if either Mr. Schreiber or Mr. Williams are terminated for a reason other than retirement, death, "disability" or for "cause," as those terms are defined in the employment agreements, or are terminated due to a change in control of the Company, each such individual will be entitled to receive two years base salary. Should either Mr. Schreiber or Mr. Williams voluntarily terminate employment with the Company and First Bank
Missouri, he would be entitled to receive the balance of his base salary for that year or a minimum of six months salary, provided that neither would be permitted to accept a position with any bank or trust company for the duration of that year. Finally, in the event of the death of either Mr. Schreiber or Mr. Williams, their respective employment agreements provide that their widows would be entitled to receive compensation that would have been payable to the employee during the month of his death, and his monthly salary for the twelve month period following the date of his death.

Compensation of Directors
     Only those directors who are not employees of the Company or any of its subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently only Messrs. Donald Gunn and George Markos) receive a fee of $500 for each Board meeting attended. Effective January 1, 1997, such fees were changed to provide a retainer of $1,000 per quarter and a fee of $500 per meeting. No directors are compensated for attendance at Audit Committee meetings, which is the only committee of the Board of Directors.
     In addition to Board meeting fees, during 1996 the Company paid Mr. Markos, directly and indirectly, consulting fees in the amount of $125,500 exclusive of reimbursement for his travel expenses. It is anticipated that Mr. Markos will continue to provide consulting services to the Company during the current fiscal year.
     During 1996, the Company paid $37,455 in legal fees to a law firm of which Mr. Donald Gunn, one of the Company's directors, is a shareholder. It is anticipated that Mr. Gunn's law firm will continue to provide legal services to the Company during the current fiscal year.
     Executive officers of the Company who are also directors of the Company do not receive remuneration other than salaries and bonuses for serving on the Board of Directors.

Compensation Committee Interlock and Insider Participation in Compensation Decisions
     The Company does not have a compensation committee of the Board of Directors or another committee which performs the functions normally reserved to compensation committees. All decisions with respect to the compensation of executive officers of the Company are the responsibility of the Board of Directors. Messrs. Dierberg and Blake are the only executive officers of the Company who serve on the Board of Directors. The aforementioned individuals abstain from voting with respect to matters relating to their own compensation.
     All of the executive officers of the Company (some of whom are also directors of the Company) serve as directors of certain of the Subsidiary Banks, some of whose executive officers (and directors) serve on the Board of Directors of the Company. Similarly, certain directors of the Company (some of whom are executive officers of the Company) serve as executive officers (and directors) of certain of the Subsidiary Banks, some of whose directors (and executive officers) are executive officers of the Company.
     The Company believes that these relationships are typical of bank holding companies in general and that they do not constitute "insider participation" as set forth in the executive compensation disclosure rules promulgated by the Securities and Exchange Commission. The salaries and bonuses paid these individuals for their services to the Company and its Subsidiary Banks are established  in their  entirety by the Board of Directors  of the  Company.  The
Boards  of  Directors  of  the  Subsidiary  Banks  do  not  participate  in  the deliberations of the Company's Board of Directors with respect to the compensation paid to these individuals.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     The following table sets forth the entire ownership of all classes of voting capital stock of the Company issued and outstanding.

                          Title of Class                                 Number of       Percent      Percent of
                         and Name of Owner                                 Shares        of Class        Total
                         -----------------                                                -------
                                                                            Owned                       Voting
                                                                            -----
                                                                                                         Power
Common Stock ($250 par value)                                                                            -----
     Mary W. Dierberg and James F. Dierberg II,                         3,459,358(2)       14.6%           *
         Trustees  under living trust of James F. Dierberg II, dated
         July 24, 1989(1)........................................
     Mary W. Dierberg and Michael James Dierberg,                       3,459,358(2)       14.6%           *
         Trustees  under  living  trust of Michael  James  Dierberg, dated July 24, 1989(1)..................................
     Mary W. Dierberg and Ellen C. Dierberg, Trustees                   3,459,358(2)       14.6%           *
         under  living  trust of Ellen C.  Dierberg,  dated July 17,
         1992(1).................................................
     First Trust (Mary W. Dierberg and First Bank                       13,282,786(3)      56.1%           *
         Missouri,  Trustees  established  U/I  James  F.  Dierberg, dated December 30, 1992)................................
Class A Convertible Adjustable Rate Preferred Stock ($20 par value)
     James F. Dierberg, trustee of the James F. Dierberg                641,082(4)(5)       100%         77.7%
         living trust, dated October 8, 1985(1)..................
Class B Non-Convertible  Adjustable Rate Preferred Stock ($1.50 par
         value)
     James F. Dierberg, trustee of the James F. Dierberg                   160,505(5)       100%         19.5%
         living trust dated October 8 1985(1)....................

----------------------------------
 *       Represent less than 1.0%.
(1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 N. Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael James Dierberg and Miss Ellen C. Dierberg are their children.
(2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over the Company's common stock.
(3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank Missouri, Mr. D ierberg is deemed to share voting and investment power over these shares.
(4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 1996, is 1,835, which shares are not included in the above table.
(5)      Sole voting and investment power.

Security Ownership of Management
     As set forth above, other than trusts established by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, or for the benefit of members of Mr. Dierberg's immediate family, no other director or executive officer of the Company beneficially owns any of the issued and outstanding shares of the Company's (i) Common Stock, (ii) Class A Convertible Adjustable Rate Preferred Stock, or (iii) Class B Non-Convertible Adjustable Rate Preferred Stock - the only classes of voting stock of the Company outstanding.
     The following table sets forth, as of December 31, 1996, the shares of the Company's non-voting Class C 9.00% Increasing Rate, Redeemable, Cumulative
Preferred Stock (the "Class C Shares") owned by the Company's Directors, executive officers, including those named in the Summary Compensation Table, and all Directors and executive officers as a group. The Company has no knowledge of any person or entity who beneficially owns more than five percent (5.0%) of the Class C Shares.

              Beneficial Owners                        Number of Class C             Percent of Class
                                                   Shares Beneficially Owned
                                                   as of December 31, 1996(1)
                                                   --------------------------
James F. Dierberg                                             -0-                          *
Allen H. Blake                                                800(2)                       *
Donald Gunn, Jr.                                              -0-                          *
George Markos                                                 -0-                          *
Donald D. Williams                                            -0-                          *
John A. Schreiber                                             -0-                          *
Mark T. Turkcan                                               -0-                          *
Directors and Executive                                       800                          *
  Officers as a Group (9 persons)

---------------------------
*        Represents less than 1.0%
(1) Beneficial ownership of shares, as determined in accordance with applicable rules of the Securities and Exchange Commission, includes shares as to which a person directly or indirectly has or shares voting power or investment power or both.
(2)      Shares were sold on January 28, 1997.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
     Directors and officers of the Company, and some of the corporations and firms in which one of the directors is a majority owner, have been customers of the Subsidiary Banks in the ordinary course of business, or have been indebted to the Subsidiary Banks for loans of $60,000 or more, and it is anticipated that some of these persons, corporations and firms will continue to be customers of and indebted to the Subsidiary Banks on a similar basis in the future. All loans extended to such persons, corporations and firms since the beginning of the last full fiscal year were made in the ordinary course of business, none involved more than normal risk of collectibility or presented other unfavorable features, and all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable bank transactions with unaffiliated persons. At December 31, 1996, the Subsidiary Banks had no loans outstanding to such persons.

     Outside of normal customer relationships, no Directors or officers of the Company, no shareholders holding over five percent (5.0%) of the Company's voting securities and no corporations or firms with which such persons or entities are associated, maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with the Company or its subsidiaries, other than such as arises by virtue of such position or ownership interest in the Company or its subsidiaries, except as set forth in Item 11, "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.
     During 1996, 1995 and 1994, Tidal Insurance Limited ("Tidal"), a British Virgin Islands corporation owned indirectly by Mr. James F. Dierberg and his children, received approximately $326,000, $192,000 and $233,000, respectively, in commissions or insurance premiums for accident, health and life insurance policies purchased by loan customers of the Subsidiary Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal.
Commissions received by Tidal were paid by this unaffiliated company. The Company believes the premiums paid by the loan customers of the Company are comparable to those that such loan customers would have paid if the premiums were subsequently being ceded to an unaffiliated third party insuror.
     For the years ended December 31, 1996, 1995 and 1994, First Securities America, Inc., doing business as First Banc Insurors Agency, received approximately $285,000, $196,000, and $195,000, respectively, in commissions or insurance premiums for mortgage, forced hazard and collateral protection insurance purchased by certain customers of the Subsidiary Banks. Commissions received by First Banc Insurors Agency in connection with the sale of these policies were paid by unaffiliated, third-party insurors to which First Banc Insurors Agency placed such policies. In addition, First Banc Insurors Agency received approximately $958,000, $999,000 and $635,000 for each of the three years ended December 31, 1996, 1995 and 1994, respectively, in commissions in connection with the purchase and/or sale of annuities and securities by certain customers of the Subsidiary Banks. Commissions received by First Banc Insurors Agency in connection with the purchase and/or sale of such annuities and securities were paid by an unaffiliated, third-party company. First Securities America, Inc., a Missouri corporation, is owned by trusts established and administered by and for the benefit of the Company's Chairman and members of his immediate family. The insurance premiums on which the aforementioned commissions were earned were competitively bid and the Company deems the commissions First Banc Insurors Agency earned to be comparable to those which would have been earned by an unaffiliated third-party agent.
     First Services, a limited partnership which is indirectly owned by the Company's Chairman and his children, provides data processing services and operational support for the Company and its subsidiaries. FirstServ, Inc. paid $3.2 million, $2.9 million and $2.5 million in fees to First Services as provided under the Facilities Management Agreement for the years ended December 31, 1996, 1995 and 1994, respectively.
     Pursuant to the terms of a lease agreement dated March 1, 1984, the Company leases certain unimproved and improved land from Investors of America, Limited Partnership (formerly Dierberg Four, L.P). Total rental expense under the lease was $180,410 for the year ended December 31, 1996. Pursuant to the terms of the lease agreement, the Company has provided notice to Investors of America, Limited Partnership to terminate this agreement effective April 30, 1997. Investors of America, Limited Partnership is a Delaware limited partnership, the general partner of which is First Securities America, Inc. The Company believes that the terms of the lease, including the rental payments, are consistent with the value of the property and that the terms of the lease are at least as favorable as those which could have been obtained from an unaffiliated party.

         PART IV

Item  14. Exhibits,  Financial Statement  Schedules,  and Reports on Form 8-K
-----------------------------------------------------------------------------
         (a) The following documents are filed as part of this Report:

                  1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 26 through 30, and the Notes to Consolidated Financial Statements are set forth at pages 37 through 50, of the 1996 Annual Report to Shareholders (See Exhibit 13 under Paragraph (a)3 of this Item 14).
                  2.       Financial Statement Schedules:  None
                  3. Exhibits: See the Exhibit Index at pages 23 through 24 of this Report. The following exhibits listed in the Exhibit Index are filed with this Report:

                           Exhibit 11.1     Statement  Regarding  Computation of
                                            Per Share Earnings.
                           Exhibit 13.1     1996 Annual Report to Shareholders.
                                            The   1996   Annual   Report      to
                                            Shareholders  is  being  filed as an
                                            Exhibit  solely  for the  purpose of
                                            incorporating   certain   provisions
                                            thereof by  reference.  Portions  of
                                            the  Annual  Report to  Shareholders
                                            not  specifically   incorporated  by
                                            reference are not deemed "filed" for
                                            the   purposes  of  the   Securities
                                            Exchange Act of 1934, as amended.
                           Exhibit 21.1     Subsidiaries of the Registrant.

         (b)     Reports on Form 8-K during the quarter ended December 31, 1996:

                           None.

         (c)     See the Exhibit Index attached hereto.
                           Management Contracts and Compensatory Plans -- The following exhibits listed in the Exhibit Index are identified below in response to Item 14(a)-3 of Form 10-K:

                           Exhibit 10.4 Employment Agreement by and among the Company, First Bank Missouri
                                            and  John  A.  Schreiber,      dated
                                            September 21, 1992.
                           Exhibit 10.5 10.6 Employment Agreement by and among the Company, First Bank Missouri and Donald W. Williams, dated March 22, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST BANKS, INC.



                                        By: /s/ James F. Dierberg
                                        -------------------------
                                        James F. Dierberg
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



                                         By: /s/ Allen H. Blake
                                         ----------------------
                                         Allen H. Blake
                                         Executive Vice President, Chief
                                         Financial Officer, Secretary and
                                         Director (Principal Financial Officer)




                                         By: /s/ Laurence J. Brost
                                         -------------------------
                                         Laurence J. Brost
                                         Vice President and Controller
                                         (Principal Accounting Officer)

Date:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


    Signature and Title                                       Date
    -------------------                                       ----



/s/ James F. Dierberg                                         March 26, 1997
-------------------------------------
James F. Dierberg
Chairman of the Board of Directors,
President and Chief Executive Officer

    Signature and Title                                       Date
    -------------------                                       ----




/s/ Allen H. Blake                                            March 26, 1997
------------------
Allen H. Blake
Executive Vice President,
 Chief Financial Officer,
Secretary and Director



/s/ Donald Gunn, Jr.                                          March 26, 1997
--------------------
Donald Gunn, Jr.
Director


/s/ George Markos                                             March 26, 1997
-----------------
George Markos
Director

                                  EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                                Description
------                                -----------

3.1 Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ending December 31, 1993).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated September 15, 1992).

4.1 Reference is made to Article III of the Company's Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed herewith).

4.2 Certificate of Preferred Stock Designation to the Company's Restated Articles of Incorporation (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated September 15, 1992).

4.3 Form of certificate for the Class C 9.00% Increasing Rate, Redeemable, Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated September 3, 1992).

4.4 The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long term debt of the Company and its subsidiaries.

10.1 Shareholders' Agreement by and among James F. Dierberg, II and Mary W. Dierberg, Trustees under Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated August 6, 1992).

10.2 Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FIserv CIR, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated August 6, 1992).

10.3 Facilities Management Agreement dated December 30, 1992 by and among FirstServ, Inc. and First Services, L.P. (incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.4 Employment Agreement by and among the Company, First Bank Missouri and John
     A. Schreiber, dated September 21, 1992 (incorporated herein by reference to
     Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.5 Employment Agreement by and among the Company, First Bank Missouri and Donald W. Williams dated March 22, 1993 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.6 $90,000,000 Secured Credit Agreement, dated as of July 18, 1996, among the Company, The Boatmen's National Bank of St. Louis, Harris Trust and Savings Bank, Norwest Bank of Minnesota, National Association, American National Bank and Trust Company, The Frost National Bank and The Boatmen's National Bank of St. Louis, as Agent.

10.7 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS, dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

11.1 Statement Regarding Computation of Per Share Earnings.

13.1 The Company's 1996 Annual Report to Shareholders.

21.1 Subsidiaries of the Company.

27.1 Financial Data Schedule (EDGAR only)

                                                                Exhibit 11.1

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                                                            For the Year Ended
                                                               December 31,
                                                               ------------
EARNINGS PER SHARE:                                       1996           1995
-------------------                                       ----           ----
Average shares outstanding:
    Class C preferred stock                            2,194,192      2,200,000
    Class A preferred stock                              641,082        641,082
    Class B preferred stock                              160,505        160,505
    Common stock                                          23,661         23,661

Net Income                                        $   20,218,000     24,471,100
Preferred stock dividends:
    Class C preferred stock                           (4,940,720)    (4,950,000)
    Class A preferred stock                             (769,000)      (769,000)
    Class B preferred stock                              (16,853)       (16,853)
Income available to common
    stockholders                                  $   14,491,427     18,735,147
PRIMARY EARNINGS PER SHARE                                612.46         791.82
FULLY DILUTED EARNINGS PER SHARE:
Dividends per share:
    Class C preferred stock                              $2.2500         2.2500
    Class A preferred stock                               1.1985         1.1984
    Class B preferred stock                               0.1050         0.1050
Class A preferred stock outstanding                      641,082        641,082
Book value/share of common stock,
    beginning of year                             $     7,038,74       6,307.84
    Dilution of common equity upon
        exercise  of options and
        warrants  of  subsidiary bank                     (52.08)        (46.15)
Adjusted book value                               $     6,986.66       5,609.40
Common stock issuable upon conversion                      1,835          2,048
Shares of common stock outstanding                        23,661         23,661
    Fully diluted common stock                    $       25,496         25,947
Net income                                        $   20,218,000     24,471,000
Class C preferred dividends                           (4,940,720)    (4,950,000)
Class B preferred dividends                              (16,853)       (16,853)
    Fully-diluted net income                      $   15,260,427     19,504,147
    Fully diluted earnings per share              $       598.54         758.66

                                                                 Exhibit 21.1

                       FIRST BANKS, INC. AND SUBSIDIARIES

Name and Place of Subsidiary         Nature of Organization       Ownership
----------------------------         ----------------------       ---------
First Bank FSB                       Federally  Chartered
St. Louis Counnty, Missouri          Savings and  Loan                100% (1)
                                     Association
First Bank                           Missouri Chartered Bank          100%
St. Louis County, Missouri

First Bank                           Illinois Chartered bank          100%
O'Fallon, Illinois

First Banks America, Inc.            Delaware Corporation           68.82%
Houston, Texas
  First Banks America, Inc.
   owns 100% of:

    Sundowner Corporation

     Sundowner Corporation
       owns 100% of:
        Sunrise Bank of California   California Chartered Bank
         BankTEXAS, N.A.             National Banking Association

River Valley Holdings, Inc.          Delaware Corporation             100%
Peoria, Illinois

CCB Bancorp, Inc.                    Delaware Corporation             100%
Irvine, California
    CCB Bancorp, Inc. owns
        100% of:

        First Bank & Trust           California Chartered Bank
First Commercial Bancorp, Inc.       Delaware Corporation            61.46%
Sacramento, California
    First Commercial Bancorp,
      Inc.
        owns 100% of:

        First Commercial Bank        California Chartered Bank
FirstServ, Inc.                      Missouri Corporation             100%
St. Louis County, Missouri
---------------------
(1) 67.10 % of the outstanding capital stock of First Bank FSB is owned by First Banks, Inc., the remaining 32.90% is owned by River Valley Holdings, Inc., a wholly-owned subsidiary of First Banks, Inc.

                                                                  Exhibit 13.1











                                First Banks, Inc.

                               1996 ANNUAL REPORT

                                First Banks, Inc.

                                Table of Contents





                                                                     Page

Letter to Shareholders............................................     1

Selected Consolidated and Other Financial Data....................     2

Management's Discussion and Analysis..............................     3

Quarterly Condensed Financial Data - Unaudited....................    25

Financial Statements:

Consolidated Balance Sheets.......................................    26

Consolidated Statements of Income.................................    28

Consolidated Statements of Changes in Stockholders' Equity........    29

Consolidated Statements of Cash Flows.............................    30

Notes to Consolidated Financial Statements........................    31

Independent Auditors' Report......................................    51

Board of Directors and Management.................................    52

Investor Information..............................................    52

To our Valued Shareholders, Customers and Friends:

     First Banks' earnings for 1996 were $25.5 million, without the one-time Savings Association Insurance Fund special assessment of $8.2 million or $5.3 million on an after tax-basis. This compares to net earnings of $24.5 million for 1995. Return on average assets was .72% and .70% for the years ended December 31, 1996 and 1995, respectively. This compares to First Banks' historical levels of return on average assets of 1.00% and 1.16% for the years ended December 31, 1994 and 1993, respectively. With the assessment, net income for 1996 was $20.2 million, representing a return on average assets of .57%. The operating results for 1996 and 1995 reflect several influences which have had significant adverse effects on earnings, including the impact of 13 acquisitions completed during the three years ended December 31, 1996.

     During 1995 and 1994, First Banks experienced substantial growth through the acquisition of twelve banks and thrifts, providing assets of $1.96 billion and 43 banking locations. These acquisitions, and the acquisition of Sunrise Bank of California, which was completed on November 1, 1996, provided three locations in Missouri, 13 locations in Illinois, six locations in Texas and 24 locations in California. The acquisitions have provided First Banks access into several new major market areas and, accordingly, an attractive opportunity for future growth and profitability. They also presented several immediate challenges, the most immediate being the asset quality problems of certain acquired entities, particularly those in California and Texas.

     For each acquisition, management of First Banks has worked with management of the institution to reorient their positions within their market places, restructure their balance sheets and revise their systems and procedures. This has required a significant dedication of resources by First Banks, both in terms of expenses and personnel. Substantial expenses have been incurred in reorganizing, retraining and reducing staff, converting data processing systems, instituting and controlling new policies and procedures, and merging corporate cultures, not only with that of First Banks, but also between acquired institutions.

     Our progress toward assimilating the acquired entities into First Banks' systems and operating culture is best measured by the results for the fourth quarter of 1996, which reflected net income of $8.78 million, in comparison to $4.88 million for the same period in 1995. The earnings for the fourth quarter of 1996 represents a return on average assets of .99%, in comparison to .56% for the same period in 1995. With the restructuring process substantially complete, First Banks' focus will be broadened to include the further development of our expanded banking franchise.

     As we begin 1997, we remain committed to the interests of our customers and shareholders. To this end, First Banks reiterates its unconditional guarantee that the organization is "Not For Sale" and will continue as an independent bank for the benefit of our customers, communities, shareholders and employees.


Sincerely,



James F. Dierberg
Chairman, President and
  Chief Executive Officer

     The following table presents selected consolidated financial information for First Banks, Inc. and subsidiaries (First Banks) for each of the years in the five-year period ended December 31, 1996. The comparability of the selected data presented is affected by the acquisitions of ten banks and six thrifts during the five-year period. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its date of acquisition.

                                                                      Year ended December 31,
                                                             1996        1995        1994        1993         1992
                                                             ----        ----        ----        ----         ----
                                                            (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................  $  266,021     261,621     162,435     140,012      161,303
    Interest expense..................................     141,670     144,945      70,670      58,058       79,529
    Net interest income...............................     124,351     116,676      91,765      81,954       81,774
    Provision for possible loan losses................      11,494      10,361       1,858       4,456       10,435
    Net interest income after provision
       for possible loan losses.......................     112,857     106,315      89,907      77,498       71,339
    Noninterest income................................      20,721      19,407      13,634       9,953       11,140
    Noninterest expense...............................     105,741      91,566      67,734      53,431       53,953
    Income before provision for income taxes,
       minority interest in (income) loss
         of subsidiaries and cumulative effect
          of change in accounting principle...........      27,837      34,156      35,807      34,020       28,526
    Provision for income taxes........................       6,960      11,038      12,012      11,592        9,510
    Income before minority interest in (income)
     loss of subsidiaries and cumulative effect of
       change in accounting principle.................      20,877      23,118      23,795      22,428       19,016
    Minority interest in (income) loss of subsidiaries        (659)      1,353         237         --           --
    Income before cumulative effect of change in
       accounting principle...........................      20,218      24,471      24,032      22,428       19,016
    Cumulative effect of change in accounting
      principle.......................................         --          --          766         --
    Net income........................................  $   20,218      24,471      24,032      23,194       19,016
Dividends:
    Preferred stock...................................  $    5,728       5,736       5,735       5,766        1,951
    Common stock......................................         --          --          --          --           --
    Ratio of total dividends declared to net income...       28.33%      23.44%      23.86%      24.86%       10.26%
Per Share Data:
    Earnings per common share:
      Primary.........................................  $   612.46      791.82      773.31      741.69       719.51
      Fully diluted...................................      598.54      758.66      734.80      690.43       656.54
    Weighted average shares of common stock
       outstanding....................................      23,661      23,661      23,661      23,498       23,144
Balance Sheet Data (at year-end):
    Investment securities.............................  $  552,801     508,323     587,878     531,148      518,525
    Loans, net of unearned discount...................   2,767,969   2,744,219   2,073,570   1,362,018    1,371,417
    Total assets......................................   3,689,154   3,622,962   2,879,570   2,031,909    2,047,022
    Total deposits....................................   3,238,567   3,183,691   2,333,144   1,779,389    1,768,225
    Notes payable.....................................      76,330      88,135      46,203         --        30,038
    Common stockholders' equity.......................     184,439     166,542     149,249     133,781      110,751
    Total stockholders' equity........................     251,389     234,605     217,312     201,844      180,814
Earnings Ratios:
    Return on average total assets....................         .57%        .70%       1.00%       1.16%        0.95%
    Return on average total stockholders' equity......        8.43       10.79       11.48       12.27        14.13
Asset Quality Ratios:
    Allowance for possible loan losses to loans.......        1.69        1.92        1.37        1.69         1.52
    Nonperforming loans to loans (1)..................        1.09        1.44        0.78        0.90         0.81
    Allowance for possible loan losses to
       nonperforming loans (1)........................      154.55      133.70      175.37      188.50       188.43
    Nonperforming assets to loans and foreclosed
       assets (2).....................................        1.47        1.71        1.10        1.08         1.31
    Net loan charge-offs to average loans.............         .72        0.41        0.09        0.33         0.65
Capital Ratios:
    Average total stockholders' equity to average
       total assets..................................         6.79        6.49        8.70        9.46         6.70
    Total risk-based capital ratio...................         9.23        9.34       12.68       16.90        14.71
    Leverage ratio...................................         5.99        5.32        7.54        9.30         7.66
----------------

(1) Nonperforming loans consist of nonaccrual loans and loans with restructured terms.
(2)  Nonperforming assets consist of nonperforming loans and foreclosed assets.

     Company  Profile.  First  Banks  is  a  registered  bank  holding  company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At December 31, 1996, First Banks had $3.69 billion in total assets, $2.77 billion in total loans, net of unearned discount, $3.24 billion in total deposits and $251.4 million in total stockholders' equity. First Banks' subsidiary financial institutions and bank holding companies (Subsidiary Banks) are:
         First Bank, headquartered in St. Louis County, Missouri (First Bank Missouri); First Bank, headquartered in O'Fallon, Illinois (First Bank
         Illinois);   First  Bank  FSB,   headquartered   in  St. Louis County,
         Missouri (First Bank FSB); First Banks America, Inc., headquartered in Houston, Texas (FBA); CCB Bancorp, Inc., headquartered in Santa Ana, California (CCB); and First Commercial Bancorp, Inc., headquartered in Sacramento, California (FCB).

     First Bank Missouri and First Bank Illinois are wholly owned banking subsidiaries. First Bank FSB is a wholly owned thrift subsidiary. CCB, a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Santa Ana, California (FB&T). FBA, a majority-owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas (BTX) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise). FCB, a majority-owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California (First Commercial). First Banks' ownership interests in FBA and FCB were 68.82% and 61.46%, respectively, at December 31, 1996.
     Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, commercial and residential real estate and consumer and installment loans. Other financial services include mortgage banking, discount brokerage, credit-related insurance, automatic teller machines, safe deposit boxes, and trust services offered by certain Subsidiary Banks.
     First Banks' management philosophy is to centralize overall corporate policies, procedures and administrative functions and to provide operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks rests with each of the respective Subsidiary Bank's officers and directors.

    The following table lists the Subsidiary Banks at December 31, 1996:

                                                                                  Loans, net of
                                                     Number of      Total           unearned          Total
     Subsidiary Banks                                locations     assets           discount        deposits
     ----------------                                ---------     ------           --------        --------
                                                                (dollars expressed in thousands)

     First Bank FSB................................     40       $1,040,038          864,174          877,956
     First Bank Missouri...........................     31          838,799          628,428          745,465
     First Bank Illinois...........................     27          843,333          627,871          773,606
     CCB...........................................     13          474,174          310,930          400,342
     FBA ..........................................      9          375,182          241,874          319,806
     FCB ..........................................      6          153,033           94,497          136,136

     In addition to the Subsidiary Banks, First Banks owns FirstServ, Inc. which provides data processing services and operational support for First Banks and its Subsidiary Banks through a management services agreement with an affiliated entity which is indirectly owned by First Banks' voting shareholders.
     The voting stock of First Banks, Inc. is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, President and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks, Inc. and the election of its directors. The Class C Preferred Stock is publicly held and listed on The Nasdaq Stock Market's National Market. The Class C Preferred Stock has no voting rights except in certain limited circumstances.

     General. First Banks expanded rapidly through acquisitions during the years ended December 31, 1994 and 1995. Total assets increased from $2.03 billion on January 1, 1994 to $3.62 billion on December 31, 1995, an increase of 78.3%. First Banks' net income for these periods was, however, adversely affected by expenses resulting from the amalgamation of those acquisitions into its systems and operating culture, as well as certain other non-recurring items. Consequently, net income of First Banks was $20.2 million for the year ended December 31, 1996, compared with $24.5 million and $24.0 million for the years ended December 31, 1995 and 1994, respectively.
     First Banks has, in the development of its banking franchise, traditionally placed primary emphasis upon acquiring other financial institutions as a means of achieving its growth objectives. These acquisitions may serve to enhance its presence in a given market, to expand the extent of its market area or to enter new or noncontiguous markets. Its acquisitions are then supplemented by marketing and business development efforts to broaden the customer bases, strengthen particular segments of the business or fill voids in the overall market coverage. However, because First Banks has exclusively used cash in its acquisitions, the characteristics of the acquisition arena at any given point in time may place it at a competitive disadvantage relative to other acquirers able to offer stock transactions. This is generally a result of the market attractiveness of financial institutions' stock, the advantages of tax-free exchanges and the financial reporting flexibility inherent in structuring stock transactions. Consequently, First Banks' acquisition activities are sporadic, in which multiple transactions are consummated in a particular period, followed by a relatively inactive period. Furthermore, the resulting intangible assets recorded in conjunction with such acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
     Recognizing these facts, First Banks has followed certain patterns in its acquisitions. First, it tends to acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. This is due both to the constraints imposed by the amount of funds required for the larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, it may acquire institutions which have some problems which could reduce the attractiveness to other potential acquirers, and therefore reduce the amount of acquisition premiums required. Finally, First Banks realizes that various acquisition markets may become so competitive at times, that cash transactions are not economically viable, thereby requiring it to pursue its acquisition strategy in other geographic areas. This pattern has been evident in First Banks' acquisitions in the two years ended December 31, 1995.
     During 1995 and 1994, First Banks experienced substantial growth through the acquisition of seven banks and five thrifts. These included two acquisitions in Missouri, three in Illinois, one in Texas and six in California. As more fully discussed below, these acquisitions provided access into several new major market areas and, accordingly, an attractive opportunity for future growth and profitability. While providing this long-term opportunity, these acquisitions presented several immediate challenges. Many of the acquired institutions, particularly those in California, continue to experience asset quality problems. While these problems had been identified and considered in the acquisition pricing, this led to the increase in the level of First Banks' nonperforming assets to $40.9 million at December 31, 1996 and $47.1 million at December 31, 1995, from $22.9 million and $14.8 million at December 31, 1994 and 1993, respectively. In addition to the loss of income on these assets, they required substantial dedication of management and other resources to control.
     The combination of five diverse institutions into a single financial institution, FB&T, and the conversion of that entity to First Banks' systems and policies required a further commitment of time and effort. A reengineering process of the operating structures and cultures of these entities was necessitated by their relatively high operating costs. This process included the redeployment and repricing of assets, the realignment of deposit products, the reorganization of personnel and the centralization of various bank functions. The combination of the costs of managing and servicing the portfolios of nonperforming assets, the excessive operating cost structures of the acquired entities and the additional costs associated with the reengineering process has inhibited the acquired institutions from generating income since their acquisition dates commensurate with their acquisition costs.
     Operating results have also been adversely affected by the lower net interest margin earned by the thrifts acquired by First Banks compared with those generally earned by commercial banks. The lower net interest margin earned by the acquired thrifts, primarily River Valley Holdings, Inc. (River Valley) and First Federal Savings Bank of Proviso Township (First Federal), is attributable to their primary source of interest income and the composition of their deposit bases. Their primary source of interest income is their portfolio of residential mortgage loans and residential mortgage-backed securities, which typically yield lower interest rates than other types of loans. In addition, the cost of deposits is generally higher due to the composition, which includes a smaller portion of noninterest-bearing accounts and a greater portion of time deposits. Furthermore, thrifts generally pay slightly higher rates to maintain the time deposits within the competitive markets.

     Recognizing that the acquisition program involved the assumption of additional credit risk and lower than normal net interest margins for the thrift acquisitions, First Banks pursued a strategy of maintaining higher than average asset quality for its Missouri and Illinois operations through strict adherence to its lending policies and practices. To accomplish this, First Banks expanded its credit administration and loan review functions. In addition, in response to the interest rate risk inherent within the balance sheets of its thrifts, First Banks commenced a program designed to reduce its exposure to interest rate fluctuations.
     The effort to increase control over the interest rate exposure of First Banks led to substantially more sophisticated measurement systems and the implementation of a hedging program. Once the interest rate risk profile of First Banks was adequately analyzed, the hedging program was implemented during early 1994. However, at that time, interest rates had already increased. While the hedging program prevented further deterioration in the net interest margin, it eliminated the opportunity to recover from the increase in interest rates which had already occurred. As more fully discussed under "-- Interest Rate Risk Management," as interest rates began to decline in 1995, the underlying hedges were adjusted to reflect the increase in prepayments which were subsequently received and the corresponding shortening of the effective lives of the residential real estate asset portfolios. These factors and the cost of implementing the hedging program have had an adverse effect on net interest income and the net interest margin in 1995 and 1996.
     Finally, in September 1996, a one-time special assessment to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance
Corporation (FDIC) was enacted. The assessment was applied to all thrift deposits as of March 31, 1995. Because First Bank had been active in acquiring thrifts, a substantial portion of its deposit base was subject to the special assessment. This special assessment resulted in an $8.2 million charge, which was recorded as an expense during the year ended December 31, 1996. As a result of this special assessment, First Banks' cost of deposit insurance for SAIF-insured deposits is expected to decrease by approximately $2.0 million for the year ended December 31, 1997 in comparison to December 31, 1996, excluding the effect of the special one-time assessment.

     Acquisitions. Prior to 1994, First Banks' acquisitions had been concentrated within its primary market area of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing dramatically the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. While First Banks was successful in making acquisitions in Chicago and northern Illinois, it became apparent that acquisition pricing there was comparable to that of First Banks' primary acquisition area. As a result, while First Banks continued to pursue acquisitions within these areas, it turned much of its attention in 1994 and 1995 to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside its immediate market area. This led to the acquisition of financial institutions which had offices in Dallas and Houston, Texas in 1994 and Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California in 1995.



     During 1996, 1995 and 1994,  First Banks completed  thirteen  acquisitions.
These acquisitions, as more fully described in Note 2 to the accompanying consolidated financial statements, are summarized as follows:

                                                               Loans, net of                            Number of
                                                      Total       unearned    Investment                  banking
            Entity                    Date            assets      discount    securities    Deposits     locations
            ------                    ----            ------      --------    ----------    --------     ---------
                                                               (dollars expressed in thousands)
             1996
Sunrise  Bancorp, Inc.
Roseville, California          November 1, 1996     $110,800       61,100       18,100       92,000          3

             1995
QCB Bancorp
Long Beach, California (1)     November 30, 1995    $ 56,200       35,100       10,700       50,200          3

La Cumbre Savings Bank F.S.B.
Santa Barbara, California (1)  September 1, 1995     144,000      131,000        1,000      124,000          3

First Commercial Bancorp, Inc.
Sacramento, California           August 23, 1995     169,000       84,600       30,700      163,600          7

Irvine City Financial
Irvine, California (1)              May 31, 1995      83,300       68,700        7,500       61,600          2

HNB Financial Group
Huntington  Beach,
 California (1)                   April 28, 1995      88,000       62,800       10,500       76,300          3

CCB Bancorp, Inc.
Santa Ana, California             March 15, 1995     193,400      114,500       31,100      156,400          3

River Valley Holdings, Inc.
Chicago, Illinois (2)            January 4, 1995     412,000      225,000      125,000      286,000         10
                  --                               ---------      -------      -------      -------         --
                                                 $ 1,145,900      721,700      216,500      918,100         31
                                                   =========      =======      =======      =======         ==
             1994

St. Charles Federal Savings
   and Loan Association
St. Charles, Missouri (2)      November 30, 1994 $    90,000       54,400       29,600       68,900          1

First Banks America, Inc.
(formerly BancTEXAS Group Inc.)
Houston, Texas                   August 31, 1994     367,000      177,000      167,000      243,600          6

Farmers Bancshares, Inc.
Breese, Illinois (3)                June 3, 1994      60,700       27,100       28,300       54,500          2

Heritage National Bank
St. Louis County, Missouri (4)    March 31, 1994      63,800       32,200       21,200       57,100          2

First Federal Savings Bank
   of Proviso Township
Chicago, Illinois (2)            January 3, 1994     230,000       57,900      153,800      168,500          1
                  --                                 -------       ------      -------      -------          -
                                                 $   811,500      348,600      399,900      592,600         12
                                                     =======      =======      =======      =======         ==

------------------
(1) QCB Bancorp, La Cumbre Savings Bank F.S.B., Irvine City Financial and HNB Financial Group and their respective banking and thrift subsidiaries were merged into CCB and its wholly owned banking subsidiary, FB&T.
(2) River Valley Holdings, Inc., First Federal Savings Bank of Proviso Township and St. Charles Federal Savings and Loan Association (St. Charles Federal) were merged into First Bank FSB.
(3) Farmers Bancshares, Inc. and its banking subsidiaries were merged into First Banks and First Bank Illinois, respectively.
(4)  Heritage National Bank was merged into First Bank Missouri.

      The aforementioned acquisitions were funded by First Banks from available cash reserves, proceeds from the sales and maturities of available for sale investment securities, borrowings under promissory notes to former shareholders, and borrowings under the Credit Agreement. See "Note 2 to the Consolidated Financial Statements."

     Financial Condition and Average Balances. First Banks' total average assets were $3.53 billion for the year ended December 31, 1996, in comparison to $3.50 billion and $2.41 billion for the years ended December 31, 1995 and 1994, respectively. Total assets increased by $70 million to $3.69 billion at December 31, 1996 from $3.62 billion at December 31, 1995. The increase is primarily attributable to the acquisition of Sunrise which provided $110.8 million in total assets. Offsetting this increase was the settlement in January 1996 of the sale of $41.3 million of investment securities carried as a receivable at December 31, 1995.
     Loans, net of unearned discount, increased by $30 million to $2.77 billion from $2.74 billion at December 31, 1996 and 1995, respectively. The increase is primarily attributable to the loans provided by acquisition of $61.1 million and the increase of $135.8 million in loans within corporate banking, substantially offset by decreases in residential real estate and indirect automobile loans of $127.9 million and $77.4 million, respectively. These changes are consistent with the restructuring plan of the loan portfolio which was initiated in early 1995. In accordance with that plan, First Banks has sold substantially all of its conforming residential mortgage production in the secondary mortgage market and has significantly reduced its origination of indirect consumer automobile loans. Tables summarizing the composition of the loan portfolio are presented under "-- Lending and Credit Management."
     Deposits increased by $60 million to $3.24 billion from $3.18 billion at December 31, 1996 and 1995, respectively. The increase is primarily attributable to the deposits provided by the acquisition of $92 million, partially offset by the $32 million decrease in time deposits of $100,000 or more to $169 million from $201 million at December 31, 1996 and 1995, respectively. See "-- Deposits" for the composition of the deposit portfolio.
     For the year ended December 31, 1995, total average assets increased by $1.09 billion primarily as a result of the assets provided by acquisitions of $1.15 billion and internal loan growth of $66 million. This was partially offset by sales of investment securities and residential mortgage loans of $399 million and $147 million, respectively, most of which were used to fund loan growth and to reduce borrowings. The internal loan growth is primarily attributable to the corporate banking activities. Each regional lending area within First Banks' marketplace experienced growth during 1995. The continued growth within corporate banking is reflective of First Banks' commitment to expand its presence in its markets. The sales of investment securities were executed in connection with the restructuring of acquired entities' investment portfolios, to provide funds for internal loan growth and to reduce borrowings.
     First Banks' acquisition program during 1994 and 1995, coupled with its internal growth in residential mortgage loans resulted in a consolidated loan portfolio which had a disproportionate amount of such loans. Although the credit risk associated with residential mortgage loans is generally relatively small, the performance of these loans in periods of changing interest rates makes their interest rate risk more difficult to manage than most other types of loans. Consequently, First Banks concluded that its residential mortgage loan portfolio as a percentage of the total loans should be reduced. Accordingly, during 1995, First Banks sold $147 million of residential mortgage loans which resulted in a loss of $284,000.
     The average balance of notes payable increased by $67.6 million to $83.1 million for 1995, in comparison to $15.5 million for 1994. The increase was used to provide funds for acquisitions completed during 1995 and 1994.
     Average stockholders' equity has continued to increase over these periods from $209.4 million at December 31, 1994 to $239.9 million at December 31, 1996 or by $30.5 million. The increase is attributable to First Banks' practice of retaining most of its net income to further support future growth.



     The  following  table  sets  forth,  on  a  tax-equivalent  basis,  certain information  relating to First Banks' average  balance  sheet,  and reflects the
average  yield  earned  on   interest-earning   assets,   the  average  cost  of
interest-bearing  liabilities  and the  resulting  net  interest  income for the periods indicated.

                                                                         For the years ended December 31,
                                                           1996                       1995                          1994
                                                         Interest                    Interest                     Interest
                                                 Average  income/ Yield/     Average  income/ Yield/     Average   income/ Yield/
ASSETS                                           balance  expense  rate      balance  expense  rate      balance   expense  rate
------                                           -------  -------  ----      -------  -------  ----      -------   -------  ----
                                                                           (dollars expressed in thousands)
Interest-earning assets:
    Loans: (1) (2)
       Taxable............................  $ 2,714,387  236,527    8.71% $2,585,763  220,931   8.54%  $1,602,661 128,708   8.03%
       Tax-exempt (3).....................       11,910    1,311   11.01      13,173    1,543  11.71      13,973    1,346   9.63
    Investment securities:
       Taxable (4)........................      469,832   22,650    4.82     585,868   34,379   5.87     593,460   29,385   4.95
       Tax-exempt (3) (4).................       22,648    1,889    8.34      26,751    2,138   7.99      27,492    2,259   8.22
    Federal funds sold....................       63,802    3,352    5.25      52,208    2,905   5.56      37,587    1,533   4.08
    Other.................................       25,634    1,410    5.50      14,602    1,013   6.94       9,605      466   4.85

         Total interest-earning assets....    3,308,213  267,139    8.08   3,278,365  262,909   8.02   2,284,778  163,697   7.16
Nonearning assets.........................      224,175                      219,445                     122,922
                                              ---------                    ---------                   ---------
         Total assets.....................  $ 3,532,388                    3,497,810                  $2,407,700
                                              =========                    =========                   =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits......  $   304,247    4,845    1.59% $  279,681    5,760   2.06%  $ 234,839    4,421   1.88%
    Savings deposits......................      683,009   21,769    3.19     663,870   22,737   3.42     537,462   15,198   2.83
    Time deposits of $100 or more (4).....      164,453    9,665    5.88     166,232    9,931   5.97      72,976    3,300   4.52
    Other time deposits (4)...............    1,592,657   95,813    6.02   1,443,026   83,595   5.79     969,840   41,170   4.25
         Total interest-bearing deposits..    2,744,366  132,092    4.81   2,552,809  122,023   4.78   1,815,117   64,089   3.53
Federal funds purchased, repurchase
     agreements and Federal Home Loan
     Bank advances (4)....................       64,021    3,964    6.19     256,333   16,850   6.57     107,185    5,498   5.13
Notes payable and other...................       76,892    5,614    7.30      83,068    6,072   7.31      15,500    1,083   6.99
         Total interest-bearing liabilities   2,885,279  141,670    4.91   2,892,210  144,945   5.01   1,937,802   70,670   3.65
                                                         -------                      -------                      ------
Noninterest-bearing liabilities:
    Demand deposits.......................      368,786                      345,397                     243,829
    Other liabilities.....................       38,413                       33,345                      16,692
                                              ---------                    ---------                   ---------
         Total liabilities................    3,292,478                    3,270,952                   2,198,323
Stockholders' equity......................      239,910                      226,858                     209,377
                                              ---------                    ---------                   ---------
         Total liabilities and
           stockholders' equity...........  $ 3,532,388                   $3,497,810                  $2,407,700
                                              =========                    =========                   =========
         Net interest income..............               125,469                      117,964                      93,027
                                                         =======                      =======                      ======
         Net interest margin..............                          3.79%                       3.60%                       4.07%
                                                                    ====                        ====                        ====



(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.
(4)   Includes the effects of interest rate exchange agreements.



     The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                        Increase (decrease)attributable to change in:
                                                        ---------------------------------------------
                                                  December 31, 1996 compared         December 31, 1995 compared
                                                     to December 31, 1995               to December 31, 1994
                                                     --------------------               --------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                               (dollars expressed in thousands)
Interest earned on:
    Loans: (1) (2)
       Taxable...........................    $ 11,139       4,457      15,596     83,570       8,653      92,223
       Tax-exempt t(3)...................        (143)        (89)       (232)       (71)        268         197
    Investment securities:
       Taxable (4).......................      (6,163)     (5,566)    (11,729)      (368)      5,362       4,994
       Tax-exempt (3) (4)................        (349)        100        (249)       (59)        (62)       (121)
    Federal funds sold...................         597        (150)        447        710         662       1,372
    Other................................         547        (150)        397        299         248         547
                                               ------      ------      ------     ------      ------      ------
           Total interest income.........       5,628      (1,398)      4,230     84,081      15,131      99,212
                                               ------      ------      ------     ------      ------      ------
Interest paid on:
    Interest-bearing demand deposits.....         573      (1,488)       (915)       892         447       1,339
    Savings deposits.....................         678      (1,646)       (968)     3,965       3,574       7,539
    Time deposits of $100 or more........        (110)       (156)       (266)     5,300       1,331       6,631
    Other time deposits (4)..............       8,834       3,384      12,218     24,345      18,080      42,425
    Federal funds purchased, repur-
       chase agreements and Federal
       Home Loan Bank advances (4).......     (11,964)       (922)    (12,886)     9,446       1,906      11,352
    Notes payable and other..............        (450)         (8)       (458)     4,937          52       4,989
                                              -------        ----      ------     ------      ------      ------
           Total interest expense........      (2,439)       (836)     (3,275)    48,885      25,390      74,275
                                              -------        ----      ------     ------      ------      ------
           Net interest income...........    $  8,067        (562)      7,505     35,196     (10,259)     24,937
                                              =======        ====      ======     ======     =======      ======

---------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(4)  Includes the effect of interest rate exchange agreements.

     Net Interest Income. First Banks' primary source of earnings is its net interest income, which is the difference between the interest earned on its earning assets and the interest paid on its interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $125.5 million for the year ended December 31, 1996, from $118.0 million and $93.0 million for the years ended December 31, 1995 and 1994, respectively.
     While net interest income continued to increase during these periods, the net interest margin, which is net interest income (expressed on a tax-equivalent basis) expressed as a percentage of earning assets, decreased. This is indicative of the fact that net interest income increased at a slower rate than the increase of earning assets, as follows:

                                          Increase in average                Increase in
                               Average      earning assets                   net interest     Net
                                earning    from preceding  Net interest      income from    interest
                               assets        period          income       preceding period   margin
                                ------        ------          ------      ---------------   --------
                                            (dollars expressed in thousands)
  Year ended December 31:
       1996                 $3,308,213         .91%        $ 125,469             6.36%        3.79%
       1995                  3,278,365       43.49           117,964            26.81         3.60
       1994                  2,284,778       19.69            93,027            12.16         4.07

     This is not an unusual phenomenon during periods of rapid growth by cash acquisition because the reduction of interest income on internally generated funds used in acquisitions and the interest expense on debt incurred in the transactions offsets a portion of the net interest income of the entities acquired. However, as indicated by the severity of the decline in net interest margin, other factors were involved.
     Since 1990, First Banks has acquired ten thrifts in various transactions. Both the regulatory requirements and the historic customer bases of thrifts tend to result in balance sheets which are predominately comprised of residential mortgage loans, frequently supplemented by mortgage-backed securities, for earning assets, and certificates of deposit as a source of funds. For example, First Bank FSB, First Banks' thrift subsidiary, had loans, net of unearned discount of $864.2 million at December 31, 1996, of which $570.7 million, or 66.0%, were residential mortgage loans, and deposits of $878 million, of which $596.5 million, or 67.9%, were certificates of deposit. This compares to loans, net of unearned discount of $855.8 million at December 31, 1995, of which $619.2 million, or 72.4%, were residential mortgage loans, and deposits of $911.6 million, of which $626.5 million, or 68.7%, were certificates of deposit. Because of the competitive, homogeneous nature of residential mortgage loans and certificates of deposit, the interest rate spreads between them tend to be more narrow than other types of loans and funding sources. First Banks' average yield on residential real estate loans and average cost of certificates of deposit, compared to other segments of its loan portfolio and interest-bearing deposits, respectively, were as follows:

                                                                                   Interest
                                                    Average        Percent of      income/       Yield/
                                                    balances          total        expense       rate
                                                    --------          -----        -------       ----
                                                                (dollars expressed in thousands)

Year ended December 31, 1996:
     Residential mortgage loans                  $ 1,154,231          42.34%     $  93,282       8.08%
     Other loans                                   1,572,066          57.66        144,556       9.20
                                                   ---------         ------        -------       ----
          Total loans                            $ 2,726,297         100.00%     $ 237,838       8.72
                                                   =========         ======        =======       ====

     Certificates of deposit                       1,757,110          64.03        105,478       6.00%
     Other interest-bearing deposits                 987,256          35.97         26,614       2.70
                                                   ---------         ------        -------       ----
          Total interest-bearing deposits        $ 2,744,366         100.00%     $ 132,092       4.81
                                                   =========         ======        =======       ====

Year ended December 31, 1995:
     Residential mortgage loans                  $ 1,253,474          48.23%     $  99,656       7.95%
     Other loans                                   1,345,462          51.77        122,818       9.13
                                                   ---------         ------        -------       ----
          Total loans                            $ 2,598,936         100.00%     $ 222,474       8.56
                                                   =========         ======        =======       ====

     Certificates of deposit                       1,609,258          63.04%        93,526       5.81%
     Other interest-bearing deposits                 943,551          36.96         28,497       3.02
                                                   ---------         ------        -------       ----
          Total interest-bearing deposits        $ 2,552,809         100.00%     $ 122,023       4.78
                                                   =========         ======        =======       ====

     In addition to the narrow interest rate spread between the yield on residential mortgage loans and the rates paid on certificates of deposit, mortgage loans introduce various prepayment alternatives for borrowers which exacerbate the inherent interest rate risk associated with their typically long maturities.
     For these two reasons, in 1994, First Banks initiated a plan to reduce its reliance on residential mortgage loans within its portfolio. The change in the portfolio composition required the concurrent internal generation of other types of loans, particularly commercial and industrial, real estate construction and development and commercial real estate loans, a process which had previously been initiated. Consequently, this process focused on continuing to build this business development function as well as the control and servicing staff necessary to support it. As the growth of other loans developed, First Banks began selling essentially all of its production of conforming residential mortgage loans in the secondary market. This process was expedited by the sale of a portfolio of residential mortgage loans of $147 million in 1995. See "--
Mortgage Banking Activities" and "-- Loans and Allowance for Possible Loan Losses."

     While this process was occurring, First Banks expanded its interest rate risk management to improve its risk measurement techniques and reporting, and increase its risk control abilities. This included initiating a program of substantial use of derivative financial instruments to reduce interest rate exposure. Beginning in early 1994, First Banks used a combination of interest rate futures, options on futures, swaps, caps and floors to reduce its exposure, primarily arising from residential mortgage loans and mortgage-backed securities. The expense of these derivative financial instruments is a component of net interest income as summarized below.

                                       Cost of interest rate
                                       ---------------------
                                                        Swap, cap       Reduction       Effect on
                                   Futures and         and floor        of net         net interest
                              options on futures       agreements    interest income     margin (1)
                              ------------------       ----------    ---------------     ----------
                                                 (dollars expressed in thousands)     (expressed  in
Year ended December 31:                                                                basis points)

          1996                      $ 3,875                7,623        11,498            (.35)
          1995                        2,210                6,911         9,121            (.28)
          1994                          --                   490           490            (.02)

 ----------------
     (1) Effect on net interest margin is expressed as reduction of net interest income divided by average earning assets.

     Interest Rate Risk Management. In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. Furthermore, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. This causes various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
       First Banks manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to First Banks' Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective monitoring mechanism to determine First Banks' exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, First Banks recalculates its net income over two one-year horizons on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.
     As discussed previously, during 1994, First Banks expanded its use of off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. See "-- Notes 1 and 10 to the consolidated financial statements." Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                               December 31,
                                                               ------------
                                                       1996                    1995
                                                       ----                    ----
                                               Notional     Credit    Notional     Credit
                                                 amount    exposure     amount    exposure
                                               --------    --------   --------    --------
                                                       (dollars expressed in thousands)
        Interest rate swap agreements        $  70,000        --       145,000        --
        Interest rate floor agreements         105,000        141      105,000        608
        Interest rate cap agreements            10,000        335       30,000        292
        Forward commitments to sell
          mortgage-backed securities            35,000        308       42,000        --

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
     First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash.
     With the emphasis on limiting First Banks' reliance on residential mortgage-based assets and the overall expansion of the loan portfolio during 1994 and 1995, the relative magnitude and primary function of the investment portfolio changed. During the year ended December 31, 1994, average investment securities represented 27.2% of average earning assets. This decreased to 18.7% and 14.9% for the years ended December 31, 1995 and 1996, respectively. This reduction in the investment security portfolio and corresponding increase in the magnitude of the loan portfolio increased the importance of liquidity as a securities selection criteria. Generally this resulted in reducing the average maturity of the investment security portfolio and directing available funds into more readily marketable securities, primarily U.S. Treasury and generic U.S. government agencies obligations. Consequently, mortgage-backed securities in the portfolio decreased from $351.8 million, or 59.8% of the portfolio at December 31, 1994 to $235.5 million, or 46.3% of the portfolio at December 31, 1995 and $204.2 million, or 36.9% of the portfolio at December 31, 1996. These changes had a substantial effect on the interest rate risk characteristics of the portfolio, and consequently the magnitude of hedging required and methods used to limit interest rate risk.

      As a result, beginning in the second quarter of 1995, First Banks began to reduce its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by decreasing the number of outstanding interest rate futures contracts. First Banks continued to reduce its hedge position through additional reductions in the number of outstanding interest rate futures contracts during the third quarter as a result of certain investment security sales and further declines in interest rates. In addition, during the fourth quarter of 1995, the remaining outstanding interest rate futures contracts were closed. The closure of the remaining contracts reflects First Banks' decision to manage the interest rate risk of the overall balance sheet, rather than specific components.
     The net increase in the unamortized balance of net deferred losses to $4.6 million at December 31, 1995, from a net deferred gain of $6.5 million at December 31, 1994 is attributable to the significant decline in interest rates which occurred during 1995. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The loss in market value, net of related tax benefit, for the available-for-sale securities portfolio totaled $1.3 million during the period from December 31, 1994 to December 31, 1995. The loss in market value resulted from an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position.
     The unamortized balance of net deferred losses on interest rate futures contracts of $4.6 million at December 31, 1995 was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation. There were no unamortized net deferred losses on interest rate futures contracts remaining at December 31, 1996. Of the remaining balance of $4.6 million at December 31, 1995, $3.9 million was amortized as a component of interest income and $701,000 was realized in connection with the sales of investment securities during the year ended December 31, 1996.
     As more fully described in Note 10 to the accompanying consolidated financial statements, interest rate swap agreements with notional amounts of $70 million and $145 million were outstanding at December 31, 1996 and 1995, respectively. Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $7.4 million, $6.6 million and $490,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
     In connection with the sale of a pool of approximately $147 million of residential mortgage loans and repayment of the related short-term borrowings, on May 25, 1995, First Banks terminated a $100 million interest rate swap agreement resulting in a loss of $3.3 million. The loss on the termination of the $100 million interest rate swap agreement was reflected in the consolidated statement of income for the year ended December 31, 1995.
     In addition, First Banks experienced a shortening of the expected life of its loan portfolio. This decrease was the result of the decision by First Banks to reduce its portfolio of residential mortgage loans by selling essentially all of its new loan originations in the secondary market as well as a significant decline in interest rates during 1995, which caused an increase in the projections of principal prepayments of residential mortgage loans. These factors disproportionately shortened the expected life of the loan portfolio relative to the effective maturity created with the interest rate swap agreements. Consequently, during July 1995 and November 1996, First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of $225 million and $75 million, respectively, of interest rate swap agreements resulting in losses of $13.5 million and $5.3 million, respectively. These losses were deferred and are being amortized over the remaining lives of the swap agreements. If all or any portion of the underlying liabilities are repaid, the related deferred losses will be charged to operations.
     First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1996 and 1995, the unamortized costs of these agreements were $433,000 and $685,000, respectively, and were included in other assets. There are no amounts receivable under these agreements.
     As more fully discussed under "-- Mortgage Banking Activities," derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

     In addition to the simulation model employed by First Banks, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of First Banks' rate-sensitive assets and liabilities as of December 31, 1996, adjusted to account for prepayment assumptions:

                                                  Over three Over six
                                          Three     through   through   Over one
                                         months       six     twelve     through    Over five
                                         or less    months    months   five years     years     Total
                                         -------    ------    ------   ----------     -----     -----
                                                             (dollars expressed in thousands)
Interest-earning assets:
    Loans (1)........................  $ 776,384   418,266    520,002    942,188      111,129  2,767,969
    Investment securities............    110,407    76,960     85,147    246,014       34,273    552,801
    Federal funds sold...............     74,100      --          --         --           --      74,100
    Interest-bearing deposits with
      other financial institutions...      6,050      --          --         --           --       6,050
                                         -------   -------    -------  ---------      -------  ---------
        Total interest-earning assets. $ 966,941   495,226    605,149  1,188,202      145,402  3,400,920
                                         =======   =======    =======  =========      =======  =========
Interest-bearing liabilities:
    Interest-bearing demand accounts.. $ 124,919    77,651     50,643     37,138       47,267    337,618
    Savings accounts..................    50,153    41,304     35,402     50,153      118,008    295,020
    Money market demand accounts......   376,266       --         --         --           --     376,266
    Time deposits.....................   446,633   354,861    516,119    492,280        1,577  1,811,470
    Other borrowed funds..............   130,989     2,447     10,810      1,522          544    146,312
                                       ---------   -------    -------    -------      -------  ---------
        Total interest-bearing
          liabilitie.................. 1,128,960   476,263    612,974    581,093      167,396  2,966,686
Effect of interest rate exchange
    agreements on rate-sensitive
     liabilities......................   (70,000)       --    35,000     35,000          --         --
                                        --------   -------    ------     ------      -------  ---------
        Total rate-sensitive liabili-
           ties adjusted for impact
           of interest rate exchange
           agreements..............  $ 1,058,960    476,263   647,974    616,093      167,396  2,966,686
                                       =========    =======   =======    =======      =======  =========
Interest sensitivity gap:
    Periodic.......................  $   (92,019)    18,963   (42,825)   572,109      (21,994)   434,234
                                                                                                 =======
    Cumulative.....................      (92,019)   (73,056) (115,881)   456,228      434,234
                                      ==========    =======  ========    =======      =======
Ratio of interest-sensitive
     assets to interest-sensitive liabilities:
      Periodic......................        0.91       1.04      0.93       1.93         0.87       1.15
                                                                                                    ====
      Cumulative....................        0.91       0.95      0.95       1.16         1.15
                                            ====       ====      ====       ====         ====

------------------
(1)  Loans presented net of unearned discount.

     Management makes certain assumptions in preparing the table above. These assumptions include: loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.
     At December 31, 1996 and 1995, First Banks was liability sensitive on a cumulative basis through the twelve-month time horizon by $115.9 million, or 3.14% of total assets, and $41.6 million, or 1.1% of total assets, respectively. The increased liability-sensitive position for 1996 is attributable to the planned offering of $86.2 million of Cumulative Trust Preferred Securities, completed in February 1997, which would provide a long-term source of fixed-rate funding. See Note 21 to the accompanying consolidated financial statements.
     The interest sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of First Banks' assets and liabilities and changes in interest rates. For this reason, First Banks places greater emphasis on a simulation model for monitoring its interest rate exposure.

     Mortgage Banking Activities. The mortgage banking activities of First Banks consist of the origination, purchase and servicing of residential mortgage loans. Generally, First Banks sells its production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed rate loans. Other loans are sold on a servicing released basis.

     In conjunction with its de-emphasis of residential mortgage lending for its loan portfolio, First Banks is considering subcontracting its mortgage loan servicing and transferring its origination function to an entity which would be indirectly owned by First Banks' voting shareholders. It is not anticipated that any such subcontract and transfer, if consummated, would have a material effect on the financial condition or results of operations of First Banks. First Banks may also consider selling its residential mortgage servicing, either to an unrelated entity or an entity which would be indirectly owned by First Banks' voting shareholders. If such a transaction is initiated, its purpose would be to redeploy the capital allocated to its mortgage servicing activities to assets which would provide a greater and more stable return on capital to First Banks.
     For the three years ended December 31, 1996, 1995 and 1994, First Banks originated and purchased loans for resale totaling $136 million, $67 million and $81 million and sold loans totaling $113 million, $207 million and $168 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides First Banks with additional sources of income including the interest income earned while the loan is held awaiting sale and ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors totaled $847 million, $857 million and $699 million at December 31, 1996, 1995 and 1994, respectively. The primary change was an increase in mortgage loans serviced for investors of $189 million for the year ended December 31, 1995 reflects both the acquisitions completed during 1995 and the expansion of the residential mortgage loan origination function into certain of the markets of the acquired entities. This increase was substantially offset by First Banks' sale of $427 million of mortgage loan servicing rights in July 1995. First Banks elected to sell the servicing rights due to the prospective profitability of its mortgage servicing portfolio, the favorable sales prices available in the market, and the substantial increases to the portfolio resulting from various acquisitions. This sale resulted in a gain of $3.8 million for the year ended December 31, 1995.
     The interest income earned on loans held for sale was $3.2 million, $3.2 million and $4.7 million for the three years ended December 31, 1996, 1995 and 1994, respectively. The fluctuations in interest income during these periods relate primarily to changes in the average balance of loans held for sale and the related loan volumes, and the prevailing interest rates when the loans were made. The average balance of loans held for sale was $36.3 million, $36.8 million and $59.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. On an annualized basis, the yield on the portfolio of loans held for sale was 8.68%, 8.70% and 7.96% of the average balance for the years ended December 31, 1996, 1995 and 1994, respectively. This compares with First Banks' cost of funds, as a percentage of average interest-bearing liabilities, of 4.91%, 5.01% and 3.65% for the years ended December 31, 1996, 1995 and 1994, respectively.
     The mortgage loan servicing fees are reported net of mortgage-backed security guarantee fee expense, interest shortfall and amortization of purchased mortgage servicing rights. Loan servicing fees, net were $1.8 million, $2.9 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.
     Associated with the activity of originating and purchasing loans to be sold into the secondary market are the realized and unrealized gains, net of losses, incurred during the period prior to sale. These net gains or losses include: (1) the adjustments of the carrying values of loans held for sale to current market values; (2) the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout"; and (3) the related cost of hedging the loans held for sale and loan commitments during the period First Banks is exposed to interest rate risk. The gain on mortgage loans originated for resale, including loans sold and held for sale, was $40,000 and $126,000 for the years ended December 31, 1996 and 1994, respectively, in comparison to a loss of $608,000 for the year ended December 31, 1995.
     As more fully described under "-- Interest Rate Risk Management," First Banks' interest rate risk management policy provides certain hedging parameters to reduce the interest rate exposure arising from changes in loan prices from the time of commitment until the sale of the security or the loan. To reduce this exposure, First Banks utilizes forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 1996 and 1995, First Banks had $36.7 million and $42.4 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $35.0 million and $42.0 million, respectively, were hedged through the use of such forward commitments.

Comparison of Results of Operations for 1996 and 1995
     Net Income. Net income for the year ended December 31, 1996 excluding the effect of the one-time SAIF assessment of $8.2 million ($5.3 million on an after tax-basis), would have been $25.5 million, compared to $24.5 million for 1995. This represents a return on average assets of .72% and .70% for the years ended December 31, 1996 and 1995, respectively. This compares to First Banks' historical levels of return on average assets of 1.00% and 1.16% for the years ended December 31, 1994 and 1993, respectively. Including the effect of the assessment, net income for 1996 was $20.2 million, representing a return on average assets of .57%.

     The decline in operating results in 1996 and 1995 reflects several influences which have had significant adverse effects on earnings including the impact of 13 acquisitions completed during the three years ended December 31, 1996. As previously discussed under "-- General" and "-- Acquisitions," most of the acquired institutions exhibited significant financial distress prior to their acquisition, generally related to asset quality problems and/or high operating expenses. Consequently, in the periods since their respective dates of acquisition, management of First Banks has worked with management of the institutions to completely reorient their positions within their market places, restructure their balance sheets and revise their systems and procedures. This has required a significant dedication of resources by First Banks, both in terms of expenses and personnel. Substantial expenses have been incurred in reorganizing, retraining and reducing staff, converting data processing systems, instituting and controlling new policies and procedures, and merging corporate cultures, not only with that of First Banks, but also between acquired institutions.
     This process has been complicated by the existence of what is collectively a substantial portfolio of problem assets. While the provisions for possible loan losses in California and Texas have been substantial, this represents only a portion of the cost of carrying the problem assets. In addition to that expense is the loss of income on nonperforming assets, the management, legal and other costs associated with managing and collecting problem loans, and the expenses incurred in foreclosing, operating, holding and disposing of real estate and other collateral acquired from problem borrowers.
     Although these factors were anticipated prior to the acquisitions and are considered acceptable as costs of building the long-term franchise value of First Banks, they had a substantial effect on First Banks' profitability for the years ended December 31, 1996 and 1995. A comparison of the relative profitability of First Banks' investment in bank and thrift subsidiaries by area is as follows:


                                                          California              Texas                  Other
                                                          ----------              -----                  -----
                                                      1996(1)     1995        1996      1995         1996(1)    1995
                                                      -------     ----        ----      ----         -------    ----

                                                                     (dollars expressed in thousands)
Year ended December 31:
     Equity in income of subsidiaries              $   5,259       3,598        806    (2,766)      24,542     29,647
     Average investment in subsidiaries               54,114      43,539     23,202    27,250      212,850    230,776
       Return on average investment, annualized         9.72%       8.26%      3.47%   (10.15)%      11.53%     12.85%

-----------------------
(1) Excludes the effect of the one-time FDIC special assessment, net of related tax benefit.
     As previously discussed, during 1994, First Banks expanded its hedging activities through the use of derivative financial instruments as a means to reduce its interest rate risk exposure. The hedges were generally established between September 1994, after a significant increase in interest rates had already occurred, and March 1995, when interest rates began to decrease. While being conceptually appropriate in reducing interest rate risk, because of its timing, this hedging process did not have an opportunity to contribute to protecting First Banks from the adverse effects of increasing interest rates, but limited substantially its opportunity to benefit from decreasing interest rates. The expense of such derivative financial instruments was $11.5 million, $9.1 million and $490,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
     The results of operations for the year ended December 31, 1996 were also adversely affected by an $8.2 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment will be used to recapitalize the SAIF of the FDIC in order to bring it into parity with the Bank Insurance Fund
(BIF) of the FDIC.
     As previously discussed, net interest income (expressed on a tax-equivalent basis) for the year ended December 31, 1996 was $125.5 million, or 3.79% of average interest-earning assets, compared to $118.0 million, or 3.60% of average interest-earning assets, for 1995.
     Provision for Possible Loan Losses. The provision for possible loan losses was $11.5 million and $10.4 million for the years ended December 31, 1996 and 1995, respectively, while net loan charge-offs were $19.7 million and $10.8 million for the same periods.

     Several of First Banks' acquisitions in 1995 and 1994 included significant portfolios of problem assets. This is particularly evident in California and Texas, where the economies had been weak in recent years. Of First Banks' total nonperforming loans of $30.3 million at December 31, 1996, $14.9 million, or 49.1%, were held by the California and Texas banks. As this would suggest, a substantial portion of First Banks' net loan charge-offs and provisions for possible loan losses related to loans in the California or Texas banks. The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1996 and 1995:

                                            California            Texas                Other                 Total
                                            ----------            -----                -----                 -----
                                           1996    1995       1996    1995         1996     1995        1996        1995
                                           ----    ----       ----    ----         ----     ----        ----        ----
                                                                 (dollars expressed in thousands)

    Total loans                      $  467,233  460,907    180,068  192,573   2,120,668 2,090,739   2,767,969  2,744,219
    Total assets                        732,532  626,782    270,309  296,712   2,686,313 2,699,468   3,689,154  3,622,962
    Provisions for possible
           loan losses                    5,879    1,301      1,000    5,826       4,615     3,234      11,494     10,361
    Net loan charge-offs                 11,765    5,980      2,677    3,355       5,274     1,426      19,716     10,761
    Net loan charge-offs as
          a percentage of
          average loans                    2.42%    1.95%      1.53%    1.63%       0.25%      0.07%      0.72%      0.41%
    Nonperforming loans                  14,726   18,952        164      549      15,379     19,890     30,269     39,391
    Nonperforming assets                 18,402   21,852        835    1,561      21,639     23,731     40,876     47,144

     The provision for possible loan losses for the year ended December 31, 1996 reflects an additional provision attributable to a single commercial loan of First Bank Missouri of approximately $3.7 million which was fully charged-off. The loan was identified in 1995 as having potential problems creating uncertainty as to its collectibility. During 1996, the borrower failed to meet certain previously agreed-upon financial measures and principal reductions. As a result, it became apparent the loan could not be collected in the normal course of business and was charged-off.
     The provision for possible loan losses for the year ended December 31, 1995 reflects a special provision of $3.7 million. This special provision related to FBA's portfolio of automobile loans which had experienced increased levels of loan charge-offs and loans past due 30 days or more within that portfolio during 1995.
     Tables summarizing nonperforming assets, past-due loans and charge-off experience are presented under "-- Loans and Allowance for Possible Loan Losses."
     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1996 and 1995, respectively.


                                                                              December 31,       Increase (decrease)
                                                                              ------------       -------------------


                                                                           1996        1995      Amount        %
                                                                           ----        ----      ------        -
                                                                               (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....    $12,521      10,661      1,860      17.4%
    Credit card fees.................................................      2,475       2,179        296      13.6
    Loan servicing fees, net.........................................      1,837       2,932     (1,095)    (37.3)
    Gain (loss) on mortgage loans sold and held for sale:
      Originated for sale............................................         40        (324)       364     112.4
      Other loan sales...............................................        --         (284)       284       --
    Trust and brokerage fees.........................................        782         699         83      11.9
    Net loss on sales of securities..................................       (311)       (866)       555      64.1
    Gain on sale of mortgage loan servicing rights...................         --       3,843     (3,843)      --
    Loss on cancellation of interest rate swap agreements............         --      (3,342)     3,342       --
    Other............................................................      3,377       3,909       (532)   (13.61)
                                                                          ------      =-----      -----    ------
            Total noninterest income.................................    $20,721      19,407      1,314      6.77
                                                                          ------      ------      -----      ----
Noninterest expense:
    Salaries and employee benefits...................................    $39,995      37,941      2,054       5.4%
    Occupancy, net of rental income..................................      9,758       8,709      1,049      12.0
    Furniture and equipment..........................................      7,218       6,852        366       5.3
    Federal Deposit Insurance Corporation premiums...................     11,715       4,911      6,804     138.5
    Postage, printing and supplies...................................      4,687       4,678          9        .2
    Data processing fees.............................................      4,477       4,838       (361)     (7.5)
    Legal, examination and professional fees.........................      4,901       5,412       (511)     (9.4)
    Credit card expenses.............................................      2,913       2,490        423      17.0
    Communications...................................................      2,635       2,476        159       6.4
    Advertising......................................................      2,224       2,182         42       1.9
    Losses and expenses on foreclosed real estate, net of gains......      1,927       1,302        625      48.0
    Other............................................................     13,291       9,775      3,516      36.0
                                                                         -------      ------     ------      ----
           Total noninterest expense.................................   $105,741      91,566     14,175      15.5
                                                                         =======      ======     ======      ====


    Noninterest income was $20.7 million for the year ended December 31, 1996, in comparison to $19.4 million for 1995. The increase for the year ended December 31, 1996 is primarily attributable to the additional noninterest income generated from the acquisitions completed throughout 1995.
     The increase of $2.2 million in service charges, customer service fees and credit card fees for the year ended December 31, 1996, compared to 1995, relates primarily to the aforementioned acquisitions.
     For the year ended December 31, 1996, loan servicing fees, net decreased by $1.1 million, in comparison to 1995. As more fully described under "-- Mortgage Banking Activities," the decrease is attributable to the sale of $427 million of mortgage loan servicing rights during July 1995. First Banks decided to sell the mortgage servicing rights due to favorable pricing available in the marketplace at that time. This sale resulted in a gain of $3.8 million.
     In addition, First Banks sold $147 million of residential mortgage loans during the year ended December 31, 1995, resulting in a loss of $284,000. In connection with the sale of these loans, First Banks terminated an interest rate swap agreement, resulting in a loss of $3.3 million for the year ended December 31, 1995.
     Noninterest income also includes net loss on sales of securities of $311,000 for the year ended December 31, 1996, in comparison to net loss on sales of securities of $866,000 for 1995. The securities sold were classified as available for sale within the investment security portfolio.
     Noninterest expense was $105.7 million and $91.6 million for the years ended December 31, 1996 and 1995, respectively. The increase of $14.1 million is primarily attributable to the one-time special assessment discussed below and incremental operating expenses of the seven acquisitions completed throughout 1995. In particular, salaries and employee benefits increased by $2.1 million to $40.0 million from $37.9 million for the years ended December 31, 1996 and 1995, respectively. In addition, occupancy expense, net increased by $1.1 million to $9.8 million from $8.7 million for the years ended December 31, 1996 and 1995, respectively.
     FDIC premiums expense for the year ended December 31, 1996 includes an $8.2 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment will be used to recapitalize the SAIF of the FDIC and bring it into parity with the BIF of the FDIC. As a result of this special assessment, First Banks' cost of deposit insurance for SAIF-insured deposits is expected to decrease by approximately $2.0 million for the year ended December 31, 1997 in comparison to December 31, 1996, excluding the effect of the special assessment. First Banks has approximately $1.1 billion of SAIF-insured deposits at December 31, 1996.

Comparison of Results of Operations for Years ended 1995 and 1994
     Net Income. Net income for the year ended December 31, 1995 was $24.5 million, compared with $24.0 million earned in 1994. Although income increased in 1995, the substantial increase in total assets resulting from acquisitions caused the return on average assets to decrease to .70% for the year ended December 31, 1995, compared to 1.00% in 1994. This was indicative of the marginal operating results of certain of the acquired entities during the periods subsequent to their respective acquisition dates, as well as the cost of the funds used in their acquisitions and the expenses associated with amalgamating them into First Banks' systems and culture.
     As discussed previously, net interest income (expressed on a tax-equivalent basis) was $118.0 million, or 3.60%, of average interest-earning assets for 1995, compared to $93.0 million, or 4.07%, for 1994.
     Provision for Possible Loan Losses. The provision for possible loan losses was $10.4 million and $1.9 million for the years ended December 31, 1995 and 1994, respectively, which was partially attributable to the increase in net loan charge-offs to $10.8 million in 1995 from $1.5 million in 1994. First Banks substantially increased its provision for possible loan losses in 1995 in recognition of the internal growth in the loan portfolio as well as its assessment of the risk inherent in the various portfolios of acquired entities. The unusually high level of recoveries of previously charged-off loans experienced in prior years decreased, contributing to the increase in the amount of net loan charge-offs for the year. At the same time, an increase in the amount of loans past due over 30 days, particularly in portfolios of recently acquired entities, and the desire to deal aggressively with loan problems as they arise, led to First Banks' decision to continue to strengthen its allowance for possible loan losses.
     The increased level of net loan charge-offs and loans past due over 30 days primarily related to the portfolios of CCB and FBA, which were acquired by First Banks on March 15, 1995 and August 31, 1994, respectively. Net loan charge-offs for both CCB and FBA were approximately $9.2 million and $514,000 for the years ended December 31, 1995 and 1994, respectively.

     CCB's charge-offs resulted primarily from the application of First Banks' more aggressive approach to resolving loan problems within its consolidated portfolio. This approach resulted in a reduction in the level of acquired problem loans to $23.7 million at December 31, 1995 from $38.5 million at March 15, 1995, the acquisition date.
     FBA experienced an increase in its automobile loan charge-offs and automobile loans past due 30 days or more which resulted in a special provision of $3.7 million during the three-month period ended September 30, 1995. The increase in charge-offs for FBA is partly due to changes in the practice and timing of recording such charge-offs. Previously, FBA charged-off the remaining balance of a loan after reducing that amount by the estimated value of the collateral even if the collateral was not yet in its possession. Commencing in the second quarter of 1995, FBA, consistent with First Banks' practice, began charging off a loan when it became 120 days or more past due, regardless of whether the collateral was in its possession. When the collateral was subsequently received, the charged-off amount was adjusted for the value of the collateral. In addition, in an effort to further reduce the overall level of loan charge-offs and loans past due 30 days or more within this portfolio, FBA increased its collection efforts and implemented more stringent lending practices, including regular reviews of new loans originated and strict adherence to approved policies and practices.
     A contributing factor to the increase in net loan charge-offs for 1995 in comparison to 1994 was reductions in the level of recoveries of previously charged-off loans. Recoveries of previously charged-off loans decreased by $300,000 to $4.9 million from $5.2 million for the years ended December 31, 1995 and 1994, respectively. The decrease reflects the reduced levels of loans charged-off from $12.2 million for the year ended December 31, 1992, to $9.5 million and $6.7 million for the years ended December 31, 1993 and 1994, respectively, and the corresponding reduction in the opportunities to obtain recoveries.
     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1995 and 1994, respectively.

                                                                              December 31,      Increase (decrease)
                                                                              ------------      -------------------
                                                                           1995        1994      Amount        %
                                                                           ----        ----      ------        -
                                                                            (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $ 10,661       8,300      2,361      28.4%
    Credit card fees.................................................      2,179       1,746        433      24.8
    Loan servicing fees, net.........................................      2,932       1,645      1,287      78.2
    Gain (loss) on mortgage loans sold and held for sale:
      Originated for sale............................................       (324)        126       (450)   (357.1)
      Other loan sales...............................................       (284)        --        (284)      --
    Trust and brokerage fees.........................................        699         744        (45)     (6.0)
    Net loss on sales of securities..................................       (866)       (290)      (576)   (198.6)
    Gain on sale of mortgage loan servicing rights...................      3,843         --       3,843       --
    Loss on cancellation of interest rate swap agreements..............   (3,342)        --      (3,342)      --
    Other............................................................      3,909       1,363      2,546     186.8
                                                                          ------      ------      -----
            Total noninterest income.................................   $ 19,407      13,634      5,773      42.3
                                                                          ======      ======      =====      ====
Noninterest expense:
    Salaries and employee benefits...................................   $ 37,941      28,337      9,604      33.9%
    Occupancy, net of rental income..................................      8,709       5,260      3,449      65.6
    Furniture and equipment..........................................      6,852       5,209      1,643      31.5
    Federal Deposit Insurance Corporation premiums...................      4,911       4,484        427       9.5
    Postage, printing and supplies...................................      4,678       3,304      1,374      41.6
    Data processing fees.............................................      4,838       3,733      1,105      29.6
    Legal, examination and professional fees.........................      5,412       3,562      1,850      51.9
    Credit card expenses.............................................      2,490       2,455         35       1.4
    Communications...................................................      2,476       1,816        660      36.3
    Advertising......................................................      2,182       1,767        415      23.5
    Losses and expenses on foreclosed real estate, net of gains......      1,302         792        510      64.4
    Other............................................................      9,775       7,015      2,760      39.3
                                                                          ------      ------     ------
           Total noninterest expense.................................   $ 91,566      67,734     23,832      35.2
                                                                          ======      ======     ======      ====

     Noninterest income increased by $5.8 million to $19.4 million from $13.6 million for the year ended December 31, 1995 in comparison to December 31, 1994. The increase was attributable to mortgage banking activities, additional service charges and customer fee income, partially offset by sales of investment securities and residential mortgage loans. A more thorough discussion and analysis of the increases attributable to mortgage banking operations has been presented under "-- Mortgage Banking Activities."
     Increases of $4.1 million for the year ended December 31, 1995, in comparison to the same period in 1994, in service charges, customer service fees, credit card fees and loan servicing fees relate primarily to the aforementioned acquisitions.
     Offsetting the increase in noninterest income was a net loss on sales of securities of $866,000 and $290,000 for the years ended December 31, 1995 and 1994, respectively. The sales were executed to restructure acquired entities' investment portfolios to provide funds for internal loan growth and to reduce borrowings.
     As previously discussed, First Banks sold $147 million of residential mortgage loans resulting in a net loss of $284,000 for the year ended December 31, 1995. The proceeds from the sale of these loans were used to repay certain interest-bearing liabilities, which resulted in the termination of an interest rate swap agreement. The loss on cancellation of the interest rate swap agreement was $3.3 million.
     Other income for the year ended December 31, 1995 increased by $2.5 million to $3.9 million from $1.4 million for 1994. In addition to the increase associated with the overall growth of First Banks, other income for the year ended December 31, 1995 included a $294,000 gain upon sale of bank building and related deposits, $179,000 of income from the termination of FBA's Directors' Retirement Plan and $802,000 of funds returned to FBA which were maintained in a trust. During 1990, FBA established a trust in lieu of officer and director liability insurance. Since such coverage is now available and in place through First Banks, the trust was terminated and the funds were returned to FBA.
     Noninterest expense was $91.6 million and $67.7 million for the years ended December 31, 1995 and 1994, respectively, representing an increase of $23.8 million. As a percentage of average assets, noninterest expenses were 2.62% and 2.81% for the years ended December 31, 1995 and 1994, respectively. To some extent, the year-to-year noninterest expense was not comparable, due to the incremental operating expenses of acquired entities, which are accounted for under the purchase method of accounting, merger-related expenses and expenses associated with amalgamating acquired entities into First Banks' systems and culture.
     Salaries and employee benefits represent the largest category of noninterest expense, which totaled $37.9 million, or 41.4% of noninterest expense, for the year ended December 31, 1995. This compares to salaries and employee benefits of $28.3 million, or 41.8% of noninterest expense, for the year ended December 31, 1994. The $9.6 million increase is primarily attributable to the acquisitions completed during 1995, partially offset by staff reductions, occurring primarily in the third and fourth quarters of 1995, due to the effects of both acquisition-related synergies and increasing economies of scale.
     Occupancy and furniture and equipment expenses increased by $5.1 million to $15.6 million from $10.5 million for the years ended December 31, 1995 and 1994, respectively. The increase is a result of First Banks' market expansion in central and northern Illinois, Dallas and Houston, Texas, and California. In addition, the increase in these expenses reflects the upgrading of systems to enhance both the quality of service to First Banks' expanding customer base and improving staff productivity.
     On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the BIF and to keep existing assessment rates intact for members of the SAIF. The reduction in the BIF rates were effective June 1, 1995, resulting in a reduction in First Banks' FDIC premiums expense by approximately $1.6 million for the year ended December 31, 1995.

     Loans and Allowance for Possible Loan Losses. Interest earned on the loan portfolio is the primary source of income for the Subsidiary Banks. Loans, net of unearned discount, represent 75.0% of total assets as of December 31, 1996, as compared to 75.7% as of December 31, 1995. For 1996, loan growth, net of unearned discount and excluding loans held for sale, was $41.3 million, compared to $646.0 million for 1995.
      Internally generated loans decreased by $37.4 million for 1996, in comparison to an increase of $65.9 million for 1995. The decrease in 1996 included an increase in corporate banking's loan portfolio of $135.8 million, offset by decreases in residential real estate and indirect automobile loans of $127.9 million and $77.4 million, respectively. For 1995, the increase is attributable to corporate banking, partially offset by the sale of $147 million of residential mortgage loans. As previously discussed under "-- Financial Condition and Average Balances," the growth which occurred in the residential mortgage loan portfolio, relative to other types of loans, and the effects which these loans have on the interest rate risk management process have led First Banks to the conclusion that its residential mortgage loan portfolio, as a percentage of the total loans, should be reduced. In addition, during 1995,

First Banks elected to reduce the level of originations of indirect automobile loans due to increasing past due loans and charge-offs within that portfolio. The indirect automobile loan portfolio which increased from $305.3 million at December 31, 1994 to $319.8 million at June 30, 1995, has subsequently decreased to $206.4 million and $283.8 million at December 31, 1996 and 1995, respectively.
     First Banks' lending strategy stresses quality, growth, and diversification by collateral, geography and industry. A common credit underwriting structure is in place throughout First Banks. The commercial lenders focus principally on small to middle-market companies. The retail lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing needs arising out of First Banks' branch banking network.
     Commercial, financial, agricultural, and municipal and industrial development loans include loans that are made primarily on the strength of the borrowers' general credit standing and ability to generate repayment cash flows from income sources even though such loans and bonds may also be secured by real estate or other assets. Real estate construction and development loans, primarily residential properties, represent interim financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed-rate residential loans pending sale in the secondary loan market in the form of a GNMA or FNMA mortgage-backed security and the excess production of ARMs sold directly to private third-party investors.
     The following table shows the composition of the loan portfolio by major category and the percent of each to the total portfolio as of the dates presented:

                                                                                   December 31,
                                                                                   ------------
                                                   1996              1995              1994           1993             1992
                                                   ----              ----              ----           ----             ----
                                              Amount      %     Amount     %     Amount      %     Amount    %      Amount     %
                                              ------      -     ------     -     ------      -     ------    -      ------     -
                                                                         (dollars expressed in thousands)

Commercial, financial and agricultural     $ 457,186     16.7%$  364,018  13.5% $ 208,649  10.2%  $160,211  12.8%   $154,322   12.2%
Real estate construction and development     289,378     10.5     209,80   7.8    122,912   6.0     76,049  6.17       7,208    6.2
Real estate mortgage:
    One- to four-family residential loan   1,059,770     38.7  1,199,491  44.4    967,129   47.1   584,868  46.6     606,847   48.1
    Other real estate loans...........       600,810     21.9    512,264  19.0    332,075   16.1   243,382  19.4     189,267   15.0
Consumer and installment, net of
    unearned discount.................       333,340     12.2    413,609  15.3    422,461   20.6   189,851  15.1     234,552   18.5
                                           ---------     ----    -------  ----  ---------   ----   -------  ----     -------   ----
         Total loans, excluding
            loans held for sale.......     2,740,484   100.0% 2,699,184  100.0% 2,053,226  100.0% 1,254,361 100.0% 1,262,196  100.0%
Loans held for sale...................        27,485             45,035            20,344           107,657          109,221
                                           ---------          ---------         ---------         ---------        ---------
         Total loans..................    $2,767,969         $2,744,219        $2,073,570        $1,362,018       $1,371,417
                                           =========           ========          ========         =========        =========


     Loans at December 31, 1996 mature as follows:
                                                                           Over one year
                                                                           through five
                                                                              years         Over five years
                                                          One year     Fixed    Floating    Fixed Floating
                                                          or less       rate      rate      rate    rate  Total
                                                          -------       ----      ----      ----    ----  -----
                                                                  (dollars expressed in thousands)
Commercial, financial and agricultural                 $   353,791    84,688     15,950     2,757     --    457,186
Real estate construction and development                   279,261     9,049        884       184     --    289,378
Real estate mortgage                                       818,113   301,076    361,608   178,669   1,114 1,660,580
Consumer and installment, net of unearned discount          65,242   251,838        346    15,914     --    333,340
Loans held for sale                                         27,485     --            --        --     --     27,485
                                                         ---------   -------    -------   -------   ----- ---------
         Total loans                                   $ 1,543,892   646,651    378,788   197,524   1,114 2,767,969
                                                         =========   =======    =======   =======   ===== =========





       Following is a summary of loan loss  experience  for the five years ended
December 31, 1996:

                                                                                  December 31,
                                                                                  ------------
                                                              1996       1995        1994         1993        1992
                                                              ----       ----        ----         ----        ----
                                                                        (dollars expressed in thousands)

Allowance for possible loan losses,
   beginning of period................................  $   52,665      28,410      23,053       20,897        19,238
Acquired allowances for possible loan losses..........       2,338      24,655       5,026        2,079           399
                                                         ---------   ---------   ---------   ----------    ----------
                                                            55,003      53,065      28,079       22,976        19,637
                                                         ---------   ---------   ---------   ----------    ----------
Loans charged-off:
    Commercial, financial and agricultural............      (8,918)     (2,337)       (813)      (2,023)       (3,885)
    Real estate construction and development..........      (1,241)       (275)       (119)         (19)         (424)
    Real estate mortgage..............................     (10,308)     (5,948)     (1,282)      (2,212)       (2,697)
    Consumer and installment..........................      (8,549)     (7,060)     (4,482)      (5,277)       (5,197)
                                                         ---------   ---------   ---------    ---------    ----------
            Total.....................................     (29,016)    (15,620)     (6,696)      (9,531)      (12,203)
                                                         ---------   ---------   ---------    ---------    ----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural............       2,642       1,714         831        1,191         1,083
    Real estate construction and development..........         495         666         401          241            34
    Real estate mortgage..............................       3,255         290         840        1,396           503
    Consumer and installment..........................       2,908       2,189       3,097        2,324         1,408
                                                         ---------   ---------   ---------    ---------    ---- -----
            Total.....................................       9,300       4,859       5,169        5,152         3,028
                                                         ---------   ---------   ---------    ---------    ----------
            Net loans charged-off.....................     (19,716)    (10,761)     (1,527)      (4,379)       (9,175)
Provision for possible loan losses....................      11,494      10,361       1,858        4,456        10,435
                                                         ---------   ---------   ---------    ---------    ----------
Allowance for possible loan losses, end of period.....  $   46,781      52,665      28,410       23,053        20,897
                                                         =========   =========   =========    =========    ==========
Loans outstanding:
    Average...........................................  $2,726,297   2,598,936   1,616,634    1,340,641     1,416,597
    End of period.....................................   2,767,969   2,744,219   2,073,570    1,362,018     1,371,417
    End of period, excluding loans held for sale......   2,740,484   2,699,184   2,053,226    1,254,361     1,262,196
                                                         =========   =========   =========    =========     =========
    Ratio of allowance for possible loan losses to
       loans outstanding:
         Average......................................        1.72%       2.03%       1.76%        1.72%         1.48%
         End of period................................        1.69        1.92        1.37         1.69          1.52
         End of period, excluding loans held for sale.        1.71        1.95        1.38         1.84          1.66
    Ratio of net charge-offs to average loans
       outstanding....................................        0.72        0.41        0.09         0.33          0.65
                                                              ====        ====        ====         ====          ====
Allocation of allowance for possible loan losses
       at end of period:
    Commercial, financial and agricultural............  $   13,579      12,501       4,160        3,531         2,912
    Real estate construction and development..........       4,584       4,665       2,440        2,867         2,895
    Real estate mortgage..............................      14,081      19,849       8,051        6,712         4,186
    Consumer and installment..........................      10,296      10,016       6,225        2,925         2,428
    Unallocated.......................................       4,241       5,634       7,534        7,018        8 ,476
                                                         ---------   ---------   ---------    ---------     ---------
            Total.....................................  $   46,781      52,665      28,410       23,053        20,897
                                                         =========   =========   =========    =========     =========
Percent of categories to loans, net of unearned
  discount:
    Commercial, financial and agricultural............       16.52%      13.27%      10.06%       11.76%        11.25%
    Real estate construction and development..........       10.45        7.65        5.93         5.58          5.63
    Real estate mortgage..............................       60.00       62.49       62.66        60.81         58.05
    Consumer and installment..........................       12.04       14.95       20.37        13.94         17.10
    Loans held for sale...............................         .99        1.64        0.98         7.91          7.97
                                                         ---------   ---------   ---------    ---------     ---------
            Total.....................................      100.00%     100.00%     100.00%      100.00%       100.00%
                                                         =========   =========   =========    =========     =========




       Following is a summary of nonperforming assets by category:

                                                                            December 31,
                                                                            ------------
                                                     1996         1995         1994         1993          1992
                                                     ----         ----         ----         ----          ----
                                                                 (dollars expressed in thousands)
Commercial, financial and agricultural:
    Nonaccrual..............................    $   4,113        9,930        2,540        4,278         2,707
    Restructured terms......................          130          --            60           60           122
Real estate construction and development:
    Nonaccrual..............................          817        2,002        1,448           70            89
Real estate mortgage:
    Nonaccrual..............................       24,486       27,159       11,637        7,546         7,292
    Restructured terms......................          278          --           222          227           568
Consumer and installment:
    Nonaccrual..............................          440          300          293           49           312
    Restructured terms......................            5          --           --           --            --
                                                ---------    ---------    ---------    ---------    ----------
          Total nonperforming loans.........       30,269       39,391       16,200       12,230        11,090
Other real estate...........................       10,607        7,753        6,740        2,529         6,938
                                                ---------    ---------    ---------    ---------    ----------
          Total nonperforming  assets.......   $   40,876       47,144       22,940       14,759        18,028
                                                =========    =========    =========    =========    ==========

Loans, net of unearned discount.............   $2,767,969    2,744,219    2,073,570    1,362,018     1,371,417
                                                =========    =========    =========    =========     =========
Loans past due 90 days or more and
   still accruing...........................   $    3,779        8,474        1,885        1,199         3,074
                                                =========    =========    =========    =========     =========

Allowance for possible loan losses to loans.         1.69%        1.92%        1.37%        1.69%         1.52%
Nonperforming loans to loans................         1.09         1.44         0.78         0.90          0.81
Allowance for possible loan losses to
   nonperforming loan.......................       154.55       133.70       175.37       188.50        188.43
Nonperforming assets to loans and
   foreclosed assets........................         1.47         1.71         1.10         1.08          1.31
                                                     ====         ====         ====         ====          ====

     As of December 31, 1996 and 1995, $31.5 million and $47.9 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
     First Banks' credit management policy and procedures focuses on identifying and managing credit exposure. First Banks utilizes a lender-initiated system of rating credits, which is subsequently tested by internal loan review and bank regulators. Adversely rated credits are included on a watch list, and are reviewed at the bank level and centrally at least every four months. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan or a change in the economic environment within which the borrower operates.
     In addition to the rating system, credit administration coordinates the periodic credit reviews and provides management with information on risk levels, trends, delinquencies and portfolio concentrations.
     The allowance for possible loan losses is based on past loan loss experience, on First Banks management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is reviewed relative to the watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the consolidated statements of income.
     First Banks does not lend funds for foreign loans. Additionally, First Banks does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. First Banks does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

     Investment Securities. As more fully described in Note 3 to the accompanying consolidated financial statements, in October 1995, the FASB issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report). The Special Report was issued in response to various questions that have been raised as a result of initially applying SFAS 115, including the regulatory treatment for purposes of calculating capital compliance. The Special Report also provided an enterprise the opportunity to reassess the appropriateness of the classifications of all investment securities without bringing into question the intent of an enterprise to hold other debt securities to maturity. In light of the Special Report and management's review of the investment securities portfolios, debt securities with an amortized cost of $174.1 million were reclassified from held to maturity to available for sale at December 31, 1995.
     Deposits. Deposits are the primary source of funds for the Subsidiary Banks. First Banks' deposits consist principally of core deposits from its Subsidiary Banks' local market areas. The following table sets forth the distribution of First Banks' deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit:

                                                                      December 31,
                                                                      ------------
                                              1996                        1995                       1994
                                              ----                        ----                       ----
                                             Percent                     Percent                     Percent
                                               of                         of                           of
                                    Amount  deposits  Rate    Amount    deposits  Rate      Amount  deposits    Rate
                                    ------  --------  ----    ------    --------  ----      ------  --------    ----
                                                                (dollars expressed in thousands)

Demand deposits..................  $418,193    12.91%  --    $389,658      12.24%  --   $  290,039    12.43%     --
Interest-bearing demand deposits.   337,618    10.42   1.73   307,584      9.66    1.89    268,212    11.50      2.04
Savings deposits.................   671,286    20.73   3.07   690,902      21.70   3.16    538,027    23.06      3.03
Time deposits of $100,000 or more   169,057     5.22   5.64   201,025       6.31   5.69    113,381     4.86      4.87
Other time deposits.............. 1,642,413    50.72   5.69 1,594,522      50.09   5.72  1,123,485    48.15      4.84
                                  ---------    -----   ---- ---------     ------   ----  ---------   ------      ====
         Total deposits..........$3,238,567   100.00%      $3,183,691     100.00%       $2,333,144   100.00%
                                 ==========   ======        =========     ======         =========   ======

     Capital and Dividends. Historically, First Banks has accumulated capital to support its acquisitions by retaining most of its earnings. Relatively small dividends are paid on the Class A convertible, adjustable rate preferred stock and the Class B adjustable rate preferred stock, totaling $786,000 in 1996 and 1995. The dividends paid on the Class C Shares were $4.94 million in 1996 and $4.95 million in 1995 and 1994. First Banks has never paid, and has no present intention to pay, dividends on its common stock. See Note 17 to the consolidated financial statements.

     Liquidity. The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The Subsidiary Banks' primary sources for liquidity are customer deposits, loan payments, maturities and sales of investments and earnings. In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks (FHLB) and other borrowings, including First Banks $90 million credit agreement. The aggregate funds acquired from those sources were $315.4 million and $359.2 million at December 31, 1996 and 1995, respectively.
     At December 31, 1996, First Banks' more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)

    Three months or less...........................      $  120,634
    Over three months through six months...........          31,446
    Over six months through twelve months..........          75,516
    Over twelve months.............................          87,773
                                                            -------
                      Total........................      $  315,369
                                                            =======

     Management believes the earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the Class C 9% preferred stock and the Cummulative Trust Preferred Securities issued subsequent to December 31, 1996. See Note 21 to the accompanying consolidated financial statements.

     Effect of New Accounting Standards. First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan, and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The implementation of these statements did not have a material effect on First Banks' financial position and resulted in no additional provision for possible loan losses.
     First Banks adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.
     First Banks adopted the provisions of SFAS 122, Accounting for Mortgage Servicing Rights, on January 1, 1996. SFAS 122 amends SFAS 65, Accounting for Certain Mortgage Banking Activities. SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired.
     A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights.
     SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The entity should stratify its mortgage servicing rights that are capitalized after the adoption of this statement based on one or more of the predominate risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.
     The implementation of SFAS 121 and SFAS 122 did not have a material effect on First Banks' consolidated financial statements.
     In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.
     The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.
     First Banks does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.

     Effects of Inflation. Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions which are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, First Banks believes this is generally manageable through its interest rate risk management program.



                 Quarterly Condensed Financial Data (unaudited)

                                                                                   1996 Quarter Ended
                                                                                   ------------------
                                                                                              Septem-     Decem-
                                                                       March 31    June 30    ber 30      ber 31
                                                                       --------    -------    ------      ------
                                                                           (dollars expressed in thousands)

Interest income.................................................     $ 66,656      65,453     64,899      69,013
Interest expense................................................       36,551      35,317     34,712      35,090
                                                                       ------      ------     ------      ------
                Net interest income.............................       30,105      30,136     30,187      33,923
Provision for possible loan losses..............................        3,104       3,100      2,570       2,720
                                                                       ------      ------    -------      ------
                Net interest income after provision
                  for possible loan losses......................       27,001      27,036     27,617      31,203
Noninterest income..............................................        5,119       5,169      5,510       4,923
Noninterest expense.............................................       25,037      24,043     32,157      24,504
                                                                       ------      ------     ------      ------
                Income before provision (benefit) for income taxes
                  and minority interest in (income) loss
                  of subsidiaries...............................        7,083       8,162        970      11,622
Provision (benefit) for income taxes............................        2,564       2,554       (814)      2,656
                                                                       ------      ------      -----      ------
                Income before minority interest in
                  income of subsidiaries........................        4,519       5,608      1,784       8,966
Minority interest in income of subsidiaries.....................          (82)       (138)      (252)       (187)
                                                                       ------      ------     ------      ------
                Net income......................................     $  4,437       5,470      1,532       8,779
                                                                       ======      ======     ======      ======
Earnings per share:.............................................
    Primary.....................................................     $ 126.93      173.34       4.12      308.07
    Fully diluted...............................................       125.52      165.91      11.37      295.74
                                                                       ======      ======      =====      ======


                                                                                   1995 Quarter Ended
                                                                                   ------------------
                                                                                              Septem-     Decem-
                                                                       March 31    June 30    ber 30      ber 31
                                                                       --------    -------    ------      ------
                                                                           (dollars expressed in thousands)

Interest income.................................................     $ 60,582      65,426     66,043      69,570
Interest expense................................................       33,257      36,061     37,032      38,595
                                                                       ------      ------     ------      ------
                Net interest income.............................       27,325      29,365     29,011      30,975
Provision for possible loan losses..............................        1,366       1,644      5,439       1,912
                                                                       ------      ------     ------      ------
                Net interest income after provision
                  for possible loan losses......................       25,959      27,721     23,572      29,063
Noninterest income..............................................        7,060       5,214      5,368       1,765
Noninterest expense.............................................       21,218      24,041     21,442      24,865
                                                                       ------      ------     ------      ------
                Income before provision for income taxes
                  and minority interest in (income) loss
                  of subsidiaries...............................       11,801       8,894      7,498       5,963
Provision for income taxes......................................        4,089       2,802      2,523       1,624
                                                                       ------      ------     ------      ------
                Income before minority interest in
                  (income) loss of subsidiaries.................        7,712       6,092      4,975       4,339
Minority interest in (income) loss of subsidiaries..............         (139)        (17)       972         537
                                                                       ------      ------     ------      ------
                Net income......................................     $  7,573       6,075      5,947       4,876
                                                                       ======      ======     ======      ======
Earnings per share:
    Primary.....................................................     $ 259.47      198.89     190.72      142.74
    Fully diluted...............................................       246.28      188.04     183.03      141.31
                                                                       ======      ======     ======      ======



                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)


                                                                                                December 31,
                                                                                                ------------
                                                                                            1996           1995
                                                                                            ----           ----
                                             ASSETS

Cash and cash equivalents:
    Cash and due from banks........................................................   $    147,804         128,553
    Interest-bearing deposits with other financial institutions -
      with maturities of three months or less......................................          6,050          16,860
    Federal funds sold.............................................................         74,100          53,800
                                                                                         ---------       ---------
               Total cash and cash equivalents.....................................        227,954         199,213
                                                                                         ---------       ---------

Investment securities:
    Available for sale, at fair value..............................................        532,605         471,791
    Held to maturity, at amortized cost (estimated fair value
      of $20,611 and $37,021 at December 31, 1996 and 1995,
      respectively)................................................................         20,196          36,532
                                                                                         ---------       ---------
               Total investment securities.........................................        552,801         508,323
                                                                                         ---------       ---------

Loans:
    Commercial, financial and agricultural.........................................        457,186         364,018
    Real estate construction and development.......................................        289,378         209,802
    Real estate mortgage...........................................................      1,660,580       1,715,052
    Consumer and installment.......................................................        341,154         419,894
    Loans held for sale............................................................         27,485          45,035
                                                                                         ---------       ---------
               Total loans.........................................................      2,775,783       2,753,801
Unearned discount..................................................................         (7,814)         (9,582)
Allowance for possible loan losses.................................................        (46,781)        (52,665)
                                                                                         ---------       ---------
               Net loans...........................................................      2,721,188       2,691,554
                                                                                         ---------       ---------

Bank premises and equipment, net of accumulated
    depreciation and amortization..................................................         48,078          50,278
Intangibles associated with the purchase of subsidiaries...........................         23,303          23,841
Purchased mortgage servicing rights, net of amortization...........................         10,230          12,122
Accrued interest receivable........................................................         23,250          22,027
Receivable from sales of investment securities.....................................            --           41,265
Other real estate..................................................................         10,607           7,753
Deferred income taxes..............................................................         43,406          41,576
Other assets.......................................................................          8,337          25,010
                                                                                         ---------       ---------
               Total assets........................................................   $  3,689,154       3,622,962
                                                                                        ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.





                     Consolidated Balance Sheets (continued)
             (dollars expressed in thousands, except per share data)


                                                                                                 December 31,
                                                                                                 ------------
                                                                                               1996        1995
                                                                                               ----        ----
                                           LIABILITIES
Deposits:
    Demand:
      Non-interest-bearing............................................................   $    418,193      389,658
      Interest-bearing................................................................        337,618      307,584
    Savings...........................................................................        671,286      690,902
    Time:
      Time deposits of $100 or more...................................................        169,057      201,025
      Other time deposits.............................................................      1,642,413    1,594,522
                                                                                            ---------    ---------
          Total deposits..............................................................      3,238,567    3,183,691
Federal Home Loan Bank advances.......................................................         39,277       49,883
Other borrowings......................................................................         30,705       21,658
Notes payable.........................................................................         76,330       88,135
Accrued interest payable..............................................................         10,288       10,726
Deferred income taxes.................................................................          6,194        6,517
Accrued and other liabilities.........................................................         23,521       15,310
Minority interest in subsidiaries.....................................................         12,883       12,437
                                                                                            ---------    ---------
          Total liabilities...........................................................      3,437,765    3,388,357



                                      STOCKHOLDERS' EQUITY

Preferred stock:
    Class C 9.00%  increasing  rate,  redeemable,  cumulative,  $1.00 par value,
      $25.00 stated value;  5,000,000  shares  authorized,  2,155,480 shares and
      2,200,000 shares issued and outstanding at December 31, 1996
      and 1995, respectively..........................................................         53,887       55,000
    Class A convertible, adjustable rate, $20.00 par value; 750,000
      shares authorized; 641,082 shares issued and outstanding........................         12,822       12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares authorized,
      160,505 shares issued and outstanding...........................................            241          241
Common stock, $250.00 par value; 25,000 shares authorized; 23,661
    shares issued and outstanding.....................................................          5,915        5,915
Capital surplus.......................................................................          3,289        4,307
Retained earnings.....................................................................        171,182      156,692
Net fair value adjustment for securities available for sale...........................          4,053         (372)
                                                                                            ---------    ---------
          Total stockholders' equity..................................................        251,389      234,605
                                                                                            ---------    ---------
          Total liabilities and stockholders' equity..................................  $   3,689,154    3,622,962
                                                                                            =========    =========


                        Consolidated Statements of Income

             (dollars expressed in thousands, except per share data)

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                   1996          1995       1994
                                                                                   ----          ----       ----
Interest income:
    Interest and fees on loans............................................... $  237,379      221,934      129,583
    Investment securities:
       Taxable...............................................................     22,639       34,379       29,385
       Nontaxable............................................................      1,240        1,390        1,468
    Federal funds sold and other.............................................      4,763        3,918        1,999
                                                                                 -------      -------      -------
         Total interest income...............................................    266,021      261,621      162,435
                                                                                 -------      -------      -------
Interest expense:
    Deposits:
       Interest-bearing demand...............................................      4,845        5,760        4,421
       Savings...............................................................     22,687       22,737       15,198
       Time deposits of $100 or more.........................................      8,977        9,315        3,300
       Other time deposits...................................................     88,228       78,250       41,170
    Federal Home Loan Bank advances..........................................      2,591       12,548        3,443
    Interest rate exchange agreements, net...................................      7,623        6,911          490
    Notes payable and other borrowings.......................................      6,719        9,424        2,648
                                                                                 -------      -------      -------
         Total interest expense..............................................    141,670      144,945       70,670
                                                                                 -------      -------       ------
         Net interest income.................................................    124,351      116,676       91,765
Provision for possible loan losses...........................................     11,494       10,361        1,858
                                                                                 -------      -------       ------
         Net interest income after provision for possible loan losses........    112,857      106,315       89,907
                                                                                 -------      -------       ------
Noninterest income:
    Service charges on deposit accounts and customer service fees............     12,521       10,661        8,300
    Credit card fees.........................................................      2,475        2,179        1,746
    Loan servicing fees, net.................................................      1,837        2,932        1,645
    Gain (loss) on mortgage loans sold and held for sale.....................         40         (608)         126
    Net loss on sales of securities..........................................       (311)        (866)        (290)
    Gain on sale of mortgage loan servicing rights...........................        --         3,843          --
    Loss on cancellation of interest rate swap agreement.....................        --        (3,342)         --
    Other income.............................................................      4,159        4,608        2,107
                                                                                  ------       ------       ------
         Total noninterest income............................................     20,721       19,407       13,634
                                                                                  ------       ------       ------
Noninterest expense:
    Salaries and employee benefits...........................................     39,995       37,941       28,337
    Occupancy, net of rental income..........................................      9,758        8,709        5,260
    Furniture and equipment..................................................      7,218        6,852        5,209
    Federal Deposit Insurance Corporation premiums...........................     11,715        4,911        4,484
    Postage, printing and supplies...........................................      4,687        4,678        3,304
    Data processing fees.....................................................      4,477        4,838        3,733
    Legal, examination and professional fees.................................      4,901        5,412        3,562
    Credit card expenses.....................................................      2,913        2,490        2,455
    Communications...........................................................      2,635        2,476        1,816
    Advertising..............................................................      2,224        2,182        1,767
    Losses and expenses on foreclosed real estate, net of gains..............      1,927        1,302          792
    Other expenses...........................................................     13,291        9,775        7,015
                                                                                 -------       ------       ------
         Total noninterest expense...........................................    105,741       91,566       67,734
                                                                                 -------       ------       ------
         Income before provision for income taxes and minority interest
               in  (income) loss of subsidiaries.............................     27,837       34,156       35,807
Provision for income taxes...................................................      6,960       11,038       12,012
                                                                                 -------       ------       ------
         Income before minority interest in  (income) loss of subsidiaries...     20,877       23,118       23,795
Minority interest in  (income) loss of subsidiaries..........................       (659)       1,353          237
                                                                                 -------       ------       ------
         Net income..........................................................     20,218       24,471       24,032
Preferred stock dividends....................................................      5,728        5,736        5,735
                                                                                 -------       ------       ------
         Net income available to common stockholders.........................   $ 14,490       18,735       18,297
                                                                                 -------       ------       ------
Earnings per common share:
    Primary..................................................................   $ 612.46       791.82       773.31
    Fully diluted............................................................     598.54       758.66       734.80
                                                                                  ======       ======       ======

Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                                  ======       ======       ======

The accompanying notes are an integral part of the consolidated financial statements.


                                         Consolidated Statements of Changes in Stockholder's Equity
                                             (dollars expressed in thousands, except per share data)

                                                 Three years ended December 31, 1996


                                                   Class C                                                    Net fair
                                                  preferred     Adjustable rate                             value adjust-
                                                   stock,       preferred stock                               ment  for   total
                                                 increasing   Class                                           securities  stock-
                                                    rate,     conver-             Common    Capital  Retained available  holders'
                                                 redeemable    tible    Class B    stock    surplus  earnings  for sale   equity
                                                 ----------    -----    -------    -----    -------  --------  -----------------

Consolidated balances, January 1, 1994........... $ 55,000   12,822       241     5,915     4,604    119,660    3,602    201,844

Year ended December 31, 1994:
    Consolidated net income......................       --       --        --        --        --     24,032       --     24,032
    Class C preferred stock dividends,
     $2.25 per share.............................       --       --        --        --        --     (4,950)      --     (4,950)
    Class A preferred stock dividends,
      $1.20 per share............................       --       --        --        --        --       (768)      --       (768)
    Class B preferred stock dividends,
      $.11 per share.............................       --       --        --        --        --        (17)      --        (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --        --        --       (125)       --       --       (125)
    Net fair value adjustment for securities
       available for sale........................       --       --        --        --         --        --     (2,704)  (2,704)
                                                    ------   ------       ---     -----     ------   -------     ------   ------
Consolidated balances, December 31, 1994.........   55,000   12,822       241     5,915      4,479   137,957        898  217,312

Year ended December 31, 1995:
    Consolidated net income......................      --        --        --        --         --    24,471        --    24,471
    Class C preferred stock dividends,
      $2.25 per share............................      --        --        --        --         --    (4,950)       --    (4,950)
    Class A preferred stock dividends,
     $1.20 per share.............................      --        --        --        --         --      (769)       --      (769)
    Class B preferred stock dividends,
      $.11 per share.............................      --        --        --        --         --       (17)       --       (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................      --        --        --        --       (172)       --        --      (172)
    Net fair value adjustment for securities
       available for sale........................      --        --        --        --         --        --     (1,270)  (1,270)
                                                    ------   ------       ---     -----     ------   -------     ------   ------
Consolidated balances, December 31, 1995.........   55,000   12,822       241     5,915      4,307   156,692       (372) 234,605

Year ended December 31, 1996:
    Consolidated net income......................     --         --        --        --         --    20,218         --   20,218
    Class C preferred stock dividends,
      $2.25 per share............................     --         --        --        --         --    (4,942)        --   (4,942)
    Class A preferred stock dividends,
      $1.20per share.............................     --         --        --        --         --      (769)        --     (769)
    Class B preferred stock dividends,
      $.11 per share.............................     --         --        --        --         --       (17)        --      (17)
    Purchase and retirement of Class C
       preferred shares..........................   (1,113)      --        --        --        (26)       --         --   (1,139)
    Effect of capital stock transactions of
       majority-owned subsidiary.................     --         --        --        --       (992)       --         --     (992)
    Net fair value adjustment for securities
       available for sale........................     --         --        --        --         --        --       4,425   4,425
                                                   -------    ------      ---     -----      -----    -------      ----- -------
Consolidated balances, December 31, 1996......... $ 53,887    12,822      241     5,915      3,289    171,182      4,053 251,389
                                                   =======    ======      ===     =====      =====    =======      ===== =======

The accompanying notes are an integral part of the consolidated financial statements.




                       Consolidated Statement of Cash Flow
                        (dollars expressed in thousands)


                                                                                        Years ended December 31,
                                                                                        ------------------------
                                                                                      1996       1995        1994
                                                                                      ----       ----        ----
Cash flows from operating activities:
    Net income..................................................................  $   20,218     24,471     24,032
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.............       5,784      5,534      4,164
       Amortization, net of accretion...........................................      12,481      4,520      5,364
       Originations and purchases of loans held for sale........................    (135,792)  (67,005)    (80,630)
       Proceeds from the sale of loans held for sale............................     113,074    207,077    167,942
       Provision for possible loan losses.......................................      11,494     10,361      1,858
       Provision for income taxes...............................................       6,960     11,039     12,012
       Payments of income taxes.................................................      (7,655)    (1,105)   (12,125)
       (Increase) decrease in accrued interest receivable.......................        (623)     1,320       (469)
       Interest accrued on liabilities..........................................     141,670    144,946     70,670
       Payments of interest on liabilities......................................    (142,210)  (145,066)   (69,370)
       Other operating activities, net..........................................      (6,637)    (5,190)      (883)
       Minority interest in  income (loss) of subsidiaries......................         659     (1,353)      (237)
                                                                                     -------    -------    -------
          Net cash provided by operating activities.............................      19,423    189,549    122,328
                                                                                     -------    -------    -------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received..     10,715      54,458    (24,171)
    Sales of investment securities of acquired entity...........................        --       88,334    133,990
    Sales of investment securities available for sale...........................     91,147     279,537    145,757
    Maturities of investment securities available for sale......................     440,314    147,395    262,953
    Maturities of investment securities held to maturity........................      14,643     36,469     94,359
    Purchases of investment securities available for sale.......................    (527,091)  (282,599)  (235,093)
    Purchases of investment securities held to maturity.........................        (916)    (2,397)   (81,096)
    Net (increase) decrease in loans............................................      20,350    (71,211)  (458,172)
    Recoveries of loans previously charged-off..................................       9,300      4,859      5,169
    Purchases of bank premises and equipment....................................      (3,299)    (5,337)    (4,190)
    Interest rate futures contracts, net........................................        --      (22,167)     7,469
    Other investing activities..................................................      10,657      3,946     (3,285)
                                                                                     -------    -------    -------
          Net cash provided by (used in) investing activities...................      65,820    231,287   (156,310)
                                                                                     -------    -------   --------

Cash flows from financing activities:
       Decrease in demand and savings deposits..................................     (20,466)   (123,260)  (77,075)
       Increase (decrease) intime deposits......................................     (15,804)    55,885     38,151
    Increase (decrease) in federal funds purchased..............................      (3,000)   (67,300)    18,000
    Increase (decrease) in Federal Home Loan Bank advances......................     (10,606)   (170,644)   11,464
    Increase (decrease) in securities sold under agreements to repurchase.......      13,525    (55,615)    40,762
    Increase (decrease) in notes payable........................................     (13,284)    13,751     47,493
    Purchase and retirement of Class C preferred shares.........................      (1,139)      --         --
    Payment of preferred stock dividends........................................      (5,728)    (5,736)    (5,735)
                                                                                     -------    -------    -------
          Net cash provided by (used in) financing activities...................     (56,502)  (352,919)    73,060
                                                                                     -------   --------     ------
          Net increase in cash and cash equivalents.............................      28,741     67,917     39,078
Cash and cash equivalents, beginning of year....................................     199,213    131,296     92,218
                                                                                     -------    -------     ------
Cash and cash equivalents, end of year..........................................  $  227,954    199,213    131,296
                                                                                     =======    =======    =======

Noncash investing and financing activities:
    Loans transferred to foreclosed real estate.................................  $  10,451        5,395     5,030
    Loans to facilitate sale of foreclosed real estate..........................        --           587     1,724
    Investment securities transferred to available for sale.....................        --       174,113      --
    Receivable from sale of investment securities...............................        --       41,265       --
    Loans transferred to held for sale..........................................     39,996      146,991      --
                                                                                    =======      =======     =====


The accompanying notes are an integral part of the consolidated financial statements.

(1)  Summary of Significant Accounting Policies
      The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant policies followed by First Banks:
     Basis of Presentation. The consolidated financial statements of First Banks have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1995 and 1994 amounts have been reclassified to conform with the classifications and format used for 1996.
     Principles of Consolidation. The consolidated financial statements include the accounts of First Banks, Inc. and all of its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated in consolidation.
     First Banks operates primarily through two wholly owned bank subsidiaries, one wholly owned thrift subsidiary, one wholly owned bank holding company subsidiary and two majority-owned bank holding company subsidiaries. First Banks' subsidiary financial institutions (Subsidiary Banks) are:

         First Bank,  headquartered  in St. Louis County,  Missouri  (First Bank
           Missouri);
         First Bank, headquartered in O'Fallon, Illinois (First Bank Illinois); First Bank FSB, headquartered in St. Louis County, Missouri (First Bank
           FSB);
         First Banks America, Inc.,  headquartered in Houston, Texas (FBA);
         CCB Bancorp, Inc., headquartered in Santa Ana, California (CCB); and First Commercial Bancorp, Inc., headquartered in Sacramento, California
           (FCB).

     CCB Bancorp, Inc., a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Santa Ana, California (FB&T). FBA, a majority-owned bank holding company subsidiary, operates through BankTEXAS N.A., headquartered in Houston, Texas (BTX) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise Bank). FCB, a majority-owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California (First Commercial). In addition to the Subsidiary Banks, First Banks owns FirstServ, Inc. Through a facilities management agreement with First Services, L.P., FirstServ, Inc. provides data processing services and operational support for First Banks.
      Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 1996 and 1995 were $41.4 million and $38.2 million, respectively.
      Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. First Banks does not engage in the trading of investment securities. Investment securities designated as available for sale, which include any security which First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in the separate component of stockholders' equity are reversed upon sale.
      Investment securities designated as held to maturity, which include any security for which First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level yield method taking into consideration the level of current and anticipated prepayments.
      As  more  fully  described  in  Note  3 to the  accompanying  consolidated financial statements, First Banks reclassified $174.1 million of held-to-maturity investment securities to available-for-sale investment securities on December 31, 1995.
      Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management's intention to hold them to maturity.

      The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
      First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. The initial application of SFAS 114 and SFAS 118 did not have a material effect on First Banks' financial position and resulted in no additional provision for possible loan losses. First Banks has elected to continue to use its existing methods for recognizing interest on impaired loans.
     Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.
     Loan Servicing Income. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall, and amortization of the cost of purchased loan servicing rights. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.
     Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision for possible loan losses is based on a periodic analysis of the loans held for portfolio and held for sale, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on identified problem loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.
     Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 50 years and equipment over two to seven years.
     Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired and deposit base premium. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which range from approximately 10 to 15 years.
     Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 12 years.
     Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of other real estate at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value to reflect current fair value or costs incurred in maintaining the properties are charged to expense as incurred.
     Income Taxes. First Banks, Inc. and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in California, Illinois and Missouri. In addition, First Bank Missouri and First Bank FSB are subject to a financial institutions tax which is based on income. Additionally, included in the unitary Illinois and California income tax returns is the investment in FBA as First Banks' ownership is greater than 50%. FBA and its eligible subsidiaries file a consolidated federal income tax return which is separate from that of First Banks.
     Earnings Per Common Share. Earnings per common share data is calculated using the weighted average number of shares of common stock outstanding during each period. The Class A, Class B, and Class C preferred stock are not common stock equivalents. The Class A preferred stock has been reflected in fully diluted earnings per share because of its conversion feature, using the if-converted method.
     Financial Instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

     Financial Instruments With Off-Balance-Sheet Risk. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. Risk that interest rates may move unfavorably from the perspective of First Banks is defined as interest rate risk. The risk that a counterparty to an agreement entered into by First Banks may default is defined as credit risk. These financial instruments include interest rate swap, floor and cap agreements; interest rate futures contracts and forward contracts to sell mortgage-backed securities.
      First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.
Interest Rate Swap, Floor and Cap Agreements
     Interest rate swap, floor and cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements are amortized to interest expense over the life of the agreement using the interest method. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related liability. If, however, the amount of the underlying hedged liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums, fees paid and deferred losses on early terminations are included in other assets in the accompanying consolidated balance sheets. Interest Rate Futures Contracts
     Gains and losses on interest rate futures, which qualify as hedges, are deferred. Amortization of the net deferred gains or losses is applied to the interest income of the securities available-for-sale portfolio using the straight-line method. The net deferred gains and losses are applied to the carrying value of the securities available-for-sale portfolio as part of the mark-to-market valuation. In the event the hedged assets are sold, the related gain or loss of the interest rate futures contracts is immediately recognized in the consolidated statements of income.
Forward Contracts to Sell Mortgage-Backed Securities
      Gains and losses on forward contracts, which qualify as hedges, are deferred. The net unamortized balance of such deferred gains and losses is applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(2)  Acquisitions
     On January 3, 1994, First Banks completed its acquisition of First Federal Savings Bank of Proviso Township, Chicago, Illinois (First Federal) in exchange for $23.1 million in cash. First Federal's total assets were $230 million, consisting primarily of residential loans of $54 million and investment securities and federal funds sold of $165 million. First Federal, which was subsequently merged with First Bank FSB, conducts business from one banking location centrally located in the Hillside community of the greater Chicago metropolitan area. The excess of the cost over the fair value of net assets acquired was approximately $450,000 and is being amortized over 10 years.
     On March 31, 1994, First Banks completed its acquisition of Heritage National Bank, St. Louis, Missouri (Heritage) in exchange for $6.5 million in cash. Heritage's total assets were $63.8 million, consisting primarily of loans of $32.2 million and investment securities and federal funds sold of $27.2 million. Heritage was merged into First Bank Missouri. The excess of the cost over the fair value of the net assets acquired was approximately $2.8 million and is being amortized over 10 years.
     On June 3, 1994, First Banks completed its acquisition of Farmers Bancshares, Inc., Breese and Valmeyer, Illinois (Farmers) in exchange for $8.1 million in cash. Farmers' total assets were $60.7 million, consisting primarily of loans of $27.1 million and investment securities and federal funds sold of $31.0 million. Farmers was merged into First Bank Illinois. The excess of the cost over the fair value of the net assets acquired was approximately $1.9 million and is being amortized over 10 years.
     On August 31, 1994, First Banks completed its acquisition of approximately 65.05% of the voting stock of FBA in exchange for $30 million in cash. At the time of the transaction, FBA operated through its wholly owned banking subsidiary, BTX. Total assets were $367 million, consisting primarily of loans of $177 million and investment securities of $167 million. BTX conducts business primarily from six banking locations in Dallas and Houston, Texas. The outside investors' interest in FBA is reflected as minority interest in the accompanying consolidated financial statements. The excess of the cost over the fair value of the net assets acquired was approximately $4.0 million and is being amortized over 10 years.
     On November 30, 1994, First Banks acquired 96.3% of St. Charles Federal in exchange for $19.3 million in cash. The purchase, combined with the 3.7% of the stock of St. Charles Federal previously acquired by First Banks, increased First Banks' ownership of St. Charles Federal to 100%. St. Charles Federal had total assets of approximately $90.0 million. The excess of the cost over the fair value of the net assets acquired was approximately $3.9 million and is being amortized over 12 years.
     On January 4, 1995, First Banks completed its acquisition of River Valley Holdings, Inc. and its wholly owned subsidiary, River Valley Savings Bank, F.S.B. (River Valley), for a purchase price of $37.4 million. River Valley's total assets were $412 million, consisting primarily of residential loans of $225 million and investment securities of $125 million. River Valley was merged with First Bank FSB. In addition, River Valley operated a mortgage banking division which serviced approximately $669 million of residential loans for others which was merged into and centralized with First Banks' mortgage banking division effective upon completion of the acquisition. The excess of the cost over the fair value of the net assets acquired was approximately $11.5 million and is being amortized over 15 years.
     On March 15, 1995, First Banks completed its acquisition of CCB and its wholly owned subsidiary, Commercial Center Bank, in exchange for $30.4 million in cash. CCB was headquartered in Santa Ana, California and operated three banking locations in Santa Ana, San Jose and Walnut Creek. The acquisition of CCB represents First Banks' initial entry into the southern California market. CCB's total assets were $193.4 million, consisting primarily of loans and investment securities of $114.5 million and $31.1 million, respectively. The excess of the fair value of the net assets acquired over the cost was approximately $3.3 million and is being accreted to income over 10 years.
     On April 28, 1995, First Banks completed its acquisition of HNB Financial Group, Huntington Beach, California (HNB) and its wholly owned subsidiary, Huntington National Bank, in exchange for $10.9 million in cash. HNB's total assets were $88.0 million, consisting primarily of loans and investment securities of $62.8 million and $10.5 million, respectively. The excess of the cost over the fair value of the net assets acquired was approximately $1.1 million and is being amortized over 10 years. HNB and Huntington National Bank were merged into CCB and FB&T, formerly Commercial Center Bank, respectively, on August 18, 1995.
     On May 31, 1995, First Banks completed its acquisition of Irvine City Financial, Irvine, California (Irvine) and its wholly owned subsidiary, Irvine City Bank, f.s.b., in exchange for $4.2 million in cash. Irvine's total assets were $83.3 million, consisting primarily of loans of $68.7 million and investment securities and federal funds sold of $10.6 million. The purchase price approximated the fair value of the net assets acquired. Irvine and Irvine City Bank, f.s.b. were merged into CCB and FB&T, respectively, in August 1995.
     During 1995, First Banks completed its investment in QCB Bancorp (QCB), a California corporation and sole shareholder of Queen City Bank, N.A. (Queen
City), Long Beach, California. QCB's total assets were $56.2 million, consisting primarily of loans of $35.1 million and cash and cash equivalents and investment securities of $20.5 million. The excess of the cost over the fair value of the net assets acquired was approximately $465,000 and is being amortized over 10 years. QCB was merged into CCB in March 1996. Queen City was merged into FB&T in April 1996.
     On August 7, 1995, First Banks executed an Amended and Restated Stock Purchase Agreement (FCB Agreement) with FCB. Under the FCB Agreement and subsequent agreements entered into with FCB, FCB and its subsidiary, First Commercial, were recapitalized through a series of transactions. As a result of these transactions, First Banks owned 93.29% of the outstanding common stock of FCB and $6.5 million of convertible debentures maturing in October and December 2000. The debentures bear interest at 12% annually. Interest thereon is payable in cash only if permitted by the appropriate regulatory authorities of FCB and First Commercial and their Boards of Directors. The debentures and any accrued but unpaid interest thereon must be converted at maturity, but may be converted at any time prior thereto at the option of First Banks, at $.10 per share.
     FCB's total assets were $169.0 million, consisting primarily of loans, cash and cash equivalents and investment securities of $84.6 million, $50.3 million and $30.7 million, respectively. The excess of the cost over the fair value of the net assets acquired was approximately $2.4 million and is being amortized over 10 years.
     The FCB Agreement also provided for FCB to offer to its shareholders, other than First Banks, rights to acquire an aggregate of $5 million of newly issued common stock at $.10 per share. A maximum of $1.0 million of this offering not otherwise subscribed to was offered to individuals who were not stockholders of FCB. In addition, $969,000 of common stock was offered in exchange for certain outstanding dividend obligations and accrued interest thereon of FCB. FCB completed the offering during 1996 and issued approximately 36 million shares in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. As a result of the offering, First Banks' ownership was reduced to 61.46% at December 31, 1996, prior to the conversion of the debentures, or 77.24% if the debentures had been converted as of December 31, 1996.
     On September 1, 1995, First Banks completed its acquisition of La Cumbre Savings Bank F.S.B. (La Cumbre) in exchange for $5.5 million in cash. La Cumbre's total assets were $144 million, consisting primarily of loans of $131 million and cash and cash equivalents and investment securities of $7.6 million. The excess of the cost over the fair value of the net assets acquired was approximately $697,000 and is being amortized over 10 years. La Cumbre operated as a wholly owned thrift subsidiary of CCB until it was merged into FB&T in January 1996.
     The aforementioned acquisitions were accounted for using the purchase method of accounting. The acquisitions were funded by available cash, proceeds from the maturity of short-term investments, borrowings under First Banks' credit agreement and notes payable to former shareholders.
     The following unaudited summary information presents the pro forma results of operations of First Banks combined with the acquisitions completed during 1995 as if First Banks had completed the transactions on January 1, 1994. The pro forma results of operations also include FBA, which was acquired by First Banks on August 31, 1994, for the periods prior to the acquisition date.

                                                                                              December 31,
                                                                                              ------------
                                                                                          1995          1994
                                                                                          ----          ----
                                                                                   (dollars expressed in thousands,
                                                                                        except per share data)

         Net interest income......................................................      $127,602       136,221
         Provision for possible loan losses.......................................        24,770        16,141
         Net income (loss)........................................................         4,018        (4,599)
         Preferred stock dividends................................................         5,736         5,736
         Net loss available to common stockholders................................        (1,718)      (10,335)
                                                                                        --------       -------

         Weighted average shares of common stock outstanding......................        23,661        23,661
                                                                                        ========       =======

         Net loss per common share:
             Primary .............................................................      $ (72.60)      (436.76)
             Fully diluted........................................................        (36.91)      (368.67)
                                                                                          ======       =======

     The unaudited pro forma condensed statements of income reflect the application of the purchase method of accounting and certain other assumptions. The purchase accounting adjustments reflect the assets acquired and liabilities assumed at fair value. Purchase accounting adjustments have been applied to investment securities, loans, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of First Banks. The application of the purchase method of accounting will not have a material impact on the future operating results of First Banks.
     On November 1, 1996, First Banks completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a state chartered bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets; $45.5 million in cash and cash equivalents and investment securities; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million under First Banks' credit agreement. The transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The excess of the fair value of the net assets acquired over the cost was $3.2 million and is being amortized to expense over 15 years.
     Sunrise was merged into a wholly owned subsidiary of FBA. Sunrise Bank operates as a wholly owned indirect subsidiary of FBA and conducts its business through two banking locations in Roseville and Citrus Heights, California and one loan production office in San Francisco, California.

(3)  Investments in Debt and Equity Securities
     Securities Available for Sale. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1996 and 1995 were as follows:

                                                                                      Total
                                                          Maturity         After      amor-          Gross                Weighted
                                         1 Year        1-5       5-10       10        tized        unrealized      Fair    average
                                         or less      years      years     years      cost       Gains   Losses    value    yield
                                         -------      -----      -----     -----      ----       -----   ------    -----    -----

                                                                        (dollars expressed in thousands)
 December 31, 1996:
    Carrying value:
       U.S. Treasury..................  $ 115,675     31,259        --         --   146,934       166       (73)   147,027   5.38%
       U.S. government agencies
         and corporations:
          Mortgage-backed.............      1,504     70,953    26,500    106,223   205,180       416    (1,383)   204,213   6.11
          Other.......................     65,351     81,722        --         --   147,073       496      (220)   147,349   5.73
       Other..........................         28        704        --         10       742         2        (2)       742   5.89
       Equity investments in other
         financial institutions.......      5,256         --        --         --     5,256     6,808        --     12,064   4.93
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     21,210         --        --         --    21,210        --        --     21,210   6.92
                                          -------    -------    ------    -------   -------     -----     -----     ------   ----
                Total.................  $ 209,024    184,638    26,500    106,233   526,395     7,888    (1,678)   532,605   5.82
                                          =======    =======    ======    =======   =======     =====    ======    =======   ====
    Market value:
       Debt securities................    182,629    184,361    26,320    106,021
       Equity securities..............     33,274         --        --         --
                                          -------    -------    ------    -------
                Total.................  $ 215,903    184,361    26,320    106,021
                                          =======    =======    ======    =======

 Weighted average yield...............       5.44%      5.93%     5.88%      6.37%
                                             ====       ====      ====       ====

 December 31, 1995:
    Carrying value:
       U.S. Treasury..................  $  20,080     23,823        --         --      43,903     134       (25)    44,012   5.54%
       U.S. government agencies and
         corporations:
          Mortgage-backed.............      2,863     56,178    29,268     48,897      237,206   1,436    (3,146)  235,496    6.32
          Other.......................     92,343     67,926        --         --      160,269     766      (738)  160,297    5.82
       Other..........................      2,383        804       100          9        3,296       7        --     3,303    5.11
       Equity investments in other
         financial institutions.......      5,256         --        --         --        5,256   5,254        --    10,510    3.97
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     18,173         --        --         --       18,173      --        --    18,173    7.02
       Net deferred loss on interest
         rate futures contracts.......      2,059      2,517        --         --        4,576      --    (4,576)       --      --
                                          -------     ------    ------    -------      -------   -----    ------    ------   -----
                Total.................  $ 143,157    151,248    29,368    148,906      472,679   7,597    (8,485)  471,791    6.07
                                          =======    =======    ======    =======      =======   =====    ======   =======    ====
    Market value:
       Debt securities................    117,693    147,690    29,315    148,410
       Equity securities..............     28,683         --        --         --
                                          -------    -------    ------    -------
                Total.................  $ 146,376    147,690    29,315    148,410
                                          =======    =======    ======    =======

 Weighted average yield...............       5.88%      5.49%     6.45%      6.44%
                                             ====       ====      ====       ====


     Securities Held to Maturity. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1996 and 1995 were as follows:

                                                                             Total
                                                     Maturity       After     amor-          Gross                 Weighted
                                        1 Year     1-5      5-10      10      tized       unrealized       Fair     average
                                        or less  years     years    years     cost        Gains   Losses    value    yield
                                        -------  -----     -----    -----     ----        -----   ------    -----    -----
                                                             (dollars expressed in thousands)
 December 31, 1996:
    Carrying value :
       State and political
         subdivisions...........      $    589   4,033     13,171    2,403     20,196       485      (70)   20,611    5.56%
                                          ====   =====     ======    =====     ======       ===      ===    ======    ====
    Market value :
       Debt securities..........      $    592   4,098     13,360    2,561
                                          ====   =====     ======    =====
 Weighted average yield.........          5.88%   5.82%      5.20%    7.01%
                                          ====    ====       ====     ====

 December 31, 1995:
    Carrying value:
       U.S. Treasury............      $  7,018      --         --       --       7,018        63      --     7,081     6.51%
       U.S. government agencies
         and corporations :
          Other.................         2,004   1,936         --        --      3,940        --     (16)    3,924      4.83
       State and political
         subdivisions...........         2,787   3,545     13,781    5,461      25,574       509     (67)   26,016      5.55
                                        ------   -----     ------    -----      ------       ---     ---    ------
          Total.................      $ 11,809   5,481     13,781    5,461      36,532       572     (83)   37,021      5.93
                                        ======   =====     ======    =====      ======       ===     ===    ======      ====
    Market value :
       Debt securities..........      $ 11,906   5,572     14,035    5,508
                                        ======   =====     ======    =====

 Weighted average yield.........          6.01%   5.78%      5.18%    5.25%
                                          ====    ====       ====     ====

     The expected maturities of investment securities may differ from contractual maturities since borrowers have the right to call or prepay the obligations with or without prepayment penalties. The stated maturity of the net deferred losses on interest rate futures contracts represents the period the net deferred losses are expected to be amortized into interest income.
     Proceeds from the sales of debt securities classified as available for sale during 1996 were $100.0 million. Gross gains of $556,000 and gross losses of $166,000 were realized on these sales. The gross gains, net of gross losses, were offset by the recognition of $701,000 of hedging losses. Gains and losses were computed using the specific identification basis for each security sold.
     Proceeds from the sales of debt securities classified as available for sale during 1995 were $388.0 million. Gross gains of $9.1 million and gross losses of $900,000 were realized on those sales. The gross gains, net of gross losses, were offset by the recognition of $10.1 million of hedging losses. Proceeds from the sales of equity securities classified as available for sale during 1995 were $20.5 million. Gross gains of $1.3 million and gross losses of $200,000 were realized on those sales. Gains and losses were computed using the specific identification basis for each security sold.
     During 1995, proceeds from the sales of debt securities classified as available for sale totaling $1.3 million were previously classified as held to maturity. Gross gains realized from the sales of these securities were $36,000. These securities were transferred from held to maturity to available for sale in accordance with the provisions of a special report issued by the FASB, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (Special Report).

     The Special Report provided an enterprise the opportunity to reclassify any of its investment securities through December 31, 1995 without bringing into question the intent of an enterprise to hold other debt securities to maturity. Under the Special Report, First Banks reclassified $174.1 million of securities from held to maturity to available for sale, of which $1.3 million were sold. Accordingly, at December 31, 1995, debt securities of $172.8 million previously classified as held to maturity were classified as available for sale. The market valuation account, for the securities reclassified to available for sale remaining in the portfolio at December 31, 1995, was adjusted by $2.7 million, representing a decrease in the recorded balance of such securities at December 31, 1995 to their fair value on that date; the deferred tax asset of $950,000 was recorded to reflect the tax effect of the market valuation account adjustment; and the net decrease resulting from the reclassification at December 31, 1995 of $1.8 million was reflected within a separate component of stockholders' equity.
     Proceeds from the sales of debt securities classified as available for sale during 1994 were $261.1 million. Gross gains of $1.7 million and gross losses of $3.5 million were realized on those sales. Proceeds from the sales of equity securities classified as available for sale during 1994 were $8.4 million. Gross gains of $2.1 million and gross losses of $96,000 were realized on those sales.
     Proceeds from the sales of debt securities classified as held to maturity during 1994 were $10.3 million. Gross losses of $488,000 were realized on those sales. There were no gains realized on those sales. These sales were allowable under SFAS 115 as they related to investment securities acquired in connection with the acquisition of First Federal and the sale was necessary in order to maintain First Banks' existing interest rate risk position.
     Various subsidiaries of First Banks maintain investments in the Federal Home Loan Bank (FHLB) or the Federal Reserve Bank (FRB). The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank FSB, First Bank Missouri, First Bank Illinois, FB&T and BTX are members of the FHLB system. The investment in the FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank Missouri and BTX are members of the FRB system.
     Investment securities with a carrying value of approximately $212.1 million and $230.2 million were pledged in connection with deposits of public and trust funds and for other purposes as required by law at December 31, 1996 and 1995, respectively.

(4)  Loans
      Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                                       1996      1995       1994
                                                                       ----      ----       ----
                                                                   (dollars expressed in thousands)

       Balance, January 1.....................................     $ 52,665     28,410     23,053
       Acquired allowances for possible loan losses...........        2,338     24,655      5,026
                                                                     ------     ------     ------
                                                                     55,003     53,065     28,079
                                                                     ------     ------     ------
       Loans charged-off......................................      (29,016)   (15,620)    (6,696)
       Recoveries of loans previously charged-off.............        9,300      4,859      5,169
                                                                    -------     ------     ------
       Net loans charged-off..................................      (19,716)   (10,761)    (1,527)
       Provision charged to operations........................       11,494     10,361      1,858
                                                                     ------     ------     ------
       Balance, December 31...................................     $ 46,781     52,665     28,410
                                                                     ======     ======     ======

     At December 31, 1996 and 1995, First Banks had $30.3 million and $39.4 million, respectively, of loans on a nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $4.2 million for the years ended December 31, 1996 and 1995 and $1.7million for the period December 31, 1994. Of these amounts, $2.7 million, $1.9 million and $982,000 were actually recorded as interest income on such loans in 1996, 1995and 1994, respectively. At December 31, 1996 and 1995, First Banks had impaired loans in the amount of $30.3 million and $39.4 million, respectively, consisting of loans on nonaccrual status. The impaired loans had no specific reserves at December 31, 1996 and 1995. The average recorded investment in impaired loans was $36.2 million and $34.3 million for the years ended December 31, 1996 and 1995, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.7 million and $1.9 million in 1996 and 1995, respectively.
     First Banks' primary market areas are the states of Missouri, Illinois and California. At December 31, 1996 and 1995, 88% and 93% of the total loan portfolio and 92% and 96% of the commercial, financial and agricultural loan portfolio were to borrowers within these regions, respectively.
     Real estate lending constituted the only other significant concentration of credit risk. Real estate loans comprised approximately 67% and 73% of the consolidated loan portfolio at December 31, 1996 and 1995, respectively, of which 51% and 58% were consumer-related in the form of residential real estate mortgages and home equity lines of credit.
     First  Banks is, in general,  a secured  lender.  At December  31, 1996 and
1995,  97%  of the  loan  portfolio  was  secured.  Collateral  is  required  in
accordance   with  the  normal   credit   evaluation   process  based  upon  the
creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)  Mortgage Banking Activities
      At December 31, 1996 and 1995, First Banks serviced loans for others amounting to $847 million and $857 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $4.2 million and $4.5 million at December 31, 1996 and 1995, respectively.
     Changes in the mortgage servicing rights for the years ended December 31 were as follows:

                                                                   1996         1995
                                                                   ----         ----
                                                           (dollars expressed in thousands)

    Balance, January 1...................................       $ 12,122       5,755
    Acquired purchased  mortgage servicing rights........            --       10,601
    Purchases of mortgage servicing rights...............             65         685
    Sales of mortgage servicing rights ..................            --       (2,771)
    Amortization.........................................         (1,957)     (2,148)
                                                                  ------      ------
    Balance, December 31.................................       $ 10,230      12,122

                                                                  ======      ======

(6)  Bank Premises and Equipment
      Bank  premises and equipment  were  comprised of the following at December
31:

                                                                              1996        1995
                                                                              ----        ----
                                                                     (dollars expressed in thousands)

         Land........................................................      $ 13,431      12,393
         Buildings and improvements..................................        39,256      40,405
         Furniture, fixtures and equipment...........................        36,329      37,211
         Leasehold improvements......................................         6,916       6,582
         Construction in progress....................................         2,149         985
                                                                             ------      ------
                                                                             98,081      97,576
         Less accumulated depreciation and amortization..............        50,003      47,298
                                                                             ------      ------
                          Bank premises and equipment, net...........      $ 48,078      50,278
                                                                             ======      ======

     Total rent expense was $4.2 million, $3.2 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(7)  Federal Home Loan Bank Advances

     Advances from the FHLB of Des Moines,  Dallas and San Francisco at December
31 are summarized as follows:
                                                                                            1996        1995
                                                                                            ----        ----
                                                                                   (dollars expressed in thousands)

       Advances under a $25 million revolving variable rate line of
             credit maturing July 1997..........................................        $ 23,532       --
       Adjustable-rate advances, maturing from December 1996 through
             December 1997......................................................          10,000      44,220
       Fixed-rate advances, maturing May 1998 ..................................           5,745       5,663
                                                                                          ------      ------
                          Total.................................................        $ 39,277      49,883
                                                                                          ======      ======

     All stock in the FHLB and first mortgage loans with principal balances aggregating 150% of outstanding and available advances are pledged as collateral to secure outstanding advances. In addition, investment securities have been pledged to collateralize $5.7 million and $5.7 million of advances which had an aggregate market value of $7.6 million and $8.1 million at December 31, 1996 and 1995, respectively. The average rates paid on advances outstanding during the years ended December 31, 1996, 1995 and 1994 were 6.2%, 6.3% and 5.6%, respectively.

(8)  Notes Payable
      Notes payable include a Revolving Line and Term Credit Agreement (Credit Agreement), promissory notes payable to former shareholders of acquired entities and convertible subordinated debentures.
     First Banks' Credit Agreement, dated July 18, 1996, replaced the revolving credit agreement outstanding dated July 14, 1995. The Credit Agreement provides a $40 million revolving loan commitment and a $50 million term loan. Interest under the revolving loan commitment and the term loan is payable at the lead bank's corporate base rate or, at the option of First Banks, is payable at the London Interbank Offered Rate plus 1.50% and 1.25%, respectively, and is paid monthly. Loans may be made under the revolving loan commitment until July 11, 1997 at which date the principal and accrued interest is due and payable. The term loan requires quarterly principal payments of $2.5 million and matures on July 12, 2000, at which date the remaining principal and accrued interest is due and payable. Loans under the Credit Agreement are secured by all of the stock of the Subsidiary Banks which is owned by First Banks. Borrowings outstanding under the Credit Agreement were $75.0 million and $66.3 million at December 31, 1996 and 1995, respectively. See Note 21 to the accompanying consolidated financial statements regarding the subsequent repayments of balances outstanding under the Credit Agreement.

     The Credit Agreement requires maintenance of certain minimum capital ratios for each financial institution subsidiary. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 1996 and 1995, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements in the Credit Agreement.
     The promissory notes and convertible subordinated debentures totaled $1.3 million and $21.8 million at December 31, 1996 and 1995, respectively. Interest under the promissory notes are payable under similar terms as the Credit Agreement. The convertible subordinated debentures were repaid in May 1996.
     The average balance and maximum month-end balance of the notes payable outstanding for the years ended December 31 were as follows:
                                            1996         1995
                                            ----         ----
                                    (dollars expressed in thousands)

         Average balance               $   76,739       80,647
         Maximum month-end balance         86,899       89,811
                                           ======       ======

     The average rates paid on notes payable outstanding during the years ended December 31, 1996, 1995 and 1994 were 7.15%, 7.22% and 7.17%, respectively.

(9)  Income Taxes
     Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31 consists of :

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                                 1996       1995     1994
                                                                                 ----       ----     ----
                                                                             (dollars expressed in thousands)
         Current income taxes:
             Federal.....................................................    $  6,106      2,638    11,978
             State.......................................................       1,068        870       906
                                                                                -----      -----    ------
                                                                                7,174      3,508    12,884
                                                                                -----      -----    ------
Deferred income tax expense (benefit):
             Federal.....................................................       1,837      8,584      (872)
             State.......................................................       3,192        (94)      --
                                                                                -----        ---
                                                                                5,029      8,490      (872)
                                                                                -----      -----    ------
         Reduction in valuation allowance................................      (5,243)      (960)     --
                                                                               ------     ------    ------
                     Total...............................................    $  6,960     11,038    12,012
                                                                               ======     ======    ======


     The federal income tax rates and amounts are reconciled with the effective income tax rates and amounts as follows:

                                                                             Years ended December 31,
                                                                               ------------------------
                                                                  1996                  1995                1994
                                                                  ----                  ----                ----
                                                                        % of                 % of                 % of
                                                                        pretax               pretax               pretax
                                                             Amount     income   Amount      income     Amount    income
                                                             ------     ------   ------      ------     ------    ------
                                                                           (dollars  expressed in thousands)
         Income before  provision for income
           taxes and minority interest in (income)
           loss  of  subsidiaries..................         $27,837            $34,156                  $35,807
                                                            =======            =======                  =======

         Taxes on income calculated at statutory rates        9,743      35.0%  11,955       35.0%       12,532     35.0%
         Effects of differences in tax reporting:
            Tax-exempt interest income.............            (730)     (2.6)    (817)      (2.4)         (795)    (2.2)
            Tax preference adjustment of
               interest income.....................              82        .3       99         .3            78       .2
            Amortization of excess cost............             729       2.6      645        1.8           152       .4
            State income taxes.....................             715       2.6      504        1.5           589      1.6
            Change in deferred valuation allowance.          (5,243)    (18.8)    (960)      (2.8)           --       --
            Other, net.............................           1,664       5.9     (388)      (1.1)         (544)    (1.5)
                                                              -----      ----     ----       ----          ----     ----
                    Provision for income taxes.....         $ 6,960      25.0% $11,038       32.3%      $12,012     33.5%
                                                              =====      ====  =======       ====       =======     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for periods after the adoption of SFAS 109 are below. The net deferred tax assets reflect amounts attributable to entities acquired in purchase transactions.

                                                                                                December 31,
                                                                                              1996        1995
                                                                                     (dollars expressed in thousands)
         Deferred tax assets:
            Allowance for possible loan losses....................................        $  19,421     21,642
            Other real estate.....................................................            2,179      2,736
            Alternative minimum tax credits.......................................            2,102      1,754
            Book losses on investment securities currently not allowable
               for tax purposes...................................................            1,134        --
            Net fair value adjustment for securities available for sale...........              --         329
            Net operating loss carryforwards......................................           33,821     36,145
            Other.................................................................            4,276      3,081
                                                                                            -------    -------
                          Total gross deferred tax assets.........................           62,933     65,687
            Less valuation allowance..............................................          (19,527)   (24,111)
                                                                                            -------    -------
                          Gross deferred tax assets, net of valuation allowance...           43,406     41,576
                                                                                            -------    -------
         Deferred tax liabilities:
            Depreciation on bank premises and equipment...........................            2,231      2,467
            FHLB stock dividends..................................................            1,063        997
            State taxes...........................................................              354      1,660
            Net fair value adjustment for securities available for sale...........            2,207        --
            Book losses on investment securities currently not
               allowable for tax purposes.........................................              --         266
            Other.................................................................              339      1,393
                          Total gross deferred tax liabilities....................            6,194      6,517
                          Net deferred tax assets.................................        $  37,212     35,059
                                                                                             ======     ======

     At December  31, 1996 and 1995,  First Banks has separate  limitation  year
(SRLY) net operating loss (NOL) carryforwards of $60.1 million. These SRLY carryforwards were acquired with the acquisitions occurring from 1992 through 1995 and their utilization is subject to annual limitations. Also acquired in the acquisitions are alternative minimum tax credits of $1.8 million. These credits are also subject to annual limitations.

     At December 31, 1996 and 1995, for federal income taxes purposes, First Banks had NOL carryforwards of approximately $60.1 million and $70.6 million, respectively, exclusive of the NOL carryforwards available to FBA and FCB as further described below. The NOL carryforwards for First Banks expire as follows:

                                                         (dollars expressed
                                                              in thousands)
  Year ending December 31:
      2001..............................................       $    315
      2002..............................................          5,582
      2003..............................................          7,470
      2004..............................................          7,619
      2005 - 2009.......................................         39,117
                                                                 ------
                                                               $ 60,103
                                                                 ======

     With the completion of the acquisition of FBA, the NOL carryforwards generated prior to the transaction are subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FBA and do not affect the taxable income of First Banks.
      At December 31, 1996 and 1995, for federal income tax purposes, FBA had NOL carryforwards of approximately $35.4 million and $32.7 million, respectively. The NOL carryforwards at December 31, 1996 expire as follows:

                                                    (dollars expressed
                                                       in thousands)
     Year ending December 31:
         1998......................................    $  4,140
         1999......................................       2,641
         2000......................................         103
         2001 - 2010...............................      28,527
                                                         ------
                                                       $ 35,411
                                                         ======

     The remaining net deferred tax assets of FBA were reevaluated to determine whether it is more likely than not that the deferred tax assets will be recognized in the future. Taking all positive and negative criteria into consideration, it was determined that the valuation allowance established for FBA should remain at $2.7 million.
     With the completion of the acquisition of FCB, the NOL carryforwards generated prior to the transaction were subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FCB and do not affect the taxable income of First Banks.
     At December 31, 1996, for federal income tax purposes, FCB had NOL carryforwards of approximately $1.1 million. The NOL carryforwards expire as follows:
                                              (dollars expressed in thousands)
            Year ending December 31:
                2008......................................  $   363
                2009......................................      747
                                                              -----
                                                            $ 1,110
                                                              =====

     The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the anticipation of future taxable income in certain periods and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax assets relating to entities owned prior to 1995 can be supported by carrybacks to federal taxable income in the three-year federal carryback period and by expected future taxable income which will exceed amounts necessary to fully realize remaining deferred tax assets resulting from NOL carryforwards and the scheduling of temporary differences. However, it has been determined that the net deferred tax assets of certain entities acquired in 1995 and 1996 should not be fully valued until they can provide an earnings history sufficient to support their respective net deferred tax asset. A valuation reserve was determined using the same criteria as used for other First Bank entities. This valuation reserve is shown as an addition to the valuation allowance in the following schedule.


     Changes to the deferred tax assets valuation allowance are as follows:
                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                                       1996        1995
                                                                                       ----        ----
                                                                               (dollars expressed in thousands)

       Balance, beginning of year............................................        $ 24,111      2,731
       Current year deferred provision, change in deferred
          tax valuation allowance............................................          (5,243)      (960)
       Purchase acquisitions.................................................             659     22,340
                                                                                       ------     ------
       Balance, end of year..................................................        $ 19,527     24,111
                                                                                       ======     ======

     The valuation allowance for deferred tax assets at December 31, 1996 and 1995, includes $5.9 million and $2.7 million, respectively, which when recognized, will be credited to intangibles associated with the purchase of subsidiaries. This accounting treatment is required under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.

(10) Interest Rate Risk Management and Derivative Financial Instruments With Off-Balance Sheet Risk
      During 1994, First Banks expanded its use of off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate exposure of First Banks.

     Derivative financial instruments held by First Banks are summarized as follows:

                                                                             December 31,
                                                                             ------------
                                                                   1996                      1995
                                                                   ----                      ----
                                                         Notional       Credit       Notional     Credit
                                                          amount       exposure       amount     exposure
                                                          ------       --------       ------     --------
                                                                        (dollars expressed in thousands)
         Interest rate swap agreements.................  $ 70,000         --       145,000           --
         Interest rate floor agreements ...............   105,000        141       105,000          608
         Interest rate cap agreements .................    10,000        335        30,000          292
         Forward commitments to sell
              mortgage-backed securities ..............    35,000        308        42,000           --

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
     Previously, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. There were no unamortized net deferred losses on interest rate futures contract remaining at December 31, 1996. The unamortized balance of net deferred losses on interest rate futures contracts of $4.6 million at December 31, 1995, was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation. Of the remaining balance of $4.6 million at December 31, 1995, $3.9 million was amortized against interest income and $701,000 was realized in connection with the sales of investment securities during the year ended December 31, 1996.
     Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $7.4 million, $6.6 million and $490,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:

                                                                                       Fair value
                                              Notional   Interest rate Interest rate      gain
                                               amount        paid        received        (loss)
                                               ------        ----        --------        ------
                                                        (dollars expressed in thousands)
         December 31, 1996:
             September 30, 1997              $ 35,000        7.04%        5.59%$            (417)
             September 30, 1999                35,000        7.32           5.59          (1,160)
                                               ------                                     ------
                                             $ 70,000        7.18           5.59        $ (1,577)
                                               ======        ====           ====          ======
         December 31, 1995:
             September 30, 1997              $ 35,000        7.04%        5.69%$            (932)
             December 8, 1997                  15,000        7.90           5.81            (711)
             September 30, 1999                35,000        7.32           5.69          (2,073)
             September 30, 2001                35,000        7.65           5.69          (3,207)
             January 30, 2005                  25,000        8.13           5.94          (3,703)
                                              -------        ----           ----         -------
                                            $ 145,000        7.53           5.74        $(10,626)
                                              =======        ====           ====         =======

     In connection with the sale of certain residential mortgage loans and repayment of certain borrowings, on May 25, 1995, First Banks terminated a $100 million interest rate swap agreement resulting in a loss of $3.3 million. The loss on the termination of the $100 million interest rate swap agreement was reflected in the consolidated statement of income for the year ended December 31, 1995.
     In addition, First Banks experienced a shortening of the expected life of its loan portfolio. This shortening resulted from the significant decline in interest rates during 1995, which caused an increase in the projections of principal prepayments of residential mortgage loans. These increased prepayment projections and the overall reduction in the residential loan portfolio disproportionately shortened the expected life of the loan portfolio in comparison to the effective maturity created with the interest rate swap agreements. As a result, during July 1995 and November 1996, First Banks shortened the maturity of its interest-bearing liabilities through the termination of $225 million and $75 million of interest rate swap agreements resulting in losses of $13.5 million and $5.3 million, respectively. These losses have been deferred and are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid. The unamortized balance of these losses was $13.4 million and $11.6 million at December 31, 1996 and 1995, respectively, and are included in other assets.
      First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1996 and 1995, the unamortized costs for these agreements were $433,000 and $685,000, respectively, and were included in other assets. There are no amounts receivable under these agreements.
      Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $36.7 million and $42.4 million at December 31, 1996 and 1995, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $35 million and $42 million at December 31, 1996 and 1995, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At December 31, 1996 and 1995, the net unamortized losses were $452,000 and $737,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(11)  Credit Commitments
     First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.
     The interest rate risk associated with these credit commitments relates primarily to the commitments to originate residential fixed-rate loans. As more fully discussed in Note 10 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities.
     The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of SFAS 105, collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet loans.

                                                                                           December 31,
                                                                                           ------------
                                                                                       1996         1995
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Commitments to extend credit........................................     $   716,967      578,750
         Commercial and standby letters of credit............................          25,256       29,468
                                                                                      -------      -------
                                                                                  $   742,223      608,218
                                                                                      =======      =======

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     First Banks evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by First Banks upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but is generally residential or income-producing commercial property.
     Commercial and standby letters of credit are conditional commitments issued by First Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. First Banks holds real property as collateral supporting those commitments for which collateral is deemed necessary.

 (12)  Fair Values of Financial Instruments
      Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including the mortgage banking operation, deferred tax assets, premises and equipment and goodwill. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
     The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                      1996                        1995
                                                                      ----                        ----
                                                            Carrying     Estimated      Carrying       Estimated
                                                              value     fair value        value       fair value
                                                              -----     ----------        -----       ----------
        Financial assets:
           Cash and cash equivalents..................    $ 227,954      227,954         199,213        199,213
           Investment securities:
               Available for sale.....................      532,605      532,605         471,791        471,791
               Held to maturity.......................       20,196       20,611          36,532         37,021
           Net loans..................................    2,721,188    2,744,737       2,691,554      2,749,133
           Accrued interest receivable................       23,250       23,250          22,027         22,027
                                                          =========    =========       =========      =========
        Financial liabilities:
           Deposits:
               Demand:
                  Non-interest-bearing................    $ 418,193      418,193         389,658        389,658
                  Interest-bearing....................      337,618      337,618         307,584        307,584
                  Savings and money market............      671,286      671,286         690,902        690,902
               Time deposits..........................    1,811,470    1,815,779       1,795,547      1,804,347
           Borrowings.................................      146,312      146,312         159,676        159,676
           Accrued interest payable...................       10,288       10,288          10,726         10,726
                                                          =========    =========       =========      =========
        Off-balance-sheet:
           Interest rate swap, cap and floor
               agreements.............................    $  14,702       (1,101)         14,509         (9,726)
           Forward contracts to sell mortgage-
               backed securities......................          308          308            (234)          (234)
           Credit commitments.........................           --           --              --             --
                                                           ========    =========       =========      =========

     The following methods and assumptions were used in estimating the fair value of financial instruments.
Financial Assets:
   Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
    Investment securities: Fair value for securities available for sale are the amounts reported in the consolidated balance sheets, and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.
   Net loans: The fair values for most loans held for investment are estimated utilizing discounted cash flow calculations that apply interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair values of loans held for sale, which are the amounts on the consolidated balance sheets, are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments. The carrying value for loans is net of the allowance for possible loan losses and unearned discount.
Financial Liabilities:
    Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
   Borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.
Off-Balance-Sheet:
     Interest Rate Swap, Cap and Floor Agreements: The fair values of interest rate swap, cap and floor agreements are estimated by comparing the contractual rates First Banks is paying to market rates quoted on new agreements with similar creditworthiness.
     Forward contracts to sell mortgage-backed securities: The fair values for forward contracts to sell mortgage-backed securities are based upon quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio as part of the lower of cost or market valuation.
     Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(13)  Employee Benefits
     First Banks' new profit-sharing plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of an employee's compensation, not to exceed $9,500 for 1996. Total employer contributions under the plan were $576,000, $448,000 and $477,000, for the years ended December 31, 1996, 1995 and 1994, respectively.
     Postretirement benefits other than pensions and postemployment benefits are generally not provided for First Banks' employees.

(14)  Preferred Stock
      First Banks has three classes of preferred stock outstanding.
      On September 15, 1992, First Banks issued and sold, pursuant to an effective registration statement under the Securities Act of 1933, 2,200,000 shares of Class C 9% cumulative increasing rate, redeemable, preferred stock. Class C preferred stock ranks senior to both the Class A preferred stock and the Class B preferred stock in terms of dividend and liquidation rights. Holders of the Class C preferred stock do not have any voting rights except in limited circumstances or as expressly required by law. The holders of the Class A and Class B preferred stock have full voting rights.
     Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6% nor more than 12% on Class A preferred stock, or less than 7% nor more than 15% on Class B preferred stock. Dividends on the Class C preferred stock are 9% through November 30, 1997. On December 1, 1997, the annual dividend rate increases to 9.75%.
     Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105% of par value. Class B preferred stock may not be redeemed or converted. Class C preferred stock may not be converted, but may be redeemed at stated value after December 1, 1997. Redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board.

     The annual dividend rates were as follows:
                                                 1996    1995     1994
                                                 ----    ----     ----

            Class C preferred stock               9.0%    9.0%    9.0%
            Class A preferred stock               6.0     6.0      6.0
            Class B preferred stock               7.0     7.0      7.0

(15)  Transactions With Related Parties
      Outside of normal customer relationships, no directors or officers of First Banks, no stockholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationship with First Banks or its subsidiaries, other than such as arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.
     During 1996, 1995 and 1994, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $326,000, $192,000 and $233,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently being ceded to an unaffiliated third-party insurer. In addition, for the years ended December 31, 1996, 1995 and 1994, First Securities America, Inc., doing business as First Banc Insurors, received approximately $285,000, $196,000 and $195,000, respectively, in commissions or insurance premiums for mortgage, forced hazard and collateral protection insurance paid by customers of the Subsidiary Banks to the unaffiliated, third-party insurors to which First Banc Insurors placed such policies. In addition, First Banc Insurors received approximately $958,000, $999,000 and $635,000 for the years ended December 31, 1996, 1995 and 1994, respectively, in commissions in connection with the purchase and/or sale of annuities and securities by certain customers of the Subsidiary Banks. Commissions received by First Banc Insurors in connection with the purchase and/or sale of such annuities and securities were paid by an unaffiliated, third-party company. First Securities America, Inc. is owned by a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions First Banc Insurors earned to be comparable to those which would have been earned by an unaffiliated third-party agent.
     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing services and operational support for First Banks and its subsidiaries through a facilities management agreement with FirstServ, Inc., a wholly owned subsidiary of First Banks. Fees paid under the agreement to First Services L.P. were $3.2 million, $2.9 million and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(16)  Capital Stock of Subsidiaries
First Banks America, Inc.
      First Banks owns all of the Class B common stock of FBA representing 68.82% and 65.41% of all classes of outstanding voting stock at December 31, 1996 and 1995, respectively. FBA common stock, which is publicly traded on the New York Stock Exchange, is the only other class of voting stock.
     In connection with a previous corporate restructuring, FBA issued warrants to the FDIC for the purchase of 131,336 shares of Class A common at an exercise price of $.75 per share. On October 1, 1996, FBA purchased the outstanding warrants from the FDIC for an aggregate amount of $1.28 million which was applied as a reduction to FBA's stockholders' equity. First Banks' proportionate share of $862,000 was applied against capital surplus for the year ended December 31, 1996.

First Commercial Bancorp, Inc.
     First Banks owns 61.46% and 93.29% of all outstanding voting stock of FCB at December 31, 1996 and 1995, respectively. FCB common stock is traded on the NASDAQ Small Cap Market System.
     First Banks owns $6.5 million of debentures (FCB Debentures) secured by all of the outstanding stock of First Commercial. The FCB Debentures bear interest at 12% per year and mature five years after issuance. The FCB Debentures, including any accrued but unpaid interest thereon, will be converted at maturity into FCB common stock at $12.50 per share. However, at the election of First Banks, the FCB Debentures may be converted into FCB common stock at the same rate at any time after issuance.
     As more fully described in Note 2 to the accompanying consolidated financial statements, during 1996, FCB offered to its stockholders, other than First Banks, rights to acquire an aggregate of $6.0 million of newly issued common stock at $12.50 per share. Upon completion of the offering, FCB issued approximately 288,720 shares of FCB common stock which resulted in First Banks' ownership being reduced to 61.46% at December 31, 1996, prior to the conversion of the FCB Debentures, or 77.24% if the FCB Debentures had been converted as of December 31, 1996.

(17)   Regulatory Capital
     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have direct material effect on the Subsidiary Banks financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. As of August 31, 1995, the date of the most recent notification from First Banks' primary regulator, the subsidiary banks and thrifts were categorized as well capitalized under the regulatory framework for promt corrective action, except for BTX which was categorized as adequately capitalized. There have been no conditions or events since that notification that management believes have changed theses subsidiary banks' and thrift category, except for BTX which management believes is now well capitalized. Management believes, as of December 31, 1996, the subsidiary banks' and thrifts' are well capitalized as defined by the FDIC Act.

     At December 31, 1996 and 1995, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                               Risk-based capital ratios
                                                               -------------------------
                                                              Total                Tier 1           Leverage ratio
                                                              -----                ------           --------------
                                                         1996       1995      1996      1995        1996     1995
                                                         ----       ----      ----      ----        ----     ----

     First Banks....................................     9.23%       9.34%     7.92%     7.77%      5.99%    5.32%
     First Bank Missouri............................    10.47       10.03      9.21      8.78       7.25     7.01
     First Bank Illinois............................    11.06       12.91      9.88     11.66       7.17     7.22
     First Bank FSB.................................    11.00       11.90      9.75     10.80       6.45     6.74
     CCB ...........................................    16.67       15.25     15.40     13.96      11.64     9.58
     FBA............................................     7.64       11.69      6.38     10.43       5.31     8.38
     FCB............................................     6.95        4.99      5.66      3.68       4.25     2.14
     St. Charles Federal (1)........................      --        18.95        --     18.46         --     8.73

-------------------------------
     (1)  St. Charles merged with First Bank FSB in December 1996

(18)  Distribution of Earnings of Subsidiaries
     The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 8, in the amount of dividends which are available for payment of dividends to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from subsidiary financial institutions is limited to approximately $45.6 million, unless prior permission of the regulatory authorities or the lending banks is obtained.

(19)  Parent Company Only Financial Information
      Following are condensed balance sheets of First Banks (parent company only) as of December 31, 1996 and 1995, and condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994:

                            CONDENSED BALANCE SHEETS
                                                                                               December 31,
                                                                                               ------------
                                       Assets                                                1996        1995
                                       ------                                                ----        ----
                                                                                     (dollars expressed in thousands)

Cash deposited in subsidiary banks....................................................   $    3,887       1,331
Investment in subsidiaries, at equity.................................................      290,305     289,211
Investment securities.................................................................       18,564      17,544
Other assets..........................................................................       19,933      19,943
                                                                                            -------     -------
           Total assets...............................................................   $  332,689     328,029
                                                                                            =======     =======

                        Liabilities and Stockholders' Equity

Notes payable.........................................................................       76,330      88,135
Accrued expenses and other liabilities................................................        4,970       5,289
                                                                                            -------     -------
           Total liabilities..........................................................       81,300      93,424
Stockholders' equity..................................................................      251,389     234,605
                                                                                            -------     -------
           Total liabilities and stockholders' equity.................................    $ 332,689     328,029
                                                                                            =======     =======


                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                  1996        1995        1994
                                                                                  ----        ----        ----
                                                                               (dollars expressed in thousands)
Income:
    Dividends from subsidiaries...........................................    $  20,714      57,901      42,500
    Management fees from subsidiaries.....................................        7,393       5,108       4,304
    Other income..........................................................        1,684       2,015       2,410
                                                                                 ------      ------      ------
       Total income.......................................................       29,791      65,024      49,214
                                                                                 ------      ------      ------
Expenses:
    Interest expense......................................................        5,461       5,861       1,034
    Salaries and employee benefits........................................        5,538       4,597       4,723
    Legal and professional fees...........................................        1,978       2,426       1,892
    Other expenses........................................................        3,415       3,035       2,391
                                                                                 ------      ------     - -----
       Total expenses.....................................................       16,392      15,919      10,040
                                                                                 ------      ------      ------
       Income before income tax benefit and equity in undistributed
         earnings (loss) of subsidiaries..................................       13,399      49,105      39,174
Income tax benefit........................................................       (1,880)     (2,007)     (1,162)
                                                                                 ------      ------      ------
       Income before equity in undistributed earnings (loss)
         of subsidiaries..................................................       15,279      51,112      40,336
Equity in undistributed earnings (loss) of subsidiaries, net
         of dividends paid................................................        4,939     (26,641)    (16,304)
                                                                                 ------     -------     -------
       Net income.........................................................    $  20,218      24,471      24,032
                                                                                 ======      ======      ======



                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                              1996          1995           1994
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

Cash flows from operating activities:
    Net income.........................................................   $  20,218        24,471         24,032
    Adjustments to reconcile net income to net cash provided by operating activities:
         Net income of subsidiaries....................................     (25,610)      (30,973)       (24,931)
         Dividends from subsidiaries...................................      20,714        57,901         42,500
         Other, net....................................................        (998)           58           (511)
                                                                             ------        ------         ------
           Net cash provided by operating activities...................      14,324        51,457         41,090
                                                                             ------        ------         ------
Cash flows from investing activities:
    (Increase) decrease in investment securities.......................         --          2,420         (2,017)
    Acquisitions of subsidiaries.......................................         --        (49,996)       (72,624)
    Capital contributions to subsidiaries..............................        (200)      (44,329)       (14,656)
    Return of subsidiary capital.......................................       7,786        12,149           --
    Decrease in advances to subsidiaries...............................        (950)      (13,529)          --
    Other, net.........................................................         268        (1,011)          (125)
                                                                             ------       -------        -------
           Net cash provided by (used in) investing activities.........       6,904       (94,296)       (89,422)
                                                                             ------       -------        -------
Cash flows from financing activities:
    Increase (decrease) in notes payable...............................     (11,805)       41,932         46,203
    Payment of preferred stock dividends...............................      (5,728)       (5,736)        (5,735)
    Purchase and retirement of Class C preferred shares................      (1,139)         --               --
                                                                             ------       -------        -------
           Net cash provided by (used in) financing activities.........     (18,672)       36,196         40,468
                                                                            -------        ------         ------
           Net increase (decrease) in cash and cash equivalents........       2,556        (6,643)        (7,864)
Cash and cash equivalents, beginning of year...........................       1,331         7,974         15,838
                                                                            -------        ------         ------
Cash and cash equivalents, end of year.................................   $   3,887         1,331          7,974
                                                                            =======        ======         ======

(20)  Contingent Liabilities
      In the ordinary course of business, there are various legal proceedings pending against First Banks. Management, after consultation with legal counsel, is of the opinion that the ultimate resolution of these proceedings will have no material effect on the consolidated financial position or results of operations of First Banks.

(21)  Subsequent Event
         On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities at $25 per share in an underwritten public offering and issued 106,702 shares of Common Securities to First Banks at $25 per share. The gross proceeds of the offering were used by First Capital to purchase a $88,917,550, 9.25% Subordinated
Debenture from First Banks. First Banks' proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. First Banks will record distributions payable on the Preferred Securities as an expense in the consolidated statements of income for financial reporting.
         The proceeds from the offering were used for general corporate purposes, including to reduce the borrowings under the Credit Agreement to $10.0 million and to provide funds toward the repurchase of Class C preferred stock. The portion of the proceeds not used to reduce borrowings under the Credit Agreement or repurchase Class C preferred stock has been temporarily invested pending its use for the purposes described above.

                          Independent Auditors' Report


KPMG Peat Marwick LLP











The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                  /s/KPMG Peat Marwick LLP
                                                  ------------------------
St. Louis, Missouri
March 7, 1997

                               Board of Directors


     James F. Dierberg    Chairman of the Board, President and Chief Executive
                           Officer, First Banks, Inc.

     Allen H. Blake       Executive Vice President and Chief Financial Officer,
                           First Banks, Inc.

     George Markos        President,  Profit  Management  Systems,  Richardson,
                           Texas

     Donald Gunn          Attorney-At-Law, Gunn and Gunn, Creve Coeur, Missouri


                              Investor Information

                             Stock Quotation Symbol
                         NASDAQ National Market System:
                                      FBNKP

                             Class C Preferred Stock
                                Stock Information


                                   Market price(1)       Dividend
       1996                     High            Low      declared

       First Quarter       $   27-3/4         25-1/2     $    .5625
       Second Quarter          26-1/2         25-1/5          .5625
       Third Quarter           26             24-3/4          .5625
       Fourth Quarter          26             25              .5625
                               ======         ======         ------
                                                         $   2.2500
                                                             ======
       1995

       First Quarter       $   26             24-1/2     $    .5625
       Second Quarter          26             24-3/4          .5625
       Third Quarter           26-1/4         25-1/4          .5625
       Fourth Quarter          26-1/2         25-1/4          .5625
                               ======         ======         ------
                                                         $   2.2500
                                                             ======
-----------------------
       (1) Per NASDAQ National Market System

     Dividends are scheduled to be paid the first day of March, June, September and December.

     A copy of the First Banks, Inc. Annual Report on Form 10-K as filed with the Securities and Exchange Commission may be obtained without charge upon written request. Please direct your request to the following address.

       Allen H. Blake                                Transfer Agent
       Executive Vice President and                  Boatmen's Trust Company
           Chief Financial Officer                   510 Locust Street
       First Banks, Inc.                             St. Louis, Missouri 63101
       11901 Olive Boulevard                         (314) 466-1357
       Creve Coeur, Missouri  63141
       (314) 995-8700