Form 10-Q
period 1997-03-31
FIRST BANKS INC
filed 1997-05-15
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                                   Outstanding at
               Class                               April 30, 1997
                -----                              --------------

Common Stock, $250.00 par value                      23,660.86

                                First Banks, Inc.


                                      INDEX


                                                                          Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1997
                    and December 31, 1996                                  -1-
                  Consolidated Statements of Income for the three
                    months ended March 31, 1997 and 1996                   -3-
                  Consolidated Statements of Cash Flows for the three
                    months ended March 31, 1997 and 1996                   -4-
                  Notes to Consolidated Financial Statements               -5-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    -8-



PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                        -15-


Signatures                                                                -16-

                                   PART I - FINANCIAL INFORMATION
                                    Item 1. Financial Statements

                                 FIRST BANKS, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets (unaudited)
                       (dollars expressed in thousands, except per share data)




                                                                            March 31,       December 31,
                                   ASSETS                                     1997              1996
                                   ------                                     ----              ----

Cash and cash equivalents:
   Cash and due from banks ..........................................     $  106,996           147,804
   Interest-bearing deposits with other financial
      institutions-with maturities of three months
      or less .......................................................          3,757             6,050
   Federal funds sold ...............................................        105,800            74,100
                                                                             -------           -------
          Total cash and cash equivalents ...........................        216,553           227,954
                                                                             -------           -------

Investment securities:
   Available for sale, at fair value ................................        559,823          532,605
   Held to maturity, at amortized cost
      (estimated fair value of $19,955
      and $20,611 at March 31, 1997 and
      December 31,1996, respectively)................................         19,647            20,196
                                                                             -------           -------
          Total investment securities ...............................        579,470           552,801
                                                                             -------           -------
Loans:
   Commercial and industrial.........................................        506,096           457,186
   Real estate construction and development .........................        319,156           289,378
   Real estate mortgage:
      Residential....................................................      1,030,748         1,059,769
      Other..........................................................        611,898           600,811
   Consumer and installment .........................................        320,322           341,154
   Loans held for sale-residential mortgage .........................         25,813            27,485
                                                                           ---------         ---------
          Total loans ...............................................      2,814,033         2,775,783
   Unearned discount ................................................         (8,042)           (7,814)
   Allowance for possible loan losses ...............................        (47,523)          (46,781)
                                                                           ---------         ---------
          Net loans .................................................      2,758,468         2,721,188
                                                                           ---------         ---------

Bank premises and equipment, net of
    accumulated depreciation ........................................         47,640            48,078
Intangibles associated with the purchase
    of subsidiaries .................................................         23,675            23,303
Purchased mortgage servicing rights, net
    of amortization .................................................          9,740            10,230
Accrued interest receivable .........................................         23,681            23,250
Other real estate owned .............................................         10,013            10,607
Deferred income taxes ...............................................         47,215            43,406
Other assets ........................................................         23,602            28,337
                                                                           ---------         ---------
          Total assets ..............................................     $3,740,057         3,689,154
                                                                           =========         =========


                                  FIRST BANKS, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets (unaudited)
                        (dollars expressed in thousands, except per share data)
                                              (continued)


                                                                             March 31,              December 31,
                                                                               1997                     1996
                                                                               ----                     ----
                             LIABILITIES
                             -----------
Deposits:
       Demand:
          Non-interest bearing .......................................     $   389,218                 418,193
          Interest bearing ...........................................         331,311                 337,618
       Savings .......................................................         676,672                 671,286
       Time:
          Time deposits of $100 or more ..............................         181,888                 169,057
          Other time deposits ........................................       1,699,027               1,642,413
                                                                             ---------               ---------
               Total deposits ........................................       3,278,116               3,238,567
Federal Home Loan Bank advances.......................................          23,026                  39,277
Other borrowings......................................................          44,944                  30,705
Notes payable ........................................................          10,213                  76,330
Accrued interest payable .............................................           9,429                  10,288
Deferred income taxes ................................................          10,507                   6,194
Accrued and other liabilities ........................................          17,067                  23,521
Minority interest in subsidiaries.....................................          12,679                  12,883
Guaranteed preferred beneficial interest in
First Banks' subordinated debentures, net of
   issuance costs  ...................................................          83,104                     -
                                                                             ---------               ---------
               Total liabilities .....................................       3,489,085               3,437,765
                                                                             ---------               ---------

                             STOCKHOLDERS' EQUITY
Preferred stock:
     Class C 9.00% increasing  rate,  redeemable,  cumulative,  $1.00 par value, $25.00 stated value;  5,000,000 shares authorized;
        1,916,000 shares and 2,155,500 shares issued and outstanding
        at March 31, 1997 and December 31, 1996, respectively..........         47,900                  53,887
     Class A, convertible, adjustable rate,
        $20.00 par value; 750,000 shares
        authorized; 641,082 shares issued
        and outstanding ..............................................          12,822                  12,822
     Class B, adjustable rate, $1.50 par value;
        200,000 shares authorized; 160,505 shares
        issued and outstanding .......................................             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued
   and outstanding ...................................................           5,915                   5,915
Capital surplus ......................................................           3,109                   3,289
Retained earnings ....................................................         177,740                 171,182
Net fair value adjustment for securities
   available for sale ................................................           3,245                   4,053
                                                                             ---------               ---------
          Total stockholders' equity .................................         250,972                 251,389
                                                                             ---------               ---------
          Total liabilities and stockholders'
            equity ...................................................     $ 3,740,057               3,689,154
                                                                             =========               =========










See accompanying notes to consolidated financial statements

                                 FIRST BANKS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Income (unaudited)
                       (dollars expressed in thousands, except per share data)

                                                                                      Three months ended
                                                                                          March 31,
                                                                                          ---------
                                                                                    1997               1996
                                                                                    ----               ----
Interest income:
    Interest and fees on loans.........................................          $ 60,224             58,514
    Investment securities..............................................             7,981              6,842
    Federal funds sold and other.......................................             1,095              1,526
                                                                                   ------             ------
          Total interest income........................................            69,300             66,882
                                                                                   ------             ------
Interest expense:
   Deposits:
       Interest-bearing demand.........................................             1,405              1,286
       Savings.........................................................             5,398              5,795
       Time deposits of $100 or more...................................             2,272              2,534
       Other time deposits.............................................            23,185             22,450
   Federal Home Loan Bank advances.....................................               273                885
   Securities sold under agreements to repurchase......................               319                207
   Interest rate exchange agreements, net .............................             1,207              1,810
   Notes payable and other ............................................               697              1,584
   Cumulative trust preferred securities...............................             1,258                -
                                                                                   ------             ------
          Total interest expense.......................................            36,014             36,551
                                                                                   ------             ------
          Net interest income..........................................            33,286             30,331
Provision for possible loan losses.....................................             2,850              3,104
                                                                                   ------             ------
          Net interest income after provision for possible
            loan losses................................................            30,436             27,227
                                                                                   ------             ------
Noninterest income:
   Service charges on deposit accounts and customer
     service fees......................................................             2,958              3,128
   Credit card fees....................................................               774                599
   Loan servicing fees, net............................................               422                400
   Gain on mortgage loans sold and held for sale.......................               121                103
   Gain on sale of securities, net.....................................                -                 116
    Other income.......................................................               934                547
                                                                                   ------             ------
          Total noninterest income.....................................             5,209              4,893
                                                                                   ------             ------
Noninterest expenses:
   Salaries and employee benefits......................................            10,357             10,333
   Occupancy, net of rental income.....................................             2,603              2,293
   Furniture and equipment.............................................             2,165              1,876
   Federal Deposit Insurance Corporation premiums......................                22                902
   Postage, printing and supplies......................................             1,220              1,372
   Data processing fees................................................             1,128              1,209
   Legal, examination and professional fees............................             1,103              1,476
   Credit card expenses................................................               819                725
   Communications......................................................               689                645
   Advertising.........................................................               648                536
   Losses and expenses on foreclosed real estate,
     net of gains......................................................               113                350
   Other expenses......................................................             3,027              3,320
                                                                                   ------             ------
          Total noninterest expenses...................................            23,894             25,037
                                                                                   ------             ------
          Income before provision for income taxes and
           minority interest in income of subsidiaries.................            11,751              7,083
Provision for income taxes.............................................             3,714              2,564
                                                                                   ------             ------
          Income before minority interest in income
           of subsidiaries.............................................             8,037              4,519
Minority interest in income of subsidiaries............................               201                 82
                                                                                   ------             ------
          Net income...................................................             7,836              4,437
Preferred stock dividends..............................................             1,279              1,434
                                                                                   ------              -----
          Net income available to common shareholders..................          $  6,557              3,003
                                                                                   ======             ======
Earnings per share:
   Primary.............................................................          $ 277.10             126.93
   Fully Diluted.......................................................            266.65             125.52
                                                                                   ======             ======
Weighted average shares of common stock outstanding....................            23,661             23,661
                                                                                   ======             ======

See accompanying notes to consolidated financial statements

                              FIRST BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (unaudited)
                    (dollars expressed in thousands, except per share data)



                                                                                     Three months ended
                                                                                          March 31,
                                                                                    1997            1996
Cash flows from operating activities:
   Net income...............................................................    $    7,836             4,437
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises
       and equipment........................................................         1,472             1,577
      Amortization, net of accretion........................................           740             1,310
      Originations and purchases of loans held for sale.....................       (20,196)          (27,061)
      Proceeds from sales of loans held for sale ...........................        19,324            25,156
      Provision for possible loan losses....................................         2,850             3,104
      Provision for income taxes currently payable..........................         3,714             2,564
      Payments of income taxes..............................................        (3,000)           (2,275)
      (Increase) decrease in accrued interest receivable ...................          (431)              839
      Interest accrued on liabilities.......................................        36,014            36,918
      Payments of interest on liabilities...................................       (36,873)          (37,544)
      Other, net............................................................        (2,527)             (444)
      Minority interest in income of subsidiaries...........................           201                82
                                                                                   -------           -------
          Net cash provided by operating activities.........................         9,124             8,663
                                                                                   -------           -------
Cash flows from investing activities:
    Cash and cash equivalents received from
      acquisitions..........................................................        40,362                -
    Other sales of investment securities....................................            -             42,621
    Maturities of investment securities.....................................       126,920           108,797
    Purchases of investment securities......................................      (154,434)         (125,875)
    Purchases of mortgage servicing rights..................................            (4)              (25)
    Net (increase) decrease in loans........................................       (43,079)           21,499
    Recoveries of loans previously charged-off .............................         2,633             1,127
    Purchases of bank premises and equipment................................        (1,034)             (884)
    Other investing activities..............................................         1,233             3,070
                                                                                  --------          --------
          Net cash provided by (used in) investing
            activities......................................................       (27,403)           50,330
                                                                                  --------          --------
Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits...........................................       (37,240)          (13,066)
      Time deposits.........................................................        36,426           (21,963)
    Increase (decrease) in Federal funds purchased .........................            -              2,000
    Increase (decrease) in Federal Home Loan Bank
      advances..............................................................       (16,251)          (40,257)
    Increase (decrease) in other borrowings.................................        14,239             2,988
    Increase (decrease) in notes payable....................................       (66,116)           (7,590)
    Purchase and retirement of Class C preferred
      shares................................................................        (5,987)                -
    Proceeds from sale of cumulative preferred trust
      securities, net of issuance costs.....................................        83,086                -
    Payment of preferred stock dividends....................................        (1,279)           (1,434)
                                                                                  --------         ---------
         Net cash provided by (used in) financing
          activities .......................................................         6,878           (79,322)
                                                                                  --------         ---------
         Net increase (decrease) in cash and
          cash equivalents .................................................       (11,401)          (20,329)
Cash and cash equivalents, beginning of period .............................       227,954           199,213
                                                                                  --------         ---------
Cash and cash equivalents, end of period....................................    $  216,553           178,884
                                                                                  ========         =========
Noncash investing and financing activities:
    Loans transferred to foreclosed real estate.............................    $    1,084             2,244
    Loans transferred to held for sale......................................         2,234              -
                                                                                  ========          ========


See accompanying notes to consolidated financial statements


                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

         First Banks' primary subsidiaries (Subsidiary Banks) are:

              First Bank, headquartered in St. Louis County, Missouri
                  (First Bank Missouri)
              First Bank, headquartered in O'Fallon, Illinois (First Bank
                  Illinois)
              First Bank FSB, headquartered in St. Louis County, Missouri
                  (First Bank FSB)
              First Banks America, Inc., headquartered in Houston, Texas (FBA) CCB Bancorp, Inc., headquartered in Irvine, California (CCB) First Commercial Bancorp, Inc., headquartered in Sacramento,
                  California (FCB)

         First Bank Missouri and First Bank Illinois are wholly owned banking subsidiaries. First Bank FSB is a wholly owned thrift subsidiary. CCB, a wholly owned bank holding company subsidiary, operates through First Bank & Trust, headquartered in Santa Ana, California (FB&T). FBA, a majority-owned bank holding company subsidiary, operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BTX) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise). FCB, a majority-owned bank holding company subsidiary, operates through First Commercial Bank, headquartered in Sacramento, California (First Commercial).

         First Banks' ownership interest in FBA was 69.40% and 68.82% at March 31, 1997 and December 31, 1996, respectively. First Banks' ownership interest in FCB was 61.46% at March 31, 1997 and December 31, 1996.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

(2)  Acquisitions

         On March 27, 1997, First Banks completed its assumption of the deposits and purchase of selected assets of the two Long Beach, California banking locations of Highland Federal Bank, FSB. The purchase provided deposits of $40.4 million and will operate as branches of FB&T.

(3)  Cumulative Trust Preferred Securities of First Preferred Capital Trust

         On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities (Preferred Securities) at $25 per share in an underwritten public offering and issued 106,702 shares of Common Securities to First Banks at $25 per share. First Banks owns all of First Capital's Common Securities. The gross proceeds of the offering were used by First Capital to purchase a $88,917,550, 9.25% Subordinated Debentures (Subordinated Debentures) from First Banks. The Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Capital under the Preferred Securities. First Banks' proceeds from the issuance of the Subordinated Debenture to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the Preferred Securities were $1.3 million for the three months ended March 31, 1997 and are recorded as interest expense in the accompanying consolidated financial statements.
         The proceeds from the offering were used for general corporate purposes, including the reduction of borrowings under a credit agreement with a group of unaffiliated banks (Credit Agreement) and the repurchase of 284,000 shares of Class C Increasing Rate, Redeemable, Cumulative Preferred Stock (Class C Preferred Stock) for $7.3 million. The remaining proceeds have been temporarily invested.

(4)  Regulatory Capital

         The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. As of August 31, 1995, the date of the most recent notification from First Banks' primary regulator, the Subsidiary Banks and thrifts were categorized as well capitalized under the regulatory framework for prompt corrective action, except for BTX which was categorized as adequately capitalized. There have been no conditions or events since that notification that management believes have changed these Subsidiary Banks' and thrift category, except for BTX, which management believes is now well capitalized. Management believes, as of March 31, 1997, all of the Subsidiary Banks and thrifts are well capitalized as defined by the Federal Deposit Insurance Corporation Act.
          At March 31, 1997 and December 31, 1996, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                       Risk based capital ratios
                                             -----------------------------------------
                                                  Total                     Tier 1            Leverage Ratio
                                                  -----                     ------            --------------
                                             1997       1996            1997      1996        1997      1996
                                             ----       ----            ----      ----        ----      ----

         First Banks                         12.33%      9.23%          8.16%     7.92%       6.15%     5.99%
         First Bank FSB                      11.08      11.00           9.83      9.75        6.78      6.45
         First Bank Missouri                 10.02      10.47           8.77      9.21        7.36      7.25
         First Bank Illinois                 11.37      11.06          10.12      9.88        7.33      7.17
         FB&T                                16.05      16.45          14.78     15.18       10.47     11.43
         BankTEXAS                           11.01      10.29           9.75      9.04        7.92      7.53
         Sunrise (1)                         18.81      17.67          17.53     16.39       11.32     10.88
         First Commercial                    14.02      13.13          12.73     11.84        8.85      8.87
----------------
(1) Sunrise was acquired on November 1, 1996.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At March 31, 1997, First Banks had $ 3.7 billion in total assets; $2.8 billion in total loans, net of unearned discount; $3.3 billion in total deposits; and $251.0 million in total stockholders' equity.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, commercial and residential real estate and consumer and installment loans. Other financial services include mortgage banking, discount brokerage, credit-related insurance, automatic teller machines, safe deposit boxes and trust services offered by certain Subsidiary Banks.

         The following table lists the Subsidiary Banks at March 31, 1997:

                                                                                 Loans,  net
                              Percent of    No. of                               of unearned     Total
Subsidiary Banks              ownership     locations         Total assets        discounts     deposits
----------------              ---------     ---------         ------------        ---------     --------
                                                               (dollars expressed in thousands)

First Bank FSB                 100.00%          40          $ 1,024,383           854,452        905,220
First Bank Missouri            100.00%          31              839,135           673,812        745,759
First Bank Illinois            100.00%          27              836,666           633,807        764,705
CCB                            100.00%          13              504,168           316,807        434,532
FBA                             69.40%           8              373,887           234,237        313,843
FCB                             61.46%           6              155,285            92,778        138,612

                               Financial Condition

         First Banks' total assets increased by $50 million to $3.74 billion from $3.69 billion at March 31, 1997 and December 31, 1996, respectively. The increase is primarily attributable to the increase in net loans of $37.3 million and the increase of investment securities of $26.7 million, partially offset by a reduction in cash and cash equivalents of $11.4 million. The composition of the increase in net loans is discussed under "--Lending and Credit Management" of this Form 10-Q.

                              Results of Operations

Net Income

         Net income for the three months ended March 31, 1997 was $7.84 million, compared to $4.44 million for the same period in 1996, an increase of 77%. This represents a return on average stockholders' equity and return on average assets ratios of 12.55% and .86% for the three months ended March 31, 1997, in comparison to 7.54% and .50% for the same period in 1996. This further compares to a return on average stockholders' equity and average assets for the year ended December 31, 1996 of 8.43% and .57%, respectively. The improved earnings are attributable to the increase in net interest income of $3.0 million and the reduction in noninterest expense of $1.1 million for the three months ended March 31, 1997, compared to the same period in 1996.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $33.5 million, or 3.93% of average interest earning assets, for the three months ended March 31, 1997, from $30.4 million, or 3.64% of average interest earning assets, for the same period in 1996.

         The increased net interest income for 1997 is primarily attributable to the increased yield on the loan portfolio to 8.68% from 8.58% for the three months ended March 31, 1997 and 1996, respectively. This improved yield on the loan portfolio reflects the continual process of realigning the loan portfolio from residential real estate loans to other types of loans, such as commercial and construction loans.

         This realignment of the loan portfolio combined with the gradual shift in the composition of the investment securities portfolios, from mortgage-backed securities to U.S. Treasury and generic U.S. government agencies securities, resulted in a reduction of the overall interest rate risk of First Banks. This reduction of the interest rate risk profile contributed to net interest income by reducing the need for hedging the Company's position, and therefore its associated cost, and by increasing the responsiveness of the Company to the generally increasing interest rates which occurred during the first quarter of 1997. Accordingly, the cost of hedging decreased to $1.2 million for the three months ended March 31, 1997, from $2.4 million for the same period in 1996.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31:

                                                                   Three months ended March 31,
                                                               1997                            1996
                                                      --------------------------    ----------------------------
                                                                 Interest                       Interest
                                                      Average    income/  Yield/     Average    income/    Yield/
                                                      balance    expense  rate       balance    expense    rate
                                                      -------    -------  ----       -------    -------    ----
                                                                   (dollars expressed in thousands)
                      Assets
                      ------
Interest-earning assets:
   Loans.......................................... $2,778,505    60,320  8.68%   $ 2,723,406    58,410     8.58%
   Investment securities..........................    554,464     8,119  5.86        502,486     7,022     5.59
   Federal funds sold and other...................     80,208     1,095  5.46        114,134     1,525     5.34
                                                    ---------   -------            ---------    ------
         Total interest-earning assets............  3,413,177    69,534  8.15      3,340,026    66,957     8.02
                                                                -------                         ------
Nonearning assets.................................    234,780                        224,191
                                                    ---------                      ---------
         Total assets............................. $3,647,957                    $ 3,564,217
                                                    ---------                      =========

       Liabilities and Stockholders' Equity
       ------------------------------------
 Interest-bearing liabilities:
   Interest-bearing demand deposits............... $  333,941     1,405  1.68%   $   305,766     1,286     1.68%
   Savings deposits...............................    682,041     5,398  3.17        690,643     5,795     3.36
   Time deposits of $100 or more..................    165,195     2,272  5.50        184,091     2,714     5.90
   Other time deposits............................  1,676,720    24,392  5.82      1,602,120    24,019     6.00
                                                   ----------   -------            ---------    ------
Total interest-bearing
       deposits...................................  2,857,897    33,467  4.68      2,782,620    33,814     4.86
Federal Home Loan Bank advances, notes payable
   and other......................................    140,614     2,547  7.25        148,984     2,737     7.35
                                                    ---------    ------            ---------    ------
         Total interest-bearing
              liabilities.........................  2,998,511    36,014  4.80      2,931,604    36,551     4.99
                                                                 ------                         ------
Noninterest-bearing liabilities:
   Demand deposits................................    363,014                        360,698
   Other liabilities..............................     36,617                         36,618
                                                    ---------                      ---------
         Total liabilities........................  3,398,142                      3,328,920
Stockholders' equity..............................    249,815                        235,297
                                                    ---------                      ---------
         Total liabilities and
              stockholders' equity................ $3,647,957                    $ 3,564,217
                                                    =========                      =========
         Net interest income......................               33,520                        30,406
                                                                 ======                        ======
         Net interest margin......................                       3.93%                             3.64%
                                                                         =====                             =====

Provision for Possible Loan Losses

         The provision for possible loan losses was $2.9 million compared to $3.1 million for the three months ended March 31, 1997 and 1996, respectively. The slightly lower level of provision in 1997 reflects substantially decreased net loan charge-offs in the period compared with the same period of 1996. Net loan charge-offs were $2.1 million for the three months ended March 31, 1997, in comparison to $5.7 million for the three months ended March 31, 1996.

         Following various acquisitions during 1994 and 1995, First Banks pursued aggressive problem loan work out procedures which included conservatively re-valuing loans through charge-offs. While these adjustments were anticipated prior to the acquisitions and adequate reserves for loan losses had been established to provide for them, loan charge-offs began to increase during 1996. However, as this work-out program progressed, loan charge-offs have declined while recoveries of loans previously charged-off have significantly increased.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $5.2 million for the three months ended March 31, 1997 in comparison to $4.9 million for the same period in 1996. Noninterest income consists primarily of service charges on deposit accounts and other non-yield customer service fees.

         Service charges on deposit accounts and customer service fees decreased to $2.96 million from $3.13 million for the three months ended March 31, 1997 and 1996, respectively. The decrease is attributable to the development of First Banks' "aggregate balance pricing structure" whereby customers maintaining specified deposit balances, determined on an aggregate basis of any deposit relationship with First Banks, may avoid certain service charges.

Noninterest Expenses

         Noninterest expense decreased by $1.1 million to $23.9 million from $25.0 million for the three months ended March 31, 1997 and 1996, respectively. The decrease is attributable to cost savings realized upon the integration of the entities acquired throughout 1994 and 1995 into existing systems and cultures of First Banks and the decrease in Federal Deposit Insurance Corporation (FDIC) premiums, partially offset by the additional noninterest expense of Sunrise Bank acquired on November 1, 1996. Sunrise Bank's noninterest expense was $1.2 million for the three months ended March 31, 1997.

         FDIC premiums decreased to $22,000 from $902,000 for the three months ended March 31, 1997 and 1996, respectively, as a result of the reduction in the assessment rate charged on deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC. The reduction in the assessment rate was effective upon the recapitalization of the SAIF, accomplished by a one-time special deposit insurance charge assessed to all financial institutions with deposits insured by the SAIF. First Banks' one-time charge totaled $8.2 million and was reflected in the operating results during the third quarter of 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 75.0% of total assets as of March 31, 1997 and December 31, 1996. Total loans, excluding loans held for sale and net of unearned discount, increased by $40 million to $2.78 billion at March 31, 1997 from $2.74 billion at December 31, 1996. The increase reflects continued growth within corporate lending of $78.7 million, offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $17.9 million and $20.8 million, respectively, at March 31, 1997 in comparison to December 31, 1996. These decreases are attributable to the reductions of new loan origination volumes that are held for investment and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                          March 31,         December 31,
                                                            1997               1996
                                                            ----               ----
                                                      (dollars expressed in thousands)

Commercial, financial and agricultural                $     3,347                4,243
Real estate construction and development                      382                  817
Real estate mortgage                                       24,422               24,764
Consumer and installment                                    1,190                  445
                                                        ---------            ---------
         Total nonperforming loans                         29,341               30,269
Other real estate                                          10,013               10,607
                                                        ---------            ---------
         Total nonperforming assets                   $    39,354               40,876
                                                        =========            =========
Loans, net of unearned discount                       $ 2,805,991            2,767,969
                                                        =========            =========
Loans past due 90 days or more
   and still accruing                                 $     2,712                3,779
                                                        =========            =========

Asset Quality Ratios:
   Allowance for possible loan
    losses to loans                                         1.69%                 1.69%
   Nonperforming loans to loans                             1.05                  1.09
   Allowance for possible loan losses
    to nonperforming loans                                161.97                154.55
   Nonperforming assets to loans and
    other real estate                                       1.40                  1.47
                                                            ====                  ====

          Impaired loans, consisting of nonaccrual loans, were $29.3 million and $30.3 million at March 31, 1997 and December 31, 1996, respectively.

         The following is a summary of the loan loss experience for the three months ended March 31:

                                                               1997       1996
                                                               ----       ----
                                                             (dollars expressed
                                                                in thousands)
Allowance for possible loan losses,
 beginning of period                                        $ 46,781     52,665
Loans charged-off                                             (4,741)    (6,851)
Recoveries of loans previously charged-off                     2,633      1,127
                                                              ------     ------
   Net loan (charge-offs) recoveries                          (2,108)    (5,724)
                                                              ------     ------
Provision for possible loan losses                             2,850      3,104
                                                              ------     ------
Allowance for possible loan losses, end of period           $ 47,523     50,045
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

                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                           March 31, 1997     December 31,1996
                                           --------------     ----------------
                                         Notional  Credit     Notional  Credit
                                          amount  exposure     amount  exposure
                                         -------  --------     ------  --------
                                            (dollars expressed in thousands)


   Interest rate swap agreements        $70,000      -         70,000      -
   Interest rate floor agreements       105,000      58       105,000     141
   Interest rate cap agreements          10,000     403        10,000     335
   Forward commitments to sell
       mortgage-backed  securities       37,000     533        35,000     308

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $1.2 million for the three months ended March 31, 1997, in comparison to $1.8 million for the same period in 1996. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:

                                 Notional    Interest Rate       Fair Value
                                            --------------
      Maturity date               Amount    Paid  Received       Gain (loss)
      -------------               ------    ----  --------      -----------
                                            (dollars expressed in thousands)
March 31, 1997:
   September 30, 1997           $ 35,000    7.04%     5.75%      $  (240)
   September 30, 1999             35,000    7.32      5.75          (660)
                                  ------                            ----
                                $ 70,000    7.18      5.75       $  (900)
                                  ======    ====      ====          ====

December  31, 1996:
   September 30, 1997           $ 35,000    7.04%     5.59%      $  (417)
   September 30, 1999             35,000    7.32      5.59        (1,160)
                                  ------                          ------
                                $ 70,000    7.18      5.59       $(1,577)
                                  ======    ====      ====        ======

         First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of interest rate swap agreements of $225 million during July 1995 and $75 million during November 1996 at a loss of $13.5 million and $5.3 million, respectively. These losses have been deferred and are being amortized over the remaining lives of the swap agreements. At March 31, 1997 and December 31, 1996, the unamortized balance of these losses was $12.6 million and $13.4 million, respectively, and was included in other assets. The amortization of the deferred loss included in interest expense was $755,000 for the three month period ended March 31, 1997, in comparison to $923,000 for the same time period in 1996.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At March 31, 1997 and December 31, 1996, the unamortized costs for these agreements were $396,000 and $433,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements was $37,000 for the three months ended March 31, 1997 in comparison to $72,000 for the same period in 1996. There are no amounts receivable under these agreements.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

                                    Liquidity

         The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and earnings.

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $260.1 million at March 31, 1997 and $315.4 million at December 31, 1996. The decrease is primarily attributable to the reduction in notes payable from the proceeds received from the sale of the Preferred Securities. See note 3 to the accompanying consolidated financial statements.

         At March 31, 1997, First Banks' more volatile sources of funds mature as follows:

                                                         (dollars expressed
                                                            in thousands)

         Three months or less                               $   99,327
         Over three months through six months                   55,162
         Over six months through twelve months                  57,061
         Over twelve months                                     48,521
                                                              --------
           Total                                             $ 260,071
                                                               =======

         Management believes the future earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the Class C Preferred Stock and the Preferred Securities.

                       Effects of New Accounting Standards

         First Banks adopted the provisions of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125) prospectively on January 1, 1997. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

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

         The implementation of SFAS 125 did not have a material effect on the consolidated financial position or results of operation of First Banks.

           In February 1997, the FASB issued SFAS 128,  Earnings Per Share (SFAS
128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

           Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

           SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128.

           First Banks does not believe the implementation of SFAS 128 will have a material effect on its computation of earnings per share.

          In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS 21, Suspension of the Reporting of Earnings Per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.

         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB 10 and 15 and SFAS 47.


                           Part II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
              Number       Description

                   4(a)    Agreement As To Expenses and Liabilities

                   4(b)    Preferred Securities Guarantee Agreement

                   4(c)    Indenture

                   4(d)    Amended and Restated Trust Agreement

                  11       Calculations of Earnings per Share

                  27       Financial Data Schedule (EDGAR only)

   (b) First Banks, Inc. filed no reports on Form 8-K during the three month period ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           FIRST BANKS, INC.
                                           Registrant


Date:  May 13, 1997                   By:  /s/ James F. Dierberg
                                           ---------------------
                                            James F. Dierberg
                                            Chairman, President and
                                            Chief Executive Officer



Date:  May 13, 1997                   By:   /s/ Allen H. Blake
                                           -------------------
                                            Allen H. Blake
                                            Senior Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                                                   Exhibit 4(a)














                    AGREEMENT AS TO EXPENSES AND LIABILITIES

                    AGREEMENT AS TO EXPENSES AND LIABILITIES


         AGREEMENT AS TO EXPENSES AND LIABILITIES (this "Agreement") dated as of February 4, 1997, between FIRST BANKS, INC., a Missouri corporation ("First Banks"), and FIRST PREFERRED CAPITAL TRUST, a Delaware business trust (the "Trust").

                                    RECITALS

         WHEREAS, the Trust intends to issue its common securities (the "Common Securities") to, and receive Debentures from, First Banks and to issue and sell First Preferred Capital Trust 9.25% Cumulative Trust Preferred Securities (the "Preferred Securities") with such powers, preferences and special rights and restrictions as are set forth in the Amended and Restated Trust Agreement of the Trust dated as of February 4, 1997, as the same may be amended from time to time (the "Trust Agreement");

         WHEREAS, First Banks shall directly or indirectly own all of the Common Securities of the Trust and shall issue the Debentures;

         NOW, THEREFORE, in consideration of the purchase by each holder of the Preferred Securities, which purchase First Banks hereby agrees shall benefit First Banks and which purchase First Banks acknowledges shall be made in reliance upon the execution and delivery of this Agreement, First Banks, including in its capacity as holder of the Common Securities, and the Trust hereby agree as follows:

                                    ARTICLE I

         Section 1.1.  Guarantee by First Banks.

         Subject to the terms and conditions hereof, First Banks, including in its capacity as holder of the Common Securities, hereby irrevocably and unconditionally guarantees to each person or entity to whom the Trust is now or hereafter becomes indebted or liable (the "Beneficiaries") the full payment when and as due, of any and all Obligations (as hereinafter defined) to such Beneficiaries. As used herein, "Obligations" means any costs, expenses or liabilities of the Trust other than obligations of the Trust to pay to holders of any Preferred Securities or other similar interests in the Trust the amounts due such holders pursuant to the terms of the Preferred Securities or such other similar interests, as the case may be. This Agreement is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

         Section 1.2.  Term of Agreement.

         This Agreement shall terminate and be of no further force and effect upon the later of (a) the date on which full payment has been made of all amounts payable to all holders of all the Preferred Securities (whether upon redemption, liquidation, exchange or otherwise); and (b) the date on which there are no Beneficiaries remaining; provided, however, that this Agreement shall continue to be effective or shall be reinstated, as the case may be, if at any time any holder of Preferred Securities or any Beneficiary must restore payment of any sums paid under the Preferred Securities, under any obligation, under the Preferred Securities Guarantee Agreement dated the date hereof by First Banks and State Street Bank and Trust Company, as guarantee trustee, or under this Agreement for any reason whatsoever. This Agreement is continuing, irrevocable, unconditional and absolute.

         Section 1.3.  Waiver of Notice.

         First Banks hereby waives notice of acceptance of this Agreement and of any obligation to which it applies or may apply, and First Banks hereby waives presentment, demand for payment, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

         Section 1.4.  No Impairment.

         The obligations, covenants, agreements and duties of First Banks under this Agreement shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

          (a) the extension of time for the payment by the Trust of all or any portion of the obligations or for the performance of any other obligation under, arising out of, or in connection with, the obligations;

         (b) any failure, omission, delay or lack of diligence on the part of the Beneficiaries to enforce, assert or exercise any right, privilege, power or remedy conferred on the Beneficiaries with respect to the obligations or any action on the part of the Trust granting indulgence or extension of any kind; or

         (c) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement composition or readjustment of debt of, or other similar proceedings affecting, the Trust or any of the assets of the Trust.

There shall be no obligation of the Beneficiaries to give notice to, or obtain the consent of, First Banks with respect to the happening of any of the foregoing.

         Section 1.5.  Enforcement.

         A Beneficiary may enforce this Agreement directly against First Banks, and First Banks waives any right or remedy to require that any action be brought against the Trust or any other person or entity before proceeding against First Banks.

                                   ARTICLE II

         Section 2.1.  Binding Effect.

         All guarantees and agreements contained in this Agreement shall bind the successors, assigns, receivers, trustees and representatives of First Banks and shall inure to the benefit of the Beneficiaries.

         Section 2.2.  Amendment.

         So long as there remains any Beneficiary or any Preferred Securities of any series are outstanding, this Agreement shall not be modified or amended in any manner adverse to such Beneficiary or to the holders of the Preferred Securities.

         Section 2.3.  Notices.

         Any notice, request or other communication required or permitted to be given hereunder shall be given in writing by delivering the same by facsimile transmission (confirmed by mail), telex, or by registered or certified mail, addressed as follows (and if so given, shall be deemed given when mailed or upon receipt of an answer back, if sent by telex):

         First Preferred Capital Trust
         c/o  First Banks, Inc.
         11901 Olive Boulevard
         St. Louis, MO 63141
         Facsimile No.: (314) 567-3490
         Attention: Chief Financial Officer

         First Banks, Inc.
         11901 Olive Boulevard
         St. Louis, MO 63141
         Facsimile No.: (314) 567-3490
         Attention: Chief Financial Officer

         Section 2.4. This agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Missouri (without regard to conflict of laws principles).

         THIS AGREEMENT is executed as of the day and year first above written.

                                      FIRST BANKS, INC.

                                      By:  /s/ Allen H. Blake
                                      Name:  Allen H. Blake
                                      Title: Executive Vice President,
                                      Chief Financial Officer and Secretary


                                      FIRST PREFERRED CAPITAL TRUST

                                      By:  /s/ Laurence J. Brost
                                      Name:  Laurence J. Brost
                                      Title: Administrative Trustee

                                                                 Exhibit 4(b)













                    PREFERRED SECURITIES GUARANTEE AGREEMENT


                                 by and between



                                FIRST BANKS, INC.


                                       and


                       STATE STREET BANK AND TRUST COMPANY





                                                  February 4, 1997

                                TABLE OF CONTENTS
                                                                           Page
                                                                            No.

ARTICLE I           DEFINITIONS AND INTERPRETATION........................    1
         Section 1.1. Definitions and Interpretation......................    1

ARTICLE II        TRUST INDENTURE ACT                                         4
         Section 2.1.  Trust Indenture Act; Application...................    4
         Section 2.2.  Lists of Holders of Securities.....................    4
         Section 2.3.  Reports by the Preferred Guarantee Trustee.........    5
         Section 2.4.  Periodic Reports to Preferred
          Guarantee Trustee ..............................................    5
         Section 2.5.  Evidence of Compliance with Conditions
          Precedent  .....................................................    5
         Section 2.6.  Events of Default; Waiver..........................    5
         Section 2.7.  Event of Default; Notice...........................    5
         Section 2.8.  Conflicting Interests..............................    6

ARTICLE III         POWERS, DUTIES AND RIGHTS OF
PREFERRED GUARANTEE TRUSTEE  .............................................    6
         Section 3.1.  Powers and Duties of the Preferred
          Guarantee Trustee...............................................    6
         Section 3.2.  Certain Rights of Preferred Guarantee Trustee......    7
         Section 3.3.  Not Responsible for Recitals or Issuance
          of Guarantee....................................................    9

ARTICLE IV          PREFERRED GUARANTEE TRUSTEE...........................    9
         Section 4.1.  Preferred Guarantee Trustee; Eligibility...........    9
         Section 4.2.  Appointment, Removal and Resignation
          of Preferred Guarantee Trustees ................................    9

ARTICLE V           GUARANTEE.............................................   10
         Section 5.1.  Guarantee..........................................   10
         Section 5.2.  Waiver of Notice and Demand........................   10
         Section 5.3.  Obligations not Affected...........................   11
         Section 5.4.  Rights of Holders..................................   12
         Section 5.5.  Guarantee of Payment...............................   12
         Section 5.6.  Subrogation........................................   12
         Section 5.7.  Independent Obligations............................   12

ARTICLE VI          LIMITATION OF TRANSACTIONS;
SUBORDINATION       ......................................................   12
         Section 6.1.  Limitation of Transactions.........................   12
         Section 6.2  Ranking.............................................   13

ARTICLE VII         TERMINATION...........................................   13
         Section 7.1.  Termination........................................   13

ARTICLE VIII        INDEMNIFICATION.......................................   13
         Section 8.1.  Exculpation........................................   13
         Section 8.2.  Indemnification....................................   14

ARTICLE IX          MISCELLANEOUS.........................................   14
         Section 9.1.  Successors and Assigns.............................   14
         Section 9.2.  Amendments.........................................   14
         Section 9.3.  Notices............................................   14
         Section 9.4.  Benefit............................................   15
         Section 9.5.  Governing Law......................................   15

                              CROSS REFERENCE TABLE


      Section of Trust                                        Section of
      Indenture Act of                                        Guarantee
      1939, as amended                                        Agreement
      ----------------                                        ---------

      310(a)                                                  4.1(a)
      310(b)                                                  4.1(c), 2.8
      310(c)                                                  Not Applicable
      311(a)                                                  2.2(b)
      311(b)                                                  2.2(b)
      311(c)                                                  Not Applicable
      312(a)                                                  2.2(a)
      312(b)                                                  2.2(b)
      313                                                     2.3
      314(a)                                                  2.4
      314(b)                                                  Not Applicable
      314(c)                                                  2.5
      314(d)                                                  Not Applicable
      314(e)                                                  1.1, 2.5, 3.2
      314(f)                                                  2.1, 3.2
      315(a)                                                  3.1(d)
      315(b)                                                  2.7
      315(c)                                                  3.1
      315(d)                                                  3.1(d)
      316(a)                                                  1.1, 2.6, 5.4
      316(b)                                                  5.3
      317(a)                                                  3.1
      317(b)                                                  Not Applicable
      318(a)                                                  2.1(a)
      318(b)                                                  2.1
      318(c)                                                  2.1(b)

Note: This Cross-Reference Table does not constitute part of this Agreement and shall not affect the interpretation of any of its terms or provisions.

                    PREFERRED SECURITIES GUARANTEE AGREEMENT

         THIS PREFERRED SECURITIES GUARANTEE AGREEMENT (this "Preferred Securities Guarantee"), dated as of February 4, 1997, is executed and delivered by FIRST BANKS, INC., a Missouri corporation (the "Guarantor"), and STATE STREET BANK AND TRUST COMPANY, a trust company organized and existing under the laws of the Commonwealth of Massachusetts, as trustee (the "Preferred Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Preferred Securities (as defined herein) of First Preferred Capital Trust, a Delaware statutory business trust (the "Trust").

                                    RECITALS

         WHEREAS, pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement"), dated as of February 4, 1997, among the trustees of the Trust named therein, the Guarantor, as depositor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, the Trust is issuing on the date hereof 3,450,000 preferred securities, having an aggregate liquidation amount of $86,250,000, designated the 9.25% Cumulative Trust Preferred Securities (the "Preferred Securities");

         WHEREAS, as incentive for the Holders to purchase the Preferred Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Preferred Securities Guarantee, to pay to the Holders of the Preferred Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the purchase by each Holder of Preferred Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Preferred Securities Guarantee for the benefit of the Holders.


                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

Section 1.1.      Definitions and Interpretation

         In this Preferred Securities Guarantee, unless the context otherwise requires:

         (a) capitalized terms used in this Preferred Securities Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b) terms defined in the Trust Agreement as at the date of execution of this Preferred Securities Guarantee have the same meaning when used in this Preferred Securities Guarantee;

         (c) a term defined anywhere in this Preferred Securities Guarantee has the same meaning throughout;

         (d) all references to "the Preferred Securities Guarantee" or "this Preferred Securities Guarantee" are to this Preferred Securities Guarantee as modified, supplemented or amended from time to time;

         (e) all references in this Preferred Securities Guarantee to Articles and Sections are to Articles and Sections of this Preferred Securities Guarantee, unless otherwise specified;

         (f) a term defined in the Trust Indenture Act has the same meaning when used in this Preferred Securities Guarantee, unless otherwise defined in this Preferred Securities Guarantee or unless the context otherwise requires; and

         (g) a reference to the singular includes the plural and vice versa.

          "Affiliate" has the same meaning as given to that term in Rule 405 of the Securities Act of 1933, as amended, or any successor rule thereunder.

         "Business Day" means any day other than a day on which federal or state banking institutions in New York, New York are authorized or required by law, executive order or regulation to close or a day on which the Corporate Trust Office of the Preferred Guarantee Trustee is closed for business.

         "Corporate Trust Office" means the office of the Preferred Guarantee Trustee at which the corporate trust business of the Preferred Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Agreement is located at Two International Place, 4th Floor, Boston, Massachusetts 02110, Attention: Corporate Trust Department.

          "Covered Person" means any Holder or beneficial owner of Preferred Securities.

         "Debentures" means the 9.25% Subordinated Debentures due March 31, 2027, of the Debenture Issuer held by the Property Trustee of the Trust.

         "Debenture Issuer" means the Guarantor.

         "Event of Default" means a default by the Guarantor on any of its payment or other obligations under this Preferred Securities Guarantee.

         "Guarantor" means First Banks, Inc., a Missouri corporation.

         "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Preferred Securities, to the extent not paid or made by the Trust: (i) any accrued and unpaid Distributions (as defined in the Trust Agreement) that are required to be paid on such Preferred Securities, to the extent the Trust shall have funds available therefor, (ii) the redemption price, including all accrued and unpaid Distributions to the date of redemption (the "Redemption Price"), to the extent the Trust has funds available therefor, with respect to any Preferred Securities called for redemption by the Trust, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of the Trust (other than in connection with the distribution of Debentures to the Holders in exchange for Preferred Securities as provided in the Trust Agreement), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid Distributions on the Preferred Securities to the date of payment, to the extent the Trust shall have funds available therefor (the "Liquidation Distribution"), and (b) the amount of assets of the Trust remaining available for distribution to Holders in liquidation of the Trust.

         "Holder" shall mean any holder, as registered on the books and records of the Trust, of any Preferred Securities; provided, however, that, in determining whether the holders of the requisite percentage of Preferred Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor or any Affiliate of the Guarantor.

         "Indemnified Person" means the Preferred Guarantee Trustee, any Affiliate of the Preferred Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Preferred Guarantee Trustee.

         "Indenture" means the Indenture dated as of February 4, 1997, among the Debenture Issuer and State Street Bank and Trust Company, as trustee, and any indenture supplemental thereto pursuant to which certain subordinated debt securities of the Debenture Issuer are to be issued to the Property Trustee of the Trust.

          "Liquidation Distribution" has the meaning provided therefor in the definition of Guarantee Payments.

         "Majority in liquidation amount of the Preferred Securities" means the holders of more than 50% of the liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all of the Preferred Securities.

         "Officers' Certificate" means, with respect to any Person, a certificate signed by two authorized officers of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Preferred Securities Guarantee shall include:

          (a) a statement that each officer signing the Officers' Certificate has read the covenant or condition and the definition relating thereto;

          (b) a brief statement of the nature and scope of the examination or investigation undertaken by each officer in rendering the Officers' Certificate;

          (c) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

          (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

         "Person" means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Preferred Guarantee Trustee" means State Street Bank and Trust Company, until a Successor Preferred Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Preferred Securities Guarantee and thereafter means each such Successor Preferred Guarantee Trustee.

          "Redemption Price" has the meaning provided therefor in the definition of Guarantee Payments.

         "Responsible Officer" means, with respect to the Preferred Guarantee Trustee, any officer within the Corporate Trust Office of the Preferred Guarantee Trustee, including any vice-president, any assistant vice-president, any assistant secretary, the treasurer, any assistant treasurer or other officer of the Corporate Trust Office of the Preferred Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Successor Preferred Guarantee Trustee" means a successor Preferred Guarantee Trustee possessing the qualifications to act as Preferred Guarantee Trustee under Section 4.1.

          "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended.


                                   ARTICLE II
                               TRUST INDENTURE ACT

Section 2.1.  Trust Indenture Act; Application.

         (a) This Preferred Securities Guarantee is subject to the provisions of the Trust Indenture Act that are required to be part of this Preferred
Securities Guarantee and shall, to the extent applicable, be governed by such provisions.

         (b) If and to the extent that any provision of this Preferred Securities Guarantee limits, qualifies or conflicts with the duties imposed by
Section 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

Section 2.2.  Lists of Holders of Securities.

         (a) In the event the Preferred Guarantee Trustee is not also the Transfer Agent, the Guarantor shall provide the Preferred Guarantee Trustee with a list, in such form as the Preferred Guarantee Trustee may reasonably require, of the names and addresses of the Holders of the Preferred Securities ("List of Holders") as of such date, (i) within 1 Business Day after January 1 and June 30 of each year, and (ii) at any other time within 30 days of receipt by the Guarantor of a written request for a List of Holders as of a date no more than 15 days before such List of Holders is given to the Preferred Guarantee Trustee; provided, that the Guarantor shall not be obligated to provide such List of Holders at any time the List of Holders does not differ from the most recent List of Holders given to the Preferred Guarantee Trustee by the Guarantor. The Preferred Guarantee Trustee may destroy any List of Holders previously given to it on receipt of a new List of Holders.

         (b) The Preferred Guarantee Trustee shall comply with its obligations under Sections 311(a), 311(b) and Section 312(b) of the Trust Indenture Act.
Section 2.3.  Reports by the Preferred Guarantee.

         On or before July 15 of each year, the Preferred Guarantee Trustee shall provide to the Holders of the Preferred Securities such reports as are required by Section 313 of the Trust Indenture Act, if any, in the form and in the manner provided by Section 313 of the Trust Indenture Act. The Preferred Guarantee Trustee shall also comply with the requirements of Section 313(d) of the Trust Indenture Act.

Section 2.4.  Periodic Reports to Preferred Guarantee Trustee.

         The Guarantor shall provide to the Preferred Guarantee Trustee such documents, reports and information as required by Section 314 (if any) and the compliance certificate required by Section 314 of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act.

Section 2.5.  Evidence of Compliance with Conditions Precedent.

         The Guarantor shall provide to the Preferred Guarantee Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Preferred Securities Guarantee that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) may be given in the form of an Officers' Certificate.

Section 2.6.  Events of Default; Waiver.

         The Holders of a Majority in liquidation amount of Preferred Securities may, by vote, on behalf of the Holders of all of the Preferred Securities, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Preferred Securities Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

Section 2.7.  Event of Default; Notice.

         (a) The Preferred Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Preferred Securities, notices of all Events of Default actually known to a Responsible Officer of the Preferred Guarantee Trustee, unless such defaults have been cured before the giving of such notice; provided, that the Preferred Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Preferred Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Preferred Securities.

         (b) The Preferred Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Preferred Guarantee Trustee shall have received written notice, or of which a Responsible Officer of the Preferred Guarantee Trustee charged with the administration of the Trust Agreement shall have obtained actual knowledge.

Section 2.8.  Conflicting Interests.

         The Trust Agreement shall be deemed to be specifically described in this Preferred Securities Guarantee for the purposes of clause (i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.


                                   ARTICLE III
            POWERS, DUTIES AND RIGHTS OF PREFERRED GUARANTEE TRUSTEE

Section 3.1.  Powers and Duties of the Preferred Guarantee.

         (a) This Preferred Securities Guarantee shall be held by the Preferred Guarantee Trustee for the benefit of the Holders of the Preferred Securities, and the Preferred Guarantee Trustee shall not transfer this Preferred Securities Guarantee to any Person except a Holder of Preferred Securities exercising his or her rights pursuant to Section 5.4(b) or to a Successor Preferred Guarantee Trustee on acceptance by such Successor Preferred Guarantee Trustee of its appointment to act as Successor Preferred Guarantee Trustee. The right, title and interest of the Preferred Guarantee Trustee shall automatically vest in any Successor Preferred Guarantee Trustee, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Preferred Guarantee Trustee.

         (b) If an Event of Default actually known to a Responsible Officer of the Preferred Guarantee Trustee has occurred and is continuing, the Preferred Guarantee Trustee shall enforce this Preferred Securities Guarantee for the benefit of the Holders of the Preferred Securities.

         (c) The Preferred Guarantee Trustee, before the occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Preferred Securities Guarantee, and no implied covenants shall be read into this Preferred Securities Guarantee against the Preferred Guarantee Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 2.6) and is actually known to a Responsible Officer of the Preferred Guarantee Trustee, the Preferred Guarantee Trustee shall exercise such of the rights and powers vested in it by this Preferred Securities Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (d) No provision of this Preferred Securities Guarantee shall be construed to relieve the Preferred Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                           (A) the  duties  and  obligations  of the   Preferred
Guarantee Trustee shall be determined solely by the express provisions of this Preferred Securities Guarantee, and the Preferred Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Preferred Securities Guarantee, and no implied covenants or obligations shall be read into this Preferred Securities Guarantee against the Preferred Guarantee Trustee; and
                           (B) in  the  absence  of bad faith on the part of the
Preferred Guarantee Trustee,the Preferred Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Preferred Guarantee Trustee and conforming to the requirements of this Preferred Securities Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Preferred Guarantee Trustee, the Preferred Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Preferred Securities Guarantee;

                  (ii) the Preferred Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Preferred Guarantee Trustee, unless it shall be proved that the Preferred Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                  (iii) the Preferred Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a Majority in liquidation amount of the Preferred Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Preferred Guarantee Trustee, or exercising any trust or power conferred upon the Preferred Guarantee Trustee under this Preferred Securities Guarantee; and

                  (iv) no provision of this Preferred Securities Guarantee shall require the Preferred Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Preferred Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Preferred Securities Guarantee or indemnity, reasonably satisfactory to the Preferred Guarantee Trustee, against such risk or liability is not reasonably assured to it.

Section 3.2.  Certain Rights of Preferred Guarantee Trustee.

         (a)      Subject to the provisions of Section 3.1:

                  (i) the Preferred Guarantee Trustee may conclusively rely, and shall be fully protected in acting or refraining from acting upon, any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties;

                  (ii) any direction or act of the Guarantor contemplated by this Preferred Securities Guarantee shall be sufficiently evidenced by an Officers' Certificate;

                  (iii) whenever, in the administration of this Preferred Securities Guarantee, the Preferred Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Preferred Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officers' Certificate which, upon receipt of such request, shall be promptly delivered by the Guarantor;

                  (iv) the Preferred Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument (or any rerecording, refiling or registration thereof);

                  (v) the Preferred Guarantee Trustee may consult with counsel, and the written advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Preferred Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Preferred Securities Guarantee from any court of competent jurisdiction;

                  (vi) the Preferred Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Preferred Securities Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Preferred Guarantee Trustee such security and indemnity, reasonably satisfactory to the Preferred Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Preferred Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Preferred Guarantee Trustee; provided that, nothing contained in this Section 3.2(a)(vi) shall be taken to relieve the Preferred Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Preferred Securities Guarantee;

                  (vii) the Preferred Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Preferred Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit;

                  (viii) the Preferred Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, nominees, custodians or attorneys, and the Preferred Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

                  (ix) any action taken by the Preferred Guarantee Trustee or its agents hereunder shall bind the Holders of the Preferred Securities, and the signature of the Preferred Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Preferred Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this

Preferred Securities Guarantee, both of which shall be conclusively evidenced by the Preferred Guarantee Trustee's or its agent's taking such action;

                  (x) whenever in the administration of this Preferred Securities Guarantee the Preferred Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Preferred Guarantee Trustee (i) may request instructions from the Holders of a Majority in liquidation amount of the Preferred Securities, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

         (b) No provision of this Preferred Securities Guarantee shall be deemed to impose any duty or obligation on the Preferred Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it in any jurisdiction in which it shall be illegal, or in which the Preferred Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Preferred Guarantee Trustee shall be construed to be a duty.

Section 3.3.  Not Responsible for Recitals or Issuance of Guarantee.

         The Recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Preferred Guarantee Trustee does not assume any responsibility for their correctness. The Preferred Guarantee Trustee makes no representation as to the validity or sufficiency of this Preferred Securities Guarantee.


                                   ARTICLE IV
                           PREFERRED GUARANTEE TRUSTEE

Section 4.1.  Preferred Guarantee Trustee; Eligibility.

         (a) There shall at all times be a Preferred Guarantee Trustee which shall:

                  (i)      not be an Affiliate of the Guarantor; and

                  (ii) be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or a corporation or Person permitted by the Securities and Exchange Commission to act as an institutional trustee under the Trust Indenture Act, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 4.1(a)(ii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

         (b) If at any time the Preferred Guarantee Trustee shall cease to be eligible to so act under Section 4.1(a), the Preferred Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 4.2(c).

         (c) If the Preferred Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust
Indenture Act, the Preferred Guarantee Trustee and Guarantor shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.


Section 4.2.  Appointment,  Removal  and  Resignation  of  Preferred   Guarantee
Trustees.

         (a) Subject to Section 4.2(b), the Preferred Guarantee Trustee may be appointed or removed without cause at any time by the Guarantor.

         (b) The Preferred Guarantee Trustee shall not be removed in accordance with Section 4.2(a) until a Successor Preferred Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Preferred Guarantee Trustee and delivered to the Guarantor.

         (c) The Preferred Guarantee Trustee appointed to office shall hold office until a Successor Preferred Guarantee Trustee shall have been appointed or until its removal or resignation. The Preferred Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Preferred Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Preferred Guarantee Trustee has been appointed and has accepted such appointment by instrument in writing executed by such Successor Preferred Guarantee Trustee and delivered to the Guarantor and the resigning Preferred Guarantee Trustee.

         (d) If no Successor Preferred Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 4.2 within 60 days after delivery to the Guarantor of an instrument of resignation, the resigning Preferred Guarantee Trustee may petition any court of competent jurisdiction for appointment of a Successor Preferred Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Preferred Guarantee Trustee.

          (e) No Preferred Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Preferred Guarantee Trustee.

         (f) Upon termination of this Preferred Securities Guarantee or removal or resignation of the Preferred Guarantee Trustee pursuant to this Section 4.2, the Guarantor shall pay to the Preferred Guarantee Trustee all amounts accrued to the date of such termination, removal or resignation.

                                    ARTICLE V
                                    GUARANTEE

Section 5.1.  Guarantee.

         The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Trust), as and when due, regardless of any defense, right of set-off or counterclaim that the Trust may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Trust to pay such amounts to the Holders.

Section 5.2.  Waiver of Notice and Demand.

         The Guarantor hereby waives notice of acceptance of this Preferred Securities Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Trust or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

Section 5.3.  Obligations not Affected.

         The obligations, covenants, agreements and duties of the Guarantor under this Preferred Securities Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

         (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Trust of any express or implied agreement, covenant, term or condition relating to the Preferred Securities to be performed or observed by the Trust;

         (b) the extension of time for the payment by the Trust of all or any portion of the Distributions, Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Preferred Securities or the extension of time for the performance of any other obligation under, arising out of, or in connection with, the Preferred Securities (other than an extension of time for payment of Distributions, Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

         (c) any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Preferred Securities, or any action on the part of the Trust granting indulgence or extension of any kind;

         (d) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Trust or any of the assets of the Trust;

         (e) any invalidity of, or defect or deficiency in, the Preferred Securities;

         (f) any failure or omission to receive any regulatory approval or consent required in connection with the Preferred Securities (or the common equity securities issued by the Trust), including the failure to receive any approval of the Board of Governors of the Federal Reserve System required for the redemption of the Preferred Securities;

         (g) the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

         (h) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 5.3 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances.

         There shall be no obligation of the Holders to give notice to, or obtain consent of, the Guarantor with respect to the happening of any of the foregoing.


Section 5.4.  Rights of Holders.

         (a) The Holders of a Majority in liquidation amount of the Preferred Securities have the right to direct the time, method and place of conducting of any proceeding for any remedy available to the Preferred Guarantee Trustee in respect of this Preferred Securities Guarantee or exercising any trust or power conferred upon the Preferred Guarantee Trustee under this Preferred Securities Guarantee.

         (b) Any Holder of Preferred Securities may institute a legal proceeding directly against the Guarantor to enforce its rights under this Preferred Securities Guarantee, without first instituting a legal proceeding against the Trust, the Preferred Guarantee Trustee or any other Person.

Section 5.5.  Guarantee of Payment.

         This Preferred Securities Guarantee creates a guarantee of payment and not of collection.

Section 5.6.  Subrogation.

         The Guarantor shall be subrogated to all (if any) rights of the Holders of Preferred Securities against the Trust in respect of any amounts paid to such Holders by the Guarantor under this Preferred Securities Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Preferred Securities Guarantee, if, at the time of any such payment, any amounts are due and unpaid under this Preferred Securities Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

Section 5.7.  Independent Obligations.

         The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Trust with respect to the Preferred Securities, and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Preferred Securities Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (h), inclusive, of Section 5.3 hereof.

                                   ARTICLE VI
                    LIMITATION OF TRANSACTIONS; SUBORDINATION

Section 6.1.  Limitation of Transactions.

         So long as any Preferred Securities remain outstanding, if there shall have occurred an Event of Default under this Preferred Securities Guarantee, an Event of Default under the Trust Agreement or during an Extended Interest Payment Period (as defined in the Indenture), then (a) the Guarantor shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock (other than (i) as a result of a reclassification of its capital stock for another class of its capital stock, or (ii) the conversion of the Guarantor's Class A Convertible, Adjustable Rate Preferred Stock to the Guarantor's common stock, par value $250.00 per share) and (b) the Guarantor shall not make any payment of interest or principal on or repay, repurchase or redeem any debt securities issued by the Guarantor which rank pari passu with or junior to the Debentures.

Section 6.2  Ranking.

         This Preferred Securities Guarantee will constitute an unsecured obligation of the Guarantor and will rank (i) subordinate and junior in right of payment to all other liabilities of the Guarantor, (ii) pari passu with the most senior preferred securities or preference stock now or hereafter issued by the Guarantor and with any guarantee now or hereafter entered into by the Guarantor in respect of any preferred securities or preference stock of any Affiliate of the Guarantor, and (iii) senior to the Guarantor's common stock.


                                   ARTICLE VII
                                   TERMINATION

Section 7.1.  Termination.

         This Preferred Securities Guarantee shall terminate upon (i) full payment of the Redemption Price of all Preferred Securities, (ii) upon full payment of the amounts payable in accordance with the Trust Agreement upon liquidation of the Trust, or (iii) upon distribution of the Debentures to the Holders of the Preferred Securities. Notwithstanding the foregoing, this Preferred Securities Guarantee shall continue to be effective or shall be reinstated, as the case may be, if at any time any Holder of Preferred Securities must restore payment of any sums paid under the Preferred Securities or under this Preferred Securities Guarantee.


                                  ARTICLE VIII
                                 INDEMNIFICATION

Section 8.1.  Exculpation.

         (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Preferred Securities Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Preferred Securities Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

         (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Guarantor and upon such information, opinions, reports or statements presented to the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Guarantor, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to Holders of Preferred Securities might properly be paid.
Section 8.2. Indemnification.

         The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses (including reasonable legal fees and expenses) of defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The obligation to indemnify as set forth in this Section 8.2 shall survive the termination of this Preferred Securities Guarantee.


                                   ARTICLE IX
                                  MISCELLANEOUS

Section 9.1.  Successors and Assigns.

         All guarantees and agreements contained in this Preferred Securities Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Preferred Securities then outstanding.

Section 9.2.  Amendments.

         Except with respect to any changes that do not materially adversely affect the rights of Holders (in which case no consent of Holders will be required), this Preferred Securities Guarantee may only be amended with the prior approval of the Holders of at least a Majority in liquidation amount of the Preferred Securities. The provisions of Article VI of the Trust Agreement with respect to meetings of Holders of the Preferred Securities apply to the giving of such approval.

Section 9.3.  Notices.

         All notices provided for in this Preferred Securities Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by registered or certified mail, as follows:

         (a) If given to the Preferred Guarantee Trustee, at the Preferred Guarantee Trustee's mailing address set forth below (or such other address as the Preferred Guarantee Trustee may give notice of to the Holders of the Preferred Securities):

                           State Street Bank and Trust Company
                           Two International Place, 4th Floor
                           Boston, Massachusetts  02110
                           Attention:  Corporate Trust Department

         (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Preferred Securities):

                           First Banks, Inc.
                           135 North Meramec Avenue
                           St. Louis, Missouri 63105
                           Attention:       Mr. James F. Dierberg
                                            Chairman, President and
                                            Chief Executive Officer
         (c) If given to any Holder of Preferred Securities, at the address set forth on the books and records of the Trust.

         All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

Section 9.4.  Benefit.

         This Preferred Securities Guarantee is solely for the benefit of the Holders of the Preferred Securities and, subject to Section 3.1(a), is not separately transferable from the Preferred Securities.

Section 9.5.  Governing Law.

         THIS PREFERRED SECURITIES GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MISSOURI.

         This Preferred Securities Guarantee is executed as of the day and year first above written.

                                        FIRST BANKS, INC.,
                                        as Guarantor


                                        By:  /s/ Allen H. Blake
                                        Name: Allen H. Blake
                                        Title: Executive Vice President,
                                        Chief Financial Officer and Secretary


                                        STATE STREET BANK AND TRUST COMPANY,
                                        as Preferred Guarantee Trustee


                                        By: /s/ Paul D. Allen
                                        Name: Paul D. Allen
                                        Title: Vice President

                                                                Exhibit 4(c)



                                FIRST BANKS, INC.



                                       AND


                      STATE STREET BANK AND TRUST COMPANY,
                                   AS TRUSTEE



                                    INDENTURE


                     9.25% SUBORDINATED DEBENTURES DUE 2027

                          Dated as of February 4, 1997.

                                TABLE OF CONTENTS

                                                                         Page

ARTICLE I.   DEFINITIONS...............................................     1
      Section 1.1. Definitions of Terms ...............................     1

ARTICLE II.  ISSUE, DESCRIPTION, TERMS, CONDITIONS
REGISTRATION AND EXCHANGE OF THE DEBENTURES............................     8
      Section 2.1. Designation and Principal Amount ...................     8
      Section 2.2. Maturity ...........................................     8
      Section 2.3. Form and Payment ...................................     9
      Section 2.4.[Intentionally Omitted]
      Section 2.5. Interest ...........................................     9
      Section 2.6. Execution and Authentications.......................    10
      Section 2.7. Registration of Transfer and Exchange...............    11
      Section 2.8. Temporary Debentures ...............................    12
      Section 2.9. Mutilated, Destroyed,
         Lost or Stolen Debentures.....................................    12
      Section 2.10. Cancellation.......................................    13
      Section 2.11. Benefit of Indenture...............................    13
      Section 2.12. Authentication Agent...............................    13

ARTICLE III. REDEMPTION OF DEBENTURES                                      14
      Section 3.1. Redemption .........................................    14
      Section 3.2. Special Event Redemption ...........................    14
      Section 3.3. Optional Redemption by Company .....................    14
      Section 3.4. Notice of Redemption ...............................    15
      Section 3.5. Payment Upon Redemption.............................    16
      Section 3.6. No Sinking Fund.....................................    16

ARTICLE IV.        EXTENSION OF INTEREST PAYMENT PERIOD................    16
      Section 4.1. Extension of Interest Payment Period ...............    16
      Section 4.2. Notice of Extension.................................    17
      Section 4.3. Limitation on Transactions .........................    17

ARTICLE V.         PARTICULAR COVENANTS OF THE COMPANY.................    18
      Section 5.1. Payment of Principal and Interest...................    18
      Section 5.2. Maintenance of Agency...............................    18
      Section 5.3. Paying Agents.......................................    18
      Section 5.4. Appointment to Fill Vacancy in
       Office of Trustee...............................................    19
      Section 5.5. Compliance with Consolidation Provisions............    19
      Section 5.6. Limitation on Transactions .........................    19
      Section 5.7. Covenants as to the Trust...........................    20
      Section 5.8. Covenants as to Purchases...........................    20

ARTICLE VI.       DEBENTUREHOLDERS' LISTS AND REPORTS
BY THE COMPANY AND THE TRUSTEE ........................................    20
      Section 6.1.Company to Furnish Trustee Names and
         Addresses of Debentureholders ................................    20
      Section 6.2.Preservation of Information Communications
         with Debentureholders ........................................    21
      Section 6.3.Reports by the Company ..............................    21
      Section 6.4.Reports by the Trustee...............................    21

ARTICLE VII. REMEDIES OF THE TRUSTEE AND
DEBENTUREHOLDERS ON EVENT OF DEFAULT ..................................    22
      Section 7.1.Events of Default....................................    22
      Section 7.2.Collection of Indebtedness and Suits for
         Enforcement by Trustee .......................................    23
      Section 7.3.Application of Moneys Collected......................    24
      Section 7.4.Limitation on Suits..................................    25

      Section 7.5.Rights and Remedies Cumulative; Delay or
         Omission not Waiver ..........................................    25
      Section 7.6.Control by Debentureholders..........................    26
      Section 7.7.Undertaking to Pay Costs.............................    26

ARTICLE VIII.FORM OF DEBENTURE AND ORIGINAL ISSUE......................    27
      Section 8.1.Form of Debenture....................................    27
      Section 8.2.Original Issue of Debentures.........................    27

ARTICLE IX.       CONCERNING THE TRUSTEE...............................    27
      Section 9.1.Certain Duties and Responsibilities Trustee..........    27
      Section 9.2.Notice of Defaults...................................    28
      Section 9.3.Certain Rights of Trustee............................    28
      Section 9.4.Trustee Not Responsible for Recitals, etc. ..........    29
      Section 9.5.May Hold Debentures..................................    30
      Section 9.6.Moneys Held in Trust.................................    30
      Section 9.7.Compensation and Reimbursement.......................    30
      Section 9.8.Reliance on Officers' Certificate....................    31
      Section 9.9.Disqualification:  Conflicting Interests.............    31
      Section 9.10.Corporate Trustee Required; Eligibility.............    31
      Section 9.11.Resignation and Removal;
         Appointment of Successor .....................................    31
      Section 9.12.Acceptance of Appointment by Successor..............    32
      Section 9.13.Merger, Conversion, Consolidation
         or Succession to Business ....................................    33
      Section 9.14.Preferential Collection of
         Claims Against the Company ...................................    33

ARTICLE X.        CONCERNING THE DEBENTUREHOLDERS......................    33
      Section 10.1.Evidence of Action by Holders.......................    33
      Section 10.2.Proof of Execution by Debentureholders..............    34
      Section 10.3.Who May be Deemed Owners............................    34
      Section 10.4.Certain Debentures Owned
         by Company Disregarded........................................    34
      Section 10.5.Actions Binding on Future Debentureholders..........    35

ARTICLE XI.       SUPPLEMENTAL INDENTURES..............................    35
      Section 11.1.Supplemental Indentures Without the
       Consent of Debentureholders ....................................    35
      Section 11.2.Supplemental Indentures with
        Consent of Debentureholders ...................................    36
      Section 11.3.Effect of Supplemental Indentures...................    36
      Section 11.4.Debentures Affected by Supplemental
       Indentures......................................................    37
      Section 11.5.Execution of Supplemental Indentures................    37

ARTICLE XII.SUCCESSOR CORPORATION......................................    37
      Section 12.1.Company May Consolidate, etc. ......................    37
      Section 12.2.Successor Corporation Substituted ..................    38
      Section 12.3.Evidence of Consolidation, etc. to Trustee..........    38

ARTICLE XIII.SATISFACTION AND DISCHARGE................................    38
      Section 13.1.Satisfaction and Discharge of Indenture ............    38
      Section 13.2.Discharge of Obligations............................    39
      Section 13.3.Deposited Moneys to be Held in Trust................    39
      Section 13.4.Payment of Monies Held by Paying Agents ............    39
      Section 13.5.Repayment to Company................................    40

ARTICLE XIV.IMMUNITY OF INCORPORATORS,
STOCKHOLDERS, OFFICERS AND DIRECTORS ..................................    40
      Section 14.1.No Recourse ........................................    40

ARTICLE XV.       MISCELLANEOUS PROVISIONS.............................    40
      Section 15.1.Effect on Successors and Assigns....................    40
      Section 15.2.Actions by Successor................................    41
      Section 15.3.Surrender of Company Powers.........................    41
      Section 15.4.Notices.............................................    41
      Section 15.5.Governing Law.......................................    41
      Section 15.6.Treatment of Debentures as Debt.....................    41
      Section 15.7.Compliance Certificates and Opinions................    41
      Section 15.8.Payments on Business Days...........................    42
      Section 15.9.Conflict with Trust Indenture Act...................    42
      Section 15.10.Counterparts.......................................    42
      Section 15.11.Separability ......................................    42
      Section 15.12.Assignment.........................................    42
      Section 15.13.Acknowledgment of Rights...........................    42

ARTICLE XVI.SUBORDINATION OF DEBENTURES................................    43
      Section 16.1.Agreement to Subordinate............................    43
      Section 16.2.Default on Senior Debt, Subordinated Debt or
         Additional Senior Obligations ................................    43
      Section 16.3.Liquidation; Dissolution; Bankruptcy................    43
      Section 16.4.Subrogation.........................................    44
      Section 16.5.Trustee to Effectuate Subordination.................    45
      Section 16.6.Notice by the Company...............................    45
      Section 16.7.Rights of the Trustee; Holders of
       Senior Indebtedness ............................................    46
      Section 16.8.Subordination may not be Impaired ..................    47

                                   Exhibit A-6

                                    INDENTURE

         INDENTURE, dated as of February 4, 1997, between FIRST BANKS, INC., a Missouri corporation (the "Company") and STATE STREET BANK AND TRUST COMPANY, a trust company duly organized and existing under the laws of the Commonwealth of Massachusetts, as trustee (the "Trustee");

                                    RECITALS

         WHEREAS, for its lawful corporate purposes, the Company has duly authorized the execution and delivery of this Indenture to provide for the issuance of securities to be known as its 9.25% Subordinated Debentures due 2027 (hereinafter referred to as the "Debentures"), the form and substance of such Debentures and the terms, provisions and conditions thereof to be set forth as provided in this Indenture;

         WHEREAS, First Preferred Capital Trust, a Delaware statutory business trust (the "Trust"), has offered to the public $86,250,000 million aggregate liquidation amount of its Preferred Securities (as defined herein) and proposes to invest the proceeds from such offering, together with the proceeds of the issuance and sale by the Trust to the Company of $2,667,550 million aggregate liquidation amount of its Common Securities (as defined herein), in $88,917,550 million aggregate principal amount of the Debentures; and

         WHEREAS, the Company has requested that the Trustee execute and deliver this Indenture; and

         WHEREAS, all requirements necessary to make this Indenture a valid instrument in accordance with its terms, and to make the Debentures, when executed by the Company and authenticated and delivered by the Trustee, the valid obligations of the Company, have been performed, and the execution and delivery of this Indenture have been duly authorized in all respects:

         WHEREAS, to provide the terms and conditions upon which the Debentures are to be authenticated, issued and delivered, the Company has duly authorized the execution of this Indenture; and

         WHEREAS, all things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been done.

         NOW, THEREFORE, in consideration of the premises and the purchase of the Debentures by the holders thereof, it is mutually covenanted and agreed as follows for the equal and ratable benefit of the holders of the Debentures:

                                   ARTICLE I.
                                   DEFINITIONS

Section 1.1.      Definitions of Terms.

         The terms defined in this Section 1.1 (except as in this Indenture otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section 1.1 and shall include the plural as well as the singular. All other terms used in this Indenture that are defined in the Trust Indenture Act, or that are by reference in the Trust Indenture Act defined in the Securities Act (except as herein otherwise expressly provided or unless the context otherwise requires), shall have the meanings assigned to such terms in the Trust Indenture Act and in the Securities Act as in force at the date of the execution of this instrument. All accounting terms used herein and not expressly defined shall have the meanings assigned to such terms in accordance with Generally Accepted Accounting Principles.

         "Accelerated Maturity Date" means if the Company elects to accelerate the Maturity Date in accordance with Section 2.2(c), the date selected by the Company which is prior to the Scheduled Maturity Date, but is after March 31, 2002.

         "Additional Interest" shall have the meaning set forth in Section 2.5.

         "Additional Senior Obligations" means all indebtedness of the Company whether incurred on or prior to the date of this Indenture or thereafter incurred, for claims in respect of derivative products such as interest and foreign exchange rate contracts, commodity contracts and similar arrangements; provided, however, that Additional Senior Obligations does not include claims in respect of Senior Debt or Subordinated Debt or obligations which, by their terms, are expressly stated to be not superior in right of payment to the Debentures or to rank pari passu in right of payment with the Debentures. For purposes of this definition, "claim" shall have the meaning assigned thereto in
Section 101(4) of the United States Bankruptcy Code of 1978, as amended.

          "Administrative Trustees" shall have the meaning set forth in the Trust Agreement.

         "Affiliate" means, with respect to a specified Person, (a) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities or other ownership interests of the specified Person; (b) any Person 10% or more of whose outstanding voting securities or other ownership interests are directly or indirectly owned, controlled or held with power to vote by the specified Person; (c) any Person directly or indirectly controlling, controlled by, or under common control with the specified Person; (d) a partnership in which the specified Person is a general partner; (e) any officer or director of the specified Person; and (f) if the specified Person is an individual, any entity of which the specified Person is an officer, director or general partner.

         "Authenticating Agent" means an authenticating agent with respect to the Debentures appointed by the Trustee pursuant to Section 2.12.

          "Bankruptcy Law" means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

         "Board of Directors" means the Board of Directors of the Company or any duly authorized committee of such Board.

         "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification.

         "Business Day" means, with respect to the Debentures, any day other than a Saturday or a Sunday or a day on which federal or state banking institutions in the Borough of Manhattan, The City of New York, are authorized or required by law, executive order or regulation to close, or a day on which the Corporate Trust Office of the Trustee or the Property Trustee is closed for business.

          "Certificate" means a certificate signed by the principal executive officer, the principal financial officer, the principal accounting officer, the treasurer or any vice president of the Company. The Certificate need not comply with the provisions of Section 15.7.

          "Change in 1940 Act Law" shall have the meaning set forth in the definition of "Investment Company Event."

         "Commission" means the Securities and Exchange Commission.

         "Common Securities" means undivided beneficial interests in the assets of the Trust which rank pari passu with the Preferred Securities; provided, however, that upon the occurrence of an Event of Default, the rights of holders of Common Securities to payment in respect of (i) distributions, and (ii) payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Preferred Securities.

         "Company" means First Banks, Inc., a corporation duly organized and existing under the laws of the State of Missouri, and, subject to the provisions of Article XII, shall also include its successors and assigns.

         "Compounded Interest" shall have the meaning set forth in Section 4.1.

         "Corporate Trust Office" means the office of the Trustee at which, at any particular time, its corporate trust business shall be principally administered, which office at the date hereof is located at Two International Place, 4th Floor, Boston Massachusetts 02110, Attention: Corporate Trust Department.

         "Coupon Rate" shall have the meaning set forth in Section 2.5.

         "Custodian" means any receiver, trustee, assignee, liquidator, or similar official under any Bankruptcy Law.

         "Debentures" shall have the meaning set forth in the Recitals hereto.

         "Debentureholder," "holder of Debentures," "registered holder," or other similar term, means the Person or Persons in whose name or names a particular Debenture shall be registered on the books of the Company or the Trustee kept for that purpose in accordance with the terms of this Indenture.

          "Debenture  Register"  shall  have the  meaning  set forth in  Section
2.7(b).

         "Debt" means with respect to any Person, whether recourse is to all or a portion of the assets of such Person and whether or not contingent, (i) every obligation of such Person for money borrowed; (ii) every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (iii) every reimbursement obligation of such Person with respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (iv) every obligation of such Person issued or assumed as the deferred purchase price of property or services (but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business); (v) every capital lease obligation of such Person; and (vi) and every obligation of the type referred to in clauses (i) through (v) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable, directly or indirectly, as obligor or otherwise.

         "Default" means any event, act or condition that with notice or lapse of time, or both, would constitute an Event of Default.

         "Deferred Interest" shall have the meaning set forth in Section 4.1.

         "Dissolution Event" means that as a result of the occurrence and continuation of a Special Event, the Trust is to be dissolved in accordance with the Trust Agreement and the Debentures held by the Property Trustee are to be distributed to the holders of the Trust Securities issued by the Trust pro rata in accordance with the Trust Agreement.

         "Event of Default" means, with respect to the Debentures, any event specified in Section 7.1, which has continued for the period of time, if any, and after the giving of the notice, if any, therein designated.

         "Exchange Act," means the Securities Exchange Act of 1934, as amended, as in effect at the date of execution of this instrument.

         "Extended  Interest Payment Period" shall have the meaning set forth in
Section 4.1.

         "Extended Maturity Date" means if the Company elects to extend the Maturity Date in accordance with Section 2.2(b), the date selected by the Company which is after the Scheduled Maturity Date but before March 31, 2046.

          "Federal Reserve" means the Board of Governors of the Federal Reserve System.

         "Generally  Accepted  Accounting   Principles"  means  such  accounting
principles as are generally accepted at the time of any computation required hereunder.

         "Governmental Obligations" means securities that are (i) direct obligations of the United States of America for the payment of which its full faith and credit is pledged; or (ii) obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America, the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America that, in either case, are not callable or redeemable at the option of the issuer thereof, and shall also include a depositary receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act) as custodian with respect to any such Governmental Obligation or a specific payment of principal of or interest on any such Governmental Obligation held by such custodian for the account of the holder of such depositary receipt; provided, however, that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depositary receipt from any amount received by the custodian in respect of the Governmental Obligation or the specific payment of principal of or interest on the Governmental Obligation evidenced by such depositary receipt.

         "Herein," "hereof," and "hereunder," and other words of similar import, refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

         "Indenture" means this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into in accordance with the terms hereof.

         "Interest Payment Date," when used with respect to any installment of interest on the Debentures, means the date specified in the Debenture or in a Board Resolution or in an indenture supplemental hereto with respect to the

Debentures as the fixed date on which an installment of interest with respect to the Debentures is due and payable.

         "Investment Company Act" means the Investment Company Act of 1940, as amended, as in effect at the date of execution of this instrument.

         "Investment Company Event" means the receipt by the Trust of an Opinion of Counsel, rendered by a law firm having a recognized national tax and securities law practice, to the effect that, as a result of the occurrence of a change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority (a "Change in 1940 Act Law"), the Trust is or shall be considered an "investment company" that is required to be registered under the Investment Company Act, which Change in 1940 Act Law becomes effective on or after the date of original issuance of the Preferred Securities under the Trust Agreement.

         "Maturity Date" means the date on which the Debentures mature and on which the principal shall be due and payable together with all accrued and unpaid interest thereon including Compounded Interest and Additional Interest, if any.

         "Ministerial Action" shall have the meaning set forth in Section 3.2.

         "Officers' Certificate" means a certificate signed by the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Controller or an Assistant Controller or the Secretary or an Assistant Secretary of the Company that is delivered to the Trustee in accordance with the terms hereof. Each such certificate shall include the statements provided for in
Section 15.7, if and to the extent required by the provisions thereof.

         "Opinion of Counsel" means an opinion in writing of legal counsel, who may be an employee of or counsel for the Company, that is delivered to the Trustee in accordance with the terms hereof. Each such opinion shall include the statements provided for in Section 15.7, if and to the extent required by the provisions thereof.

         "Outstanding," when used with reference to the Debentures, means, subject to the provisions of Section 10.4, as of any particular time, all Debentures theretofore authenticated and delivered by the Trustee under this Indenture, except (a) Debentures theretofore canceled by the Trustee or any paying agent, or delivered to the Trustee or any paying agent for cancellation or that have previously been canceled; (b) Debentures or portions thereof for the payment or redemption of which moneys or Governmental Obligations in the necessary amount shall have been deposited in trust with the Trustee or with any paying agent (other than the Company) or shall have been set aside and segregated in trust by the Company (if the Company shall act as its own paying agent); provided, however, that if such Debentures or portions of such Debentures are to be redeemed prior to the maturity thereof, notice of such redemption shall have been given as in Article III provided, or provision satisfactory to the Trustee shall have been made for giving such notice; and (c) Debentures in lieu of or in substitution for which other Debentures shall have been authenticated and delivered pursuant to the terms of Section 2.7.

         "Person" means any individual, corporation, partnership, joint-venture, joint-stock company, unincorporated organization or government or any agency or political subdivision thereof.

         "Predecessor Debenture" means every previous Debenture evidencing all or a portion of the same debt as that evidenced by such particular Debenture; and, for the purposes of this definition, any Debenture authenticated and delivered under Section 2.9 in lieu of a lost, destroyed or stolen Debenture shall be deemed to evidence the same debt as the lost, destroyed or stolen Debenture.

         "Preferred Securities" means undivided beneficial interests in the assets of the Trust which rank pari passu with Common Securities issued by the Trust; provided, however, that upon the occurrence of an Event of Default, the rights of holders of Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Preferred Securities.

         "Preferred Securities Guarantee" means any guarantee that the Company may enter into with the Trustee or other Persons that operate directly or indirectly for the benefit of holders of Preferred Securities.

         "Property Trustee" has the meaning set forth in the Trust Agreement.

         "Responsible Officer" when used with respect to the Trustee means the Chairman of the Board of Directors, the President, any Vice President, the Secretary, the Treasurer, any trust officer, any corporate trust officer or any other officer or assistant officer of the Trustee customarily performing functions similar to those performed by the Persons who at the time shall be such officers, respectively, or to whom any corporate trust matter is referred because of his or her knowledge of and familiarity with the particular subject.

         "Scheduled Maturity Date" means March 31, 2027.

         "Securities Act," means the Securities Act of 1933, as amended, as in effect at the date of execution of this instrument.

         "Senior Debt" means the principal of (and premium, if any) and interest, if any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company whether or not such claim for post-petition interest is allowed in such proceeding), on Debt, whether incurred on or prior to the date of this Indenture or thereafter incurred, unless, in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are not superior in right of payment to the Debentures or to other Debt which is pari passu with, or subordinated to, the Debentures; provided, however, that Senior Debt shall not be deemed to include (i) any Debt of the Company which when incurred and without respect to any election under Section 1111(b) of the United States Bankruptcy Code of 1978, as amended, was without recourse to the Company;
(ii) any Debt of the Company to any of its subsidiaries; (iii) Debt to any employee of the Company; (iv) Debt which by its terms is subordinated to trade accounts payable or accrued liabilities arising in the ordinary course of business to the extent that payments made to the holders of such Debt by the holders of the Debentures as a result of the subordination provisions of this

Indenture would be greater than they otherwise would have been as a result of any obligation of such holders to pay amounts over to the obligees on such trade accounts payable or accrued liabilities arising in the ordinary course of business as a result of subordination provisions to which such Debt is subject; and (v) Debt which constitutes Subordinated Debt.

         "Senior Indebtedness" shall have the meaning set forth in Section 16.2.

         "Special Event" means a Tax Event or an Investment Company Event.

         "Subordinated Debt" means the principal of (and premium, if any) and interest, if any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company whether or not such claim for post-petition interest is allowed in such proceeding), on Debt, whether incurred on or prior to the date of this Indenture or thereafter incurred, which is by its terms expressly provided to be junior and subordinate to other Debt of the Company (other than the Debentures).

         "Subsidiary" means, with respect to any Person, (i) any corporation at least a majority of whose outstanding Voting Stock shall at the time be owned, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries; (ii) any general partnership, joint venture, trust or similar entity, at least a majority of whose outstanding partnership or similar interests shall at the time be owned by such Person, or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries; and (iii) any limited partnership of which such Person or any of its Subsidiaries is a general partner.

         "Tax Event" means the receipt by the Trust of an Opinion of Counsel, rendered by a law firm having a recognized national tax and securities practice, to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or which pronouncement or decision is announced on or after the date of issuance of the Preferred Securities under the Trust Agreement, there is more than an insubstantial risk that (i) the Trust is, or shall be within 90 days after the date of such Opinion of Counsel, subject to United
States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Company on the Debentures is not, or within 90 days after the date of such Opinion of Counsel, shall not be, deductible by the Company, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or shall be within 90 days after the date of such Opinion of Counsel, subject to more than a de minimis amount of other taxes, duties, assessments or other governmental charges. The Trust or the Company shall request and receive such Opinion of Counsel with regard to such matters within a reasonable period of time after the Trust or the Company shall have become aware of any of the events described in clauses (i) through (iii) above.

          "Trust" means First Preferred Capital Trust, a Delaware statutory business trust.

         "Trust Agreement" means the Amended and Restated Trust Agreement, dated February 4, 1997, of the Trust.

         "Trustee" means State Street Bank and Trust Company and, subject to the provisions of Article IX, shall also include its successors and assigns, and, if at any time there is more than one Person acting in such capacity hereunder, "Trustee" shall mean each such Person.

         "Trust Indenture Act," means the Trust Indenture Act of 1939, as amended, subject to the provisions of Sections 11.1, 11.2, and 12.1, as in effect at the date of execution of this instrument.

          "Trust   Securities"   means  the  Common   Securities  and  Preferred
Securities, collectively.

         "Voting Stock," as applied to stock of any Person, means shares, interests, participations or other equivalents in the equity interest (however designated) in such Person having ordinary voting power for the election of a majority of the directors (or the equivalent) of such Person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

                                   ARTICLE II.
                      ISSUE, DESCRIPTION, TERMS, CONDITIONS
                   REGISTRATION AND EXCHANGE OF THE DEBENTURES

Section 2.1.      Designation and Principal Amount.

         There is hereby authorized Debentures designated the "9.25% Subordinated Debentures due 2027," limited in aggregate principal amount to $88,917,550 million, which amount shall be as set forth in any written order of the Company for the authentication and delivery of Debentures pursuant to
Section 2.6.

Section 2.2.      Maturity.

         (a)      The Maturity Date shall be either:

                  (i)      the Scheduled Maturity Date; or

                  (ii) if the Company elects to extend the Maturity Date beyond the Scheduled Maturity Date in accordance with
                           Section 2.2(b), the Extended Maturity Date; or

                  (iii) if the Company elects to accelerate the Maturity Date to be a date prior to the Scheduled Maturity Date in accordance with Section 2.2(c), the Accelerated Maturity Date.

         (b) the Company may at any time before the day which is 90 days before the Scheduled Maturity Date, elect to extend the Maturity Date to the Extended Maturity Date, provided that the Company has received the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve and further provided that the following conditions in this Section 2.2(b) are satisfied both at the date the Company gives notice in accordance with
                  Section 2.2(d) of its election to extend the Maturity Date and at the Scheduled Maturity Date:

                  (i) the Company is not in bankruptcy, otherwise insolvent or in liquidation;

                  (ii) the Company is not in default in the payment of interest or principal on the Debentures;

                  (iii)    the Trust  is  not  in   arrears   on   payments   of
                           Distributions on the Trust Securities issued by it and no deferred Distributions are accumulated; and

                  (iv) the Company has a rating on its Senior Debt of investment grade.

         (c) the Company may at any time before the day which is 90 days before the Scheduled Maturity Date and after March 31, 2002, elect to shorten the Maturity Date only once to the Accelerated Maturity Date provided that the Company has received the prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve.

         (d) if the Company elects to extend the Maturity Date in accordance with Section 2.2(b), the Company shall give notice to the registered holders of the Debentures, the Property Trustee and the Trust of the extension of the Maturity Date and the Extended Maturity Date at least 90 days and no more than 180 days before the Scheduled Maturity Date.

         (e) if the Company elects to accelerate the Maturity Date in accordance with Section 2.2(c), the Company shall give notice to the registered holders of the Debentures, the Property Trustee and the Trust of the extension of the Maturity Date and the Accelerated Maturity Date at least 90 days and no more than 180 days before the Accelerated Maturity Date.

Section 2.3. Form and.

         The Debentures shall be issued in fully registered certificated form without interest coupons. Principal and interest on the Debentures issued in certificated form shall be payable, the transfer of such Debentures shall be registrable and such Debentures shall be exchangeable for Debentures bearing identical terms and provisions at the office or agency of the Trustee; provided, however, that payment of interest may be made at the option of the Company by check mailed to the holder at such address as shall appear in the Debenture Register or by wire transfer to an account maintained by the holder as specified in the Debenture Register, provided that the holder provides proper transfer instructions by the regular record date. Notwithstanding the foregoing, so long as the holder of any Debentures is the Property Trustee, the payment of the principal of and interest (including Compounded Interest and Additional Interest, if any) on such Debentures held by the Property Trustee shall be made at such place and to such account as may be designated by the Property Trustee.

Section 2.4.      [Intentionally Omitted].

Section 2.5.      Interest.

         (a) Each Debenture shall bear interest at the rate of 9.25% per annum (the "Coupon Rate") from the original date of issuance until the principal thereof becomes due and payable, and on any overdue principal and (to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the Coupon Rate, compounded quarterly, payable (subject to the provisions of Article IV) quarterly in arrears on March 31, June 30, September 30 and December 31 of each year (each, an "Interest Payment Date," commencing on March 31, 1997), to the Person in whose name such Debenture or any Predecessor Debenture is registered, at the close of business on the regular record date for such interest installment, which shall be the fifteenth day of the last month of the calendar quarter.

         (b) The amount of interest payable for any period shall be computed on the basis of a 360-day year of twelve 30-day months. The amount of interest payable for any period shorter than a full quarterly period for which interest is computed shall be computed on the basis of the number of days elapsed in a 360-day year of twelve 30-day months. In the event that any date on which interest is payable on the Debentures is not a Business Day, then payment of interest payable on such date shall be made on the next succeeding day which is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on the date such payment was originally payable.

         (c) If, at any time while the Property Trustee is the holder of any Debentures, the Trust or the Property Trustee is required to pay any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States, or any other taxing authority, then, in any case, the Company shall pay as additional interest ("Additional Interest") on the Debentures held by the Property Trustee, such additional amounts as shall be required so that the net amounts received and retained by the Trust and the Property Trustee after paying such taxes, duties, assessments or other governmental charges shall be equal to the amounts the Trust and the Property Trustee would have received had no such taxes, duties, assessments or other government charges been imposed.

Section 2.6.      Execution and Authentications.

         (a) The Debentures shall be signed on behalf of the Company by its Chief Executive Officer, President or one of its Vice Presidents, under its corporate seal attested by its Secretary or one of its Assistant Secretaries. Signatures may be in the form of a manual or facsimile signature. The Company may use the facsimile signature of any Person who shall have been a Chief Executive Officer, President or Vice President thereof, or of any Person who shall have been a Secretary or Assistant Secretary thereof, notwithstanding the fact that at the time the Debentures shall be authenticated and delivered or disposed of such Person shall have ceased to be the Chief Executive Officer, President or a Vice President, or the Secretary or an Assistant Secretary, of the Company. The seal of the Company may be in the form of a facsimile of such seal and may be impressed, affixed, imprinted or otherwise reproduced on the Debentures. The Debentures may contain such notations, legends or endorsements required by law, stock exchange rule or usage. Each Debenture shall be dated the date of its authentication by the Trustee.

         (b) A Debenture shall not be valid until authenticated manually by an authorized signatory of the Trustee, or by an Authenticating Agent. Such signature shall be conclusive evidence that the Debenture so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture.

         (c) At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Debentures executed by the Company to the Trustee for authentication, together with a written order of the Company for the authentication and delivery of such Debentures signed by its Chief Executive Officer, President or any Vice President and its Treasurer or any Assistant Treasurer, and the Trustee in accordance with such written order shall authenticate and deliver such Debentures.

         (d) In authenticating such Debentures and accepting the additional responsibilities under this Indenture in relation to such Debentures, the Trustee shall be entitled to receive, and (subject to Section 9.1) shall be fully protected in relying upon, an Opinion of Counsel stating that the form and terms thereof have been established in conformity with the provisions of this Indenture.

         (e) The Trustee shall not be required to authenticate such Debentures if the issue of such Debentures pursuant to this Indenture shall affect the Trustee's own rights, duties or immunities under the Debentures and this Indenture or otherwise in a manner that is not reasonably acceptable to the Trustee.

Section 2.7.      Registration of Transfer and Exchange.

         (a) Debentures may be exchanged upon presentation thereof at the office or agency of the Company designated for such purpose in the Borough of Manhattan, The City of New York, or at the office of the Debenture Registrar, for other Debentures and for a like aggregate principal amount, upon payment of a sum sufficient to cover any tax or other governmental charge in relation thereto, all as provided in this Section 2.7. In respect of any Debentures so surrendered for exchange, the Company shall execute, the Trustee shall authenticate and such office or agency shall deliver in exchange therefor the Debenture or Debentures that the Debentureholder making the exchange shall be entitled to receive, bearing numbers not contemporaneously outstanding.

         (b) The Company shall keep, or cause to be kept, at its office or agency designated for such purpose in the Borough of Manhattan, The City of New York, or at the office of the Debenture Registrar, or such other location designated by the Company a register or registers (herein referred to as the "Debenture Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall register the Debentures and the transfers of Debentures as in this Article II provided and which at all reasonable times shall be open for inspection by the Trustee. The registrar for the purpose of registering Debentures and transfer of Debentures as herein provided shall initially be the Trustee and thereafter as may be appointed by the Company as authorized by Board Resolution (the "Debenture Registrar"). Upon surrender for transfer of any Debenture at the office or agency of the Company designated for such purpose, the Company shall execute, the Trustee shall authenticate and such office or agency shall deliver in the name of the transferee or transferees a new Debenture or Debentures for a like aggregate principal amount. All Debentures presented or surrendered for exchange or registration of transfer, as provided in this Section 2.7, shall be accompanied (if so required by the Company or the Debenture Registrar) by a written instrument or instruments of transfer, in form satisfactory to the Company or the Debenture Registrar, duly executed by the registered holder or by such holder's duly authorized attorney in writing.

         (c) No service charge shall be made for any exchange or registration of transfer of Debentures, or issue of new Debentures in case of partial redemption, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge in relation thereto, other than exchanges pursuant to Section 2.8, the second paragraph of Section 3.5 and Section 11.4 not involving any transfer.

         (d) The Company shall not be required (i) to issue, exchange or register the transfer of any Debentures during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of less than all the Outstanding Debentures and ending at the close of business on the day of such mailing; nor (ii) to register the transfer of or exchange any Debentures or portions thereof called for redemption.

Section 2.8.      Temporary Debentures.

         Pending the preparation of definitive Debentures, the Company may execute, and the Trustee shall authenticate and deliver, temporary Debentures (printed, lithographed, or typewritten). Such temporary Debentures shall be substantially in the form of the definitive Debentures in lieu of which they are issued, but with such omissions, insertions and variations as may be appropriate for temporary Debentures, all as may be determined by the Company. Every temporary Debenture shall be executed by the Company and be authenticated by the Trustee upon the same conditions and in substantially the same manner, and with like effect, as the definitive Debentures. Without unnecessary delay the Company shall execute and shall furnish definitive Debentures and thereupon any or all temporary Debentures may be surrendered in exchange therefor (without charge to the holders), at the office or agency of the Company designated for the purpose in the Borough of Manhattan, The City of New York, and the Trustee shall authenticate and such office or agency shall deliver in exchange for such temporary Debentures an equal aggregate principal amount of definitive Debentures, unless the Company advises the Trustee to the effect that definitive Debentures need not be executed and furnished until further notice from the Company. Until so exchanged, the temporary Debentures shall be entitled to the same benefits under this Indenture as definitive Debentures authenticated and delivered hereunder.

Section 2.9.      Mutilated, Destroyed, Lost or Stolen Debentures.

         (a) In case any temporary or definitive Debenture shall become mutilated or be destroyed, lost or stolen, the Company (subject to the next succeeding sentence) shall execute, and upon the Company's request the Trustee (subject as aforesaid) shall authenticate and deliver, a new Debenture bearing a number not contemporaneously outstanding, in exchange and substitution for the mutilated Debenture, or in lieu of and in substitution for the Debenture so destroyed, lost or stolen. In every case the applicant for a substituted Debenture shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless, and, in every case of destruction, loss or theft, the applicant shall also furnish to the Company and the Trustee evidence to their satisfaction of the destruction, loss or theft of the applicant's Debenture and of the ownership thereof. The Trustee may authenticate any such substituted Debenture and deliver the same upon the written request or authorization of the Chairman, President or any

Vice-President and the Treasurer or any Assistant Treasurer of the Company. Upon the issuance of any substituted Debenture, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith. In case any Debenture that has matured or is about to mature shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substitute Debenture, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Debenture) if the applicant for such payment shall furnish to the Company and the Trustee such security or indemnity as they may require to save them harmless, and, in case of destruction, loss or theft, evidence to the satisfaction of the Company and the Trustee of the destruction, loss or theft of such Debenture and of the ownership thereof.

         (b) Every replacement Debenture issued pursuant to the provisions of this Section 2.9 shall constitute an additional contractual obligation of the Company whether or not the mutilated, destroyed, lost or stolen Debenture shall be found at any time, or be enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Debentures duly issued hereunder. All Debentures shall be held and owned upon the express condition that the foregoing provisions are exclusive with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures, and shall preclude (to the extent lawful) any and all other rights or remedies, notwithstanding any law or statute existing or hereafter enacted to the contrary with respect to the replacement or payment of negotiable instruments or other securities without their surrender.

Section 2.10.     Cancellation.

         All Debentures surrendered for the purpose of payment, redemption, exchange or registration of transfer shall, if surrendered to the Company or any paying agent, be delivered to the Trustee for cancellation, or, if surrendered to the Trustee, shall be canceled by it, and no Debentures shall be issued in lieu thereof except as expressly required or permitted by any of the provisions of this Indenture. On request of the Company at the time of such surrender, the Trustee shall deliver to the Company canceled Debentures held by the Trustee. In the absence of such request the Trustee may dispose of canceled Debentures in accordance with its standard procedures and deliver a certificate of disposition to the Company. If the Company shall otherwise acquire any of the Debentures, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Debentures unless and until the same are delivered to the Trustee for cancellation.


Section 2.11.     Benefit of Indenture.

         Nothing in this Indenture or in the Debentures, express or implied, shall give or be construed to give to any Person, other than the parties hereto and the holders of the Debentures (and, with respect to the provisions of Article XVI, the holders of Senior Indebtedness) any legal or equitable right, remedy or claim under or in respect of this Indenture, or under any covenant, condition or provision herein contained; all such covenants, conditions and provisions being for the sole benefit of the parties hereto and of the holders of the Debentures (and, with respect to the provisions of Article XVI, the holders of Senior Indebtedness).

Section 2.12.     Authentication Agent.

         (a) So long as any of the Debentures remain Outstanding there may be an Authenticating Agent for any or all such Debentures, which the Trustee shall have the right to appoint. Said Authenticating Agent shall be authorized to act on behalf of the Trustee to authenticate Debentures issued upon exchange, transfer or partial redemption thereof, and Debentures so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. All references in this Indenture to the authentication of Debentures by the Trustee shall be deemed to include authentication by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall be a corporation that has a combined capital and surplus, as most recently reported or determined by it, sufficient under the laws of any jurisdiction under which it is organized or in which it is doing business to conduct a trust business, and that is otherwise authorized under such laws to conduct such business and is subject to supervision or examination by federal or state authorities. If at any time any Authenticating Agent shall cease to be eligible in accordance with these provisions, it shall resign immediately.

         (b) Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time (and upon request by the Company shall) terminate the agency of any Authenticating Agent by giving written notice of termination to such Authenticating Agent and to the Company. Upon resignation, termination or cessation of eligibility of any Authenticating Agent, the Trustee may appoint an eligible successor Authenticating Agent acceptable to the Company. Any successor Authenticating Agent, upon acceptance of its appointment hereunder, shall become vested with all the rights, powers and duties of its predecessor hereunder as if originally named as an Authenticating Agent pursuant hereto.


                                  ARTICLE III.
                            REDEMPTION OF DEBENTURES

Section 3.1.      Redemption.

         Subject to the Company having received prior approval of the Federal Reserve, if then required under the applicable capital guidelines or policies of the Federal Reserve, the Company may redeem the Debentures issued hereunder on and after the dates set forth in and in accordance with the terms of this
Article III.

Section 3.2.      Special Event Redemption.

         Subject to the Company having received the prior approval of the Federal Reserve, if then required under the applicable capital guidelines or policies of the Federal Reserve, if a Special Event has occurred and is continuing, then, notwithstanding Section 3.3(a) but subject to Section 3.3(b), the Company shall have the right upon not less than 30 days nor more than 60 days notice to the holders of the Debentures to redeem the Debentures, in whole but not in part, for cash within 180 days following the occurrence of such Special Event (the "180-Day Period") at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest thereon to the date of such redemption (the "Redemption Price"), provided that if at the time there is available to the Company the opportunity to eliminate, within the 180-Day Period, a Tax Event by taking some ministerial action (a "Ministerial Action"), such as filing a form or making an election, or pursuing some other similar reasonable measure which has no adverse effect on the Company, the Trust or the holders of the Trust Securities issued by the Trust, the Company shall pursue such Ministerial Action in lieu of redemption, and, provided further, that the Company shall have no right to redeem the Debentures while the Trust is pursuing any Ministerial Action pursuant to its obligations under the Trust Agreement. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or such earlier time as the Company determines, provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

Section 3.3.      Optional Redemption by Company.

         (a) Subject to the provisions of Section 3.3(b), except as otherwise may be specified in this Indenture, the Company shall have the right to redeem the Debentures, in whole or in part, from time to time, on or after March 31, 2002, at a Redemption Price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest thereon to the date of such redemption. Any redemption pursuant to this Section 3.3(a) shall be made upon not less than 30 days nor more than 60 days notice to the holder of the Debentures, at the Redemption Price. If the Debentures are only partially redeemed pursuant to this
Section 3.3, the Debentures shall be redeemed pro rata or by lot or in such other manner as the Trustee shall deem appropriate and fair in its discretion. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or at such earlier time as the Company determines provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

         (b) If a partial redemption of the Debentures would result in the delisting of the Preferred Securities issued by the Trust from The Nasdaq Stock Market's National Market or any national securities exchange or other organization on which the Preferred Securities are then listed, the Company shall not be permitted to effect such partial redemption and may only redeem the Debentures in whole.

Section 3.4.      Notice of Redemption.

         (a) In case the Company shall desire to exercise such right to redeem all or, as the case may be, a portion of the Debentures in accordance with the right reserved so to do, the Company shall, or shall cause the Trustee to upon receipt of 45 days' written notice from the Company (which notice shall, in the event of a partial redemption, include a representation to the effect that such partial redemption shall not result in the delisting of the Preferred Securities as described in Section 3.3(b) above), give notice of such redemption to holders of the Debentures to be redeemed by mailing, first class postage prepaid, a notice of such redemption not less than 30 days and not more than 60 days before the date fixed for redemption to such holders at their last addresses as they shall appear upon the Debenture Register unless a shorter period is specified in the Debentures to be redeemed. Any notice that is mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the registered holder receives the notice. In any case, failure duly to give such notice to the holder of any Debenture designated for redemption in whole or in part, or any defect in the notice, shall not affect the validity of the proceedings for the redemption of any other Debentures. In the case of any redemption of Debentures prior to the expiration of any restriction on such redemption provided in the terms of such Debentures or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with any such restriction. Each such notice of redemption shall specify the date fixed for redemption and the Redemption Price and shall state that payment of the Redemption Price shall be made at the office or agency of the Company in the Borough of Manhattan, The City of New York or at the Corporate Trust Office, upon presentation and surrender of such Debentures, that interest accrued to the date fixed for redemption shall be paid as specified in said notice and that from and after said date interest shall cease to accrue. If less than all the Debentures are to be redeemed, the notice to the holders of the Debentures shall specify the particular Debentures to be redeemed. If the Debentures are to be redeemed in part only, the notice shall state the portion of the principal amount thereof to be redeemed and shall state that on and after the redemption date, upon surrender of such Debenture, a new Debenture or Debentures in principal amount equal to the unredeemed portion thereof shall be issued.

         (b) If less than all the Debentures are to be redeemed, the Company shall give the Trustee at least 45 days' notice in advance of the date fixed for redemption as to the aggregate principal amount of Debentures to be redeemed, and thereupon the Trustee shall select, by lot or in such other manner as it shall deem appropriate and fair in its discretion, the portion or portions (equal to $25 or any integral multiple thereof) of the Debentures to be redeemed and shall thereafter promptly notify the Company in writing of the numbers of the Debentures to be redeemed, in whole or in part. The Company may, if and whenever it shall so elect pursuant to the terms hereof, by delivery of instructions signed on its behalf by its President or any Vice President, instruct the Trustee or any paying agent to call all or any part of the Debentures for redemption and to give notice of redemption in the manner set forth in this Section 3.4, such notice to be in the name of the Company or its own name as the Trustee or such paying agent may deem advisable. In any case in which notice of redemption is to be given by the Trustee or any such paying agent, the Company shall deliver or cause to be delivered to, or permit to remain with, the Trustee or such paying agent, as the case may be, such Debenture Register, transfer books or other records, or suitable copies or extracts therefrom, sufficient to enable the Trustee or such paying agent to give any notice by mail that may be required under the provisions of this
Section 3.4.



Section 3.5.      Payment Upon Redemption.

         (a) If the giving of notice of redemption shall have been completed as above provided, the Debentures or portions of Debentures to be redeemed specified in such notice shall become due and payable on the date and at the place stated in such notice at the applicable Redemption Price, and interest on such Debentures or portions of Debentures shall cease to accrue on and after the date fixed for redemption, unless the Company shall default in the payment of such Redemption Price with respect to any such Debenture or portion thereof. On presentation and surrender of such Debentures on or after the date fixed for redemption at the place of payment specified in the notice, said Debentures shall be paid and redeemed at the Redemption Price (but if the date fixed for redemption is an interest payment date, the interest installment payable on such date shall be payable to the registered holder at the close of business on the applicable record date pursuant to Section 3.3).

         (b) Upon presentation of any Debenture that is to be redeemed in part only, the Company shall execute and the Trustee shall authenticate and the office or agency where the Debenture is presented shall deliver to the holder thereof, at the expense of the Company, a new Debenture of authorized denomination in principal amount equal to the unredeemed portion of the Debenture so presented.

Section 3.6.      No Sinking Fund.

         The Debentures are not entitled to the benefit of any sinking fund.


                                   ARTICLE IV.
                      EXTENSION OF INTEREST PAYMENT PERIOD

Section 4.1.      Extension of Interest Payment Period.

         So long as no Event of Default has occurred and is continuing, the Company shall have the right, at any time and from time to time during the term of the Debentures, to defer payments of interest by extending the interest payment period of such Debentures for a period not exceeding 20 consecutive quarters (the "Extended Interest Payment Period"), during which Extended Interest Payment Period no interest shall be due and payable; provided that no Extended Interest Payment Period may extend beyond the Maturity Date. Interest, the payment of which has been deferred because of the extension of the interest payment period pursuant to this Section 4.1, shall bear interest thereon at the Coupon Rate compounded quarterly for each quarter of the Extended Interest Payment Period ("Compounded Interest"). At the end of the Extended Interest Payment Period, the Company shall calculate (and deliver such calculation to the Trustee) and pay all interest accrued and unpaid on the Debentures, including any Additional Interest and Compounded Interest (together, "Deferred Interest") that shall be payable to the holders of the Debentures in whose names the Debentures are registered in the Debenture Register on the first record date after the end of the Extended Interest Payment Period. Before the termination of any Extended Interest Payment Period, the Company may further extend such period, provided that such period together with all such further extensions thereof shall not exceed 20 consecutive quarters, or extend beyond the Maturity Date of the Debentures. Upon the termination of any Extended Interest Payment Period and upon the payment of all Deferred Interest then due, the Company may commence a new Extended Interest Payment Period, subject to the foregoing requirements. No interest shall be due and payable during an Extended Interest Payment Period, except at the end thereof, but the Company may prepay at any time all or any portion of the interest accrued during an Extended Interest Payment Period.

Section 4.2.      Notice of Extension.

         (a) If the Property Trustee is the only registered holder of the Debentures at the time the Company selects an Extended Interest Payment Period, the Company shall give written notice to the Administrative Trustees, the Property Trustee and the Trustee of its selection of such Extended Interest

Payment Period two Business Days before the earlier of (i) the next succeeding date on which Distributions on the Trust Securities issued by the Trust are payable; or (ii) the date the Trust is required to give notice of the record date, or the date such Distributions are payable, to The Nasdaq Stock Market's National Market or other applicable self-regulatory organization or to holders of the Preferred Securities issued by the Trust, but in any event at least one Business Day before such record date.

         (b) If the Property Trustee is not the only holder of the Debentures at the time the Company selects an Extended Interest Payment Period, the Company shall give the holders of the Debentures and the Trustee written notice of its selection of such Extended Interest Payment Period at least two Business Days before the earlier of (i) the next succeeding Interest Payment Date; or (ii) the date the Company is required to give notice of the record or payment date of such interest payment to The Nasdaq Stock Market's National Market or other applicable self-regulatory organization or to holders of the Debentures.

         (c) The quarter in which any notice is given pursuant to paragraphs (a) or (b) of this Section 4.2 shall be counted as one of the 20 quarters permitted in the maximum Extended Interest Payment Period permitted under Section 4.1.

Section 4.3.      Limitation on Transactions.

         If (i) the Company shall exercise its right to defer payment of interest as provided in Section 4.1; or (ii) there shall have occurred any Event of Default, then (a) the Company shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock (other than (i) as a result of a reclassification of its capital stock for another class of its capital stock; or (ii) the conversion of the Company's Class A Convertible, Adjustable Rate Preferred Stock to the Company's common stock, par value $250.00 per share); (b) the Company shall not make any payment of interest, principal or premium, if any, or repay, repurchase or redeem any debt securities issued by the Company which rank pari passu with or junior to the Debentures; provided, however, that notwithstanding the foregoing the Company may make payments pursuant to its obligations under the Preferred Securities Guarantee; and (c) the Company shall not redeem, purchase or acquire less than all of the outstanding Debentures or any of the Preferred Securities.

                                   ARTICLE V.
                       PARTICULAR COVENANTS OF THE COMPANY

Section 5.1.      Payment of Principal and Interest.

         The Company shall duly and punctually pay or cause to be paid the principal of and interest on the Debentures at the time and place and in the manner provided herein.

Section 5.2.      Maintenance of Agency.

         So long as any of the Debentures remain Outstanding, the Company shall maintain an office or agency in the Borough of Manhattan, The City of New York, and at such other location or locations as may be designated as provided in this
Section 5.2, where (i) Debentures may be presented for payment; (ii) Debentures may be presented as hereinabove authorized for registration of transfer and exchange; and (iii) notices and demands to or upon the Company in respect of the Debentures and this Indenture may be given or served, such designation to continue with respect to such office or agency until the Company shall, by written notice signed by its President or a Vice President and delivered to the Trustee, designate some other office or agency for such purposes or any of them. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, notices and demands. In addition to any such office or agency, the Company may from time to time designate one or more offices or agencies outside of the Borough of Manhattan, The City of New York, where the Debentures may be presented for registration or transfer and for exchange in the manner provided herein, and the Company may from time to time rescind such designation as the Company may deem desirable or expedient; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain any such office or agency in the Borough of Manhattan, The City of New York, for the purposes above mentioned. The Company shall give the Trustee prompt written notice of any such designation or rescission thereof.

Section 5.3.      Paying Agents.

         (a) The Property Trustee shall act as the Paying Agent. If the Company shall appoint one or more paying agents for the Debentures, other than the Trustee, the Company shall cause each such paying agent to execute and deliver to the Trustee an instrument in which such agent shall agree with the Trustee, subject to the provisions of this Section 5.3:

                  (i) that it shall hold all sums held by it as such agent for the payment of the principal of or interest on the Debentures (whether such sums have been paid to it by the Company or by any other obligor of such Debentures) in trust for the benefit of the Persons entitled thereto;

                  (ii) that it shall give the Trustee notice of any failure by the Company (or by any other obligor of such Debentures) to make any payment of the principal of or interest on the Debentures when the same shall be due and payable;

                  (iii) that it shall, at any time during the continuance of any failure referred to in the preceding paragraph (a)(ii) above, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such paying agent; and

                  (iv) that it shall perform all other duties of paying agent as set forth in this Indenture.

         (b) If the Company shall act as its own paying agent with respect to the Debentures, it shall on or before each due date of the principal of or interest on such Debentures, set aside, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay such principal or interest so becoming due on Debentures until such sums shall be paid to such Persons or otherwise disposed of as herein provided and shall promptly notify the Trustee of such action, or any failure (by it or any other obligor on such Debentures) to take such action. Whenever the Company shall have one or more paying agents for the Debentures, it shall, prior to each due date of the principal of or interest on any Debentures, deposit with the paying agent a sum sufficient to pay the principal or interest so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such principal or interest, and (unless such paying agent is the Trustee) the Company shall promptly notify the Trustee of this action or failure so to act.

         (c) Notwithstanding anything in this Section 5.3 to the contrary, (i) the agreement to hold sums in trust as provided in this Section 5.3 is subject to the provisions of Section 13.3 and 13.4; and (ii) the Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or direct any paying agent to pay, to the Trustee all sums held in trust by the Company or such paying agent, such sums to be held by the Trustee upon the same terms and conditions as those upon which such sums were held by the Company or such paying agent; and, upon such payment by any paying agent to the Trustee, such paying agent shall be released from all further liability with respect to such money.

Section 5.4.      Appointment to Fill Vacancy in Office of Trustee.

         The Company, whenever necessary to avoid or fill a vacancy in the office of Trustee, shall appoint, in the manner provided in Section 9.10, a Trustee, so that there shall at all times be a Trustee hereunder.

Section 5.5.      Compliance with Consolidation Provisions.

         The Company shall not, while any of the Debentures remain outstanding, consolidate with, or merge into, or merge into itself, or sell or convey all or substantially all of its property to any other company unless the provisions of
Article XII hereof are complied with.

Section 5.6.      Limitation on Transactions.

         If Debentures are issued to the Trust or a trustee of the Trust in connection with the issuance of Trust Securities by the Trust and (i) there shall have occurred any event that would constitute an Event of Default; (ii) the Company shall be in default with respect to its payment of any obligations under the Preferred Securities Guarantee relating to the Trust; or (iii) the Company shall have given notice of its election to defer payments of interest on such Debentures by extending the interest payment period as provided in this

Indenture and such period, or any extension thereof,  shall be continuing,  then
(a) the Company shall not declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock (other than (i) as a result of a reclassification of its capital stock for another class of its capital stock; or
(ii) the conversion of the Company's Class A Convertible, Adjustable Rate Preferred Stock to the Company's common stock, par value $250.00 per share); (b) the Company shall not make any payment of interest, principal or premium, if any, or repay, repurchase or redeem any debt securities issued by the Company which rank pari passu with or junior to the Debentures; provided, however, that the Company may make payments pursuant to its obligations under the Preferred Securities Guarantee; and (c) the Company shall not redeem, purchase or acquire less than all of the outstanding Debentures or any of the Preferred Securities.

Section 5.7.      Covenants as to the Trust.

         For so long as such Trust Securities of the Trust remain outstanding, the Company shall (i) maintain 100% direct or indirect ownership of the Common Securities of the Trust; provided, however, that any permitted successor of the Company under this Indenture may succeed to the Company's ownership of the Common Securities; (ii) not voluntarily terminate, wind up or liquidate the Trust, except upon prior approval of the Federal Reserve if then so required under applicable capital guidelines or policies of the Federal Reserve and use its reasonable efforts to cause the Trust (a) to remain a business trust, except in connection with a distribution of Debentures, the redemption of all of the Trust Securities of the Trust or certain mergers, consolidations or amalgamations, each as permitted by the Trust Agreement; and (b) to otherwise continue not to be treated as an association taxable as a corporation or partnership for United States federal income tax purposes; and (iii) use its reasonable efforts to cause each holder of Trust Securities to be treated as owning an individual beneficial interest in the Debentures. In connection with the distribution of the Debentures to the holders of the Preferred Securities issued by the Trust upon a Dissolution Event, the Company shall use its best efforts to list such Debentures on The Nasdaq Stock Market's National Market or on such other exchange as the Preferred Securities are then listed.

Section 5.8.      Covenants as to Purchases.

         Prior to March 31, 2002, the Company shall not purchase any Debentures, in whole or in part, from the Trust.


                                   ARTICLE VI.
                       DEBENTUREHOLDERS' LISTS AND REPORTS
                         BY THE COMPANY AND THE TRUSTEE

Section 6.1.      Company   to  Furnish   Trustee   Names   and   Addresses   of
                  Debentureholders.

         The Company shall furnish or cause to be furnished to the Trustee (a) on a monthly basis on each regular record date (as described in Section 2.5) a list, in such form as the Trustee may reasonably require, of the names and addresses of the holders of the Debentures as of such regular record date, provided that the Company shall not be obligated to furnish or cause to furnish such list at any time that the list shall not differ in any respect from the most recent list furnished to the Trustee by the Company (in the event the Company fails to provide such list on a monthly basis, the Trustee shall be entitled to rely on the most recent list provided by the Company); and (b) at such other times as the Trustee may request in writing within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished; provided, however, that, in either case, no such list need be furnished if the Trustee shall be the Debenture Registrar.

Section 6.2.   Preservation of Information Communications with Debentureholders.

         (a) The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the holders of Debentures contained in the most recent list furnished to it as provided in
Section 6.1 and as to the names and addresses of holders of Debentures received by the Trustee in its capacity as registrar for the Debentures (if acting in such capacity).

          (b) The Trustee may  destroy any list  furnished  to it as provided in
Section 6.1 upon receipt of a new list so furnished.

         (c) Debentureholders may communicate as provided in Section 312(b) of the Trust Indenture Act with other Debentureholders with respect to their rights under this Indenture or under the Debentures.

Section 6.3.      Reports by the.

         (a) The Company covenants and agrees to file with the Trustee, within 15 days after the Company is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may from time to time by rules and regulations prescribe) that the Company may be required to file with the Commission pursuant to Section 13 or Section 15(d) of the Exchange Act; or, if the Company is not required to file information, documents or reports pursuant to either of such sections, then to file with the Trustee and the Commission, in accordance with the rules and regulations prescribed from time to time by the Commission, such of the supplementary and periodic information, documents and reports that may be required pursuant to
Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations.

         (b) The Company covenants and agrees to file with the Trustee and the Commission, in accordance with the rules and regulations prescribed from to time by the Commission, such additional information, documents and reports with respect to compliance by the Company with the conditions and covenants provided for in this Indenture as may be required from time to time by such rules and regulations.

         (c) The Company covenants and agrees to transmit by mail, first class postage prepaid, or reputable over-night delivery service that provides for evidence of receipt, to the Debentureholders, as their names and addresses appear upon the Debenture Register, within 30 days after the filing thereof with the Trustee, such summaries of any information, documents and reports required to be filed by the Company pursuant to subsections (a) and (b) of this Section
6.3 as may be required by rules and regulations prescribed from time to time by the Commission.

Section 6.4.      Reports by the Trustee.

         (a) On or before July 15 in each year in which any of the Debentures are Outstanding, the Trustee shall transmit by mail, first class postage prepaid, to the Debentureholders, as their names and addresses appear upon the Debenture Register, a brief report dated as of the preceding May 15, if and to the extent required under Section 313(a) of the Trust Indenture Act.

          (b) The Trustee shall comply with Section 313(b) and 313(c) of the Trust Indenture Act.

         (c) A copy of each such report shall, at the time of such transmission to Debentureholders, be filed by the Trustee with the Company, with each stock exchange upon which any Debentures are listed (if so listed) and also with the Commission. The Company agrees to notify the Trustee when any Debentures become listed on any stock exchange.


                                  ARTICLE VII.
                  REMEDIES OF THE TRUSTEE AND DEBENTUREHOLDERS
                               ON EVENT OF DEFAULT

Section 7.1.      Events of

         (a) Whenever used herein with respect to the Debentures, "Event of Default" means any one or more of the following events that has occurred and is continuing:

                  (i) the Company defaults in the payment of any installment of interest upon any of the Debentures, as and when the same shall become due and payable, and continuance of such default for a period of 30 days; provided, however, that a valid extension of an interest payment period by the Company in accordance with the terms of this Indenture shall not constitute a default in the payment of interest for this purpose;

                  (ii) the Company defaults in the payment of the principal on the Debentures as and when the same shall become due and payable whether at maturity, upon redemption, by declaration or otherwise; provided, however, that a valid extension of the maturity of such Debentures in accordance with the terms of this Indenture shall not constitute a default in the payment of principal;

                  (iii) the Company fails to observe or perform any other of its covenants or agreements with respect to the Debentures for a period of 90 days after the date on which written notice of such failure, requiring the same to be remedied and stating that such notice is a "Notice of Default" hereunder, shall have been given to the Company by the Trustee, by registered or certified mail, or to the Company and the Trustee by the holders of at least 25% in principal amount of the Debentures at the time Outstanding;

                  (iv) the Company pursuant to or within the meaning of any Bankruptcy Law (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian of it or for all or substantially all of its property; or (iv) makes a general assignment for the benefit of its creditors;

                  (v) a court of competent jurisdiction enters an order under any Bankruptcy Law that (i) is for relief against the Company in an involuntary case; (ii) appoints a Custodian of the Company for all or substantially all of its property; or (iii) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 90 days; or

                  (vi) the Trust shall have voluntarily or involuntarily dissolved, wound-up its business or otherwise terminated its existence except in connection with (i) the distribution of Debentures to holders of Trust Securities in liquidation of their interests in the Trust;
         (ii) the redemption of all of the outstanding Trust Securities of the Trust; or (iii) certain mergers, consolidations or amalgamations, each as permitted by the Trust Agreement.

         (b) In each and every such case, unless the principal of all the Debentures shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debentures then Outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by such Debentureholders) may declare the principal of all the Debentures to be due and payable immediately, and upon any such declaration the same shall become and shall be immediately due and payable, notwithstanding anything contained in this Indenture or in the Debentures.

         (c) At any time after the principal of the Debentures shall have been so declared due and payable, and before any judgment or decree for the payment of the moneys due shall have been obtained or entered as hereinafter provided, the holders of a majority in aggregate principal amount of the Debentures then Outstanding hereunder, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if: (i) the Company has paid or deposited with the Trustee a sum sufficient to pay all matured installments of interest upon all the Debentures and the principal of any and all Debentures that shall have become due otherwise than by acceleration (with interest upon such principal, and upon overdue installments of interest, at the rate per annum expressed in the Debentures to the date of such payment or deposit) and the amount payable to the Trustee under Section 9.6; and (ii) any and all Events of Default under this Indenture, other than the nonpayment of principal on Debentures that shall not have become due by their terms, shall have been remedied or waived as provided in Section 7.6. No such rescission and annulment shall extend to or shall affect any subsequent default or impair any right consequent thereon.

         (d) In case the Trustee shall have proceeded to enforce any right with respect to Debentures under this Indenture and such proceedings shall have been discontinued or abandoned because of such rescission or annulment or for any other reason or shall have been determined adversely to the Trustee, then and in every such case the Company and the Trustee shall be restored respectively to their former positions and rights hereunder, and all rights, remedies and powers of the Company and the Trustee shall continue as though no such proceedings had been taken.

Section 7.2.    Collection of Indebtedness and Suits for Enforcement by Trustee.

         (a) The Company covenants that (1) in case it shall default in the payment of any installment of interest on any of the Debentures, and such default shall have continued for a period of 90 Business Days; or (2) in case it shall default in the payment of the principal of any of the Debentures when the same shall have become due and payable, whether upon maturity of the Debentures or upon redemption or upon declaration or otherwise, then, upon demand of the Trustee, the Company shall pay to the Trustee, for the benefit of the holders of the Debentures, the whole amount that then shall have been become due and payable on all such Debentures for principal or interest, or both, as the case may be, with interest upon the overdue principal and (if the Debentures are held by the Trust or a trustee of the Trust, without duplication of any other amounts paid by the Trust or trustee in respect thereof) upon overdue installments of interest at the rate per annum expressed in the Debentures; and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, and the amount payable to the Trustee under Section 9.7.

         (b) If the Company shall fail to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, shall be entitled and empowered to institute any action or proceedings at law or in equity for the collection of the sums so due and unpaid, and may prosecute any such action or proceeding to judgment or final decree, and may enforce any such judgment or final decree against the Company or other obligor upon the Debentures and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or other obligor upon the Debentures, wherever situated.

         (c) In case of any receivership, insolvency, liquidation, bankruptcy, reorganization, readjustment, arrangement, composition or judicial proceedings affecting the Company or the creditors or property of either, the Trustee shall have power to intervene in such proceedings and take any action therein that may be permitted by the court and shall (except as may be otherwise provided by law) be entitled to file such proofs of claim and other papers and documents as may be necessary or advisable in order to have the claims of the Trustee and of the holders of the Debentures allowed for the entire amount due and payable by the Company under this Indenture at the date of institution of such proceedings and for any additional amount that may become due and payable by the Company after such date, and to collect and receive any moneys or other property payable or deliverable on any such claim, and to distribute the same after the deduction of the amount payable to the Trustee under Section 9.7; and any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized by each of the holders of the Debentures to make such payments to the Trustee, and, in the event that the Trustee shall consent to the making of such payments directly to such Debentureholders, to pay to the Trustee any amount due it under Section 9.7.

         (d) All rights of action and of asserting claims under this Indenture, or under any of the terms established with respect to Debentures, may be enforced by the Trustee without the possession of any of such Debentures, or the production thereof at any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for payment to the Trustee of any amounts due under Section 9.7, be for the ratable benefit of the holders of the Debentures. In case of an Event of Default hereunder, the Trustee may in its discretion proceed to protect and enforce the rights vested in it by this Indenture by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any of such rights, either at law or in equity or in bankruptcy or otherwise, whether for the specific enforcement of any covenant or agreement contained in this Indenture or in aid of the exercise of any power granted in this Indenture, or to enforce any other legal or equitable right vested in the Trustee by this Indenture or by law. Nothing contained herein shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Debentureholder any plan of reorganization, arrangement, adjustment or composition affecting the Debentures or the rights of any holder thereof or to authorize the Trustee to vote in respect of the claim of any Debentureholder in any such proceeding.

Section 7.3.      Application of Moneys Collected.

         Any moneys collected by the Trustee pursuant to this Article VII with respect to the Debentures shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such moneys on account of principal or interest, upon presentation of the Debentures, and notation thereon the payment, if only partially paid, and upon surrender thereof if fully paid:

                  FIRST: To the payment of costs and expenses of collection and of all amounts payable to the Trustee under Section 9.7;

                  SECOND: To the payment of all Senior Indebtedness of the Company if and to the extent required by Article XVI; and

                  THIRD: To the payment of the amounts then due and unpaid upon the Debentures for principal and interest, in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Debentures for principal and interest, respectively.

Section 7.4.      Limitation on Suits.

         (a) No holder of any Debenture shall have any right by virtue or by availing of any provision of this Indenture to institute any suit, action or proceeding in equity or at law upon or under or with respect to this Indenture or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless (i) such holder previously shall have given to the Trustee written notice of an Event of Default and of the continuance thereof with respect to the Debentures specifying such Event of Default, as hereinbefore provided; (ii) the holders of not less than 25% in aggregate principal amount of the Debentures then Outstanding shall have made written request upon the Trustee to institute such action, suit or proceeding in its own name as trustee hereunder; (iii) such holder or holders shall have offered to the Trustee such reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred therein or thereby; and (iv) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity, shall have failed to institute any such action, suit or proceeding; and (v) during such 60 day period, the holders of a majority in principal amount of the Debentures do not give the Trustee a direction inconsistent with the request.

         (b) Notwithstanding anything contained herein to the contrary or any other provisions of this Indenture, the right of any holder of the Debentures to receive payment of the principal of and interest on the Debentures, as therein provided, on or after the respective due dates expressed in such Debenture (or in the case of redemption, on the redemption date), or to institute suit for the enforcement of any such payment on or after such respective dates or redemption date, shall not be impaired or affected without the consent of such holder and by accepting a Debenture hereunder it is expressly understood, intended and covenanted by the taker and holder of every Debenture with every other such taker and holder and the Trustee, that no one or more holders of Debentures shall have any right in any manner whatsoever by virtue or by availing of any provision of this Indenture to affect, disturb or prejudice the rights of the holders of any other of such Debentures, or to obtain or seek to obtain priority over or preference to any other such holder, or to enforce any right under this Indenture, except in the manner herein provided and for the equal, ratable and common benefit of all holders of Debentures. For the protection and enforcement of the provisions of this Section 7.4, each and every Debentureholder and the Trustee shall be entitled to such relief as can be given either at law or in equity.

Section 7.5.      Rights and Remedies Cumulative; Delay or Omission not Waiver.

         (a) Except as otherwise provided in Section 2.9, all powers and remedies given by this Article VII to the Trustee or to the Debentureholders shall, to the extent permitted by law, be deemed cumulative and not exclusive of any other powers and remedies available to the Trustee or the holders of the Debentures, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements contained in this Indenture or otherwise established with respect to such Debentures.

         (b) No delay or omission of the Trustee or of any holder of any of the Debentures to exercise any right or power accruing upon any Event of Default occurring and continuing as aforesaid shall impair any such right or power, or shall be construed to be a waiver of any such default or on acquiescence therein; and, subject to the provisions of Section 7.4, every power and remedy given by this Article VII or by law to the Trustee or the Debentureholders may be exercised from time to time, and as often as shall be deemed expedient, by the Trustee or by the Debentureholders.

Section 7.6.      Control by Debentureholders.

         The holders of a majority in aggregate principal amount of the Debentures at the time Outstanding, determined in accordance with Section 10.4, shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee; provided, however, that such direction shall not be in conflict with any rule of law or with this Indenture. Subject to the provisions of Section 9.1, the Trustee shall have the right to decline to follow any such direction if the Trustee in good faith shall, by a Responsible Officer or Officers of the Trustee, determine that the proceeding so directed would involve the Trustee in personal liability. The holders of a majority in aggregate principal amount of the Debentures at the time Outstanding affected thereby, determined in accordance with Section 10.4, may on behalf of the holders of all of the Debentures waive any past default in the performance of any of the covenants contained herein and its consequences, except (i) a default in the payment of the principal of or interest on, any of the Debentures as and when the same shall become due by the terms of such Debentures otherwise than by acceleration (unless such default has been cured and a sum sufficient to pay all matured installments of interest and principal has been deposited with the Trustee (in accordance with Section 7.1(c)); (ii) a default in the covenants contained in Section 5.6; or (iii) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the holder of each Outstanding Debenture affected; provided, however, that if the Debentures are held by the Trust or a trustee of the Trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in liquidation preference of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver; provided further, that if the consent of the holder of each Outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of this Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

Section 7.7.      Undertaking to Pay Costs.

         All parties to this Indenture agree, and each holder of any Debentures by such holder's acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.8 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Debentureholder, or group of Debentureholders holding more than 10% in aggregate principal amount of the Outstanding Debentures, or to any suit instituted by any Debentureholder for the enforcement of the payment of the principal of or interest on the Debentures, on or after the respective due dates expressed in such Debenture or established pursuant to this Indenture.


                                  ARTICLE VIII.
                      FORM OF DEBENTURE AND ORIGINAL ISSUE

Section 8.1.      Form of Debenture.

         The Debenture and the Trustee's Certificate of Authentication to be endorsed thereon are to be substantially in the forms contained as Exhibit A attached hereto and incorporated herein by reference.

Section 8.2.      Original Issue of Debentures.

         Debentures in the aggregate principal amount of $88,917,550 may, upon execution of this Indenture, be executed by the Company and delivered to the Trustee for authentication, and the Trustee shall thereupon authenticate and deliver said Debentures to or upon the written order of the Company, signed by its Chairman, its Vice Chairman, its President, or any Vice President and its Treasurer or an Assistant Treasurer, without any further action by the Company.


                                   ARTICLE IX.
                             CONCERNING THE TRUSTEE

Section 9.1.      Certain Duties and Responsibilities Trustee.

         (a) The Trustee, prior to the occurrence of an Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform with respect to the Debentures such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants shall be read into this Indenture against the Trustee. In case an Event of Default has occurred that has not been cured or waived, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

         (b) No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (1) prior to the occurrence of an Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                           (i) the duties and  obligations  of the Trustee shall
                  with respect to the Debentures be determined solely by the express provisions of this Indenture, and the Trustee shall not be liable with respect to the Debentures except for the performance of such duties and obligations as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                           (ii) in the  absence  of bad faith on the part of the
                  Trustee, the Trustee may with respect to the Debentures conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture;

                  (2) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Responsible Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

                  (3) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the holders of not less than a majority in principal amount of the Debentures at the time Outstanding relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee under this Indenture with respect to the Debentures; and

                  (4) none of the provisions contained in this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if there is reasonable ground for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Indenture or adequate indemnity against such risk is not reasonably assured to it.

Section 9.2.      Notice of Defaults.

         Within 90 days after actual knowledge by a Responsible Officer of the Trustee of the occurrence of any default hereunder with respect to the Securities, the Trustee shall transmit by mail to all holders of the Debentures, as their names and addresses appear in the Debenture Register, notice of such default, unless such default shall have been cured or waived; provided, however, that, except in the case default in the payment of the principal or interest (including any Additional Interest) on any Debenture, the Trustee shall be protected in withholding such notice if and so long as the board of directors, the executive committee or a trust committee of the directors and/or Responsible Officers of the Trustee determines in good faith that the withholding of such notice is in the interests of the holders of such Debentures; and provided, further, that in the case of any default of the character specified in section 7.1(a)(iii), no such notice to holders of Debentures need be sent until at least 30 days after the occurrence thereof. For the purposes of this Section 9.2, the term "default" means any event which is, or after notice or lapse of time or both, would become, an Event of Default with respect to the Debentures.

Section 9.3.      Certain Rights of Trustee.

         Except as otherwise provided in Section 9.1:

         (a) The Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, security or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

         (b) Any request, direction, order or demand of the Company mentioned herein shall be sufficiently evidenced by a Board Resolution or an instrument signed in the name of the Company by the President or any Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer thereof (unless other evidence in respect thereof is specifically prescribed herein);

         (c) The Trustee shall not be deemed to have knowledge of a default or an Event of Default, other than an Event of Default specified in Section 7.1(a)(i); or (ii), unless and until it receives written notification of such

Event of Default from the Company or by holders of at least 25% of the aggregate principal amount of the Debentures at the time Outstanding;

         (d) The Trustee may consult with counsel and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken or suffered or omitted hereunder in good faith and in reliance thereon;

         (e) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Debentureholders, pursuant to the provisions of this Indenture, unless such Debentureholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities that may be incurred therein or thereby; nothing contained herein shall, however, relieve the Trustee of the obligation, upon the occurrence of an Event of Default (that has not been cured or waived) to exercise with respect to the Debentures such of the rights and powers vested in it by this Indenture, and to use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs;

         (f) The Trustee shall not be liable for any action taken or omitted to be taken by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture;

         (g) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, security, or other papers or documents, unless requested in writing so to do by the holders of not less than a majority in principal amount of the Outstanding Debentures (determined as provided in Section 10.4); provided, however, that if the payment within a reasonable time to the Trustee of the costs, expenses or liabilities likely to be incurred by it in the making of such investigation is, in the opinion of the Trustee, not reasonably assured to the Trustee by the security afforded to it by the terms of this Indenture, the Trustee may require reasonable indemnity against such costs, expenses or liabilities as a condition to so proceeding. The reasonable expense of every such examination shall be paid by the Company or, if paid by the Trustee, shall be repaid by the Company upon demand; and

         (h) The Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

Section 9.4.      Trustee Not Responsible for Recitals, etc.

         (a) The Recitals contained herein and in the Debentures shall be taken as the statements of the Company, and the Trustee assumes no responsibility for the correctness of the same.

          (b) The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Debentures.

         (c) The Trustee shall not be accountable for the use or application by the Company of any of the Debentures or of the proceeds of such Debentures, or for the use or application of any moneys paid over by the Trustee in accordance with any provision of this Indenture, or for the use or application of any moneys received by any paying agent other than the Trustee.

Section 9.5.      May Hold Debentures.

         The Trustee or any paying agent or registrar for the Debentures, in its individual or any other capacity, may become the owner or pledgee of Debentures with the same rights it would have if it were not Trustee, paying agent or Debenture Registrar.

Section 9.6.      Moneys Held in Trust.

         Subject to the provisions of Section 13.5, all moneys received by the Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any moneys received by it hereunder except such as it may agree with the Company to pay thereon.

Section 9.7.      Compensation and Reimbursement.

         (a) The Company covenants and agrees to pay to the Trustee, and the Trustee shall be entitled to, such reasonable compensation (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), as the Company and the Trustee may from time to time agree in writing, for all services rendered by it in the execution of the trusts hereby created and in the exercise and performance of any of the powers and duties hereunder of the Trustee, and, except as otherwise expressly provided herein, the Company shall pay or reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its counsel and of all Persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or bad faith. The Company also covenants to indemnify the Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Trustee and arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim of liability in the premises.

         (b) The obligations of the Company under this Section 9.7 to compensate and indemnify the Trustee and to pay or reimburse the Trustee for expenses, disbursements and advances shall constitute additional indebtedness hereunder. Such additional indebtedness shall be secured by a lien prior to that of the Debentures upon all property and funds held or collected by the Trustee as such, except funds held in trust for the benefit of the holders of particular Debentures.

Section 9.8.      Reliance on Officers' Certificate.

         Except as otherwise provided in Section 9.1, whenever in the administration of the provisions of this Indenture the Trustee shall deem it necessary or desirable that a matter be proved or established prior to taking or suffering or omitting to take any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may, in the absence of negligence or bad faith on the part of the Trustee, be deemed to be conclusively proved and established by an Officers' Certificate delivered to the Trustee and such certificate, in the absence of negligence or bad faith on the part of the Trustee, shall be full warrant to the Trustee for any action taken, suffered or omitted to be taken by it under the provisions of this Indenture upon the faith thereof.

Section 9.9.      Disqualification:  Conflicting Interests.

         If the Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Trustee and the Company shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.

Section 9.10.     Corporate Trustee Required; Eligibility.

         There shall at all times be a Trustee with respect to the Debentures issued hereunder which shall at all times be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or a corporation or other Person permitted to act as trustee by the Commission, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000, and subject to supervision or examination by federal, state, territorial, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.10, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. The Company may not, nor may any Person directly or indirectly controlling, controlled by, or under common control with the Company, serve as Trustee. In case at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 9.10, the Trustee shall resign immediately in the manner and with the effect specified in Section 9.11.

Section 9.11.     Resignation and Removal; Appointment of Successor.

         (a) The Trustee or any successor hereafter appointed, may at any time resign by giving written notice thereof to the Company and by transmitting notice of resignation by mail, first class postage prepaid, to the Debentureholders, as their names and addresses appear upon the Debenture Register. Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee with respect to Debentures by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee. If no successor trustee shall have been so appointed and have accepted appointment within 30 days after the mailing of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor trustee with respect to Debentures, or any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six months may, subject to the provisions of Section 9.9, on behalf of himself and all others similarly situated, petition any such court for the appointment of a successor trustee. Such court may thereupon after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

         (b)  In case at any time any one of the following shall occur

                  (i) the Trustee  shall fail to comply with the  provisions  of
         Section 9.9 after written request therefor by the Company or by any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six months; or

                  (ii) the Trustee shall cease to be eligible in accordance with the provisions of Section 9.10 and shall fail to resign after written request therefor by the Company or by any such Debentureholder; or

                  (iii) the Trustee shall become incapable of acting, or shall be adjudged a bankrupt or insolvent, or commence a voluntary bankruptcy proceeding, or a receiver of the Trustee or of its property shall be appointed or consented to, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Company may remove the Trustee with respect to all Debentures and appoint a successor trustee by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee, or, subject to the provisions of Section 9.9, unless the Trustee's duty to resign is stayed as provided herein, any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six months may, on behalf of that holder and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor trustee. Such court may thereupon after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint a successor trustee.

         (c) The holders of a majority in aggregate principal amount of the Debentures at the time Outstanding may at any time remove the Trustee by so notifying the Trustee and the Company and may appoint a successor Trustee with the consent of the Company.

         (d) Any resignation or removal of the Trustee and appointment of a successor trustee with respect to the Debentures pursuant to any of the provisions of this Section 9.11 shall become effective upon acceptance of appointment by the successor trustee as provided in Section 9.12.

         (e) Any successor trustee appointed pursuant to this Section 9.11 may be appointed with respect to the Debentures, and at any time there shall be only one Trustee with respect to the Debentures.

Section 9.12.     Acceptance of Appointment by Successor.

         (a) In case of the appointment hereunder of a successor trustee with respect to the Debentures, every successor trustee so appointed shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee; but, on the request of the Company or the successor trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor trustee all the rights, powers, and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor trustee all property and money held by such retiring Trustee hereunder.

         (b) Upon request of any successor trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor trustee all such rights, powers and trusts referred to in paragraph (a) of this Section 9.12.

         (c) No successor trustee shall accept its appointment unless at the time of such acceptance such successor trustee shall be qualified and eligible under this Article IX.

         (d) Upon acceptance of appointment by a successor trustee as provided in this Section 9.12, the Company shall transmit notice of the succession of such trustee hereunder by mail, first class postage prepaid, to the Debentureholders, as their names and addresses appear upon the Debenture Register. If the Company fails to transmit such notice within ten days after acceptance of appointment by the successor trustee, the successor trustee shall cause such notice to be transmitted at the expense of the Company.

Section 9.13.     Merger, Conversion, Consolidation or Succession to Business.

         Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided that such corporation shall be qualified under the provisions of Section 9.9 and eligible under the provisions of Section 9.10, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding. In case any Debentures shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Debentures so authenticated with the same effect as if such successor Trustee had itself authenticated such Debentures.

Section 9.14.     Preferential Collection of Claims Against the Company.

         The Trustee shall comply with Section 311(a) of the Trust Indenture Act, excluding any creditor relationship described in Section 311(b) of the Trust Indenture Act. A Trustee who has resigned or been removed shall be subject to Section 311(a) of the Trust Indenture Act to the extent included therein.


                                   ARTICLE X.
                         CONCERNING THE DEBENTUREHOLDERS

Section 10.1.     Evidence of Action by Holders.

         (a) Whenever in this Indenture it is provided that the holders of a majority or specified percentage in aggregate principal amount of the Debentures may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action), the fact that at the time of taking any such action the holders of such majority or specified percentage have joined therein may be evidenced by any instrument or any number of instruments of similar tenor executed by such holders of Debentures in Person or by agent or proxy appointed in writing.

         (b) If the Company shall solicit from the Debentureholders any request, demand, authorization, direction, notice, consent, waiver or other action, the Company may, at its option, as evidenced by an Officers' Certificate, fix in advance a record date for the determination of Debentureholders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other action, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other action may be given before or after the record date, but only the Debentureholders of record at the close of business on the record date shall be deemed to be Debentureholders for the purposes of determining whether Debentureholders of the requisite proportion of Outstanding Debentures have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other action, and for that purpose the Outstanding Debentures shall be computed as of the record date; provided, however, that no such authorization, agreement or consent by such Debentureholders on the record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than six months after the record date.

Section 10.2.     Proof of Execution by Debentureholders.

         Subject to the provisions of Section 9.1, proof of the execution of any instrument by a Debentureholder (such proof shall not require notarization) or his agent or proxy and proof of the holding by any Person of any of the Debentures shall be sufficient if made in the following manner:

         (a) The fact and date of the execution by any such Person of any instrument may be proved in any reasonable manner acceptable to the Trustee.

         (b) The  ownership  of  Debentures  shall be  proved  by the  Debenture
Register of such Debentures or by a certificate of the Debenture Registrar thereof.

          (c) The Trustee may require such additional proof of any matter referred to in this Section 10.2 as it shall deem necessary.

Section 10.3.     Who May be Deemed Owners.

         Prior to the due presentment for registration of transfer of any Debenture, the Company, the Trustee, any paying agent, any Authenticating Agent and any Debenture Registrar may deem and treat the Person in whose name such Debenture shall be registered upon the books of the Company as the absolute owner of such Debenture (whether or not such Debenture shall be overdue and notwithstanding any notice of ownership or writing thereon made by anyone other than the Debenture Registrar) for the purpose of receiving payment of or on account of the principal of and interest on such Debenture (subject to Section 2.3) and for all other purposes; and neither the Company nor the Trustee nor any paying agent nor any Authenticating Agent nor any Debenture Registrar shall be affected by any notice to the contrary.

Section 10.4.     Certain Debentures Owned by Company Disregarded.

         In determining whether the holders of the requisite aggregate principal amount of Debentures have concurred in any direction, consent or waiver under this Indenture, the Debentures that are owned by the Company or any other obligor on the Debentures or by any Person directly or indirectly controlling or controlled by or under common control with the Company or any other obligor on the Debentures shall be disregarded and deemed not to be Outstanding for the purpose of any such determination, except that for the purpose of determining whether the Trustee shall be protected in relying on any such direction, consent or waiver, only Debentures that the Trustee actually knows are so owned shall be so disregarded. The Debentures so owned that have been pledged in good faith may be regarded as Outstanding for the purposes of this Section 10.4, if the pledgee shall establish to the satisfaction of the Trustee the pledgee's right so to act with respect to such Debentures and that the pledgee is not a Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor. In case of a dispute as to such right, any decision by the Trustee taken upon the advice of counsel shall be full protection to the Trustee.

Section 10.5.     Actions Binding on Future Debentureholders.

         At any time prior to (but not after) the evidencing to the Trustee, as provided in Section 10.1, of the taking of any action by the holders of the majority or percentage in aggregate principal amount of the Debentures specified in this Indenture in connection with such action, any holder of a Debenture that is shown by the evidence to be included in the Debentures the holders of which have consented to such action may, by filing written notice with the Trustee, and upon proof of holding as provided in Section 10.2, revoke such action so far as concerns such Debenture. Except as aforesaid any such action taken by the holder of any Debenture shall be conclusive and binding upon such holder and upon all future holders and owners of such Debenture, and of any Debenture issued in exchange therefor, on registration of transfer thereof or in place thereof, irrespective of whether or not any notation in regard thereto is made upon such Debenture. Any action taken by the holders of the majority or percentage in aggregate principal amount of the Debentures specified in this Indenture in connection with such action shall be conclusively binding upon the Company, the Trustee and the holders of all the Debentures.


                                   ARTICLE XI.
                             SUPPLEMENTAL INDENTURES

Section 11.1.   Supplemental Indentures Without the Consent of Debentureholders.

         In addition to any supplemental indenture otherwise authorized by this Indenture, the Company and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act as then in effect), without the consent of the Debentureholders, for one or more of the following purposes:

          (a) to cure any ambiguity, defect, or inconsistency herein, in the Debentures;

          (b) to comply with Article X;

          (c) to provide for uncertificated Debentures in addition to or in place of certificated Debentures;

          (d) to add to the covenants of the Company for the benefit of the holders of all or any of the Debentures or to surrender any right or power herein conferred upon the Company;

          (e) to add to, delete from, or revise the conditions, limitations, and
restrictions   on  the  authorized   amount,   terms,   or  purposes  of  issue,
authentication, and delivery of Debentures, as herein set forth;

          (f) to make any change that does not adversely affect the rights of any Debentureholder in any material respect;

          (g) to provide for the issuance of and establish the form and terms and conditions of the Debentures, to establish the form of any certifications required to be furnished pursuant to the terms of this Indenture or of the Debentures, or to add to the rights of the holders of the Debentures; or

          (h) qualify or maintain the qualification of this Indenture under the Trust Indenture Act.

The Trustee is hereby authorized to join with the Company in the execution of any such supplemental indenture, and to make any further appropriate agreements and stipulations that may be therein contained, but the Trustee shall not be obligated to enter into any such supplemental indenture that affects the Trustee's own rights, duties or immunities under this Indenture or otherwise. Any supplemental indenture authorized by the provisions of this Section 11.1 may be executed by the Company and the Trustee without the consent of the holders of any of the Debentures at the time Outstanding, notwithstanding any of the provisions of Section 11.2.

Section 11.2.     Supplemental Indentures with Consent of Debentureholders.

         With the consent (evidenced as provided in Section 10.1) of the holders of not less than a majority in aggregate principal amount of the Debentures at the time Outstanding, the Company, when authorized by Board Resolutions, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act as then in effect) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner not covered by Section 11.1 the rights of the holders of the Debentures under this Indenture; provided, however, that no such supplemental indenture shall without the consent of the holders of each Debenture then Outstanding and affected thereby, (i) extend the fixed maturity of any Debentures, reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon, without the consent of the holder of each Debenture so affected; or
(ii) reduce the aforesaid percentage of Debentures, the holders of which are required to consent to any such supplemental indenture; provided further, that if the Debentures are held by the Trust or a trustee of the Trust, such supplemental indenture shall not be effective until the holders of a majority in liquidation preference of Trust Securities of the Trust shall have consented to such supplemental indenture; provided further, that if the consent of the holder of each Outstanding Debenture is required, such supplemental indenture shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such supplemental indenture. It shall not be necessary for the consent of the Debentureholders affected thereby under this Section 11.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent shall approve the substance thereof.

Section 11.3.     Effect of Supplemental Indentures.

         Upon the execution of any supplemental indenture pursuant to the provisions of this Article XI, this Indenture shall be and be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the holders of Debentures shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

Section 11.4.     Debentures Affected by Supplemental Indentures.

         Debentures affected by a supplemental indenture, authenticated and delivered after the execution of such supplemental indenture pursuant to the provisions of this Article XI, may bear a notation in form approved by the Company, provided such form meets the requirements of any exchange upon which the Debentures may be listed, as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Debentures so modified as to conform, in the opinion of the Board of Directors of the Company, to any modification of this Indenture contained in any such supplemental indenture may be prepared by the Company, authenticated by the Trustee and delivered in exchange for the Debentures then Outstanding.

Section 11.5.     Execution of Supplemental Indentures.

         (a) Upon the request of the Company, accompanied by their Board Resolutions authorizing the execution of any such supplemental indenture, and upon the filing with the Trustee of evidence of the consent of Debentureholders required to consent thereto as aforesaid, the Trustee shall join with the Company in the execution of such supplemental indenture unless such supplemental indenture affects the Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion but shall not be obligated to enter into such supplemental indenture. The Trustee, subject to the provisions of Sections 9.1, may receive an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant to this
Article XI is  authorized  or  permitted  by, and conforms to, the terms of this
Article XI and that it is proper for the Trustee  under the  provisions  of this
Article XI to join in the execution thereof.

         (b) Promptly after the execution by the Company and the Trustee of any supplemental indenture pursuant to the provisions of this Section 11.5, the Trustee shall transmit by mail, first class postage prepaid, a notice, setting forth in general terms the substance of such supplemental indenture, to the Debentureholders as their names and addresses appear upon the Debenture Register. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture.


                                  ARTICLE XII.
                              SUCCESSOR CORPORATION

Section 12.1.     Company May Consolidate, etc.

         Nothing contained in this Indenture or in any of the Debentures shall prevent any consolidation or merger of the Company with or into any other corporation or corporations (whether or not affiliated with the Company, as the case may be), or successive consolidations or mergers in which the Company, as the case may be, or its successor or successors shall be a party or parties, or shall prevent any sale, conveyance, transfer or other disposition of the property of the Company, as the case may be, or its successor or successors as an entirety, or substantially as an entirety, to any other corporation (whether or not affiliated with the Company, as the case may be, or its successor or successors) authorized to acquire and operate the same; provided, however, the Company hereby covenants and agrees that, (i) upon any such consolidation, merger, sale, conveyance, transfer or other disposition, the due and punctual payment, in the case of the Company, of the principal of and interest on all of the Debentures, according to their tenor and the due and punctual performance and observance of all the covenants and conditions of this Indenture to be kept or performed by the Company as the case may be, shall be expressly assumed, by supplemental indenture (which shall conform to the provisions of the Trust Indenture Act, as then in effect) satisfactory in form to the Trustee executed and delivered to the Trustee by the entity formed by such consolidation, or into which the Company, as the case may be, shall have been merged, or by the entity which shall have acquired such property; (ii) in case the Company consolidates with or merges into another Person or conveys or transfers its properties and assets substantially then as an entirety to any Person, the successor Person is organized under the laws of the United States or any state or the District of Columbia; and (iii) immediately after giving effect thereto, an Event of Default, and no event which, after notice or lapse of time or both, would become an Event of Default, shall have occurred and be continuing.

Section 12.2.     Successor Corporation Substituted.

         (a) In case of any such consolidation, merger, sale, conveyance, transfer or other disposition and upon the assumption by the successor corporation, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of, in the case of the Company, the due and punctual payment of the principal of and interest on all of the Debentures Outstanding and the due and punctual performance of all of the covenants and conditions of this Indenture to be performed by the Company, as the case may be, such successor corporation shall succeed to and be substituted for the Company, with the same effect as if it had been named as the Company herein, and thereupon the predecessor corporation shall be relieved of all obligations and covenants under this Indenture and the Debentures.

         (b) In case of any such consolidation, merger, sale, conveyance, transfer or other disposition such changes in phraseology and form (but not in substance) may be made in the Debentures thereafter to be issued as may be appropriate.

         (c) Nothing contained in this Indenture or in any of the Debentures shall prevent the Company from merging into itself or acquiring by purchase or otherwise all or any part of the property of any other Person (whether or not affiliated with the Company).

Section 12.3.     Evidence of Consolidation, etc. to Trustee.

         The Trustee, subject to the provisions of Section 9.1, may receive an Opinion of Counsel as conclusive evidence that any such consolidation, merger, sale, conveyance, transfer or other disposition, and any such assumption, comply with the provisions of this Article XII.


                                  ARTICLE XIII.
                           SATISFACTION AND DISCHARGE

Section 13.1.     Satisfaction and Discharge of Indenture.

         If at any time: (a) the Company shall have delivered to the Trustee for cancellation all Debentures theretofore authenticated (other than any Debentures that shall have been destroyed, lost or stolen and that shall have been replaced or paid as provided in Section 2.9) and Debentures for whose payment money or Governmental Obligations have theretofore been deposited in trust or segregated and held in trust by the Company (and thereupon repaid to the Company or discharged from such trust, as provided in Section 13.5); or (b) all such Debentures not theretofore delivered to the Trustee for cancellation shall have become due and payable, or are by their terms to become due and payable within one year or are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption, and the Company shall deposit or cause to be deposited with the Trustee as trust funds the entire amount in moneys or Governmental Obligations sufficient or a combination thereof, sufficient in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay at maturity or upon redemption all Debentures not theretofore delivered to the Trustee for cancellation, including principal and interest due or to become due to such date of maturity or date fixed for redemption, as the case may be, and if the Company shall also pay or cause to be paid all other sums payable hereunder by the Company; then this Indenture shall thereupon cease to be of further effect except for the provisions of Sections 2.3, 2.7, 2.9, 5.1, 5.2, 5.3 and 9.10, that shall survive until the date of maturity or redemption date, as the case may be, and Sections 9.6 and 13.5, that shall survive to such date and thereafter, and the Trustee, on demand of the Company and at the cost and expense of the Company, shall execute proper instruments acknowledging satisfaction of and discharging this Indenture.

Section 13.2.     Discharge of Obligations.

         If at any time all Debentures not heretofore delivered to the Trustee for cancellation or that have not become due and payable as described in Section
13.1 shall  have been paid by the  Company by  depositing  irrevocably  with the

Trustee as trust funds moneys or an amount of Governmental Obligations sufficient in the opinion of a nationally recognized certified public accounting firm to pay at maturity or upon redemption all Debentures not theretofore delivered to the Trustee for cancellation, including principal and interest due or to become due to such date of maturity or date fixed for redemption, as the case may be, and if the Company shall also pay or cause to be paid all other sums payable hereunder by the Company, then after the date such moneys or Governmental Obligations, as the case may be, are deposited with the Trustee, the obligations of the Company under this Indenture shall cease to be of further effect except for the provisions of Sections 2.3, 2.7, 2.9, 5.1, 5.2, 5.3, 9.6,
9.10 and 13.5 hereof that shall survive until such Debentures shall mature and be paid. Thereafter, Sections 9.6 and 13.5 shall survive.

Section 13.3.     Deposited Moneys to be Held in Trust.

         All monies or Governmental Obligations deposited with the Trustee pursuant to Sections 13.1 or 13.2 shall be held in trust and shall be available for payment as due, either directly or through any paying agent (including the Company acting as its own paying agent), to the holders of the Debentures for the payment or redemption of which such moneys or Governmental Obligations have been deposited with the Trustee.

Section 13.4.     Payment of Monies Held by Paying Agents.

         In connection with the satisfaction and discharge of this Indenture, all moneys or Governmental Obligations then held by any paying agent under the provisions of this Indenture shall, upon demand of the Company, be paid to the Trustee and thereupon such paying agent shall be released from all further liability with respect to such moneys or Governmental Obligations.

Section 13.5.     Repayment to Company.

         Any monies or Governmental Obligations deposited with any paying agent or the Trustee, or then held by the Company in trust, for payment of principal of or interest on the Debentures that are not applied but remain unclaimed by the holders of such Debentures for at least two years after the date upon which the principal of or interest on such Debentures shall have respectively become due and payable, shall be repaid to the Company, as the case may be, on May 31 of each year or (if then held by the Company) shall be discharged from such trust; and thereupon the paying agent and the Trustee shall be released from all further liability with respect to such moneys or Governmental Obligations, and the holder of any of the Debentures entitled to receive such payment shall thereafter, as an unsecured general creditor, look only to the Company for the payment thereof.


                                  ARTICLE XIV.
                IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS
                                  AND DIRECTORS

Section 14.1.     No Recourse.

         No recourse under or upon any obligation, covenant or agreement of this Indenture, or of the Debentures, or for any claim based thereon or otherwise in respect thereof, shall be had against any incorporator, stockholder, officer or director, past, present or future as such, of the Company or of any predecessor or successor corporation, either directly or through the Company or any such predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly understood that this Indenture and the obligations issued hereunder are solely corporate obligations, and that no such personal liability whatever shall attach to, or is or shall be incurred by, the incorporators, stockholders, officers or directors as such, of the Company or of any predecessor or successor corporation, or any of them, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Debentures or implied therefrom; and that any and all such personal liability of every name and nature, either at common law or in equity or by constitution or statute, of, and any and all such rights and claims against, every such incorporator, stockholder, officer or director as such, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Debentures or implied therefrom, are hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issuance of such Debentures.


                                   ARTICLE XV.
                            MISCELLANEOUS PROVISIONS

Section 15.1.     Effect on Successors and Assigns.

         All the covenants, stipulations, promises and agreements in this Indenture contained by or on behalf of the Company shall bind their respective successors and assigns, whether so expressed or not.

Section 15.2.     Actions by Successor.

         Any act or proceeding by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the corresponding board, committee or officer of any corporation that shall at the time be the lawful sole successor of the Company.

Section 15.3.     Surrender of Company Powers.

         The Company by instrument in writing executed by appropriate authority of its Board of Directors and delivered to the Trustee may surrender any of the powers reserved to the Company, and thereupon such power so surrendered shall terminate both as to the Company, as the case may be, and as to any successor corporation.

Section 15.4.     Notices.

         Except as otherwise expressly provided herein any notice or demand that by any provision of this Indenture is required or permitted to be given or served by the Trustee or by the holders of Debentures to or on the Company may be given or served by being deposited first class postage prepaid in a post-office letterbox addressed (until another address is filed in writing by the Company with the Trustee), as follows: c/o First Banks, Inc., 11901 Olive Blvd., St. Louis, Missouri 63141, Attention: Allen H. Blake, Executive Vice

President. Any notice, election, request or demand by the Company or any Debentureholder to or upon the Trustee shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the Corporate Trust Office of the Trustee.

Section 15.5.     Governing Law.

         This Indenture and each Debenture shall be deemed to be a contract made under the internal laws of the State of Missouri and for all purposes shall be construed in accordance with the laws of said State.

Section 15.6.     Treatment of Debentures as Debt.

         It is intended that the Debentures shall be treated as indebtedness and not as equity for federal income tax purposes. The provisions of this Indenture shall be interpreted to further this intention.

Section 15.7.     Compliance Certificates and Opinions.

         (a) Upon any application or demand by the Company to the Trustee to take any action under any of the provisions of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that all conditions precedent provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent have been complied with, except that in the case of any such application or demand as to which the furnishing of such documents is specifically required by any provision of this Indenture relating to such particular application or demand, no additional certificate or opinion need be furnished.

         (b) Each certificate or opinion of the Company provided for in this Indenture and delivered to the Trustee with respect to compliance with a condition or covenant in this Indenture shall include (1) a statement that the Person making such certificate or opinion has read such covenant or condition;
(2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based; (3) a statement that, in the opinion of such Person, he has made such examination or investigation as, in the opinion of such Person, is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and (4) a statement as to whether or not, in the opinion of such Person, such condition or covenant has been complied with.

Section 15.8.     Payments on Business Days.

         In any case where the date of maturity of interest or principal of any Debenture or the date of redemption of any Debenture shall not be a Business Day, then payment of interest or principal may be made on the next succeeding Business Day with the same force and effect as if made on the nominal date of maturity or redemption, and no interest shall accrue for the period after such nominal date.

Section 15.9.     Conflict with Trust Indenture Act.

         If and to the extent that any provision of this Indenture limits, qualifies or conflicts with the duties imposed by Sections 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

Section 15.10.    Counterparts.

         This Indenture may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

Section 15.11.    Separability.

         In case any one or more of the provisions contained in this Indenture or in the Debentures shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Indenture or of the Debentures, but this Indenture and the Debentures shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein or therein.

Section 15.12.    Assignment.

         The Company shall have the right at all times to assign any of its respective rights or obligations under this Indenture to a direct or indirect wholly owned Subsidiary of the Company, provided that, in the event of any such assignment, the Company shall remain liable for all such obligations. Subject to the foregoing, this Indenture is binding upon and inures to the benefit of the parties thereto and their respective successors and assigns. This Indenture may not otherwise be assigned by the parties thereto.

Section 15.13.    Acknowledgment of Rights.

         The Company acknowledges that, with respect to any Debentures held by the Trust or a trustee of the Trust, if the Property Trustee fails to enforce its rights under this Indenture as the holder of the Debentures held as the assets of the Trust, any holder of Preferred Securities may institute legal proceedings directly against the Company to enforce such Property Trustee's rights under this Indenture without first instituting any legal proceedings against such Property Trustee or any other person or entity. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest or principal on the Debentures on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), the Company acknowledges that a holder of Preferred Securities may directly institute a proceeding for enforcement of payment to such holder of the principal of or interest on the Debentures having a principal amount equal to the aggregate liquidation amount of the Preferred Securities of such holder on or after the respective due date specified in the Debentures.


                                  ARTICLE XVI.
                           SUBORDINATION OF DEBENTURES

Section 16.1.     Agreement to Subordinate.

         The Company covenants and agrees, and each holder of Debentures issued hereunder by such holder's acceptance thereof likewise covenants and agrees, that all Debentures shall be issued subject to the provisions of this Article XVI; and each holder of a Debenture, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions. The payment by the Company of the principal of and interest on all Debentures issued hereunder shall, to the extent and in the manner hereinafter set forth, be subordinated and junior in right of payment to the prior payment in full of all Senior Debt, Subordinated Debt and Additional Senior Obligations (collectively, "Senior Indebtedness") to the extent provided herein, whether outstanding at the date of this Indenture or thereafter incurred. No provision of this Article XVI shall prevent the occurrence of any default or Event of Default hereunder.

Section 16.2. Default on Senior Debt, Subordinated Debt or Additional Senior Obligations.

         In the event and during the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness of the Company, or in the event that the maturity of any Senior Indebtedness of the Company has been accelerated because of a default, then, in either case, no payment shall be made by the Company with respect to the principal (including redemption payments) of or interest on the Debentures. In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding sentence of this
Section 16.2, such payment shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of Senior Indebtedness.

Section 16.3.     Liquidation; Dissolution; Bankruptcy.

         (a) Upon any payment by the Company or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts due upon all Senior Indebtedness of the Company shall first be paid in full, or payment thereof provided for in money in accordance with its terms, before any payment is made by the Company on account of the principal or interest on the Debentures; and upon any such dissolution or winding-up or liquidation or reorganization, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the holders of the Debentures or the Trustee would be entitled to receive from the Company, except for the provisions of this Article XVI, shall be paid by the Company or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the holders of the Debentures or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness of the Company (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, as calculated by the Company) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such

Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay such Senior Indebtedness in full, in money or money's worth, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness, before any payment or distribution is made to the holders of Debentures or to the Trustee.

         (b) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, prohibited by the foregoing, shall be received by the Trustee before all Senior Indebtedness of the Company is paid in full, or provision is made for such payment in money in accordance with its terms, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, and their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness of the Company, as the case may be, remaining unpaid to the extent necessary to pay such Senior Indebtedness in full in money in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the benefit of the holders of such Senior Indebtedness.

         (c) For purposes of this Article XVI, the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article XVI with respect to the Debentures to the payment of all Senior Indebtedness of the Company, as the case may be, that may at the time be outstanding, provided that (i) such Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment; and (ii) the rights of the holders of such Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article XII shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this
Section 16.3 if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article
XII. Nothing in Section 16.2 or in this Section 16.3 shall apply to claims of, or payments to, the Trustee under or pursuant to Section 9.7.

Section 16.4.     Subrogation.

         (a) Subject to the payment in full of all Senior Indebtedness of the Company, the rights of the holders of the Debentures shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company, as the case may be, applicable to such Senior Indebtedness until the principal of and interest on the Debentures shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the holders of such Senior
Indebtedness of any cash, property or securities to which the holders of the Debentures or the Trustee would be entitled except for the provisions of this

Article XVI, and no payment over pursuant to the provisions of this Article XVI to or for the benefit of the holders of such Senior Indebtedness by holders of the Debentures or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness of the Company, and the holders of the Debentures, be deemed to be a payment by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article XVI are and are intended solely for the purposes of defining the relative rights of the holders of the Debentures, on the one hand, and the holders of such Senior Indebtedness on the other hand.

         (b) Nothing contained in this Article XVI or elsewhere in this Indenture or in the Debentures is intended to or shall impair, as between the Company, its creditors (other than the holders of Senior Indebtedness of the Company), and the holders of the Debentures, the obligation of the Company, which is absolute and unconditional, to pay to the holders of the Debentures the principal of and interest on the Debentures as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holders of the Debentures and creditors of the Company, as the case may be, other than the holders of Senior Indebtedness of the Company, as the case may be, nor shall anything herein or therein prevent the Trustee or the holder of any Debenture from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article XVI of the holders of such Senior Indebtedness in respect of cash, property or securities of the Company, as the case may be, received upon the exercise of any such remedy.

         (c) Upon any payment or distribution of assets of the Company referred to in this Article XVI, the Trustee, subject to the provisions of Article IX, and the holders of the Debentures shall be entitled to conclusively rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding-up, liquidation or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidation trustee, agent or other Person making such payment or distribution, delivered to the Trustee or to the holders of the Debentures, for the purposes of ascertaining the Persons entitled to participate in such distribution, the holders of Senior Indebtedness and other indebtedness of the Company, as the case may be, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XVI.

Section 16.5.     Trustee to Effectuate Subordination.

         Each holder of Debentures by such holder's acceptance thereof authorizes and directs the Trustee on such holder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article XVI and appoints the Trustee such holder's attorney-in-fact for any and all such purposes.

Section 16.6.     Notice by the.

         (a) The Company shall give prompt written notice to a Responsible Officer of the Trustee of any fact known to the Company that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XVI. Notwithstanding the provisions of this Article XVI or any other provision of this Indenture, the

Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of monies to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XVI, unless and until a Responsible Officer of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Section 9.1, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice provided for in this Section 16.6 at least two Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of or interest on any Debenture), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within two Business Days prior to such date.

         (b) The Trustee, subject to the provisions of Section 9.1, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself to be a holder of Senior Indebtedness of the Company (or a trustee on behalf of such holder) to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XVI, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XVI, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

Section 16.7.     Rights of the Trustee; Holders of Senior Indebtedness.

         (a) The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XVI in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder. The Trustee's right to compensation and reimbursement of expenses as set forth in Section 9.7 shall not be subject to the subordination provisions of the Article XVI.

         (b) With respect to the holders of Senior Indebtedness of the Company, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XVI, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Section 9.1, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to holders of Debentures, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XVI or otherwise.

Section 16.8.     Subordination may not be Impaired.

         (a) No right of any present or future holder of any Senior Indebtedness of the Company to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

         (b) Without in any way limiting the generality of the foregoing paragraph, the holders of Senior Indebtedness of the Company may, at any time and from time to time, without the consent of or notice to the Trustee or the holders of the Debentures, without incurring responsibility to the holders of the Debentures and without impairing or releasing the subordination provided in this Article XVI or the obligations hereunder of the holders of the Debentures to the holders of such Senior Indebtedness, do any one or more of the following:
(i) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding;
(ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (iii) release any Person liable in any manner for the collection of such Senior Indebtedness; and
(iv) exercise or refrain from exercising any rights against the Company and any other Person.

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                FIRST BANKS, INC.


                                          By:  /s/ Allen H. Blake
                                          Name: Allen H. Blake
                                          Title: Executive Vice President,
                                                 Chief Financial Officer and
  Secretary

Attest:

 /s/ Laurence J. Brost

                                          STATE STREET BANK AND TRUST COMPANY,
                                           as trustee

                                          By: /s/ Paul D. Allen
                                          Name:  Paul D. Allen
                                          Title: Vice President

Attest:

 /s/

STATE OF MISSOURI )
                                    ) ss:
COUNTY OF ST. LOUIS        )


         On this 4th day of February, 1997, before me appeared Allen H. Blake, to me personally known, who, being by me duly sworn, did say that he is the Executive Vice President, CFO and Secretary of FIRST BANKS, INC., and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its board of directors and said Allen H. Blake, acknowledged said instrument to be the free act and deed of said corporation.

         In testimony whereof I have hereunto set my hand and affixed my official seal at my office in said county and state the day and year last above written.


                                                  /s/ J. Stephens
                                                 Notary Public

[seal]                                           My term expires: June 27, 1997




COMMONWEALTH OF MASSACHUSETTS       )
                                                              ) ss:
COUNTY OF SUFFOLK                           )


         On this 24th day of January, 1997, before me appeared Paul D. Allen, to me personally known, who, being by me duly sworn, did say that he is the Vice President of STATE STREET BANK AND TRUST COMPANY, and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its board of directors and said Paul D. Allen, acknowledged said instrument to be the free act and deed of said corporation.

         In testimony whereof I have hereunto set my hand and affixed my official seal at my office in said county and state the day and year last above written.


                                                 /s/ Scott Knox
                                                 Notary Public


[seal]                                           My term expires: July 12, 2002

                                    EXHIBIT A

                           (FORM OF FACE OF DEBENTURE)


No.                                                        $ 88,917,550
    -----------------------------
CUSIP No. 319287 AA 6


                                FIRST BANKS, INC.

                          9.25% SUBORDINATED DEBENTURE

                               DUE MARCH 31, 2027


         First Banks, Inc., a Missouri corporation (the "Company," which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to, State Street Bank and Trust Company, as Property Trustee, or registered assigns, the principal sum of Eighty-Eight Million, Nine Hundred Seventeen Thousand, Five Hundred Fifty Dollars ($88,917,550) on March 31, 2027 (the "Stated Maturity"), and to pay interest on said principal sum from February 4, 1997, or from the most recent interest payment date (each such date, an "Interest Payment Date") to which interest has been paid or duly provided for, quarterly (subject to deferral as set forth herein) in arrears on March 31, June 30, September 30 and December 31 of each year commencing March 31, 1997, at the rate of 9.25% per annum until the principal hereof shall have become due and payable, and on any overdue principal and (without duplication) on any overdue installment of interest at the same rate per annum compounded quarterly. The amount of interest payable on any Interest Payment Date shall be computed on the basis of a 360-day year of twelve 30-day months. The amount of interest for any partial period shall be computed on the basis of the number of days elapsed in a 360-day year of twelve 30-day months. In the event that any date on which interest is payable on this Debenture is not a business day, then payment of interest payable on such date shall be made on the next succeeding day that is a business day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date shall, as provided in the Indenture, be paid to the person in whose name this Debenture (or one or more Predecessor Debentures, as defined in said Indenture) is registered at the close of business on the regular record date for such interest installment, which shall be the fifteenth day of the last month of the calendar quarter in which such Interest Payment Date occurs unless otherwise provided in the Indenture. Any such interest installment not punctually paid or duly provided for shall forthwith cease to be payable to the registered holders on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Debentures) is registered at the close of business on a special record date to be fixed by the Trustee for the payment of such defaulted interest, notice whereof shall be given to the registered holders of the Debentures not less than 10 days prior to such special record date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Debentures may be listed, and upon such notice as may be required by such exchange, all as more fully provided in the Indenture. The principal of and the interest on this Debenture shall be payable at the office or agency of the Trustee maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the registered holder at such address as shall appear in the Debenture Register. Notwithstanding the foregoing, so long as the holder of this Debenture is the Property Trustee, the payment of the principal of and interest on this Debenture shall be made at such place and to such account as may be designated by the Trustee.

         The Stated Maturity may be shortened at any time by the Company to any date not earlier than March 31, 2002, subject to the Company having received prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve. Such date may also be extended at any time at the election of the Company for one or more periods, but in no event to a date later than March 31, 2046, subject to certain limitations described in the Indenture.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions; (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided; and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

         This Debenture shall not be entitled to any benefit under the Indenture hereinafter referred to, be valid or become obligatory for any purpose until the Certificate of Authentication hereon shall have been signed by or on behalf of the Trustee.

         The provisions of this Debenture are continued on the reverse side hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

         IN WITNESS WHEREOF, the Company has caused this instrument to be executed.

Dated February 4, 1997
                                   FIRST BANKS, INC.


                                   By:   ______________________
                                   Name: ______________________
                                   Title:______________________
Attest:

By:     ______________________
Name:   ______________________
Title:  ______________________

                     [FORM OF CERTIFICATE OF AUTHENTICATION]

                          CERTIFICATE OF AUTHENTICATION

         This is one of the Debentures described in the within-mentioned Indenture.

Dated:

STATE STREET BANK AND TRUST COMPANY,                  ________________________
as Trustee                                        or  Authentication Agent

                                                  By  ________________________
By  ____________________
    Authorized Signatory

                         [FORM OF REVERSE OF DEBENTURE]

                          9.25% SUBORDINATED DEBENTURE
                                   (CONTINUED)

         This Debenture is one of the subordinated debentures of the Company (herein sometimes referred to as the "Debentures"), specified in the Indenture, all issued or to be issued under and pursuant to an Indenture dated as of February 4, 1997 (the "Indenture") duly executed and delivered between the Company and State Street Bank and Trust Company, as Trustee (the "Trustee"), to which Indenture reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Because of the occurrence and continuation of a Special Event, in certain circumstances, this Debenture may become due and payable at the principal amount together with any interest accrued thereon (the "Redemption Price"). The Redemption Price shall be paid prior to 12:00 noon, Eastern Standard Time, time, on the date of such redemption or at such earlier time as the Company determines. The Company shall have the right to redeem this Debenture at the option of the Company, without premium or penalty, in whole or in part at any time on or after March 31, 2002 (an "Optional Redemption"), or at any time in certain circumstances upon the occurrence of a Special Event, at a Redemption Price equal to 100% of the principal amount plus any accrued but unpaid interest, to the date of such redemption. Any redemption pursuant to this paragraph shall be made upon not less than 30 days nor more than 60 days notice, at the Redemption Price. If the Debentures are only partially redeemed by the Company pursuant to an Optional Redemption, the Debentures shall be redeemed pro rata or by lot or by any other method utilized by the Trustee.

         In the event of redemption of this Debenture in part only, a new Debenture or Debentures for the unredeemed portion hereof shall be issued in the name of the holder hereof upon the cancellation hereof.

         In case an Event of Default, as defined in the Indenture, shall have occurred and be continuing, the principal of all of the Debentures may be declared, and upon such declaration shall become, due and payable, in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time outstanding, as defined in the Indenture, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall (i) extend the fixed maturity of the Debentures except as provided in the Indenture, or reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon, without the consent of the holder of each Debenture so affected; or (ii) reduce the aforesaid percentage of Debentures, the holders of which are required to consent to any such supplemental indenture, without the consent of the holders of each Debenture then outstanding and affected thereby. The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time outstanding, on behalf of all of the holders of the Debentures, to waive any past default in the performance of any of the covenants contained in the Indenture, or established pursuant to the Indenture, and its consequences, except a default in the payment of the principal of or interest on any of the Debentures. Any such consent or waiver by the registered holder of this Debenture (unless revoked as provided in the Indenture) shall be conclusive and binding upon such holder and upon all future holders and owners of this Debenture and of any Debenture issued in exchange herefor or in place hereof (whether by registration of transfer or otherwise), irrespective of whether or not any notation of such consent or waiver is made upon this Debenture.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal and interest on this Debenture at the time and place and at the rate and in the money herein prescribed.

         The Company shall have the right at any time during the term of the Debentures and from time to time to extend the interest payment period of such Debentures for up to 20 consecutive quarters (each, an "Extended Interest Payment Period"), at the end of which period the Company shall pay all interest then accrued and unpaid (together with interest thereon at the rate specified for the Debentures to the extent that payment of such interest is enforceable under applicable law). Before the termination of any such Extended Interest Payment Period, the Company may further extend such Extended Interest Payment Period, provided that such Extended Interest Payment Period together with all such further extensions thereof shall not exceed 20 consecutive quarters. At the termination of any such Extended Interest Payment Period and upon the payment of all accrued and unpaid interest and any additional amounts then due, the Company may commence a new Extended Interest Payment Period.

         As provided in the Indenture and subject to certain limitations therein set forth, this Debenture is transferable by the registered holder hereof on the Debenture Register of the Company, upon surrender of this Debenture for registration of transfer at the office or agency of the Trustee accompanied by a written instrument or instruments of transfer in form satisfactory to the Company or the Trustee duly executed by the registered holder hereof or his attorney duly authorized in writing, and thereupon one or more new Debentures of authorized denominations and for the same aggregate principal amount shall be issued to the designated transferee or transferees. No service charge shall be made for any such transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in relation thereto.

         Prior to due presentment for registration of transfer of this Debenture, the Company, the Trustee, any paying agent and the Debenture Registrar may deem and treat the registered holder hereof as the absolute owner hereof (whether or not this Debenture shall be overdue and notwithstanding any notice of ownership or writing hereon made by anyone other than the Debenture Registrar) for the purpose of receiving payment of or on account of the principal hereof and interest due hereon and for all other purposes, and neither the Company nor the Trustee nor any paying agent nor any Debentures Registrar shall be affected by any notice to the contrary.

         No recourse shall be had for the payment of the principal of or the interest on this Debenture, or for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture, against any incorporator, stockholder, officer or director, past, present or future, as such, of the Company or of any predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issuance hereof, expressly waived and released.

         The Debentures are issuable only in registered form without coupons in denominations of $25 and any integral multiple thereof.

         All terms used in this Debenture that are defined in the Indenture shall have the meanings assigned to them in the Indenture.

                                  EXHIBIT 4(d)






                          FIRST PREFERRED CAPITAL TRUST


                              AMENDED AND RESTATED


                                 TRUST AGREEMENT


                                      among


                         FIRST BANKS, INC., as Depositor


            STATE STREET BANK AND TRUST COMPANY, as Property Trustee


                 WILMINGTON TRUST COMPANY, as Delaware Trustee,


                                       and


                    THE ADMINISTRATIVE TRUSTEES NAMED HEREIN

                          Dated as of February 4, 1997



                                                  TABLE OF CONTENTS

                                                                                                               PAGE

ARTICLE I  -  DEFINED TERMS.....................................................................................  1
         Section 101.  Definitions..............................................................................  1

ARTICLE II  -  ESTABLISHMENT OF THE TRUST.......................................................................  9
         Section 201.  Name.....................................................................................  9
         Section 202.  Office of the Delaware Trustee; Principal Place of Business..............................  9
         Section 203.  Initial Contribution of Trust Property; Organizational Expenses..........................  9
         Section 204.  Issuance of the Preferred Securities.....................................................  9
         Section 205.  Issuance of the Common Securities; Subscription and Purchase of Debentures...............  9
         Section 206.  Declaration of Trust..................................................................... 10
         Section 207.  Authorization to Enter into Certain Transactions......................................... 10
         Section 208.  Assets of Trust.......................................................................... 13
         Section 209.  Title to Trust Property.................................................................. 13

ARTICLE III  -  PAYMENT ACCOUNT................................................................................. 13
         Section 301.  Payment Account.......................................................................... 13

ARTICLE IV  -  DISTRIBUTIONS; REDEMPTION........................................................................ 14
         Section 401.  Distributions............................................................................ 14
         Section 402.  Redemption............................................................................... 14
         Section 403.  Subordination of Common Securities....................................................... 16
         Section 404.  Payment Procedures....................................................................... 16
         Section 405.  Tax Returns and Reports.................................................................. 17
         Section 406.  Payment of Taxes, Duties, etc. of the Trust.............................................. 17
         Section 407.  Payments Under Indenture................................................................. 17

ARTICLE V  -  TRUST SECURITIES CERTIFICATES..................................................................... 17
         Section 501.  Initial Ownership........................................................................ 17
         Section 502.  The Trust Securities Certificates........................................................ 17
         Section 503.  Execution, Authentication and Delivery of Trust Securities Certificates.................. 18
         Section 504.  Registration of Transfer and Exchange of Preferred Securities Certificates............... 18
         Section 505.  Mutilated, Destroyed, Lost or Stolen Trust Securities Certificates....................... 19
         Section 506.  Persons Deemed Securityholders........................................................... 19
         Section 507.  Access to List of Securityholders' Names and Addresses................................... 19
         Section 508.  Maintenance of Office or Agency.......................................................... 20
         Section 509.  Appointment of Paying Agent.............................................................. 20
         Section 510.  Ownership of Common Securities by Depositor.............................................. 21
         Section 511.  Preferred Securities Certificates........................................................ 21
         Section 512.  [Intentionally Omitted].................................................................. 21
         Section 513.  [Intentionally Omitted].................................................................. 21
         Section 514.  Rights of Securityholders................................................................ 21

ARTICLE VI  -  ACTS OF SECURITYHOLDERS; MEETINGS; VOTING........................................................ 22
         Section 601.  Limitations on Voting Rights............................................................. 22
         Section 602.  Notice of Meetings....................................................................... 23
         Section 603.  Meetings of Preferred Securityholders.................................................... 23
         Section 604.  Voting Rights............................................................................ 23
         Section 605.  Proxies, etc............................................................................. 23
         Section 606.  Securityholder Action by Written Consent................................................. 24
         Section 607.  Record Date for Voting and Other Purposes................................................ 24
         Section 608.  Acts of Securityholders.................................................................. 24
         Section 609.  Inspection of Records.................................................................... 25

ARTICLE VII  -  REPRESENTATIONS AND WARRANTIES.................................................................. 25
         Section 701.  Representations and Warranties of the Bank and the Property Trustee...................... 25
         Section 702.  Representations and Warranties of the Delaware Bank and the Delaware Trustee............. 26
         Section 703.  Representations and Warranties of Depositor.............................................. 27

ARTICLE VIII  -  TRUSTEES....................................................................................... 28
         Section 801.  Certain Duties and Responsibilities...................................................... 28
         Section 802.  Certain Notices.......................................................................... 29
         Section 803.  Certain Rights of Property Trustee....................................................... 29
         Section 804.  Not Responsible for Recitals or Issuance of Securities................................... 31
         Section 805.  May Hold Securities...................................................................... 31
         Section 806.  Compensation; Indemnity; Fees............................................................ 31
         Section 807.  Corporate Property Trustee Required; Eligibility of Trustees............................. 32
         Section 808.  Conflicting Interests.................................................................... 32
         Section 809.  Co-Trustees and Separate Trustee......................................................... 32
         Section 810.  Resignation and Removal; Appointment of Successor........................................ 34
         Section 811.  Acceptance of Appointment by Successor................................................... 35
         Section 812.  Merger, Conversion, Consolidation or Succession to Business.............................. 35
         Section 813.  Preferential Collection of Claims Against Depositor or Trust............................. 36
         Section 814.  Reports by Property Trustee.............................................................. 36
         Section 815.  Reports to the Property Trustee.......................................................... 36
         Section 816.  Evidence of Compliance with Conditions Precedent......................................... 36
         Section 817.  Number of Trustees....................................................................... 37
         Section 818.  Delegation of Power...................................................................... 37
         Section 819.  Voting................................................................................... 37

ARTICLE IX  -  TERMINATION, LIQUIDATION AND MERGER.............................................................. 37
         Section 901.  Termination Upon Expiration Date......................................................... 37
         Section 902.  Early Termination........................................................................ 38
         Section 903.  Termination.............................................................................. 38
         Section 904.  Liquidation.............................................................................. 38
         Section 905.  Mergers, Consolidations, Amalgamations or Replacements of the Trust...................... 39

ARTICLE X  -  MISCELLANEOUS PROVISIONS.......................................................................... 40
         Section 1001.  Limitation of Rights of Securityholders................................................. 40
         Section 1002.  Amendment............................................................................... 40
         Section 1003.  Separability............................................................................ 42
         Section 1004.  Governing law........................................................................... 42
         Section 1005.  Payments Due on Non-Business Day........................................................ 42
         Section 1006.  Successors.............................................................................. 42
         Section 1007.  Headings................................................................................ 42
         Section 1008.  Reports, Notices and Demands............................................................ 42
         Section 1009.  Agreement Not to Petition............................................................... 43
         Section 1010.  Trust Indenture Act; Conflict with Trust Indenture Act.................................. 44
         Section 1011.  Acceptance of Terms of Trust Agreement, Guarantee and Indenture......................... 44


         Exhibit A.........Certificate of Trust
         Exhibit B.........[Intentionally Omitted]
         Exhibit C.........Form of Common Securities Certificate
         Exhibit D.........Form of Expense Agreement
         Exhibit E.........Form of Preferred Securities Certificate

                      AMENDED AND RESTATED TRUST AGREEMENT

         AMENDED AND RESTATED TRUST AGREEMENT, dated as of February 4, 1997, among (i) FIRST BANKS, INC., a Missouri corporation (including any successors or assigns, the "Depositor"), (ii) STATE STREET BANK AND TRUST COMPANY, a trust company duly organized and existing under the laws of the Commonwealth of Massachusetts, as property trustee (the "Property Trustee" and, in its separate corporate capacity and not in its capacity as Property Trustee, the "Bank"),
(iii) WILMINGTON TRUST COMPANY, a Delaware banking corporation duly organized and existing under the laws of the State of Delaware, as Delaware trustee (the "Delaware Trustee," and, in its separate corporate capacity and not in its capacity as Delaware Trustee, the "Delaware Bank") (iv) JAMES F. DIERBERG, an individual, ALLEN H. BLAKE, an individual, and LAURENCE J. BROST, an individual, each of whose address is c/o First Banks, Inc., 11901 Olive Boulevard, St. Louis, Missouri 63141 (each an "Administrative Trustee" and collectively the "Administrative Trustees") (the Property Trustee, the Delaware Trustee and the Administrative Trustees referred to collectively as the "Trustees"), and (v) the several Holders (as hereinafter defined).

                                    RECITALS

         WHEREAS, the Depositor, the Delaware Trustee, and James F. Dierberg, Allen H. Blake and Laurence J. Brost, each as an Administrative Trustee, have heretofore duly declared and established a business trust pursuant to the Delaware Business Trust Act by the entering into of that certain Trust Agreement, dated as of December 12, 1996 (the "Original Trust Agreement"), and by the execution and filing by the Delaware Trustee, the Depositor and the Administrative Trustees with the Secretary of State of the State of Delaware of the Certificate of Trust, filed on December 13, 1996, the form of which is attached as Exhibit A; and

         WHEREAS, the Depositor, the Delaware Trustee, the Property Trustee and the Administrative Trustees desire to amend and restate the Original Trust Agreement in its entirety as set forth herein to provide for, among other things, (i) the issuance of the Common Securities (as defined herein) by the Trust (as defined herein) to the Depositor; (ii) the issuance and sale of the Preferred Securities (as defined herein) by the Trust pursuant to the Underwriting Agreement (as defined herein); (iii) the acquisition by the Trust from the Depositor of all of the right, title and interest in the Debentures (as defined herein); and (iv) the appointment of the Trustees;

         NOW THEREFORE, in consideration of the agreements and obligations set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, each party, for the benefit of the other parties and for the benefit of the Securityholders (as defined herein), hereby amends and restates the Original Trust Agreement in its entirety and agrees as follows:

                                    ARTICLE I
                                  DEFINED TERMS

         Section 101.  Definitions.

         For all purposes of this Trust Agreement, except as otherwise expressly provided or unless the context otherwise requires:

         (a) the terms defined in this Article I have he meanings assigned to them in this Article I and include the plural as well as the singular;

         (b) all other terms used herein that are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

         (c) unless  the  context  otherwise  requires,  any  reference  to   an
"Article" or a "Section" refers to an Article or a Section, as the case may be, of this Trust Agreement; and

         (d) the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Trust Agreement as a whole and not to any particular Article, Section or other subdivision.

         "Act" has the meaning specified in Section 608.

         "Additional Amount" means, with respect to Trust Securities of a given Liquidation Amount and/or a given period, the amount of additional interest accrued on interest in arrears and paid by the Depositor on a Like Amount of Debentures for such period.

          "Additional Interest" has the meaning specified in Section 1.1 of the Indenture.

         "Administrative Trustee" means each of James F. Dierberg, Allen H. Blake and Laurence J. Brost, solely in his capacity as Administrative Trustee of the Trust formed and continued hereunder and not in his individual capacity, or such Administrative Trustee's successor in interest in such capacity, or any successor trustee appointed as herein provided.

         "Affiliate" means, with respect to a specified Person, (a) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities or other ownership interests of the specified Person, any Person 10% or more of whose outstanding voting securities or other ownership interests are directly or indirectly owned, controlled or held with power to vote by the specified Person; (c) any Person directly or indirectly controlling, controlled by, or under common control with the specified Person; (d) a partnership in which the specified Person is a general partner; (e) any officer or director of the specified Person; and (f) if the specified Person is an individual, any entity of which the specified Person is an officer, director or general partner.

         "Authenticating Agent" means an authenticating agent with respect to the Preferred Securities appointed by the Property Trustee pursuant to Section 503.

          "Bank" has the meaning specified in the Preamble to this Trust Agreement.

         "Bankruptcy Event" means, with respect to any Person:

         (a) the entry of a decree or order by a court having jurisdiction in the premises adjudging such Person a bankrupt or insolvent, or approving as properly filed a petition seeking liquidation or reorganization of or in respect of such Person under the United States Bankruptcy Code of 1978, as amended, or any other similar applicable federal or state law, and the continuance of any such decree or order unvacated and unstayed for a period of 90 days; or the commencement of an involuntary case under the United States Bankruptcy Code of 1978, as amended, in respect of such Person, which shall continue undismissed for a period of 90 days or entry of an order for relief in such case; or the entry of a decree or order of a court having jurisdiction in the premises for the appointment on the ground of insolvency or bankruptcy of a receiver, custodian, liquidator, trustee or assignee in bankruptcy or insolvency of such Person or of its property, or for the winding up or liquidation of its affairs, and such decree or order shall have remained in force unvacated and unstayed for a period of 90 days; or

         (b) the institution by such Person of proceedings to be adjudicated a voluntary bankrupt, or the consent by such Person to the filing of a bankruptcy proceeding against it, or the filing by such Person of a petition or answer or consent seeking liquidation or reorganization under the United States Bankruptcy Code of 1978, as amended, or other similar applicable Federal or State law, or the consent by such Person to the filing of any such petition or to the appointment on the ground of insolvency or bankruptcy of a receiver or custodian or liquidator or trustee or assignee in bankruptcy or insolvency of such Person or of its property, or shall make a general assignment for the benefit of creditors.

         "Bankruptcy Laws" has the meaning specified in Section 1009.

         "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Depositor to have been duly adopted by the Depositor's Board of Directors, or such committee of the Board of Directors or officers of the Depositor to which authority to act on behalf of the Board of Directors has been delegated, and to be in full force and effect on the date of such certification, and delivered to the appropriate Trustee.

         "Business Day" means a day other than a Saturday or Sunday, a day on which banking institutions in The City of New York are authorized or required by law, executive order or regulation to remain closed, or a day on which the Property Trustee's Corporate Trust Office or the Corporate Trust Office of the Debenture Trustee is closed for business.

         "Certificate of Trust" means the certificate of trust filed with the Secretary of State of the State of Delaware with respect to the Trust, as amended or restated from time to time.

          "Change in 1940 Act Law" shall have the meaning set forth in the definition of "Investment Company Event."

          "Closing Date" means the date of execution and delivery of this Trust Agreement.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Common Security" means an undivided beneficial interest in the assets of the Trust, having a Liquidation Amount of $25 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution as provided herein.

         "Common  Securities   Certificate"   means  a  certificate   evidencing
ownership of Common Securities, substantially in the form attached as Exhibit C.

         "Corporate Trust Office" means the office at which, at any particular time, the corporate trust business of the Property Trustee or the Debenture Trustee, as the case may be, shall be principally administered, which office at the date hereof, in each such case, is located at Two International Place, 4th Floor, Boston, Massachusetts 02110, Attention: Corporate Trust Department.

         "Debenture  Event of Default" means an "Event of Default" as defined in
Section 7.1 of the Indenture.

         "Debenture Redemption Date" means, with respect to any Debentures to be redeemed under the Indenture, the date fixed for redemption under the Indenture.

         "Debenture Tax Event" means a "Tax Event" as specified in Section 1.1 of the Indenture.

         "Debenture  Trustee"  means  State  Street  Bank and Trust  Company,  a
banking   corporation   organized   under  the  laws  of  the   Commonwealth  of
Massachusetts and any successor thereto, as trustee under the Indenture.

         "Debentures" means the $88,917,550 aggregate principal amount of the Depositor's 9.25% Subordinated Debentures due 2027, issued pursuant to the Indenture.

         "Definitive Preferred Securities Certificates" means the Preferred Securities Certificates issued in certificated, fully registered form as provided in Section 513.

          "Delaware Bank" has the meaning specified in the Preamble to this Trust Agreement.

          "Delaware Business Trust Act" means Chapter 38 of Title 12 of the Delaware Code, 12 Delaware Code Sections 3801 et seq. as it may be amended from time to time.

         "Delaware Trustee" means the commercial bank or trust company identified as the "Delaware Trustee" in the Preamble to this Trust Agreement solely in its capacity as Delaware Trustee of the Trust formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor trustee appointed as herein provided.

          "Depositor" has the meaning specified in the Preamble to this Trust Agreement.

         "Distribution Date" has the meaning specified in Section 401(a).

         "Distributions"   means  amounts   payable  in  respect  of  the  Trust
Securities as provided in Section 401.

         "Event of Default" means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

         (a) the occurrence of a Debenture Event of Default; or

         (b) default by the Trust or the Property Trustee in the payment of any Distribution when it becomes due and payable, and continuation of such default for a period of 30 days; or

         (c) default by the Trust or the Property Trustee in the payment of any Redemption Price of any Trust Security when it becomes due and payable; or

         (d) default in the performance, or breach, in any material respect, of any covenant or warranty of the Trustees in this Trust Agreement (other than a covenant or warranty a default in the performance of which or the breach of which is dealt with in clause (b) or (c), above) and continuation of such default or breach for a period of 60 days after there has been given, by registered or certified mail, to the defaulting Trustee or Trustees by the Holders of at least 25% in aggregate liquidation preference of the Outstanding Preferred Securities a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

         (e) the occurrence of a Bankruptcy Event with respect to the Property Trustee and the failure by the Depositor to appoint a successor Property Trustee within 60 days thereof.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "Expense Agreement" means the Agreement as to Expenses and Liabilities between the Depositor and the Trust, substantially in the form attached as Exhibit D, as amended from time to time.

         "Expiration Date" has the meaning specified in Section 901.

          "Extended  Interest  Payment  Period"  has the  meaning  specified  in
Section 4.1 of the Indenture.

         "Guarantee" means the Preferred Securities Guarantee Agreement executed and delivered by the Depositor and State Street Bank and Trust Company, as trustee, contemporaneously with the execution and delivery of this Trust Agreement, for the benefit of the holders of the Preferred Securities, as amended from time to time.

         "Indenture" means the Indenture, dated as of February 4, 1997, between the Depositor and the Debenture Trustee, as trustee, as amended or supplemented from time to time.

         "Investment Company Act," means the Investment Company Act of 1940, as amended, as in effect at the date of execution of this instrument.

         "Investment Company Event" means the receipt by the Trust of an Opinion of Counsel, rendered by a law firm having a recognized national tax and securities law practice, to the effect that, as a result of the occurrence of a change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority (a "Change in 1940 Act Law"), the Trust is or shall be considered an "investment company" that is required to be registered under the Investment Company Act, which Change in 1940 Act Law becomes effective on or after the date of original issuance of the Preferred Securities under this Trust Agreement.

         "Lien" means any lien, pledge, charge, encumbrance, mortgage, deed of trust, adverse ownership interest, hypothecation, assignment, security interest or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever.

         "Like Amount" means (a) with respect to a redemption of Trust Securities, Trust Securities having a Liquidation Amount equal to the principal amount of Debentures to be contemporaneously redeemed in accordance with the Indenture and the proceeds of which shall be used to pay the Redemption Price of such Trust Securities; and (b) with respect to a distribution of Debentures to Holders of Trust Securities in connection with a termination or liquidation of the Trust, Debentures having a principal amount equal to the Liquidation Amount of the Trust Securities of the Holder to whom such Debentures are distributed. Each Debenture distributed pursuant to clause (b) above shall carry with it accumulated interest in an amount equal to the accumulated and unpaid interest then due on such Debentures.

         "Liquidation Amount" means the stated amount of $25 per Trust Security.

         "Liquidation Date" means the date on which Debentures are to be distributed to Holders of Trust Securities in connection with a termination and liquidation of the Trust pursuant to Section 904(a).

         "Liquidation Distribution" has the meaning specified in Section 904(d).

         "Officers' Certificate" means a certificate signed by the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Controller or an Assistant Controller or the Secretary or an Assistant
Secretary, of the Depositor, and delivered to the appropriate Trustee. One of the officers signing an Officers' Certificate given pursuant to Section 816 shall be the principal executive, financial or accounting officer of the Depositor. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Trust Agreement shall include:

         (a) a statement that each officer signing the Officers' Certificate has read the covenant or condition and the definitions relating thereto;

         (b) a brief  statement of the nature and scope of  the  examination  or
investigation   undertaken   by   each   officer   in  rendering  the  Officers'
Certificate;

         (c) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

         (d) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

         "Opinion of Counsel" means an opinion in writing of legal counsel, who may be counsel for the Trust, the Property Trustee, the Delaware Trustee or the Depositor, but not an employee of any thereof, and who shall be reasonably acceptable to the Property Trustee.

          "Original Trust Agreement" has the meaning specified in the Recitals to this Trust Agreement.

         "Outstanding", when used with respect to Preferred Securities, means, as of the date of determination, all Preferred Securities theretofore executed and delivered under this Trust Agreement, except:

         (a Preferred securities theretofore canceled by the Property Trustee or delivered to the Property Trustee for cancellation;

         (b) Preferred Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Property Trustee or any Paying Agent for the Holders of such Preferred Securities; provided that, if such Preferred Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Trust Agreement; and

         (c) Preferred Securities which have been paid or in exchange for or in lieu of which other Preferred Securities have been executed and delivered pursuant to Sections 504, 505, 511 and 513; provided, however, that in determining whether the Holders of the requisite Liquidation Amount of the Outstanding Preferred Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Preferred Securities owned by the Depositor, any Trustee or any Affiliate of the Depositor or any Trustee shall be disregarded and deemed not to be Outstanding, except that (a) in determining whether any Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Preferred Securities that such Trustee knows to be so owned shall be so disregarded; and (b) the foregoing shall not apply at any time when all of the outstanding Preferred Securities are owned by the Depositor, one or more of the Trustees and/or any such Affiliate. Preferred Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Administrative Trustees the pledgee's right so to the Depositor or any Affiliate of the Depositor.

         "Paying Agent" means any paying agent or co-paying agent appointed pursuant to Section 509 and shall initially be the Bank.

         "Payment Account" means a segregated non-interest-bearing corporate trust account maintained by the Property Trustee with the Bank in its trust department for the benefit of the Securityholders in which all amounts paid in respect of the Debentures shall be held and from which the Property Trustee shall make payments to the Securityholders in accordance with Sections 401 and 402.

         "Person" means any individual, corporation, partnership, joint venture, trust, limited liability company or corporation, unincorporated organization or government or any agency or political subdivision thereof.

         "Preferred Security" means an undivided beneficial interest in the assets of the Trust, having a Liquidation Amount of $25 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution as provided herein.

         "Preferred Securities Certificate", means a certificate evidencing ownership of Preferred Securities, substantially in the form attached as Exhibit E.

         "Property Trustee" means the commercial bank or trust company identified as the "Property Trustee," in the Preamble to this Trust Agreement solely in its capacity as Property Trustee of the Trust heretofore formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor property trustee appointed as herein provided.

         "Redemption Date" means, with respect to any Trust Security to be redeemed, the date fixed for such redemption by or pursuant to this Trust Agreement; provided that each Debenture Redemption Date and the stated maturity of the Debentures shall be a Redemption Date for a Like Amount of Trust Securities.

         "Redemption Price" means, with respect to any Trust Security, the Liquidation Amount of such Trust Security, plus accumulated and unpaid Distributions to the Redemption Date, paid by the Depositor upon the concurrent redemption of a Like Amount of Debentures, allocated on a pro rata basis (based on Liquidation Amounts) among the Trust Securities.

         "Relevant Trustee" shall have the meaning specified in Section 810.

         "Securities Register" and "Securities Registrar" have the respective meanings specified in Section 504.

         "Securityholder" or "Holder" means a Person in whose name a Trust Security or Securities is registered in the Securities Register; any such Person is a beneficial owner within the meaning of the Delaware Business Trust Act.

         "Trust" means the Delaware business trust created and continued hereby and identified on the cover page to this Trust Agreement.

         "Trust Agreement" means this Amended and Restated Trust Agreement, as the same may be modified, amended or supplemented in accordance with the applicable provisions hereof, including all exhibits hereto, including, for all purposes of this Trust Agreement and any such modification, amendment or supplement, the provisions of the Trust Indenture Act that are deemed to be a part of and govern this Trust Agreement and any such modification, amendment or supplement, respectively.

         "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended, as in force at the date as of which this instrument was executed; provided, however, that in the event the Trust Indenture Act of 1939, as amended, is amended after such date, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

         "Trust Property" means (a) the Debentures; (b) the rights of the Property Trustee under the Guarantee; (c) any cash on deposit in, or owing to, the Payment Account; and (d) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Property Trustee pursuant to the trusts of this Trust Agreement.

          "Trust Security" means any one of the Common Securities or the Preferred Securities.

          "Trust Securities Certificate" means any one of the Common Securities Certificates or the Preferred Securities Certificates.

          "Trustees" means, collectively, the Property Trustee, the Delaware Trustee and the Administrative Trustees.

         "Underwriting Agreement" means the Underwriting Agreement, dated as of January 29, 1997 and amended as of January 30, 1997, among the Trust, the Depositor and the Underwriters named therein.


                                   ARTICLE II
                           ESTABLISHMENT OF THE TRUST

         Section 201.  Name.

         The Trust created and continued hereby shall be known as "First Preferred Capital Trust," as such name may be modified from time to time by the Administrative Trustees following written notice to the Holders of Trust Securities and the other Trustees, in which name the Trustees may engage in the transactions contemplated hereby, make and execute contracts and other instruments on behalf of the Trust and sue and be sued.

          Section 202. Office of the Delaware Trustee; Principal Place of Business.

         The address of the Delaware Trustee in the State of Delaware is c/o Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention: Corporate Trust Administration, or such other address in the State of Delaware as the Delaware Trustee may designate by written notice to the Securityholders and the Depositor. The principal executive office of the Trust is c/o First Banks, Inc., 135 North Meramec Avenue, St. Louis, Missouri 63105.

          Section 203. Initial Contribution of Trust Property; Organizational Expenses.

         The Trustees acknowledge receipt in trust from the Depositor in connection with the Original Trust Agreement of the sum of $10, which constituted the initial Trust Property. The Depositor shall pay organizational expenses of the Trust as they arise or shall, upon request of any Trustee, promptly reimburse such Trustee for any such expenses paid by such Trustee. The Depositor shall make no claim upon the Trust Property for the payment of such expenses.

         Section 204.  Issuance of the Preferred Securities.

         On January 29, 1997, the Depositor and an Administrative Trustee, on behalf of the Trust and pursuant to the Original Trust Agreement, executed and delivered the Underwriting Agreement. On January 30, 1997, the Depositor and an Administrative Trustee, on behalf of the Trust and pursuant to the Original Trust Agreement, executed and delivered the First Amendment to the Underwriting Agreement. Contemporaneously with the execution and delivery of this Trust
Agreement, an Administrative Trustee, on behalf of the Trust, shall execute in accordance with Section 502 and deliver in accordance with the Underwriting Agreement, Preferred Securities Certificates, registered in the name of the Persons entitled thereto, in an aggregate amount of $86,250,000 Preferred Securities having an aggregate Liquidation Amount of $86,250,000 against receipt of the aggregate purchase price of such Preferred Securities of $86,250,000, which amount such Administrative Trustee shall promptly deliver to the Property Trustee.

          Section 205. Issuance of the Common Securities; Subscription and Purchase of Debentures.

         Contemporaneously with the execution and delivery of this Trust Agreement, an Administrative Trustee, on behalf of the Trust, shall execute in accordance with Section 502 and deliver to the Depositor, Common Securities Certificates, registered in the name of the Depositor, in an aggregate amount of Common Securities having an aggregate Liquidation Amount of $2,667,550 against payment by the Depositor of such amount. Contemporaneously therewith, an Administrative Trustee, on behalf of the Trust, shall subscribe to and purchase from the Depositor Debentures, registered in the name of the Property Trustee on behalf of the Trust and having an aggregate principal amount equal to $88,917,550, and, in satisfaction of the purchase price for such Debentures, the Property Trustee, on behalf of the Trust, shall deliver to the Depositor the sum of $88,917,550.

         Section 206.  Declaration of Trust.

         The exclusive purposes and functions of the Trust are (a) to issue and sell Trust Securities and use the proceeds from such sale to acquire the Debentures; and (b) to engage in those activities necessary, convenient or incidental thereto. The Depositor hereby appoints the Trustees as trustees of the Trust, to have all the rights, powers and duties to the extent set forth herein, and the Trustees hereby accept such appointment. The Property Trustee hereby declares that it shall hold the Trust Property in trust upon and subject to the conditions set forth herein for the benefit of the Securityholders. The Administrative Trustees shall have all rights, powers and duties set forth herein and in accordance with applicable law with respect to accomplishing the purposes of the Trust. The Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities, of the Property Trustee or the Administrative Trustees set forth herein. The Delaware Trustee shall be one of the Trustees of the Trust for the sole and limited purpose of fulfilling the requirements of Section 3807 of the Delaware Business Trust Act.

         Section 207.  Authorization to Enter into Certain Transactions.

         (a) The Trustees shall conduct the affairs of the Trust in accordance with the terms of this Trust Agreement. Subject to the limitations set forth in paragraph (b) of this Section 207 and Article VIII, and in accordance with the following provisions (i) and (ii), the Administrative Trustees shall have the authority to enter into all transactions and agreements determined by the Administrative Trustees to be appropriate in exercising the authority, express or implied, otherwise granted to the Administrative Trustees under this Trust Agreement, and to perform all acts in furtherance thereof, including without limitation, the following:

                  (i)......As among the Trustees,  each Administrative  Trustee, acting singly or jointly, shall have the power and authority to act on behalf of the Trust with respect to the following matters:

                  .........(A)    the issuance and sale of the Trust Securities;

                  .........(B)    to  cause  the  Trust  to enter  into,  and to
execute, deliver and perform on behalf of the Trust, the Expense Agreement and such other agreements or documents as may be necessary or desirable in connection with the purposes and function of the Trust;

                  .........(C)    assisting in the registration of the Preferred
Securities under the Securities Act of 1933, as amended, and under state securities or blue sky laws, and the qualification of this Trust Agreement as a trust indenture under the Trust Indenture Act;

                  .........(D)   assisting  in  the  listing  of  the  Preferred
Securities upon The Nasdaq Stock Market's National Market or such securities exchange or exchanges as shall be determined by the Depositor and the registration of the Preferred Securities under the Exchange Act, and the preparation and filing of all periodic and other reports and other documents pursuant to the foregoing;

                  .........(E)   the sending of notices  (other  than notices of
default) and other information regarding the Trust Securities and the Debentures to the Securityholders in accordance with this Trust Agreement;

                  .........(F)   the    appointment   of   a      Paying  Agent,
authenticating agent and Securities Registrar in accordance with this Trust Agreement;

                  .........(G)   to the extent provided in this Trust Agreement,
the winding up of the affairs of and liquidation of the Trust and the preparation, execution and filing of the certificate of cancellation with the Secretary of State of the State of Delaware;

                  .........(H)   to take  all action  that may be  necessary  or
appropriate for the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory business trust under the laws of the State of Delaware and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Holders of the Preferred Securities or to enable the Trust to effect the purposes for which the Trust was created; and

                  .........(I)   the taking of any  action  incidental   to  the
foregoing as the Administrative Trustees may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement for the benefit of the Securityholders (without consideration of the effect of any such action on any particular Securityholder).

          (ii).....As  among the Trustees,  the Property  Trustee shall have the power, duty and authority to act on behalf of the Trust with respect to the following matters:

                  .........(A)      the establishment of the Payment Account;

                  .........(B)      the receipt of the Debentures;

                  .........(C)      the  collection of interest,  principal and
any other  payments made in respect of the Debentures in the Payment Account;

                  .........(D)      the  distribution  of  amounts  owed to the
Securityholders in respect of the Trust Securities in accordance with the terms of this Trust Agreement;

                  .........(E)      the  exercise of all of the rights,  powers
and  privileges  of a holder of the Debentures;

                  .........(F)      the sending of notices of default  and other
information  regarding  the  Trust  Securities  and   the   Debentures   to  the
Securityholders in accordance with this Trust Agreement;

                  .........(G)      the  distribution  of the Trust  Property in
accordance  with the terms of this Trust Agreement;

                  .........(H)      to  the   extent   provided  in  this  Trust
Agreement,  the winding up of the affairs of and liquidation of the Trust;

                  .........(I)  after an Event of  Default,  the  taking  of any action incidental to the foregoing as the Property Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement and protect and conserve the Trust Property for the benefit of the Securityholders (without consideration of the effect of any such action on any particular Securityholder);

                  .........(J)      registering   transfers  of    the    Trust
Securities in  accordance  with this Trust Agreement; and

                  .........(K)      except as otherwise provided in this Section
207(a)(ii), the Property Trustee shall have none of the duties, liabilities, powers or the authority of the Administrative Trustees set forth in Section 207(a)(i).

         (b) So long as this Trust Agreement remains in effect, the Trust (or the Trustees acting on behalf of the Trust) shall not undertake any business, activities or transaction except as expressly provided herein or contemplated hereby. In particular, the Trustees shall not (i) acquire any investments or engage in any activities not authorized by this Trust Agreement; (ii) sell, assign, transfer, exchange, mortgage, pledge, set-off or otherwise dispose of any of the Trust Property or interests therein, including to Securityholders, except as expressly provided herein; (iii) take any action that would cause the Trust to fail or cease to qualify as a "grantor trust" for United States federal income tax purposes; (iv) incur any indebtedness for borrowed money or issue any other debt; or (v) take or consent to any action that would result in the placement of a Lien on any of the Trust Property. The Administrative Trustees shall defend all claims and demands of all Persons at any time claiming any Lien on any of the Trust Property adverse to the interest of the Trust or the Securityholders in their capacity as Securityholders.

         (c) In connection with the issue and sale of the Preferred Securities, the Depositor shall have the right and responsibility to assist the Trust with respect to, or effect on behalf of the Trust, the following (and any actions taken by the Depositor in furtherance of the following prior to the date of this Trust Agreement are hereby ratified and confirmed in all respects):

                  (i)......the  preparation  and  filing by the  Trust  with the
Commission and the execution on behalf of the Trust of a registration statement on the appropriate form in relation to the Preferred Securities and the Debentures, including any amendments thereto;

                  (ii).....the  determination  of the  states  in  which to take appropriate action to qualify or, register for sale all or part of the Preferred Securities and to do any and all such acts, other than actions which must be taken by or on behalf of the Trust, and advise the Trustees of actions they must take on behalf of the Trust, and prepare for execution and filing any documents to be executed and filed by the Trust or on behalf of the Trust, as the Depositor deems necessary or advisable in order to comply with the applicable laws of any such States;

                  (iii)....the preparation for filing by the Trust and execution on behalf of the Trust of an application to The Nasdaq Stock Market's National Market or a national stock exchange or other organizations for listing upon notice of issuance of any Preferred Securities and to file or cause an Administrative Trustee to file thereafter with such exchange or organization such notifications and documents as may be necessary from time to time;

                  (iv).....the  preparation  for  filing by the  Trust  with the
Commission and the execution on behalf of the Trust of a registration statement on Form 8-A relating to the registration of the Preferred Securities under
Section 12(b) or 12(g) of the Exchange Act, including any amendments thereto;

                  (v)......the  negotiation  of the terms of, and the execution and delivery of, the Underwriting Agreement providing for the sale of the Preferred Securities; and

                  (vi).....the  taking  of  any  other  actions  necessary   or
desirable  to  carry  out any of the foregoing activities.

         (d) Notwithstanding anything herein to the contrary, the Administrative Trustees are authorized and directed to conduct the affairs of the Trust and to operate the Trust so that the Trust shall not be deemed to be an "investment company" required to be registered under the Investment Company Act, shall be classified as a "grantor trust" and not as an association taxable as a corporation for United States federal income tax purposes and so that the Debentures shall be treated as indebtedness of the Depositor for United States federal income tax purposes. In this connection, subject to Section 1002, the Depositor and the Administrative Trustees are authorized to take any action, not inconsistent with applicable law or this Trust Agreement, that each of the Depositor and the Administrative Trustees determines in their discretion to be necessary or desirable for such purposes.

         Section 208.  Assets of Trust.

         The assets of the Trust shall consist of the Trust Property.

         Section 209.  Title to Trust Property.

         Legal title to all Trust Property shall be vested at all times in the Property Trustee (in its capacity as such) and shall be held and administered by the Property Trustee for the benefit of the Securityholders in accordance with this Trust Agreement.


                                  ARTICLE III.
                                 PAYMENT ACCOUNT

         Section 301.  Payment Account.

         (a) On or prior to the Closing Date, the Property Trustee shall establish the Payment Account. The Property Trustee and any agent of the Property Trustee shall have exclusive control and sole right of withdrawal with respect to the Payment Account for the purpose of making deposits and withdrawals from the Payment Account in accordance with this Trust Agreement. All monies and other property deposited or held from time to time in the Payment Account shall be held by the Property Trustee in the Payment Account for the exclusive benefit of the Securityholders and for distribution as herein provided, including (and subject to) any priority of payments provided for herein.

         (b) The Property Trustee shall deposit in the Payment Account, promptly upon receipt, all payments of principal of or interest on, and any other payments or proceeds with respect to, the Debentures. Amounts held in the Payment Account shall not be invested by the Property Trustee pending distribution thereof.


                                   ARTICLE IV
                            DISTRIBUTIONS; REDEMPTION

         Section 401.  Distributions.

         (a) Distributions on the Trust Securities shall be cumulative, and shall accumulate whether or not there are funds of the Trust available for the payment of Distributions. Distributions shall accumulate from February 4, 1997, and, except during any Extended Interest Payment Period with respect to the Debentures, shall be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 1997. If any date on which a Distribution is otherwise payable on the Trust Securities is not a Business Day, then the payment of such Distribution shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date (each date on which distributions are payable in accordance with this Section 401(a), a "Distribution Date").

         (b) The Trust Securities represent undivided beneficial interests in the Trust Property, and, as a practical matter, the Distributions on the Trust Securities shall be payable at a rate of 9.25% per annum of the Liquidation Amount of the Trust Securities. The amount of Distributions payable for any full period shall be computed on the basis of a 360-day year of twelve 30-day months. The amount of Distributions for any partial period shall be computed on the basis of the number of days elapsed in a 360-day year of twelve 30 day months. During any Extended Interest Payment Period with respect to the Debentures, Distributions on the Preferred Securities shall be deferred for a period equal to the Extended Interest Payment Period. The amount of Distributions payable for any period shall include the Additional Amounts, if any.

         (c) Distributions on the Trust Securities shall be made by the Property Trustee solely from the Payment Account and shall be payable on each Distribution Date only to the extent that the Trust has funds then on hand and immediately available by 12:30 p.m. on each Distribution Date in the Payment Account for the payment of such Distributions.

         (d) Distributions on the Trust Securities with respect to a Distribution Date shall be payable to the Holders thereof as they appear on the Securities Register for the Trust Securities on the relevant record date, which shall be the 15th day of the month in which the Distribution is payable.

         Section 402.  Redemption.

         (a) On each Debenture Redemption Date and on the stated maturity of the Debentures, the Trust shall be required to redeem a Like Amount of Trust Securities at the Redemption Price.

         (b) Notice of redemption shall be given by the Property Trustee by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date to each Holder of Trust Securities to be redeemed, at such Holder's address appearing in the Securities Register. The Property Trustee shall have no responsibility for the accuracy of any CUSIP number contained in such notice. All notices of redemption shall state:

                  (i)......the Redemption Date;

                  (ii).....the Redemption Price;

                  (iii)....the CUSIP number;

                  (iv).....if less than all the Outstanding Trust Securities are to be redeemed, the identification and the aggregate Liquidation Amount of the particular Trust Securities to be redeemed; and

                  (v)......that,  on  the  Redemption   Date,   the   Redemption
Price shall become due and payable upon each such Trust Security to be redeemed and that Distributions thereon shall cease to accumulate on and after said date.

         (c) The Trust Securities redeemed on each Redemption Date shall be redeemed at the Redemption Price with the proceeds from the contemporaneous redemption of Debentures. Redemptions of the Trust Securities shall be made and the Redemption Price shall be payable on each Redemption Date only to the extent that the Trust has immediately available funds then on hand and available in the Payment Account for the payment of such Redemption Price.

         (d) If the Property Trustee gives a notice of redemption in respect of any Preferred Securities, then, by 12:00 noon, New York City time, on the Redemption Date, subject to Section 402(c), the Property Trustee shall deposit with the Paying Agent funds sufficient to pay the applicable Redemption Price and shall give the Paying Agent irrevocable instructions and authority to pay the Redemption Price to the Holders thereof upon surrender of their Preferred Securities Certificates. Notwithstanding the foregoing, Distributions payable on or prior to the Redemption Date for any Trust Securities called for redemption shall be payable to the Holders of such Trust Securities as they appear on the Register for the Trust Securities on the relevant record dates for the related Distribution Dates. If notice of redemption shall have been given and funds deposited as required, then upon the date of such deposit, all rights of Securityholders holding Trust Securities so called for redemption shall cease, except the right of such Securityholders to receive the Redemption Price and any Distribution payable on or prior to the Redemption Date, but without interest, and such Securities shall cease to be Outstanding. In the event that any date on which any Redemption Price is payable is not a Business Day, then payment of the Redemption Price payable on such date shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date. In the event that payment of the Redemption Price in respect of any Trust Securities called for redemption is improperly withheld or refused and not paid either by the Trust or by the Depositor pursuant to the Guarantee, Distributions on such Trust Securities shall continue to accumulate, at the then applicable rate, from the Redemption Date originally established by the Trust for such Trust Securities to the date such Redemption Price is actually paid, in which case the actual payment date shall be the date fixed for redemption for purposes of calculating the Redemption Price.

         (e) Payment of the Redemption Price on the Trust Securities shall be made to the record holders thereof as they appear on the Securities Register for the Trust Securities on the relevant record date, which shall be the date 15 days prior to the relevant Redemption Date.

         (f) Subject to Section 403(a), if less than all the Outstanding Trust Securities are to be redeemed on a Redemption Date, then the aggregate Liquidation Amount of Trust Securities to be redeemed shall be allocated on a pro rata basis (based on Liquidation Amounts) among the Common Securities and the Preferred Securities. The particular Preferred Securities to be redeemed shall be selected not more than 60 days prior to the Redemption Date by the Property Trustee from the outstanding Preferred Securities not previously called for redemption, by such method (including, without limitation, by lot) as the Property Trustee shall deem fair and appropriate and which may provide for the selection for redemption of portions (equal to $25 or an integral multiple of $25 in excess thereof) of the Liquidation Amount of Preferred Securities of a denomination larger than $25. The Property Trustee shall promptly notify the Securities Registrar in writing of the Preferred Securities selected for redemption and, in the case of any Preferred Securities selected for partial redemption, the Liquidation Amount thereof to be redeemed. For all purposes of this Trust Agreement, unless the context otherwise requires, all provisions relating to the redemption of Preferred Securities shall relate, in the case of any Preferred Securities redeemed or to be redeemed only in part, to the portion of the Liquidation Amount of Preferred Securities which has been or is to be redeemed.

         Section 403.  Subordination of Common Securities.

         (a)  Payment  of  Distributions   (including   Additional  Amounts,  if
applicable) on, and the Redemption Price of, the Trust Securities, as applicable, shall be made, subject to Section 402(f), pro rata among the Common Securities and the Preferred Securities based on the Liquidation Amount of the Trust Securities; provided, however, that if on any Distribution Date or Redemption Date any Event of Default resulting from a Debenture Event of Default shall have occurred and be continuing, no payment of any Distribution (including Additional Amounts, if applicable) on, or Redemption Price of, any Common Security, and no other payment on account of the redemption, liquidation or other acquisition of Common Securities, shall be made unless payment in full in cash of all accumulated and unpaid Distributions (including Additional Amounts, if applicable) on all Outstanding Preferred Securities for all Distribution periods terminating on or prior thereto, or in the case of payment of the Redemption Price the full amount of such Redemption Price on all Outstanding Preferred Securities then called for redemption, shall have been made or provided for, and all funds immediately available to the Property Trustee shall first be applied to the payment in full in cash of all Distributions (including Additional Amounts, if applicable) on, or the Redemption Price of, Preferred Securities then due and payable.

         (b) In the case of the occurrence of any Event of Default resulting from a Debenture Event of Default, the Holder of Common Securities shall be deemed to have waived any right to act with respect to any such Event of Default under this Trust Agreement until the effect of all such Events of Default with respect to the Preferred Securities shall have been cured, waived or otherwise eliminated. Until any such Event of Default under this Trust Agreement with respect to the Preferred Securities shall have been so cured, waived or otherwise eliminated, the Property Trustee shall act solely on behalf of the Holders of the Preferred Securities and not the Holder of the Common Securities, and only the Holders of the Preferred Securities shall have the right to direct the Property Trustee to act on their behalf.

         Section 404.  Payment Procedures.

         Payments of Distributions (including Additional Amounts, if applicable) in respect of the Preferred Securities shall be made by check mailed to the address of the Person entitled thereto as such address shall appear on the Securities Register. Payments in respect of the Common Securities shall be made in such manner as shall be mutually agreed between the Property Trustee and the Common Securityholder.

         Section 405.  Tax Returns and Reports.

         The Administrative Trustees shall prepare (or cause to be prepared), at the Depositor's expense, and file all United States federal, state and local tax and information returns and reports required to be filed by or in respect of the Trust. In this regard, the Administrative Trustees shall (a) prepare and file

(or cause to be prepared and filed) the appropriate Internal Revenue Service Form required to be filed in respect of the Trust in each taxable year of the Trust; and (b) prepare and furnish (or cause to be prepared and furnished) to each Securityholder the appropriate Internal Revenue Service form required to be furnished to such Securityholder or the information required to be provided on such form. The Administrative Trustees shall provide the Depositor with a copy of all such returns and reports promptly after such filing or furnishing. The Property Trustee shall comply with United States federal withholding and backup withholding tax laws and information reporting requirements with respect to any payments to Securityholders under the Trust Securities.

         Section 406.  Payment of Taxes, Duties, etc. of the Trust.

         Upon receipt under the Debentures of Additional Interest (as defined in Section 1.1 of the Indenture), the Property Trustee, at the direction of an Administrative Trustee or the Depositor, shall promptly pay any taxes, duties or governmental charges of whatsoever nature (other than withholding taxes) imposed on the Trust by the United States or any other taxing authority.

         Section 407.  Payments Under Indenture.

         Any amount payable hereunder to any Holder of Preferred Securities shall be reduced by the amount of any corresponding payment such Holder has directly received under the Indenture pursuant to Section 514(b) or (c) hereof.


                                    ARTICLE V
                          TRUST SECURITIES CERTIFICATES

         Section 501.  Initial.

         Upon the creation of the Trust and the contribution by the Depositor pursuant to Section 203 and until the issuance of the Trust Securities, and at any time during which no Trust Securities are outstanding, the Depositor shall be the sole beneficial owner of the Trust.

         Section 502.  The Trust Securities.

         The Preferred Securities Certificates shall be issued in minimum denominations of $25 Liquidation Amount and integral multiples of $25 in excess thereof, and the Common Securities Certificates shall be issued in denominations of $25 Liquidation Amount and integral multiples thereof. The Trust Securities Certificates shall be executed on behalf of the Trust by manual or facsimile signature of at least one Administrative Trustee. Trust Securities Certificates bearing the manual or facsimile signatures of individuals who were, at the time when such signatures shall have been affixed, authorized to sign on behalf of the Trust, shall be validly issued and entitled to the benefits of this Trust Agreement, notwithstanding that such individuals or any of them shall have ceased to be so authorized prior to the delivery of such Trust Securities Certificates or did not hold such offices at the date of delivery of such Trust Securities Certificates. A transferee of a Trust Securities Certificate shall become a Securityholder, and shall be entitled to the rights and subject to the obligations of a Securityholder hereunder, upon due registration of such Trust Securities Certificate in such transferee's name pursuant to Sections 504, 511 and 513.

          Section  503.   Execution,   Authentication   and  Delivery  of  Trust
Securities Certificates.

         (a) On the  Closing  Date  and on the  date on  which  the  Underwriter
exercises  the  option,   as  applicable  (the  "Option   Closing  Date"),   the
Administrative Trustees shall cause Trust Securities Certificates, in an aggregate Liquidation Amount as provided in Sections 204 and 205, to be executed on behalf of the Trust by at least one of the Administrative Trustees and delivered to or upon the written order of the Depositor, signed by its Chief Executive Officer, President, any Vice President, the Treasurer or any Assistant Treasurer without further corporate action by the Depositor, in authorized denominations.

         (b) A Preferred Securities Certificate shall not be valid until authenticated by the manual signature of an authorized signatory of the Property Trustee. The signature shall be conclusive evidence that the Preferred Securities Certificate has been authenticated under this Trust Agreement. Each Preferred Security Certificate shall be dated the date of its authentication.

         Upon the written order of the Trust signed by the Administrative Trustee, the Property Trustee shall authenticate and make available for delivery the Preferred Securities Certificates.

         The Property Trustee may appoint an Authenticating Agent acceptable to the Trust to authenticate the Preferred Securities. An Authenticating Agent may authenticate the Preferred Securities whenever the Property Trustee may do so. Each reference in this Trust Agreement to authentication by the Property Trustee includes authentication by such agent. An Authenticating Agent has the same rights as the Property Trustee to deal with the Company or the Trust.

          Section 504. Registration of Transfer and Exchange of Preferred Securities Certificates.

         (a) The Depositor shall keep or cause to be kept, at the office or agency maintained pursuant to Section 508, a register or registers for the purpose of registering Trust Securities Certificates and transfers and exchanges of Preferred Securities Certificates (herein referred to as the "Securities Register") in which the registrar designated by the Depositor (the "Securities Registrar"), subject to such reasonable regulations as it may prescribe, shall provide for the registration of Preferred Securities Certificates and Common Securities Certificates (subject to Section 510 in the case of the Common Securities Certificates) and registration of transfers and exchanges of Preferred Securities Certificates as herein provided. The Property Trustee shall be the initial Securities Registrar.

         (b) Upon surrender for registration of transfer of any Preferred Securities Certificate at the office or agency maintained pursuant to Section 508, the Administrative Trustees or any one of them shall execute and deliver, in the name of the designated transferee or transferees, one or more new Preferred Securities Certificates in authorized denominations of a like aggregate Liquidation Amount dated the date of execution by such Administrative Trustee or Trustees. The Securities Registrar shall not be required to register the transfer of any Preferred Securities that have been called for redemption. At the option of a Holder, Preferred Securities Certificates may be exchanged for other Preferred Securities Certificates in authorized denominations of the same class and of a like aggregate Liquidation Amount upon surrender of the Preferred Securities Certificates to be exchanged at the office or agency maintained pursuant to Section 508.

         (c) Every Preferred Securities Certificate presented or surrendered for registration of transfer or exchange shall be accompanied by a written instrument of transfer in form satisfactory to the Property Trustee and the Securities Registrar duly executed by the Holder or his attorney duly authorized in writing. Each Preferred Securities Certificate surrendered for registration of transfer or exchange shall be canceled and subsequently disposed of by the Property Trustee in accordance with its customary practice. The Trust shall not be required to (i) issue, register the transfer of, or exchange any Preferred Securities during a period beginning at the opening of business 15 calendar days before the date of mailing of a notice of redemption of any Preferred Securities called for redemption and ending at the close of business on the day of such mailing; or (ii) register the transfer of or exchange any Preferred Securities so selected for redemption, in whole or in part, except the unredeemed portion of any such Preferred Securities being redeemed in part.

         (d) No service charge shall be made for any registration of transfer or exchange of Preferred Securities Certificates, but the Securities Registrar may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer or exchange of Preferred Securities Certificates.

          Section 505. Mutilated, Destroyed, Lost or Stolen Trust Securities Certificates.

         If (a) any mutilated Trust Securities certificate shall be surrendered to the Securities Registrar, or if the Securities Registrar shall receive evidence to its satisfaction of the destruction, loss or theft of any Trust Securities Certificate; and (b) there shall be delivered to the Securities Registrar and the Administrative Trustees such security or indemnity as may be required by them to save each of them harmless, then in the absence of notice that such Trust Securities Certificate shall have been acquired by a bona fide purchaser, the Administrative Trustees, or any one of them, on behalf of the Trust shall execute and make available for delivery, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Trust Securities Certificate, a new Trust Securities Certificate of like class, tenor and denomination. In connection with the issuance of any new Trust Securities Certificate under this
Section 505, the Administrative Trustees or the Securities Registrar may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Trust Securities Certificate issued pursuant to this Section 505 shall constitute conclusive evidence of an undivided beneficial interest in the assets of the Trust, as if originally issued, whether or not the lost, stolen or destroyed Trust Securities Certificate shall be found at any time.

         Section 506.  Persons Deemed Securityholders.

         The Trustees, the Paying Agent and the Securities Registrar shall treat the Person in whose name any Trust Securities Certificate shall be registered in the Securities Register as the owner of such Trust Securities Certificate for the purpose of receiving Distributions and for all other purposes whatsoever, and neither the Trustees nor the Securities Registrar shall be bound by any notice to the contrary.

         Section 507.  Access to List of Securityholders' Names and Addresses.

         At any time when the Property Trustee is not also acting as the Securities Registrar, the Administrative Trustees or the Depositor shall furnish or cause to be furnished to the Property Trustee (a) semi-annually on or before January 15 and July 15 in each year, a list, in such form as the Property Trustee may reasonably require, of the names and addresses of the Securityholders as of the most recent record date; and (b) promptly after receipt by any Administrative Trustee or the Depositor of a request therefor from the Property Trustee in order to enable the Property Trustee to discharge its obligations under this Trust Agreement, in each case to the extent such information is in the possession or control of the Administrative Trustees or the Depositor and is not identical to a previously supplied list or has not otherwise been received by the Property Trustee in its capacity as Securities Registrar. The rights of Securityholders to communicate with other Securityholders with respect to their rights under this Trust Agreement or under the Trust Securities, and the corresponding rights of the Trustee shall be as provided in the Trust Indenture Act. Each Holder, by receiving and holding a Trust Securities Certificate, and each owner shall be deemed to have agreed not to hold the Depositor, the Property Trustee or the Administrative Trustees accountable by reason of the disclosure of its name and address, regardless of the source from which such information was derived.

         Section 508.  Maintenance of Office or Agency.

         The Administrative Trustees shall maintain in The City of New York or other location designated by the Administrative Trustees, an office or offices or agency or agencies where Preferred Securities Certificates may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Trustees in respect of the Trust Securities Certificates may be served. The Administrative Trustees initially designate the Corporate Trust Office of the Property Trustee, Two International Place, 4th Floor, Boston, Massachusetts 02110, as the principal corporate trust office for such purposes. The Administrative Trustees shall give prompt written notice to the Depositor and to the Securityholders of any change in the location of the Securities Register or any such office or agency.

         Section 509.  Appointment of Paying Agent.

         The Property Trustee shall act as the Paying Agent. The Paying Agent shall make Distributions to Securityholders from the Payment Account and shall report the amounts of such Distributions to the Property Trustee and the Administrative Trustees. Any Paying Agent shall have the revocable power to withdraw funds from the Payment Account for the purpose of making the Distributions referred to above. The Administrative Trustees may revoke such power and remove the Paying Agent if such Trustees determine in their sole discretion that the Paying Agent shall have failed to perform its obligations under this Trust Agreement in any material respect. The Paying Agent shall initially be the Property Trustee, and any co-paying agent chosen by the Property Trustee, and acceptable to the Administrative Trustees and the Depositor. Any Person acting as Paying Agent shall be permitted to resign as

Paying Agent upon 30 days' written notice to the Administrative Trustees, the Property Trustee and the Depositor. In the event that the Property Trustee shall no longer be the Paying Agent or a successor Paying Agent shall resign or its authority to act be revoked, the Administrative Trustees shall appoint a successor that is acceptable to the Property Trustee and the Depositor to act as Paying Agent (which shall be a bank or trust company). The Administrative Trustees shall cause such successor Paying Agent or any additional Paying Agent appointed by the Administrative Trustees to execute and deliver to the Trustees an instrument in which such successor Paying Agent or additional Paying Agent shall agree with the Trustees that as Paying Agent, such successor Paying Agent or additional Paying Agent shall hold all sums, if any, held by it for payment to the Securityholders in trust for the benefit of the Securityholders entitled thereto until such sums shall be paid to such Securityholders. The Paying Agent shall return all unclaimed funds to the Property Trustee and, upon removal of a Paying Agent, such Paying Agent shall also return all funds in its possession to the Property Trustee. The provisions of Sections 801, 803 and 806 shall apply to the Property Trustee also in its role as Paying Agent, for so long as the Property Trustee shall act as Paying Agent and, to the extent applicable, to any other paying agent appointed hereunder. Any reference in this Agreement to the Paying Agent shall include any co-paying agent unless the context requires otherwise.

         Section 510.  Ownership of Common Securities by Depositor.

         On the Closing Date, the Depositor shall acquire and retain beneficial and record ownership of the Common Securities. To the fullest extent permitted by law, any attempted transfer of the Common Securities (other than a transfer in connection with a merger or consolidation of the Depositor into another corporation pursuant to Section 12.1 of the Indenture) shall be void. The Administrative Trustees shall cause each Common Securities Certificate issued to the Depositor to contain a legend stating "THIS CERTIFICATE IS NOT TRANSFERABLE".

         Section 511.  Preferred Securities Certificates.

         (a) Each owner shall receive a Preferred Securities Certificate representing such owner's interest in such Preferred Securities. Upon the issuance of Definitive Preferred Securities Certificates, the Trustees shall recognize the record holders of the Definitive Preferred Securities Certificates as Securityholders. The Definitive Preferred Securities Certificates shall be printed, lithographed or engraved or may be produced in any other manner as is reasonably acceptable to the Administrative Trustees, as evidenced by the execution thereof by the Administrative Trustees or any one of them.

         (b) A single Common Securities Certificate representing the Common Securities shall be issued to the Depositor in the form of a definitive Common Securities Certificate.

         Section 512.  [Intentionally Omitted].

         Section 513.  [Intentionally Omitted].

         Section 514.  Rights of Securityholders.

         (a) The legal title to the Trust Property is vested exclusively in the Property Trustee (in its capacity as such) in accordance with Section 209, and the Securityholders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Trust conferred by their Trust Securities and they shall have no right to call for any partition or division of property, profits or rights of the Trust except as described below. The Trust Securities shall be personal property giving only the rights specifically set forth therein and in this Trust Agreement. The Trust Securities shall have no preemptive or similar rights. When issued and delivered to Holders of the Preferred Securities against payment of the purchase price therefor, the Preferred Securities shall be fully paid and nonassessable interests in the Trust. The Holders of the Preferred Securities, in their capacities as such, shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.

         (b) For so long as any Preferred Securities remain Outstanding, if, upon a Debenture Event of Default, the Debenture Trustee fails or the holders of not less than 25% in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of at least 25% in Liquidation Amount of the Preferred Securities then Outstanding shall have such right by a notice in writing to the Depositor and the Debenture Trustee; and upon any such declaration such principal amount of and the accrued interest on all of the Debentures shall become immediately due and payable, provided that the payment of principal and interest on such Debentures shall remain subordinated to the extent provided in the Indenture.

         (c) For so long as any Preferred Securities remain outstanding, if, upon a Debenture Event of Default arising from the failure to pay interest or principal on the Debentures, the Holders of any Preferred Securities then Outstanding shall, to the fullest extent permitted by law, have the right to directly institute proceedings for enforcement of payment to such Holders of principal of or interest on the Debentures having a principal amount equal to the Liquidation Amount of the Preferred Securities of such Holders.


                                   ARTICLE VI
                    ACTS OF SECURITYHOLDERS; MEETINGS; VOTING

         Section 601.  Limitations on Voting Rights.

         (a) Except as provided in this Section 601, in Sections 514, 810 and 1002 and in the Indenture and as otherwise required by law, no Holder of Preferred Securities shall have any right to vote or in any manner otherwise control the administration, operation and management of the Trust or the obligations of the parties hereto, nor shall anything herein set forth, or contained in the terms of the Trust Securities Certificates, be construed so as to constitute the Securityholders from time to time as partners or members of an association.

         (b) So long as any Debentures are held by the Property Trustee, the Trustees shall not (i) direct the time, method and place of conducting any proceeding for any remedy available to the Debenture Trustee, or executing any trust or power conferred on the Debenture Trustee with respect to such Debentures; (ii) waive any past default which is waivable under Article VII of the Indenture; (iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable; or (iv) consent to any amendment, modification or termination of the Indenture or the Debentures, where such consent shall be required, without, in each case, obtaining the prior approval of the Holders of at least a majority in Liquidation Amount of all Outstanding Preferred Securities; provided, however, that where a consent under the Indenture would require the consent of each Holder of Outstanding Debentures affected thereby, no such consent shall be given by the Property Trustee without the prior written consent of each holder of Preferred Securities. The Trustees shall not revoke any action previously authorized or approved by a vote of the Holders of the Outstanding Preferred Securities, except by a subsequent vote of the Holders of the Outstanding Preferred Securities. The Property Trustee shall notify each Holder of the Outstanding Preferred Securities of any notice of default received from the Debenture Trustee with respect to the Debentures. In addition to obtaining the foregoing approvals of the Holders of the Preferred Securities, prior to taking any of the foregoing actions, the Trustees shall, at the expense of the Depositor, obtain an Opinion of Counsel experienced in such matters to the effect that the Trust shall continue to be classified as a grantor trust and not as an association taxable as a corporation for United States federal income tax purposes on account of such action.

         (c) If any proposed amendment to the Trust Agreement provides for, or the Trustees otherwise propose to effect, (i) any action that would adversely affect in any material respect the powers, preferences or special rights of the Preferred Securities, whether by way of amendment to the Trust Agreement or otherwise; or (ii) the dissolution, winding-up or termination of the Trust, other than pursuant to the terms of this Trust Agreement, then the Holders of Outstanding Preferred Securities as a class shall be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of at least a majority in Liquidation Amount of the Outstanding Preferred Securities. No amendment to this Trust Agreement may be made if, as a result of such amendment, the Trust would cease to be classified as a grantor trust or would be classified as an association taxable as a corporation for United States federal income tax purposes.

         Section 602.  Notice of Meetings.

         Notice of all meetings of the Preferred Securityholders, stating the time, place and purpose of the meeting, shall be given by the Property Trustee pursuant to Section 1008 to each Preferred Securityholder of record, at his registered address, at least 15 days and not more than 90 days before the meeting. At any such meeting, any business properly before the meeting may be so considered whether or not stated in the notice of the meeting. Any adjourned meeting may be held as adjourned without further notice.

         Section 603.  Meetings of Preferred Securityholders.

         (a) No annual meeting of Securityholders is required to be held. The Administrative Trustees, however, shall call a meeting of Securityholders to vote on any matter in respect of which Preferred Securityholders are entitled to vote upon the written request of the Preferred Securityholders of 25% of the

Outstanding Preferred Securities (based upon their aggregate Liquidation Amount) and the Administrative Trustees or the Property Trustee may, at any time in their discretion, call a meeting of Preferred Securityholders to vote on any matters as to which the Preferred Securityholders are entitled to vote.

         (b) Preferred Securityholders of record of 50% of the Outstanding Preferred Securities (based upon their aggregate Liquidation Amount), present in person or by proxy, shall constitute a quorum at any meeting of Securityholders.

         (c) If a quorum is present at a meeting, an affirmative vote by the Preferred Securityholders of record present, in person or by proxy, holding more than a majority of the Preferred Securities (based upon their aggregate Liquidation Amount) held by the Preferred Securityholders of record present, either in person or by proxy, at such meeting shall constitute the action of the Securityholders, unless this Trust Agreement requires a greater number of affirmative votes.

         Section 604.  Voting Rights.

         Securityholders shall be entitled to one vote for each $25 of Liquidation Amount represented by their Trust Securities in respect of any matter as to which such Securityholders are entitled to vote.

         Section 605.  Proxies, etc.

         At any meeting of Securityholders, any Securityholder entitled to vote thereat may vote by proxy, provided that no proxy, shall be voted at any meeting unless it shall have been placed on file with the Administrative Trustees, or with such other officer or agent of the Trust as the Administrative Trustees may direct, for verification prior to the time at which such vote shall be taken. When Trust Securities are held jointly by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Trust Securities, but if more than one of them shall be present at such meeting in person or by proxy, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Trust Securities. A proxy purporting to be executed by or on behalf of a Securityholder shall be deemed valid unless challenged at or prior to its exercise, and, the burden of proving invalidity shall rest on the challenger. No proxy shall be valid more than three years after its date of execution.

         Section 606.  Securityholder Action by Written Consent.

         Any action which may be taken by Securityholders at a meeting may be taken without a meeting if Securityholders holding more than a majority of all Outstanding Trust Securities (based upon their aggregate Liquidation Amount) entitled to vote in respect of such action (or such larger proportion thereof as shall be required by any express provision of this Trust Agreement) shall consent to the action in writing (based upon their aggregate Liquidation Amount).

         Section 607.  Record Date for Voting and Other Purposes.

         For the purposes of determining the Securityholders who are entitled to notice of and to vote at any meeting or by written consent, or to participate in any Distribution on the Trust Securities in respect of which a record date is not otherwise provided for in this Trust Agreement, or for the purpose of any other action, the Administrative Trustees may from time to time fix a date, not more than 90 days prior to the date of any meeting of Securityholders or the payment of Distribution or other action, as the case may be, as a record date for the determination of the identity of the Securityholders of record for such purposes.

         Section 608.  Acts of Securityholders.

         (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided or permitted by this Trust Agreement to be given, made or taken by Securityholders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Securityholders in person or by an agent duly appointed in writing; and, except as otherwise expressly provided herein, such action shall become effective when such instrument or instruments are delivered to an Administrative Trustee. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Securityholders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Trust Agreement and (subject to Section 801) conclusive in favor of the Trustees, if made in the manner provided in this Section 608.

         (b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgments of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which any Trustee receiving the same deems sufficient.

          (c) The ownership of Preferred Securities shall be proved by the Securities Register.

         (d) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Securityholder of any Trust Security shall bind every future Securityholder of the same Trust Security and the Securityholder of every Trust Security issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustees or the Trust in reliance thereon, whether or not notation of such action is made upon such Trust Security.

         (e) Without limiting the foregoing, a Securityholder entitled hereunder to take any action hereunder with regard to any particular Trust Security may do so with regard to all or any part of the Liquidation Amount of such Trust Security or by one or more duly appointed agents each of which may do so pursuant to such appointment with regard to all or any part of such liquidation amount.

         (f) A Securityholder may institute a legal proceeding directly against the Depositor under the Guarantee to enforce its rights under the Guarantee without first instituting a legal proceeding against the Guarantee Trustee (as defined in the Guarantee), the Trust or any Person.

         Section 609.  Inspection of.

         Upon reasonable notice to the Administrative Trustees and the Property Trustee, the records of the Trust shall be open to inspection and copying by Securityholders and their authorized representatives during normal business hours for any purpose reasonably related to such Securityholder's interest as a Securityholder.


                                   ARTICLE VII
                         REPRESENTATIONS AND WARRANTIES

          Section 701. Representations and Warranties of the Bank and the Property Trustee.

         The Bank and the Property Trustee, each severally on behalf of and as to itself, as of the date hereof, and each Successor Property Trustee at the time of the Successor Property Trustee's acceptance of its appointment as Property Trustee hereunder (the term "Bank" being used to refer to such Successor Property Trustee in its separate corporate capacity) hereby represents and warrants (as applicable) for the benefit of the Depositor and the Securityholders that:

          (a) the Bank is a trust company duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts;

         (b) the Bank has full corporate power, authority and legal right to execute, deliver and perform its obligations under this Trust Agreement and has taken all necessary action to authorize the execution, delivery and performance by it of this Trust Agreement;

         (c) this Trust Agreement has been duly authorized, executed and delivered by the Property Trustee and constitutes the valid and legally binding agreement of the Property Trustee enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors, rights and to general equity principles;

         (d) the execution, delivery and performance by the Property Trustee of this Trust Agreement has been duly authorized by all necessary corporate or other action on the part of the Property Trustee and does not require any approval of stockholders of the Bank and such execution, delivery and performance shall not (i) violate the Bank's charter or by-laws; (ii) violate any provision of, or constitute, with or without notice or lapse of time, a default under, or result in the creation or imposition of, any Lien on any properties included in the Trust Property pursuant to the provisions of, any indenture, mortgage, credit agreement, license or other agreement or instrument to which the Property Trustee or the Bank is a party or by which it is bound; or
(iii) violate any law, governmental rule or regulation of the United States or the Commonwealth of Massachusetts, as the case may be, governing the banking or trust powers of the Bank or the Property Trustee (as appropriate in context) or any order, judgment or decree applicable to the Property Trustee or the Bank;

         (e) neither the authorization, execution or delivery by the Property Trustee of this Trust Agreement nor the consummation of any of the transactions by the Property Trustee contemplated herein or therein requires the consent or approval of, the giving of notice to, the registration with or the taking of any other action with respect to any governmental authority or agency under any existing federal law governing the banking or trust powers of the Bank or the Property Trustee, as the case may be, under the laws of the United States or the Commonwealth of Massachusetts; and

         (f) there are no proceedings pending or, to the best of the Property Trustee's knowledge, threatened against or affecting the Bank or the Property Trustee in any court or before any governmental authority, agency or arbitration board or tribunal which, individually or in the aggregate, would materially and adversely affect the Trust or would question the right, power and authority of the Property Trustee to enter into or perform its obligations as one of the Trustees under this Trust Agreement.

          Section 702. Representations and Warranties of the Delaware Bank and the Delaware Trustee.

         The Delaware Bank and the Delaware Trustee, each severally on behalf of and as to itself, as of the date hereof, and each Successor Delaware Trustee at the time of the Successor Delaware Trustee's acceptance of appointment as Delaware Trustee hereunder (the term "Delaware Bank" being used to refer to such Successor Delaware Trustee in its separate corporate capacity), hereby represents and warrants (as applicable) for the benefit of the Depositor and the Securityholders that:

          (a)  the  Delaware  Bank  is  a  Delaware  banking   corporation  duly
organized, validly existing and in good standing under the laws of the State of Delaware;

         (b) the Delaware Bank has full corporate power, authority and legal right to execute, deliver and perform its obligations under this Trust Agreement and has taken all necessary action to authorize the execution, delivery and performance by it of this Trust Agreement;

         (c) this Trust Agreement has been duly authorized, executed and delivered by the Delaware Trustee and constitutes the valid and legally binding agreement of the Delaware Trustee enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors, rights and to general equity principles;

         (d) the execution, delivery and performance by the Delaware Trustee of this Trust Agreement has been duly authorized by all necessary corporate or other action on the part of the Delaware Trustee and does not require any approval of stockholders of the Delaware Bank and such execution, delivery and performance shall not (i) violate the Delaware Bank's charter or by-laws; (ii) violate any provision of, or constitute, with or without notice or lapse of time, a default under, or result in the creation or imposition of, any Lien on any properties included in the Trust Property pursuant to the provisions of, any indenture, mortgage, credit agreement, license or other agreement or instrument to which the Delaware Bank or the Delaware Trustee is a party or by which it is bound; or (iii) violate any law, governmental rule or regulation of the United States or the State of Delaware, as the case may be, governing the banking or trust powers of the Delaware Bank or the Delaware Trustee (as appropriate in context) or any order, judgment or decree applicable to the Delaware Bank or the Delaware Trustee;

         (e) neither the authorization, execution or delivery by the Delaware Trustee of this Trust Agreement nor the consummation of any of the transactions by the Delaware Trustee contemplated herein or therein requires the consent or approval of, the giving of notice to, the registration with or the taking of any other action with respect to any governmental authority or agency under any existing federal law governing the banking or trust powers of the Delaware Bank or the Delaware Trustee, as the case may be, under the laws of the United States or the State of Delaware; and

         (f) there are no proceedings pending or, to the best of the Delaware Trustee's knowledge, threatened against or affecting the Delaware Bank or the Delaware Trustee in any court or before any governmental authority, agency or arbitration board or tribunal which, individually or in the aggregate, would materially and adversely affect the Trust or would question the right, power and authority of the Delaware Trustee to enter into or perform its obligations as one of the Trustees under this Trust Agreement.

         Section 703.  Representations and Warranties of Depositor.

         The Depositor hereby represents and warrants for the benefit of the Securityholders that:

         (a) the Trust Securities Certificates issued on the Closing Date or the Option Closing Date, if applicable, on behalf of the Trust have been duly authorized and, shall have been, duly and validly executed, issued and delivered by the Administrative Trustees pursuant to the terms and provisions of, and in accordance with the requirements of, this Trust Agreement and the Securityholders shall be, as of such date, entitled to the benefits of this Trust Agreement; and

         (b) there are no taxes, fees or other governmental charges payable by the Trust (or the Trustees on behalf of the Trust) under the laws of the State of Delaware or any political subdivision thereof in connection with the execution, delivery and performance by the Bank, the Property Trustee or the Delaware Trustee, as the case may be, of this Trust Agreement.


                                  ARTICLE VIII
                                    TRUSTEES

         Section 801.  Certain Duties and Responsibilities.

         (a) The duties and responsibilities of the Trustees shall be as provided by this Trust Agreement and, in the case of the Property Trustee, by the Trust Indenture Act. Notwithstanding the foregoing, no provision of this Trust Agreement shall require the Trustees to expend or risk their own funds or otherwise incur any financial liability in the performance of any of their duties hereunder, or in the exercise of any of their rights or powers, if they shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it. No Administrative Trustee nor the Delaware Trustee shall be liable for its act or omissions hereunder except as a result of its own gross negligence or willful misconduct. The Property Trustee's liability shall be determined under the Trust Indenture Act. Whether or not therein expressly so provided, every provision of this Trust Agreement relating to the conduct or affecting the liability of or affording protection to the Trustees shall be subject to the provisions of this Section 801. To the extent that, at law or in equity, the Delaware Trustee or an Administrative Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or to the Securityholders, the Delaware Trustee or such Administrative Trustee shall not be liable to the Trust or to any Securityholder for such Trustee's good faith reliance on the provisions of this Trust Agreement. The provisions of this Trust Agreement, to the extent that they restrict the duties and liabilities of the Delaware Trustee or the Administrative Trustees otherwise existing at law or in equity, are agreed by the Depositor and the Securityholders to replace such other duties and liabilities of the Delaware Trustee and the Administrative Trustees, as the case may be.

         (b) All payments made by the Property Trustee or a Paying Agent in respect of the Trust Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Property Trustee or a Paying Agent to make payments in accordance with the terms hereof. With respect to the relationship of each Securityholder and the Trustee, each Securityholder, by its acceptance of a Trust Security, agrees that it shall look solely to the revenue and proceeds from the Trust Property to the extent legally available for distribution to it as herein provided and that the Trustees are not personally liable to it for any amount distributable in respect of any Trust Security or for any other liability in respect of any Trust Security. This Section 801(b) does not limit the liability of the Trustees expressly set forth elsewhere in this Trust Agreement or, in the case of the Property Trustee, in the Trust Indenture Act.

         (c) No provision of this Trust Agreement shall be construed to relieve the Property Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i)......the  Property  Trustee  shall not be  liable  for any error of judgment made in good faith by an authorized officer of the Property Trustee, unless it shall be proved that the Property Trustee was negligent in ascertaining the pertinent facts;

                  (ii).....the Property Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a majority in Liquidation Amount of the Trust Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Property Trustee, or exercising any trust or power conferred upon the Property Trustee under this Trust Agreement;

                  (iii)....the  Property Trustee's sole duty with respect to the custody, safe keeping and physical preservation of the Debentures and the Payment Account shall be to deal with such Property in a similar manner as the Property Trustee deals with similar property for its own account, subject to the protections and limitations on liability afforded to the Property Trustee under this Trust Agreement and the Trust Indenture Act;

                  (iv).....the  Property  Trustee  shall not be  liable  for any interest on any money received by it except as it may otherwise agree with the Depositor and money held by the Property Trustee need not be segregated from other funds held by it except in relation to the Payment Account maintained by the Property Trustee pursuant to Section 301 and except to the extent otherwise required by law; and

                  (v)......the  Property  Trustee shall not be  responsible  for monitoring the compliance by the Administrative Trustees or the Depositor with their respective duties under this Trust Agreement, nor shall the Property Trustee be liable for the negligence, default or misconduct of the Administrative Trustees or the Depositor.

         Section 802.  Certain Notices.

         (a) Within 5 Business Days after the occurrence of any Event of Default actually known to the Property Trustee, the Property Trustee shall transmit, in the manner and to the extent provided in Section 1008, notice of such Event of Default to the Securityholders, the Administrative Trustees and the Depositor, unless such Event of Default shall have been cured or waived. For purposes of this Section 802 the term "Event of Default" means any event that is, or after notice or lapse of time or both would become, an Event of Default.

         (b) The Administrative Trustees shall transmit, to the Securityholders in the manner and to the extent provided in Section 1008, notice of the Depositor's election to begin or further extend an Extended Interest Payment Period on the Debentures (unless such election shall have been revoked) within the time specified for transmitting such notice to the holders of the Debentures pursuant to the Indenture as originally executed.

         Section 803.  Certain Rights of Property Trustee.

         Subject to the provisions of Section 801:

         (a) the Property Trustee may rely and shall be protected in acting or refraining from acting in good faith upon any resolution, Opinion of Counsel, certificate, written representation of a Holder or transferee, certificate of auditors or any other certificate, statement, instrument, opinion, report, notice, request, consent, order, appraisal, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

         (b) if (i) in performing its duties under this Trust Agreement the Property Trustee is required to decide between alternative courses of action; or
(ii) in construing any of the provisions of this Trust Agreement the Property Trustee finds the same ambiguous or inconsistent with other provisions contained herein; or (iii) the Property Trustee is unsure of the application of any provision of this Trust Agreement, then, except as to any matter as to which the Preferred Securityholders are entitled to vote under the terms of this Trust Agreement, the Property Trustee shall deliver a notice to the Depositor requesting written instructions of the Depositor as to the course of action to be taken and the Property Trustee shall take such action, or refrain from taking such action, as the Property Trustee shall be instructed in writing to take, or to refrain from taking, by the Depositor; provided, however, that if the Property Trustee does not receive such instructions of the Depositor within 10

Business Days after it has delivered such notice, or such reasonably shorter period of time set forth in such notice (which to the extent practicable shall not be less than 2 Business Days), it may, but shall be under no duty to, take or refrain from taking such action not inconsistent with this Trust Agreement as it shall deem advisable and in the best interests of the Securityholders, in which event the Property Trustee shall have no liability except for its own bad faith, negligence or willful misconduct;

          (c) any direction or act of the Depositor or the Administrative Trustees contemplated by this Trust Agreement shall be sufficiently evidenced by an Officers' Certificate;

         (d) whenever in the administration of this Trust Agreement, the Property Trustee shall deem it desirable that a matter be established before undertaking, suffering or omitting any action hereunder, the Property Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officer's Certificate which, upon receipt of such request, shall be promptly delivered by the Depositor or the Administrative Trustees;

         (e) the Property Trustee shall have no duty to see to any recording, filing or registration of any instrument (including any financing or continuation statement, any filing under tax or securities laws or any filing under tax or securities laws) or any rerecording, refiling or reregistration thereof;

         (f) the Property Trustee may consult with counsel of its choice (which counsel may be counsel to the Depositor or any of its Affiliates) and the advice of such counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon and, in accordance with such advice, such counsel may be counsel to the Depositor or any of its Affiliates, and may include any of its employees; the Property Trustee shall have the right at any time to seek instructions concerning the administration of this Trust Agreement from any court of competent jurisdiction;

         (g) the Property Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Trust Agreement at the request or direction of any of the Securityholders pursuant to this Trust Agreement, unless such Securityholders shall have offered to the Property Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

         (h) the Property Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, note or other evidence of indebtedness or other paper or document, unless requested in writing to do so by one or more Securityholders, but the Property Trustee may make such further inquiry or investigation into such facts or matters as it may see fit;

         (i) the Property Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys, provided that the Property Trustee shall be responsible for its own negligence or recklessness with respect to selection of any agent or attorney appointed by it hereunder;

         (j) whenever in the administration of this Trust Agreement the Property Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder the Property Trustee (i) may request instructions from the Holders of the Trust Securities which instructions may only be given by the Holders of the same proportion in Liquidation Amount of the Trust Securities as would be entitled to direct the Property Trustee under the terms of the Trust Securities in respect of such remedy, right or action; (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received; and (iii) shall be protected in acting in accordance with such instructions; and

         (k) except as otherwise expressly provided by this Trust Agreement, the Property Trustee shall not be under any obligation to take any action that is discretionary under the provisions of this Trust Agreement. No provision of this Trust Agreement shall be deemed to impose any duty or obligation on the Property Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal, or in which the Property Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts, or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Property Trustee shall be construed to be a duty.

         Section 804.  Not Responsible for Recitals or Issuance of Securities.

         The Recitals contained herein and in the Trust Securities Certificates shall be taken as the statements of the Trust, and the Trustees do not assume any responsibility for their correctness. The Trustees shall not be accountable for the use or application by the Depositor of the proceeds of the Debentures.

         Section 805.  May Hold Securities.

         Any Trustee or any other agent of any Trustee or the Trust, in its individual or any other capacity, may become the owner or pledgee of Trust Securities and, subject to Sections 808 and 813 and except as provided in the definition of the term "Outstanding" in Article I, may otherwise deal with the Trust with the same rights it would have if it were not a Trustee or such other agent.

         Section 806.  Compensation; Indemnity; Fees.

         The Depositor agrees:

         (a) to pay to the Trustees from time to time reasonable compensation for all services rendered by them hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

         (b) except as otherwise expressly provided herein, to reimburse the Trustees upon request for all reasonable expenses, disbursements and advances incurred or made by the Trustees in accordance with any provision of this Trust

Agreement (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to such Trustee's negligence, bad faith or willful misconduct (or, in the case of the Administrative Trustees or the Delaware Trustee, any such expense, disbursement or advance as may be attributable to its, his or her gross negligence, bad faith or willful misconduct); and

         (c) to indemnify each of the Trustees or any predecessor Trustee for, and to hold the Trustees harmless against, any loss, damage, claims, liability, penalty or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of this Trust Agreement, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder, except any such expense, disbursement or advance as may be attributable to such Trustee's negligence, bad faith or willful misconduct (or, in the case of the Administrative Trustees or the Delaware Trustee, any such expense, disbursement or advance as may be attributable to its, his or her gross negligence, bad faith or willful misconduct).

         No Trustee may claim any Lien or charge on Trust Property as a result of any amount due pursuant to this Section 806.

          Section 807. Corporate Property Trustee Required; Eligibility of Trustees.

         (a) There shall at all times be a Property Trustee hereunder with respect to the Trust Securities. The Property Trustee shall be a Person that is eligible pursuant to the Trust Indenture Act to act as such and has a combined capital and surplus of at least $50,000,000. If any such Person publishes reports of condition at least annually, pursuant to law or to the requirements of its supervising or examining authority, then for the purposes of this Section 807, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Property Trustee with respect to the Trust Securities shall cease to be eligible in accordance with the provisions of this
Section 807, it shall resign immediately in the manner and with the effect hereinafter specified in this Article VIII.

         (b) There shall at all times be one or more Administrative Trustees hereunder with respect to the Trust Securities. Each Administrative Trustee shall be either a natural person who is at least 21 years of age or a legal entity that shall act through one or more persons authorized to bind that entity.

         (c) There shall at all times be a Delaware Trustee with respect to the Trust Securities. The Delaware Trustee shall either be (i) a natural person who is at least 21 years of age and a resident of the State of Delaware; or (ii) a legal entity with its principal place of business in the State of Delaware and that otherwise meets the requirements of applicable Delaware law that shall act through one or more persons authorized to bind such entity.

         Section 808.  Conflicting Interests.

         If the Property Trustee has or shall acquire a conflicting interest within the meaning of the Trust Indenture Act, the Property Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to the provisions of, the Trust Indenture Act and this Trust Agreement.

         Section 809.  Co-Trustees and Separate Trustee.

         (a) Unless an Event of Default shall have occurred and be continuing, at any time or times, for the purpose of meeting the legal requirements of the Trust Indenture Act or of any jurisdiction in which any part of the Trust Property may at the time be located, the Depositor shall have power to appoint, and upon the written request of the Property Trustee, the Depositor shall for such purpose join with the Property Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to appoint, one or more Persons approved by the Property Trustee either to act as co-trustee, jointly with the Property Trustee, of all or any part of such Trust Property, or to the extent required by law to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section 809. If the Depositor does not join in such appointment within 15 days after the receipt by it of a request so to do, or in case a Debenture Event of Default has occurred and is continuing, the Property Trustee alone shall have power to make such appointment. Any co-trustee or separate trustee appointed pursuant to this Section 809 shall either be (i) a natural person who is at least 21 years of age and a resident of the United States; or (ii) a legal entity with its principal place of business in the United States that shall act through one or more persons authorized to bind such entity.

         (b) Should any written instrument from the Depositor be required by any co-trustee or separate trustee so appointed for more fully confirming to such co-trustee or separate trustee such property, title, right, or power, any and all such instruments shall, on request, be executed, acknowledged, and delivered by the Depositor.

         (c) Every co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

                  (i)......The  Trust Securities shall be executed and delivered and all rights, powers, duties and obligations hereunder in respect of the custody of securities, cash and other personal property held by, or required to be deposited or pledged with, the Trustees specified hereunder, shall be exercised, solely by such Trustees and not by such co-trustee or separate trustee.

                  (ii).....The  rights,  powers,  duties and obligations  hereby conferred or imposed upon the Property Trustee in respect of any property covered by such appointment shall be conferred or imposed upon and exercised or performed by the Property Trustee or by the Property Trustee and such co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Property Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such co-trustee or separate trustee.

                  (iii)....The Property Trustee at any time, by an instrument in writing executed by it, with the written concurrence of the Depositor, may accept the resignation of or remove any co-trustee or separate trustee appointed under this Section 809, and, in case a Debenture Event of Default has occurred and is continuing, the Property Trustee shall have the power to accept the resignation of, or remove, any such co-trustee or separate trustee without the concurrence of the Depositor. Upon the written request of the Property Trustee, the Depositor shall join with the Property Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 809.

                  (iv).....No  co-trustee or separate  trustee  hereunder  shal be personally liable by reason of any act or omission of the Property Trustee or any other trustee hereunder.

                  (v)......The  Property  Trustee shall not be liable by reason of any act of a  co-trustee  or separate trustee.

                  (vi).....Any Act of  Holders delivered to the Property Trustee shall be deemed to have been delivered to each such co-trustee and separate trustee.

         Section 810.  Resignation and Removal; Appointment of Successor.

         (a) No resignation or removal of any Trustee (the "Relevant Trustee") and no appointment of a successor Trustee pursuant to this Article VIII shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of Section 811.

         (b) Subject to the immediately preceding paragraph, the Relevant Trustee may resign at any time with respect to the Trust Securities by giving written notice thereof to the Securityholders. If the instrument of acceptance by the successor Trustee required by Section 811 shall not have been delivered to the Relevant Trustee within 30 days after the giving of such notice of resignation, the Relevant Trustee may petition, at the expense of the Depositor, any court of competent jurisdiction for the appointment of a successor Relevant Trustee with respect to the Trust Securities.

         (c) Unless a Debenture Event of Default shall have occurred and be continuing, any Trustee may be removed at any time by Act of the Common Securityholder. If a Debenture Event of Default shall have occurred and be continuing, the Property Trustee or the Delaware Trustee, or both of them, may be removed at such time by Act of the Holders of a majority in Liquidation Amount of the Preferred Securities, delivered to the Relevant Trustee (in its individual capacity and on behalf of the Trust). An Administrative Trustee may be removed by the Common Securityholder at any time.

         (d) If any Trustee shall resign, be removed or become incapable of acting as Trustee, or if a vacancy shall occur in the office of any Trustee for any cause, at a time when no Debenture Event of Default shall have occurred and be continuing, the Common Securityholder, by Act of the Common Securityholder delivered to the retiring Trustee, shall promptly appoint a successor Trustee or

Trustees with respect to the Trust Securities and the Trust, and the successor Trustee shall comply with the applicable requirements of Section 811. If the Property Trustee or the Delaware Trustee shall resign, be removed or become incapable of continuing to act as the Property Trustee or the Delaware Trustee, as the case may be, at a time when a Debenture Event of Default shall have occurred and is continuing, the Preferred Securityholders, by Act of the Securityholders of a majority in Liquidation Amount of the Preferred Securities then Outstanding delivered to the retiring Relevant Trustee, shall promptly appoint a successor Relevant Trustee or Trustees with respect to the Trust Securities and the Trust, and such successor Trustee shall comply with the applicable requirements of Section 811. If an Administrative Trustee shall resign, be removed or become incapable of acting as Administrative Trustee, at a time when a Debenture Event of Default shall have occurred and be continuing, the Common Securityholder, by Act of the Common Securityholder delivered to an Administrative Trustee, shall promptly appoint a successor Administrative Trustee or Administrative Trustees with respect to the Trust Securities and the Trust, and such successor Administrative Trustee or Administrative Trustees shall comply with the applicable requirements of Section 811. If no successor Relevant Trustee with respect to the Trust Securities shall have been so appointed by the Common Securityholder or the Preferred Securityholders and accepted appointment in the manner required by Section 811, any Securityholder who has been a Securityholder of Trust Securities on behalf of himself and all others similarly situated may petition a court of competent jurisdiction for the appointment Trustee with respect to the Trust Securities.

         (e) The Property Trustee shall give notice of each resignation and each removal of a Trustee and each appointment of a successor Trustee to all Securityholders in the manner provided in Section 1008 and shall give notice to the Depositor. Each notice shall include the name of the successor Relevant Trustee and the address of its Corporate Trust office if it is the Property Trustee.

         (f) Notwithstanding the foregoing or any other provision of this Trust Agreement, in the event any Administrative Trustee or a Delaware Trustee who is a natural person dies or becomes, in the opinion of the Depositor, incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by (a) the unanimous act of remaining Administrative Trustees if there are at least two of them; or (b) otherwise by the Depositor (with the successor in each case being a Person who satisfies the eligibility requirement for Administrative Trustees set forth in Section 807).

         Section 811.  Acceptance of Appointment by Successor.

         (a) In case of the appointment hereunder of a successor Relevant Trustee with respect to the Trust Securities and the Trust, the retiring Relevant Trustee and each successor Relevant Trustee with respect to the Trust Securities shall execute and deliver an instrument hereto wherein each successor Relevant Trustee shall accept such appointment and which shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Relevant Trustee all the rights, powers, trusts and duties of the retiring Relevant Trustee with respect to the Trust Securities and the Trust and upon the execution and delivery of such instrument the resignation or removal of the retiring Relevant Trustee shall become effective to the extent provided therein and each such successor Relevant Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Relevant Trustee with respect to the Trust Securities and the Trust; but, on request of the Trust or any successor Relevant Trustee such retiring Relevant Trustee shall duly assign, transfer and deliver to such successor Relevant Trustee all Trust Property, all proceeds thereof and money held by such retiring Relevant Trustee hereunder with respect to the Trust Securities and the Trust.

         (b) Upon request of any such successor Relevant Trustee, the Trust shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Relevant Trustee all such rights, powers and trusts referred to in the immediately preceding paragraph, as the case may be.

         (c) No successor Relevant Trustee shall accept its appointment unless at the time of such acceptance such successor Relevant Trustee shall be qualified and eligible under this Article VIII.

          Section 812. Merger, Conversion, Consolidation or Succession to Business.

         Any Person into which the Property Trustee, the Delaware Trustee or any Administrative Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which such Relevant Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of such Relevant Trustee, shall be the successor of such Relevant Trustee hereunder, provided such Person shall be otherwise qualified and eligible under this Article VIII, without the execution or filing of any paper or any further act on the part of any of the parties hereto.

          Section 813. Preferential Collection of Claims Against Depositor or Trust.

         If and when the Property Trustee or the Delaware Trustee shall be or become a creditor of the Depositor or the Trust (or any other obligor upon the Debentures or the Trust Securities), the Property Trustee or the Delaware Trustee, as the case may be, shall be subject to and shall take all actions necessary in order to comply with the provisions of the Trust Indenture Act regarding the collection of claims against the Depositor or Trust (or any such other obligor).

         Section 814.  Reports by Property Trustee.

         (a) Not later than July 15 of each year commencing with July 15, 1997, the Property Trustee shall transmit to all Securityholders in accordance with
Section 1008, and to the Depositor, a brief report dated as of such May 15 with respect to:

                  (i)......its   eligibility  under  Section  807  or,  in  lieu
thereof, if to the best of its knowledge it has continued to be eligible under said Section, a written statement to such effect; and

                  (ii).....any   change  in  the   property  and  funds  in  its
possession as Property Trustee since the date of its last report and any action taken by the Property Trustee in the performance of its duties hereunder which it has not previously reported and which in its opinion materially affects the Trust Securities.

         (b) In addition the Property Trustee shall transmit to Securityholders such reports concerning the Property Trustee and its actions under this Trust Agreement as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant thereto.

         (c) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Property Trustee with The Nasdaq Stock Market's National Market, and each national securities exchange or other organization upon which the Trust Securities are listed, and also with the Commission and the Depositor.

         Section 815.  Reports to the Property Trustee.

         The Depositor and the Administrative Trustees on behalf of the Trust shall provide to the Property Trustee such documents, reports and information as required by Section 314 of the Trust Indenture Act (if any) and the compliance certificate required by Section 314(a) of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act.

         Section 816.  Evidence of Compliance with Conditions Precedent.

         Each of the Depositor and the Administrative Trustees on behalf of the Trust shall provide to the Property Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Trust Agreement that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to
Section 314(c)(1) of the Trust Indenture Act shall be given in the form of an Officers' Certificate.


         Section 817.  Number of Trustees.

          (a) The number of Trustees shall be five, provided that the Holder of all of the Common Securities by written instrument may increase or decrease the number of Administrative Trustees. The Property Trustee and the Delaware Trustee may be the same Person.

         (b) If a Trustee ceases to hold office for any reason and the number of Administrative Trustees is not reduced pursuant to Section 817(a), or if the number of Trustees is increased pursuant to Section 817(a), a vacancy shall occur. The vacancy shall be filled with a Trustee appointed in accordance with
Section 810.

         (c) The death, resignation, retirement, removal, bankruptcy, incompetence or incapacity to perform the duties of a Trustee shall not operate to annul the Trust. Whenever a vacancy in the number of Administrative Trustees shall occur, until such vacancy is filled by the appointment of an Administrative Trustee in accordance with Section 810, the Administrative Trustees in office, regardless of their number (and notwithstanding any other provision of this Agreement), shall have all the powers granted to the Administrative Trustees and shall discharge all the duties imposed upon the Administrative Trustees by this Trust Agreement.

         Section 818.  Delegation of Power.

         (a) Any Administrative Trustee may, by power of attorney consistent with applicable law, delegate to any other natural person over the age of 21 his or her power for the purpose of executing any documents contemplated in Section 207(a); and

         (b) The Administrative Trustees shall have power to delegate from time to time to such of their number or to the Depositor the doing of such things and the execution of such instruments either in the name of the Trust or the names of the Administrative Trustees or otherwise as the Administrative Trustees may deem expedient, to the extent such delegation is not prohibited by applicable law or contrary to the provisions of the Trust, as set forth herein.

         Section 819.  Voting.

         Except as otherwise provided in this Trust Agreement, the consent or approval of the Administrative Trustees shall require consent or approval by not less than a majority of the Administrative Trustees, unless there are only two, in which case both must consent.


                                   ARTICLE IX
                       TERMINATION, LIQUIDATION AND MERGER

         Section 901.  Termination Upon Expiration Date.

         Unless earlier dissolved, the Trust shall automatically dissolve on March 31, 2051 (the "Expiration Date") subject to distribution of the Trust Property in accordance with Section 904.

         Section 902.  Early Termination.

          The first to occur of any of the following events is an "Early Termination Event:"

         (a) the occurrence of a Bankruptcy Event in respect of, or the dissolution or liquidation of, the Depositor;

         (b) delivery of written direction to the Property Trustee by the Depositor at any time (which direction is wholly optional and within the discretion of the Depositor) to dissolve the Trust and distribute the Debentures to Securityholders in exchange for the Preferred Securities in accordance with
Section 904;

          (c) the redemption of all of the Preferred Securities in connection with the redemption of all of the Debentures; and

          (d) an order for dissolution of the Trust shall have been entered by a court of competent jurisdiction.

         Section 903.  Termination.

         The respective obligations and responsibilities of the Trustees and the Trust created and continued hereby shall terminate upon the latest to occur of the following: (a) the distribution by the Property Trustee to Securityholders upon the liquidation of the Trust pursuant to Section 904, or upon the redemption of all of the Trust Securities pursuant to Section 402, of all amounts required to be distributed hereunder upon the final payment of the Trust Securities; (b) the payment of any expenses owed by the Trust; (c) the discharge of all administrative duties of the Administrative Trustees, including the performance of any tax reporting obligations with respect to the Trust or the Securityholders; and (d) the filing of a Certificate of Cancellation by the Administrative Trustee under the Business Trust Act.

         Section 904.  Liquidation.

         (a) If an Early Termination Event specified in clause (a), (b), or (d) of Section 902 occurs or upon the Expiration Date, the Trust shall be liquidated by the Trustees as expeditiously as the Trustees determine to be possible by distributing, after satisfaction of liabilities to creditors of the Trust as provided by applicable law, to each Securityholder a Like Amount of Debentures, subject to Section 904(d). Notice of liquidation shall be given by the Property Trustee by first-class mail, postage prepaid, mailed not later than 30 nor more than 60 days prior to the Liquidation Date to each Holder of Trust Securities at such Holder's address appearing in the Securities Register. All notices of liquidation shall:

                  (i)......state the Liquidation Date;

                  (ii).....state  that from and after the Liquidation  Date, the
Trust Securities shall no longer be deemed to be Outstanding and any Trust Securities Certificates not surrendered for exchange shall be deemed to represent a Like Amount of Debentures; and

                  (iii)....provide   such   information   with  respect  to  the
mechanics by which Holders may exchange Trust Securities Certificates for Debentures, or, if Section 904(d) applies, receive a Liquidation Distribution, as the Administrative Trustees or the Property Trustee shall deem appropriate.

         (b) Except where Section 902(c) or 904(d) applies, in order to effect the liquidation of the Trust and distribution of the Debentures to Securityholders, the Property Trustee shall establish a record date for such distribution (which shall be not more than 45 days prior to the Liquidation
Date) and, either itself acting as exchange agent or through the appointment of a separate exchange agent, shall establish such procedures as it shall deem appropriate to effect the distribution of Debentures in exchange for the Outstanding Trust Securities Certificates.

         (c) Except where Section 902(c) or 904(d) applies, after the Liquidation Date, (i) the Trust Securities shall no longer be deemed to be outstanding; (ii) certificates representing a Like Amount of Debentures shall be issued to holders of Trust Securities Certificates upon surrender of such certificates to the Administrative Trustees or their agent for exchange; (iii) the Depositor shall use its reasonable efforts to have the Debentures listed on The Nasdaq Stock Market's National Market or on such other securities exchange or other organization as the Preferred Securities are then listed or traded;
(iv) any Trust Securities Certificates not so surrendered for exchange shall be deemed to represent a Like Amount of Debentures, accruing interest at the rate provided for in the Debentures from the last Distribution Date on which a Distribution was made on such Trust Securities Certificates until such certificates are so surrendered (and until such certificates are so surrendered, no payments of interest or principal shall be made to holders of Trust Securities Certificates with respect to such Debentures); and (v) all rights of Securityholders holding Trust Securities shall cease, except the right of such Securityholders to receive Debentures upon surrender of Trust Securities Certificates.

         (d) In the event that,  notwithstanding  the other  provisions  of this
Section 904, whether because of an order for dissolution entered by a court of competent jurisdiction or otherwise, distribution of the Debentures in the manner provided herein is determined by the Property Trustee not to be practical, the Trust Property shall be liquidated, and the Trust shall be dissolved, wound-up or terminated, by the Property Trustee in such manner as the Property Trustee determines. In such event, on the date of the dissolution, winding-up or other termination of the Trust, Securityholders shall be entitled to receive out of the assets of the Trust available for distribution to Securityholders, after satisfaction of liabilities to creditors of the Trust as provided by applicable law, an amount equal to the Liquidation Amount per Trust Security plus accumulated and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation Distribution"). If, upon any such dissolution, winding-up or termination, the Liquidation Distribution can be paid only in part because the Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then, subject to the next succeeding sentence, the amounts payable by the Trust on the Trust Securities shall be paid on a pro rata basis (based upon Liquidation Amounts). The holder of the Common Securities shall be entitled to receive Liquidation Distributions upon any such dissolution, winding-up or termination pro rata (determined as aforesaid) with Holders of Preferred Securities, except that, if a Debenture Event of Default has occurred and is continuing, the Preferred Securities shall have a priority over the Common Securities.

          Section 905. Mergers, Consolidations, Amalgamations or Replacements of the Trust.

         The Trust may not merge with or into, consolidate, amalgamate, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other Person, except pursuant to this Section 905. At the request of the Depositor, with the consent of the Administrative Trustees and without the consent of the holders of the Preferred Securities, the Property Trustee or the Delaware Trustee, the Trust may merge with or into, consolidate, amalgamate, be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to a trust organized as such under the laws of any state; provided, that (i) such successor entity either (a) expressly assumes all of the obligations of the Trust with respect to the Preferred Securities; or (b) substitutes for the Preferred Securities other securities having substantially the same terms as the Preferred Securities (the "Successor Securities") so long as the Successor Securities rank the same as the Preferred Securities rank in priority with respect to distributions and payments upon liquidation, redemption and otherwise; (ii) the Depositor expressly appoints a trustee of such successor entity possessing substantially the same powers and duties as the Property Trustee as the holder of the Debentures; (iii) the Successor Securities are listed or traded, or any Successor Securities shall be listed or traded upon notification of issuance, on any national securities exchange or other organization on which the Preferred Securities are then listed, if any; (iv) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the holders of the Preferred Securities (including any Successor Securities) in any material respect; (v) prior to such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Depositor has received an Opinion of Counsel to the effect that (a) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the holders of the Preferred Securities (including any Successor Securities) in any material respect; and (b) following such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, neither the Trust nor such successor entity shall be required to register as an "investment company" under the Investment Company Act; and (vi) the Depositor owns all of the Common Securities of such successor entity and guarantees the obligations of such successor entity under the Successor Securities at least to the extent provided by the Guarantee. Notwithstanding the foregoing, the Trust shall not, except with the consent of holders of 100% in Liquidation Amount of the Preferred Securities, consolidate, amalgamate, merge with or into, or be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to any other Person or permit any other Person to consolidate, amalgamate, merge with or into, or replace it if such consolidation, amalgamation, merger or replacement would cause the Trust or the successor entity to be classified as other than a grantor trust for United States federal income tax purposes.


                                    ARTICLE X
                            MISCELLANEOUS PROVISIONS

         Section 1001.  Limitation of Rights of Securityholders.

         The death or incapacity of any Person having an interest, beneficial or otherwise, in Trust Securities shall not operate to terminate this Trust Agreement, nor entitle the legal representatives or heirs of such Person or any Securityholder for such Person, to claim an accounting, take any action or bring any proceeding in any court for a partition or winding-up of the arrangements contemplated hereby, nor otherwise affect the rights, obligations and liabilities of the parties hereto or any of them.

         Section 1002.  Amendment.

         (a) This Trust Agreement may be amended from time to time by the Trustees and the Depositor, without the consent of any Securityholders, (i) as provided in Section 811 with respect to acceptance of appointment by a successor Trustee; (ii) to cure any ambiguity, correct or supplement any provision herein or therein which may be inconsistent with any other provision herein or therein, or to make any other provisions with respect to matters or questions arising under this Trust Agreement, that shall not be inconsistent with the other provisions of this Trust Agreement; or (iii) to modify, eliminate or add to any provisions of this Trust Agreement to such extent as shall be necessary to ensure that the Trust shall be classified for United States federal income tax purposes as a grantor trust at all times that any Trust Securities are outstanding or to ensure that the Trust shall not be required to register as an "investment company" under the Investment Company Act; provided, however, that in the case of clause (ii), such action shall not adversely affect in any material respect the interests of any Securityholder, and any amendments of this Trust Agreement shall become effective when notice thereof is given to the Securityholders.

         (b) Except as provided in Section 601(c) or Section 1002(c) hereof, any provision of this Trust Agreement may be amended by the Trustees and the Depositor (i) with the consent of Trust Securityholders representing not less than a majority (based upon Liquidation Amounts) of the Trust Securities then Outstanding; and (ii) upon receipt by the Trustees of an Opinion of Counsel to the effect that such amendment or the exercise of any power granted to the Trustees in accordance with such amendment shall not affect the Trust's status as a grantor trust for United States federal income tax purposes or the Trust's exemption from status of an "investment company" under the Investment Company Act.

         (c) In addition to and notwithstanding any other provision in this Trust Agreement, without the consent of each affected Securityholder (such consent being obtained in accordance with Section 603 or 606 hereof), this Trust Agreement may not be amended to (i) change the amount or timing of any Distribution on the Trust Securities or otherwise adversely affect the amount of any Distribution required to be made in respect of the Trust Securities as of a specified date; or (ii) restrict the right of a Securityholder to institute suit for the enforcement of any such payment on or after such date; notwithstanding any other provision herein, without the unanimous consent of the Securityholders (such consent being obtained in accordance with Section 603 or 606 hereof), this paragraph (c) of this Section 1002 may not be amended.

         (d) Notwithstanding any other provisions of this Trust Agreement, no Trustee shall enter into or consent to any amendment to this Trust Agreement which would cause the Trust to fail or cease to qualify for the exemption from status of an "investment company" under the Investment Company Act or to fail or cease to be classified as a grantor trust for United States federal income tax purposes.

         (e) Notwithstanding anything in this Trust Agreement to the contrary, without the consent of the Depositor, this Trust Agreement may not be amended in a manner which imposes any additional obligation on the Depositor.

         (f) In the event that any amendment to this Trust Agreement is made, the Administrative Trustees shall promptly provide to the Depositor a copy of such amendment.

         (g) Neither the Property Trustee nor the Delaware Trustee shall be required to enter into any amendment to this Trust Agreement which affects its own rights, duties or immunities under this Trust Agreement. The Property Trustee shall be entitled to receive an Opinion of Counsel and an Officers' Certificate stating that any amendment to this Trust Agreement is in compliance with this Trust Agreement.

         Section 1003.  Separability.

         In case any provision in this Trust Agreement or in the Trust Securities Certificates shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         Section 1004.  Governing law.

         THIS TRUST AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF EACH OF THE SECURITYHOLDERS, THE TRUST AND THE TRUSTEES WITH RESPECT TO THIS TRUST AGREEMENT AND THE TRUST SECURITIES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF DELAWARE (WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES).

         Section 1005.  Payments Due on Non-Business Day.

         If the date fixed for any payment on any Trust Security shall be a day that is not a Business Day, then such payment need not be made on such date but may be made on the next succeeding day which is a Business Day, with the same force and effect as though made on the date fixed for such payment, and no distribution shall accumulate thereon for the period after such date.

         Section 1006.  Successors.

         This Trust Agreement shall be binding upon and shall inure to the benefit of any successor to the Depositor, the Trust or the Relevant Trustee(s), including any successor by operation of law. Except in connection with a consolidation, merger or sale involving the Depositor that is permitted under
Article XII of the Indenture and pursuant to which the assignee agrees in writing to perform the Depositor's obligations hereunder, the Depositor shall not assign its obligations hereunder.

         Section 1007.  Headings.

         The Article and Section headings are for convenience only and shall not affect the construction of this Trust Agreement.

         Section 1008.  Reports, Notices and Demands.

         Any report, notice, demand or other communication which by any provision of this Trust Agreement is required or permitted to be given or served to or upon any Securityholder or the Depositor may be given or served in writing by deposit thereof, first-class postage prepaid, in the United States mail, hand delivery or facsimile transmission, in each case, addressed, (a) in the case of a Preferred Securityholder, to such Preferred Securityholder as such Securityholder's name and address may appear on the Securities Register; and (b) in the case of the Common Securityholder or the Depositor, to First Banks, Inc., 11901 Olive Boulevard, St. Louis, Missouri 63141, Attention: Chief Financial Officer, facsimile no.: (314) 567-3490. Any notice to Preferred Securityholders shall also be given to such owners as have, within two years preceding the giving of such notice, filed their names and addresses with the Property Trustee for that purpose. Such notice, demand or other communication to or upon a Securityholder shall be deemed to have been sufficiently given or made, for all purposes, upon hand delivery, mailing or transmission.

         Any notice, demand or other communication which by any provision of this Trust Agreement is required or permitted to be given or served to or upon the Trust, the Property Trustee or the Administrative Trustees shall be given in writing addressed (until another address is published by the Trust) as follows:

(a) with respect to the Property Trustee to State Street Bank and Trust Company, Two International Place, 4th Floor, Boston, Massachusetts 02110, Attention:
Corporate Trust Department; (b) with respect to the Delaware Trustee, to Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention: Corporate Trust Administration; and
(c) with respect to the Administrative Trustees, to them at the address above for notices to the Depositor, marked "Attention: Administrative Trustees of First Preferred Capital Trust." Such notice, demand or other communication to or upon the Trust or the Property Trustee shall be deemed to have been sufficiently given or made only upon actual receipt of the writing by the Trust or the Property Trustee.

         Section 1009.  Agreement Not to Petition.

         Each of the Trustees and the Depositor agree for the benefit of the Securityholders that, until at least one year and 1 day after the Trust has been terminated in accordance with Article IX, they shall not file, or join in the filing of, a petition against the Trust under any bankruptcy, insolvency, reorganization or other similar law (including, without limitation, the United States Bankruptcy Code of 1978, as amended) (collectively, "Bankruptcy Laws") or otherwise join in the commencement of any proceeding against the Trust under any Bankruptcy Law. In the event the Depositor takes action in violation of this
Section 1009, the Property Trustee agrees, for the benefit of Securityholders, that at the expense of the Depositor (which expense shall be paid prior to the filing), it shall file an answer with the bankruptcy court or otherwise properly contest the filing of such petition by the Depositor against the Trust or the commencement of such action and raise the defense that the Depositor has agreed in writing not to take such action and should be stopped and precluded therefrom. The provisions of this Section 1009 shall survive the termination of this Trust Agreement.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         Section 1010.  Trust Indenture Act; Conflict with Trust Indenture Act.

         (a) This Trust Agreement is subject to the provisions of the Trust Indenture Act that are required to be part of this Trust Agreement and shall, to the extent applicable, be governed by such provisions.

         (b) The Property Trustee shall be the only Trustee which is a trustee for the purposes of the Trust Indenture Act.

         (c) If any provision hereof limits, qualifies or conflicts with another provision hereof which is required to be included in this Trust Agreement by any of the provisions of the Trust Indenture Act, such required provision shall control. If any provision of this Trust Agreement modifies or excludes any provision of the Trust Indenture Act which may be so modified or excluded, the latter provision shall be deemed to apply to this Trust Agreement as so modified or to be excluded, as the case may be.

         (d) The application of the Trust Indenture Act to this Trust Agreement shall not affect the nature of the Securities as equity securities representing undivided beneficial interests in the assets of the Trust.

          Section 1011. Acceptance of Terms of Trust Agreement, Guarantee and Indenture.

         THE RECEIPT AND ACCEPTANCE OF A TRUST SECURITY OR ANY INTEREST THEREIN BY OR ON BEHALF OF A SECURITYHOLDER OR ANY BENEFICIAL OWNER, WITHOUT ANY SIGNATURE OR FURTHER MANIFESTATION OF ASSENT, SHALL CONSTITUTE THE UNCONDITIONAL ACCEPTANCE BY THE SECURITYHOLDER AND ALL OTHERS HAVING A BENEFICIAL INTEREST IN SUCH TRUST SECURITY OF ALL THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT AND AGREEMENT TO THE SUBORDINATION PROVISIONS AND OTHER TERMS OF THE GUARANTEE AND THE INDENTURE, AND SHALL CONSTITUTE THE AGREEMENT OF THE TRUST, SUCH SECURITYHOLDER AND SUCH OTHERS THAT THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT SHALL BE BINDING, OPERATIVE AND EFFECTIVE AS BETWEEN THE TRUST AND SUCH SECURITYHOLDER AND SUCH OTHERS.

                                            FIRST BANKS, INC.


                                            By: /s/ Allen H. Blake
                                            ----------------------
                                            Name:   Allen H. Blake
                                            Title:  Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary

                                            STATE STREET BANK AND TRUST COMPANY,
                                            as Property Trustee


                                            By:  /s/ Paul D. Allen
                                            ----------------------
                                            Name:    Paul D. Allen
                                            Title:   Vice President

                                            WILMINGTON TRUST COMPANY,
                                            as Delaware Trustee


                                            By: /s/ Emmett R. Harmon
                                            ------------------------
                                            Name:   Emmett R. Harmon
                                            Title:  Vice President


                                             /s/ James F. Dierberg
                                            ----------------------
                                            James F. Dierberg, as
                                            Administrative Trustee



                                             /s/ Allen H. Blake
                                            -------------------
                                            Allen H. Blake, as
                                            Administrative Trustee



                                             /s/ Laurence J. Brost
                                            ----------------------
                                            Laurence J. Brost, as
                                            Administrative Trustee

                                    EXHIBIT A

                              CERTIFICATE OF TRUST
                                       OF
                          FIRST PREFERRED CAPITAL TRUST

          THIS CERTIFICATE OF TRUST OF FIRST PREFERRED CAPITAL TRUST (the "Trust"), dated as of December 12, 1996, is being duly executed and filed by WILMINGTON TRUST COMPANY, a Delaware banking corporation, JAMES F. DIERBERG, ALLEN H. BLAKE and LAURENCE J. Brost, each an individual, as trustees, to form a business trust under the Delaware Business Trust Act (12 Del. C. Section 3801 et seq.).


1. NAME. The name of the business trust formed hereby is FIRST PREFERRED CAPITAL TRUST.

2. DELAWARE TRUSTEE. The name and business address of the trustee of the Trust in the State of Delaware is Wilmington Trust Company, Rodney
         Square  North,  1100  North  Market  Street,   Wilmington,   Delaware
         19890-0001, Attention:  Corporate Trust Administration.

3. EFFECTIVE DATE.This Certificate of Trust shall be effective on December 16, 1996.

         IN WITNESS WHEREOF, the undersigned, being the sole trustees of the Trust, has executed this Certificate of Trust as of the date first above written.


                                            WILMINGTON TRUST COMPANY,
                                            as trustee


                                            By:
                                            Name:
                                            Title:



                                            JAMES F. DIERBERG
                                            as Trustee



                                            ALLEN H. BLAKE
                                            as Trustee



                                            LAURENCE J. BROST
                                            as Trustee

                                    EXHIBIT B


                             [Intentionally Omitted]

                                    EXHIBIT C

                      THIS CERTIFICATE IS NOT TRANSFERABLE

Certificate Number 1                      Number of Common Securities: 106,702

                    Certificate Evidencing Common Securities
                                       of
                          First Preferred Capital Trust

                                Common Securities
                  (liquidation amount $25 per Common Security)


         FIRST PREFERRED CAPITAL TRUST, a statutory business trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that FIRST BANKS, INC. (the "Holder") is the registered owner of One Hundred Six Thousand, Seven Hundred Two (106,702) common securities of the Trust representing undivided beneficial interests in the assets of the Trust and designated the 9.25% Common Securities (liquidation amount $25 per Common Security) (the "Common Securities"). In accordance with Section 510 of the Trust Agreement (as defined below), the Common Securities are not transferable and any attempted transfer hereof shall be void. The designations, rights, privileges, restrictions, preferences, and other terms and provisions of the Common Securities are set forth in, and this certificate and the Common Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Amended and Restated Trust Agreement of the Trust dated as of February 4, 1997, as the same may be amended from time to time (the "Trust Agreement"), including the designation of the terms of the Common Securities as set forth therein. The Trust shall furnish a copy of the Trust Agreement to the Holder without charge upon written request to the Trust at its principal place of business or registered office.

         Upon receive of this certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

         IN WITNESS WHEREOF, one of the Administrative Trustees of the Trust has executed this certificate this 4th day of February, 1997.


                                            FIRST PREFERRED CAPITAL TRUST


                                            By
                                                     Name:
                                                     Title:

                                    EXHIBIT D

                    AGREEMENT AS TO EXPENSES AND LIABILITIES


         AGREEMENT AS TO EXPENSES AND LIABILITIES (this "Agreement") dated as of February 4, 1997, between FIRST BANKS, INC., a Missouri corporation ("First Banks"), and FIRST PREFERRED CAPITAL TRUST, a Delaware business trust (the "Trust").

                                    RECITALS

         WHEREAS, the Trust intends to issue its common securities (the "Common Securities") to, and receive Debentures from, First Banks and to issue and sell First Preferred Capital Trust 9.25% Cumulative Trust Preferred Securities (the "Preferred Securities") with such powers, preferences and special rights and restrictions as are set forth in the Amended and Restated Trust Agreement of the Trust dated as of February 4, 1997, as the same may be amended from time to time (the "Trust Agreement");

         WHEREAS, First Banks shall directly or indirectly own all of the Common Securities of the Trust and shall issue the Debentures;

         NOW, THEREFORE, in consideration of the purchase by each holder of the Preferred Securities, which purchase First Banks hereby agrees shall benefit First Banks and which purchase First Banks acknowledges shall be made in reliance upon the execution and delivery of this Agreement, First Banks, including in its capacity as holder of the Common Securities, and the Trust hereby agree as follows:

                                    ARTICLE I

         Section 1.1.  Guarantee by First Banks.

         Subject to the terms and conditions hereof, First Banks, including in its capacity as holder of the Common Securities, hereby irrevocably and unconditionally guarantees to each person or entity to whom the Trust is now or hereafter becomes indebted or liable (the "Beneficiaries") the full payment when and as due, of any and all Obligations (as hereinafter defined) to such Beneficiaries. As used herein, "Obligations" means any costs, expenses or liabilities of the Trust other than obligations of the Trust to pay to holders of any Preferred Securities or other similar interests in the Trust the amounts due such holders pursuant to the terms of the Preferred Securities or such other similar interests, as the case may be. This Agreement is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

         Section 1.2.  Term of Agreement.

         This Agreement shall terminate and be of no further force and effect upon the later of (a) the date on which full payment has been made of all amounts payable to all holders of all the Preferred Securities (whether upon redemption, liquidation, exchange or otherwise); and (b) the date on which there are no Beneficiaries remaining; provided, however, that this Agreement shall continue to be effective or shall be reinstated, as the case may be, if at any time any holder of Preferred Securities or any Beneficiary must restore payment of any sums paid under the Preferred Securities, under any obligation, under the Preferred Securities Guarantee Agreement dated the date hereof by First Banks and State Street Bank and Trust Company, as guarantee trustee, or under this Agreement for any reason whatsoever. This Agreement is continuing, irrevocable, unconditional and absolute.

         Section 1.3.  Waiver of Notice.

         First Banks hereby waives notice of acceptance of this Agreement and of any obligation to which it applies or may apply, and First Banks hereby waives presentment, demand for payment, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

         Section 1.4.  No Impairment.

         The obligations, covenants, agreements and duties of First Banks under this Agreement shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

         (a) the extension of time for the payment by the Trust of all or any portion of the obligations or for the performance of any other obligation under, arising out of, or in connection with, the obligations;

         (b) any failure, omission, delay or lack of diligence on the part of the Beneficiaries to enforce, assert or exercise any right, privilege, power or remedy conferred on the Beneficiaries with respect to the obligations or any action on the part of the Trust granting indulgence or extension of any kind; or

         (c) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement composition or readjustment of debt of, or other similar proceedings affecting, the Trust or any of the assets of the Trust.

There shall be no obligation of the Beneficiaries to give notice to, or obtain the consent of, First Banks with respect to the happening of any of the foregoing.

         Section 1.5.  Enforcement.

         A Beneficiary may enforce this Agreement directly against First Banks, and First Banks waives any right or remedy to require that any action be brought against the Trust or any other person or entity before proceeding against First Banks.

                                   ARTICLE II

         Section 2.1.  Binding Effect.

         All guarantees and agreements contained in this Agreement shall bind the successors, assigns, receivers, trustees and representatives of First Banks and shall inure to the benefit of the Beneficiaries.

         Section 2.2.  Amendment.

         So long as there remains any Beneficiary or any Preferred Securities of any series are outstanding, this Agreement shall not be modified or amended in any manner adverse to such Beneficiary or to the holders of the Preferred Securities.

         Section 2.3.  Notices.

         Any notice, request or other communication required or permitted to be given hereunder shall be given in writing by delivering the same by facsimile transmission (confirmed by mail), telex, or by registered or certified mail, addressed as follows (and if so given, shall be deemed given when mailed or upon receipt of an answerback, if sent by telex):

         First Preferred Capital Trust
         c/o  First Banks, Inc.
         11901 Olive Boulevard
         St. Louis, MO 63141
         Facsimile No.: (314) 567-3490
         Attention: Chief Financial Officer

         First Banks, Inc.
         11901 Olive Boulevard
         St. Louis, MO 63141
         Facsimile No.: (314) 567-3490
         Attention: Chief Financial Officer

         Section 2.4. This agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Missouri (without regard to conflict of laws principles).

         THIS AGREEMENT is executed as of the day and year first above written.

                                            FIRST BANKS, INC.

                                            By:
                                                Name:
                                                Title:


                                            FIRST PREFERRED CAPITAL TRUST

                                            By:
                                                 Name:
                                                 Title:  Administrative Trustee

                                    EXHIBIT E


Certificate Number                     Number of Preferred Securities ________
         P-

                   Certificate Evidencing Preferred Securities
                                       of
                          First Preferred Capital Trust

                   9.25% Cumulative Trust Preferred Securities
                 (liquidation amount $25 per Preferred Security)

                              CUSIP NO. 33610Y 20 7

FIRST PREFERRED CAPITAL TRUST, a statutory business trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that ________________ (the "Holder") is the registered owner of _____ preferred securities of the Trust representing undivided beneficial interests in the assets of the Trust and designated the 9.25% Cumulative Trust Preferred Securities (liquidation amount $25 per Preferred Security) (the "Preferred Securities"). The Preferred Securities are transferable on the books and records of the Trust, in person or by a duly authorized attorney, upon surrender of this certificate duly endorsed and in proper form for transfer as provided in Section 504 of the Trust
Agreement (as defined herein). The designations, rights, privileges, restrictions, preferences, and other terms and provisions of the Preferred Securities are set forth in, and this certificate and the Preferred Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Amended and Restated Trust Agreement of the Trust dated as of February 4, 1997, as the same may be amended from time to time (the "Trust Agreement"), including the designation of the terms of Preferred Securities as set forth therein. The Holder is entitled to the benefits of the Preferred Securities Guarantee Agreement entered into by First Banks, Inc., a Missouri corporation, and State Street Bank and Trust Company, as guarantee trustee, dated as of February 4, 1997 (the "Guarantee"), to the extent provided therein. The Trust shall furnish a copy of the Trust Agreement and the Guarantee to the Holder without charge upon written request to the Trust at its principal place of business or registered office.

         Upon receipt of this certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

         Unless the Certificate of Authentication has been manually executed by the Authentication Agent, this certificate is not valid or effective.

         IN WITNESS WHEREOF, the Administrative Trustees of the Trust have executed this certificate as of the date hereof.

Dated:                                           FIRST PREFERRED CAPITAL TRUST

CERTIFICATE OF AUTHENTICATION
         This is one of the 9.25%                By_________________________
  Cumulative Trust Preferred                              Trustee
Securities  referred to in  the
within-mentioned  Amended  and
Trustee  Restated Trust Agreement.               By_________________________
                                                          Trustee
STATE STREET BANK & TRUST COMPANY,
as Authentication Agent and Registrars
                                                 By_________________________
                                                           Trustee

By  ______________________________
      Authorized Signature

                        [FORM ON REVERSE OF CERTIFICATE]

    The Trust will furnish without charge to any registered owner of Preferred Securities who so requests, a copy of the Trust Agreement and the Guarantee. Any such request should be in writing and addressed to First Preferred Capital Trust, c/o Secretary, First Banks, Inc., 135 North Meramec Avenue, St. Louis, Missouri 63105 or to the Registrar named on the face of this Certificate.

    The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

  TEN COM-as tenants in common             UNIF GIFT MIN ACT-...Custodian .....
  TEN ENT-as tenants by the entireties                      (Cust)      (Minor)
  JT TEN -as joint tenants with right of           under Uniform Gifts to Minors
          survivorship and not as tenants          Act.........................
          in common                                          (State)
  TOD    -transfer on death direction
          in event of owner's death,      UNIF TRF MIN ACT-Custodian (until age)
          to person named on face and                      (Cust)
          subject to TOD rules, referenced       .......under Uniform Transfers
                                                             (Minor)
                                                  to Minors Act................
                                                             (State)
    Additional abbreviations may also be used though not in the above list.

    FOR VALUE RECEIVED, _________________ hereby sell, assign and transfer unto


PLEASE INSERT SOCIAL SECURITY OR OTHER
    IDENTIFYING NUMBER OF ASSIGNEE
----------------------------------

----------------------------------



(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)





                                                          Preferred Securities
represented by the within Certificate, and do hereby irrevocably constitute and appoint

Attorney
to transfer the said Preferred Securities on the books of the within named Corporation with full power of substitution in the premises.

Dated,



                            NOTICE: THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR, WITHOUT ALTERNATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.


SIGNATURE(S) GUARANTEED:


THE SIGNATURE(S) SHOULD BE GUARANTEED BY AN ELIGIBLE GUARANTOR INSTITUTION (BANKS, STOCKBROKERS, SAVINGS AND LOAN ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN APPROVED MEDALLION SIGNATURE GUARANTEE PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.

                                   Exhibit 11

                                                                Exhibit 11

                                FIRST BANKS, INC.
                        Calculation of Earnings per Share





                                               For the Three Months Ended
                                                        March 31,
                                                        ---------
                                                1997                1996
                                                ----                ----
Average shares outstanding:
   Class C preferred stock                     1,986,233           2,200,000
   Class A preferred stock                       641,082             641,082
   Class B preferred stock                       160,505             160,505
   Common Stock                                   23,661              23,661
                                               =========           =========

Net income                                  $  7,835,817           4,437,304
Preferred stock dividends:
  Class C preferred stock                     (1,082,813)         (1,237,500)
  Class A preferred stock                       (192,325)           (192,325)
  Class B preferred stock                         (4,213)             (4,213)
                                               ---------           ---------
  Income available to common
   stockholders                             $  6,556,466           3,003,266
                                               =========           =========

Primary earnings per share                  $     277.10              126.93
                                               =========           =========

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                   $     0.5452              0.5625
  Class A preferred stock                         0.3000              0.3000
  Class B preferred stock                         0.0262              0.0262
                                               =========           =========

Class A preferred stock outstanding              641,082             641,082
Book value/share of common stock,
  beginning of year                         $   7,795.11            7,175.73
Dilution of common equity upon
  exercise of options and
  warrants of subsidiary bank                     (16.50)             (40.99)
                                               ---------           ---------
                                            $   7,778.61            7,134.74
                                               =========           =========

Common stock issuable upon conversion              1,648               1,797
Shares of common stock outstanding                23,661              23,661
                                               ---------           ---------
                                                  25,309              25,458
                                               =========           =========

Net income                                  $  7,835,817           4,437,304
Class C preferred dividends                   (1,082,813)         (1,237,500)
Class B preferred dividends                       (4,213)             (4,213)
                                               ---------          ----------
  Fully-diluted net income                  $  6,748,791            3,195,591
                                               =========           ==========


Fully-diluted earnings per share                 $266.65               125.52
                                                  ======               ======