Form 10-Q
period 1997-06-30
FIRST BANKS INC
filed 1997-08-14
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                                    Outstanding  at
            Class                                    July 31, 1997
            -----                                    -------------

Common Stock, $250.00 par value                        23,660.86

                                First Banks, Inc.


                                      INDEX



                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996                                -1-
                  Consolidated Statements of Income for the three
                    and six months ended June 30, 1997 and 1996          -3-
                  Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1997 and 1996                  -4-
                  Notes to Consolidated Financial Statements             -5-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  -8-



PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                      -15-


Signatures                                                              -17-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                 June 30,          December 31,
                                   ASSETS                                          1997               1996
                                   ------                                          ----               ----

Cash and cash equivalents:
   Cash and due from banks ..............................................       $  111,701           147,804
   Interest-bearing deposits with other financial
    institutions-with maturities of three months
    or less .............................................................            3,646             6,050
   Federal funds sold ...................................................          133,900            74,100
                                                                                ----------         ---------
       Total cash and cash equivalents ..................................          249,247           227,954
                                                                                ----------         ---------

Investment securities:
   Available for sale, at fair value ....................................          530,598           532,605
   Held to maturity, at amortized cost
    (estimated fair value of $20,141
    and $20,611 at June 30, 1997 and
    December 31,1996, respectively)......................................           19,597            20,196
   Trading securities....................................................            2,298              --
                                                                                ----------         ---------
       Total investment securities ......................................          552,493           552,801
                                                                                ----------         ---------
Loans:
   Commercial and industrial.............................................          548,112           457,186
   Real estate construction and development .............................          342,560           289,378
   Real estate mortgage:
     Residential.........................................................          996,362         1,059,769
     Other...............................................................          651,279           600,811
   Consumer and installment .............................................          305,230           341,154
   Loans held for sale-residential mortgage .............................           24,097            27,485
                                                                                ----------         ---------
       Total loans ......................................................        2,867,640         2,775,783
   Unearned discount ....................................................           (7,722)           (7,814)
   Allowance for possible loan losses ...................................          (47,708)          (46,781)
                                                                                ----------         ---------
       Net loans ........................................................        2,812,210         2,721,188
                                                                                ----------         ---------

Bank premises and equipment, net of
   accumulated depreciation .............................................           47,741            48,078
Intangibles associated with the purchase
   of subsidiaries ......................................................           23,041            23,303
Purchased mortgage servicing rights, net
    of amortization .....................................................            9,287            10,230
Accrued interest receivable .............................................           24,518            23,250
Other real estate owned .................................................            9,185            10,607
Deferred income taxes ...................................................           45,096            43,406
Other assets ............................................................           21,202            28,337
                                                                                ----------         ---------
          Total assets ..................................................      $ 3,794,020         3,689,154
                                                                                ==========         =========




                       FIRST BANKS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                             June 30,            December 31,
                                                                               1997              1996
                                                                               ----              ----
                             LIABILITIES
                             -----------

Deposits:
    Demand:
      Non-interest bearing ...........................................      $  441,135           418,193
      Interest bearing ...............................................         324,935           337,618
    Savings ..........................................................         721,594           671,286
    Time:
      Time deposits of $100 or more ..................................         189,752           169,057
      Other time deposits ............................................       1,670,964         1,642,413
                                                                            ----------         ---------
               Total deposits ........................................       3,348,380         3,238,567
Federal Home Loan Bank advances.......................................           2,876            39,277
Other borrowings......................................................          42,685            30,705
Notes payable ........................................................           7,655            76,330
Accrued interest payable .............................................           9,312            10,288
Deferred income taxes ................................................          11,971             6,194
Accrued and other liabilities ........................................          13,853            23,521
Minority interest in subsidiaries.....................................          12,962            12,883
Guaranteed preferred beneficial interest in
First Banks' subordinated debentures, net of
  issuance costs  ....................................................          83,130              --
                                                                            ----------        ----------
               Total liabilities .....................................       3,532,824         3,437,765
                                                                            ----------        ----------

                             STOCKHOLDERS' EQUITY
                             --------------------

Preferred stock:
    Class C 9.00%  increasing  rate,  redeemable,  cumulative,  $1.00 par value, $25.00 stated value; 5,000,000 shares authorized;  1,892,500 shares and 2,155,500 shares issued and outstanding at June 30, 1997
       and December 31, 1996, respectively............................          47,312            53,887
    Class A, convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding ......          12,822            12,822
    Class B, adjustable rate, $1.50 par value; 200,000 shares
        authorized; 160,505 shares issued and outstanding ............             241               241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding ..................           5,915             5,915
Capital surplus ......................................................           2,852             3,289
Retained earnings ....................................................         184,394           171,182
Net fair value adjustment for securities
   available for sale ................................................           7,660             4,053
                                                                            ----------       -----------
       Total stockholders' equity ....................................         261,196           251,389
                                                                            ----------       -----------
        Total liabilities and stockholders' equity ...................      $3,794,020         3,689,154
                                                                            ==========       ===========


See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                     Three months ended               Six months ended
                                                                          June 30,                        June 30,
                                                                          --------                        --------
                                                                      1997          1996               1997         1996
Interest income:                                                      ----          ----               ----         ----
     Interest and fees on loans.................................  $  62,873        58,006            123,097      116,520
     Investment securities......................................      8,499         6,382             16,480       13,224
     Federal funds sold and other...............................      1,407         1,298              2,502        2,824
                                                                  ---------     ---------          ---------      -------
           Total interest income................................     72,779        65,686            142,079      132,568
                                                                  ---------     ---------          ---------      -------
Interest expense:
     Deposits:
       Interest-bearing demand..................................      1,400         1,127              2,805        2,413
         Savings................................................      5,641         5,580             11,039       11,375
         Time deposits of $100 or more..........................      2,596         2,313              4,868        4,847
         Other time deposits....................................     23,844        21,889             47,029       44,339
     Federal Home Loan Bank advances............................         93           358                366        1,243
     Securities sold under agreements to repurchase.............        423           232                742          439
     Interest rate exchange agreements, net ....................      1,176         2,387              2,383        4,197
     Notes payable and other....................................         65         1,431                762        3,015
     First Banks' subordinated debentures.......................      2,121          --                3,379         --
                                                                  ---------      --------          ---------      -------
           Total interest expense...............................     37,359        35,317             73,373       71,868
                                                                  ---------      --------          ---------      -------
           Net interest income..................................     35,420        30,369             68,706       60,700
Provision for possible loan losses..............................      3,175         3,100              6,025        6,204
                                                                  ---------      --------          ---------      -------
           Net interest income after provision
             for possible loan losses...........................     32,245        27,269             62,681       54,496
                                                                  ---------      --------          ---------      -------
Noninterest income:
     Service charges on deposit accounts and
        customer service fees...................................      3,010         3,129              5,968        6,257
     Credit card fees...........................................        686           635              1,460        1,234
     Loan servicing fees, net...................................        441           419                864          819
     Gain on mortgage loans sold and  held for sale.............         87             9                208          112
     Gain on sale of securities, net............................        --             88               --            204
     Gain on trading securities, net............................         22          --                   22         --
     Other income...............................................      1,460           656              2,394        1,203
                                                                  ---------      --------          ---------      -------
           Total noninterest income.............................      5,706         4,936             10,916        9,829
                                                                  ---------      --------          ---------      -------
Noninterest expenses:
     Salaries and employee benefits.............................     10,571        10,028             20,928       20,361
     Occupancy, net of rental income............................      2,610         2,642              5,213        4,935
     Furniture and equipment....................................      1,885         1,794              4,050        3,670
     Federal Deposit Insurance Corporation premiums.............        293           974                315        1,876
     Postage, printing and supplies.............................      1,021         1,303              2,241        2,675
     Data processing fees.......................................      2,392         1,140              3,521        2,349
     Legal, examination and professional fees...................      1,066         1,046              2,169        2,522
     Credit card expenses.......................................        821           711              1,640        1,436
     Communications.............................................        566           635              1,255        1,280
     Advertising................................................        965           418              1,613          954
     Losses and expenses on foreclosed real
        estate, net of  (gains).................................        (20)          141                 93          491
     Other expenses.............................................      3,491         3,211              6,518        6,531
                                                                  ---------      --------          ---------      -------
           Total noninterest expenses...........................     25,661        24,043             49,556       49,080
                                                                  ---------      --------          ---------      -------
           Income before provision for income
              taxes and minority interest in income
              of subsidiaries...................................     12,290         8,162             24,041       15,245
Provision for income taxes......................................      4,051         2,554              7,765        5,118
                                                                  ---------      --------          ---------      -------
           Income before minority interest in income
              of subsidiaries...................................      8,239         5,608             16,276       10,127
Minority interest in income of subsidiaries.....................       (376)         (138)              (577)        (220)
                                                                  ---------      --------          ---------      -------
           Net income...........................................      7,863         5,470             15,699        9,907
Preferred stock dividends.......................................      1,209         1,369              2,488        2,803
                                                                  ---------      --------          ---------      -------
           Net income available to common shareholders..........  $   6,654         4,101             13,211        7,104
                                                                  =========      ========          =========      =======
Earnings per share:
     Primary....................................................  $  281.23        173.34             558.33       300.27
     Fully Diluted..............................................     267.97        165.91             534.61       291.26
                                                                  =========      ========          =========      =======
Weighted average shares of common stock outstanding.............     23,661        23,661             23,661       23,661
                                                                  =========      ========          =========      =======
See accompanying notes to consolidated financial statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
             (dollars expressed in thousands, except per share data)



                                                                                      Six months ended
                                                                                           June 30,
                                                                                    ----------------------
                                                                                    1997              1996
                                                                                    ----              ----
Cash flows from operating activities:
     Net income.............................................................      $ 15,699             9,907
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization of bank premises
          and equipment.....................................................         2,938             3,053
         Amortization, net of accretion.....................................         1,685             1,683
         Originations and purchases of loans held for sale..................       (55,669)          (85,143)
         Proceeds from sales of loans held for sale ........................        54,952            58,728
         Provision for possible loan losses.................................         6,025             6,204
         Provision for income taxes currently payable.......................         7,765             5,118
         Payments of income taxes...........................................        (5,035)           (5,018)
         Increase in accrued interest receivable ...........................        (3,504)             (726)
         Net decrease (increase) in trading securities......................        (2,298)             --
         Interest accrued on liabilities....................................        73,373            71,868
         Payments of interest on liabilities................................       (74,348)          (72,942)
         Other, net.........................................................        (2,875)            2,293
         Minority interest in income of subsidiaries........................           577               220
                                                                                  --------         ---------
              Net cash provided by (used in) operating activities...........        19,285            (4,755)
                                                                                  --------         ---------
Cash flows from investing activities:
     Cash and cash equivalents received from acquisitions...................        40,361              --
     Other sales of investment securities...................................          --              46,478
     Maturities of investment securities....................................       206,941           214,441
     Purchases of investment securities.....................................      (197,698)         (245,342)
     Net (increase) decrease in loans.......................................      (103,828)           51,069
     Recoveries of loans previously charged-off ............................         5,550             3,486
     Purchases of bank premises and equipment...............................        (2,601)           (1,774)
     Other investing activities.............................................         2,901             6,461
                                                                                  --------         ---------
              Net cash provided by (used in) investing
                  activities................................................       (48,374)           74,819
                                                                                  --------         ---------
Cash flows from financing activities:
     Other increases (decreases) in deposits:
         Demand and savings deposits........................................        53,224           (26,389)
         Time deposits......................................................        16,228           (41,436)
     Decrease in Federal funds purchased ...................................          --              (3,000)
     Decrease in Federal Home Loan Bank advances............................       (36,401)          (12,079)
     Increase in other borrowings...........................................        11,980             6,132
     Decrease in notes payable..............................................       (68,675)          (13,705)
     Purchase and retirement of Class C preferred stock.....................        (6,575)             --
     Proceeds from sale of cumulative preferred trust
        securities, net of issuance costs...................................        83,086              --
     Payment of Class C preferred stock dividends...........................        (2,485)           (2,802)
                                                                                  --------         ---------
              Net cash provided by (used in) financing
                activities .................................................        50,382           (93,279)
                                                                                  --------         ---------
              Net increase (decrease) in cash and
                cash equivalents ...........................................        21,293           (23,215)
Cash and cash equivalents, beginning of period .............................       227,954           199,213
                                                                                  --------         ---------
Cash and cash equivalents, end of period....................................      $249,247           175,998
                                                                                  ========         =========
Noncash investing and financing activities:
     Loans transferred to foreclosed real estate............................      $  2,303             5,986
                                                                                  ========        ==========


See accompanying notes to consolidated financial statements

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

    First Banks' primary subsidiaries (Subsidiary Banks) are:

      First Bank, headquartered in  St. Louis County, Missouri (First Bank
          Missouri)
      First Bank, headquartered in O'Fallon, Illinois (First Bank Illinois) First Bank FSB, headquartered in St. Louis County, Missouri (First
          Bank FSB)
      First Banks America, Inc., St. Louis County, Missouri (FBA)
      CCB Bancorp, Inc., headquartered in Irvine, California (CCB)
      First Commercial Bancorp, Inc., headquartered in Sacramento, California
          (FCB)

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

         First Banks' ownership interest in FBA was 69.67% and 68.82% at June 30, 1997 and December 31, 1996, respectively. First Banks' ownership interest in FCB was 61.46% at June 30, 1997 and December 31, 1996.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

(2)  Mergers and Acquisitions

          On March 27, 1997, First Banks completed its assumption of the deposits and purchase of selected assets of two Long Beach, California banking locations of Highland Federal Bank, FSB. The transaction resulted in the acquisition of $40.4 million in deposits and two offices which will operate as branches of FB&T.

         On July 25, 1997, FBA and FCB jointly announced an agreement in principle providing for the merger of the two companies. Under the terms of the agreement, FCB will be merged into FBA, and FCB's wholly owned subsidiary, First Commercial, will be merged into Sunrise Bank. The transaction provides for First Banks to receive 804,000 shares of FBA common stock in exchange for $10 million of FBA's note payable to First Banks. In addition the transaction provides for the exchange of FCB convertible debentures, which are owned by First Banks, for comparable debentures of FBA. The agreement was negotiated and approved by special committees of the boards of directors of FCB and FBA comprised solely of independent directors of the two respective boards of directors. The transaction is expected to be completed by December 31, 1997. The merger of FBA and FCB will not have a significant impact on the financial condition or results of operation of First Banks.

         On July 28, 1997, FBA and Surety Bank entered into an Agreement and Plan of Reorganization (Agreement) providing for the acquisition of Surety Bank by FBA. Under the terms of the Agreement, Surety Bank will be merged into a subsidiary of FBA.

         Surety Bank operates banking offices in Vallejo and Fairfield, California. At June 30, 1997, Surety Bank had total assets of $72.7 million, and reported net income of $154,000 for the six month period then ended. The transaction will be accounted for using the purchase method of accounting and is expected to be completed by December 31, 1997.

(3)  Cumulative Trust Preferred Securities of First Preferred Capital Trust

         On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities (Preferred Securities) at $25 per share in an underwritten public offering and issued 106,702 shares of Common Securities to First Banks at $25 per share. First Banks owns all of First Capital's Common Securities. The gross proceeds of the offering were used by First Capital to purchase $88,917,550 of 9.25% Subordinated Debentures (Subordinated Debentures) from First Banks. The Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Capital under the Preferred Securities. First Banks' proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the Preferred Securities were $2.1 million and $3.4 million for the three and six month periods ended June 30, 1997 and are recorded as interest expense in the accompanying consolidated financial statements.

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

(4)  Regulatory Capital

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' and the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations) and a minimum leverage ratio (Tier 1 capital to total assets) of 3.0%. An additional cushion of 100 to 200 basis points is required to be considered well capitalized. As of June 30, 1997, the date of the most recent notification from First Banks' primary regulator, First Bank Missouri was categorized as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed First Banks Missouri category. Management believes that, as of June 30, 1997, all of the Subsidiary Banks are well capitalized as defined by the Federal Deposit Insurance Corporation Act.

         At June 30, 1997 and December 31, 1996, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                  Risk based capital ratios
                                ------------------------------
                                     Total           Tier 1      Leverage Ratio
                                     -----           ------      --------------
                                 1997    1996     1997    1996    1997    1996
                                 ----    ----     ----    ----    ----    ----

    First Banks                 12.25%   9.23%    8.31%   7.92%    6.39%  5.99%
    First Bank FSB              10.91   11.00     9.77    9.75     6.92   6.45
    First Bank Missouri         10.00   10.47     8.75    9.21     7.37   7.25
    First Bank Illinois         11.46   11.06    10.21    9.88     7.56   7.17
    FB&T                        15.57   16.45    14.31   15.18    10.03  11.43
    BankTEXAS                   11.17   10.29     9.92    9.04     8.38   7.53
    Sunrise                     16.32   17.67    15.04   16.39    11.97  10.88
    First Commercial            13.72   13.13    12.43   11.84     9.03   8.87

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At June 30, 1997, First Banks had $3.79 billion in total assets; $2.86 billion in total loans, net of unearned discount; $3.35 billion in total deposits; and $261.2 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at June 30, 1997:

                                                                               Loans, net
                            Percent of        No. of                           of unearned       Total
Subsidiary Banks             ownership       locations    Total assets          discounts       deposits
                                                                    (dollars expressed in thousands)

First Bank FSB                 100.00%          40         $ 1,017,145            858,178         916,069
First Bank Missouri            100.00%          31             872,597            690,816         782,424
First Bank Illinois            100.00%          27             824,049            632,471         751,918
CCB                            100.00%          13             540,932            331,493         469,995
FBA                             69.67%           8             373,592            247,574         312,819
FCB                             61.46%           6             159,215             99,385         141,625

                               Financial Condition

         First Banks' total assets increased by $100 million to $3.79 billion from $3.69 billion at June 30, 1997 and December 31, 1996, respectively. The increase is primarily attributable to the increase in loans, net of unearned discount, of $92 million and the increase in cash and cash equivalents of $21 million. The composition of the increase in net loans is discussed under "--Lending and Credit Management" of this Form 10-Q. The increase in total assets was funded by deposits, which increased by $110 million to $3.35 billion and $3.24 billion at June 30, 1997 and December 31, 1996, respectively.

                              Results of Operations

Net Income

         Net income for the three months ended June 30, 1997 was $7.86 million, compared to $5.47 million for the same period in 1996, an increase of 44%. Net income for the six months ended June 30, 1997 was $15.70 million compared to $9.91 million for the same period in 1996. This represents a return on average stockholders' equity and return on average assets ratios of 12.44% and .85% for the three month period ended June 30, 1997, in comparison to 9.19% and .62% for the same period in 1996. For the six month periods ended June 30, 1997 and 1996, the return on average stockholders' equity and return on average assets ratios improved to 12.49% and .85% from 8.37% and .56%, respectively. This further compares to a return on average stockholders' equity and average assets for the year ended December 31, 1996 of 8.43% and .57%, respectively. The improved earnings is primarily attributable to the increase in net interest income of $5.05 million and $8.01 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $35.6 million, or 4.10% of average interest earning assets, for the three months ended June 30, 1997, from $30.7 million, or 3.74% of average interest earning assets, for the same period in 1996. Net interest income (expressed on a tax-equivalent basis) improved to $69.2 million, or 4.04% of average interest earning assets, for the six months ended June 30, 1997, from $61.3 million, or 3.71% of average interest earning assets, for the same period in 1996.

         The increased net interest income for 1997 is attributable to the increase in average interest earning assets of $187.0 million and $130.2 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increase is attributable to loans which increased by $108.3 million and $81.8 million for the three and six month periods ended June 30, 1997 and 1996, respectively, over the same periods in 1996. Contributing further to the improved net interest income is the increase in the yield of the loan portfolio to 8.96% and 8.88% from 8.62% and 8.64% for the three and six month periods ended June 30, 1997 and 1996, respectively. The improved yield reflects the continual process of realigning the loan portfolio from residential real estate loans to other types of loans, such as commercial and construction loans, which generally provide a higher level of net interest income.

         This realignment of the loan portfolio combined with the gradual shift in the composition of the investment securities portfolios, from mortgage-backed securities to U.S. Treasury and generic U.S. government agencies securities, resulted in a reduction of the overall interest rate risk of First Banks. This reduction of the interest rate risk profile contributed to net interest income by reducing the need for hedging First Banks' position, and therefore its associated cost, and by increasing the responsiveness of First Banks to the generally increasing interest rates which occurred during the first quarter of 1997. Accordingly, the cost of hedging decreased to $1.18 million and $2.38 million for the three and six month periods ended June 30, 1997, respectively, from $2.39 million and $4.20 million for the same periods in 1996.


         The following  table sets forth,  on a  tax-equivalent  basis,  certain information  relating to First Banks' average  balance  sheet,  and reflects the
average  yield  earned  on   interest-earning   assets,   the  average  cost  of
interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:


                                             Three months ended June 30,                          Six months ended June 30,

                                              1997                    1996                      1997                     1996
                                    ----------------------  ----------------------     --------------------   ----------------------
                                            Interest                 Interest                 Interest                Interest
                                    Average income/ Yield/ Average  income/ Yield/  Average   income/  Yield/ Average income/ Yield/
                                    balance expense rate   balance  expense rate    balance   expense  rate   balance expense rate
                                                                         (dollars expressed in thousands)
     Assets
     ------
Interest-earning assets:
   Loans                         $2,818,728  62,957  8.96% $2,710,471 58,120 8.62% $2,798,761 123,277  8.88%$2,716,934 116,756 8.64%
   Investment securities            564,395   8,633  6.14     489,709  6,552 5.38     559,550  16,752  6.04    496,015  13,575 5.50
   Federal funds sold and other     102,653   1,407  5.50      98,549  1,299 5.30      91,263   2,502  5.53    106,413   2,824 5.34
                                 ---------- -------        ---------- ------        ---------  ------       ---------- -------
     Total interest-earning
           assets                 3,485,776  72,997  8.40   3,298,729 65,971 8.04   3,449,574 142,531 8.33   3,319,362 133,155 8.07
                                            -------                   ------                  -------                  -------
Nonearning assets                   219,363                   221,313                 226,733                  222,754
                                 ----------                ----------              ----------               ----------
     Total assets                $3,705,139                $3,520,042              $3,676,307               $3,542,116
                                 ==========                ==========              ==========               ==========

   Liabilities and Stockholders' Equity
   ------------------------------------
 Interest-bearing liabilities:
   Interest-bearing demand
      deposits                   $  330,058   1,400  1.71     299,157  1,127 1.52%  $  332,00  52,805  1.70% $ 302,450   2,413 1.60%
   Savings deposits                 685,316   5,641  3.31     687,091  5,580 3.27     683,355  11,039  3.26    688,869  11,375 3.32
   Time deposits of $100
      or more(1)                    182,833   2,708  5.96     170,667  2,540 5.99     174,037   5,085  5.89    177,389   5,254 5.96
   Other time deposits (1)        1,696,548  24,882  5.90   1,595,306 23,986 6.05   1,686,728  49,138  5.87  1,598,724  48,005 6.04
                                 ---------- -------         --------- ------       ----------  ------                   ------
     Total interest-bearing
       deposits                   2,894,755  34,631  4.81   2,752,221 33,233 4.86   2,876,125  68,067  4.77  2,767,432  67,047 4.87
   Notes payable and other (1)      137,421   2,728  7.98     124,516  2,084 6.73     138,889   5,306  7.70    136,758   4,821 7.09
                                 ---------- -------         ---------  -----        ---------  ------        ---------  ------
   Total interest-bearing
     liabilities                  3,032,176  37,359  4.94   2,876,737 35,317 4.94   3,015,014  73,373  4.91  2,904,190  71,868 4.98
                                            -------                   ------                   ------                   ------
Noninterest-bearing liabilities:
   Demand deposits                  382,355                   368,565                  372,741                 364,598
   Other liabilities                 37,684                    36,718                   37,163                  36,673
                                 ----------                ----------               ----------              ----------
       Total liabilities          3,452,215                 3,282,020                3,424,918               3,305,461
Stockholders' equity                252,924                   238,022                  251,389                 236,655
                                 ----------                ----------               ----------              ----------
       Total liabilities and
         stockholders' equity    $3,705,139                $3,520,042               $3,676,307              $3,542,116
                                 ==========                ==========               ==========              ==========

Net interest income                          35,638                  30,654                    69,158                   61,287
                                            =======                  ======                    ======                   ======
Net interest margin                                 4.10                    3.74%                     4.04%                    3.71%
                                                    ====                    =====                     =====                    =====

(1)  Includes the effects of interest rate exchange agreements



Provision for Possible Loan Losses

         The provision for possible loan losses was $3.18 million compared to $3.10 million for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the provision for possible loan losses was $6.03 million and $6.20 million, respectively. The provision in 1997 reflects the overall growth and realignment of the loan portfolio. While the provision for possible loan losses for the 1997 periods were not substantially different from those of the preceding year, the adequacy of the allowance for possible loan losses improved as a result of the lower level of net charge-offs in 1997. Net loan charge-offs were $3.0 million and $5.1 million for the three and six month periods ended June 30, 1997, respectively, compared to $7.2 million and $12.9 million for the three and six month periods ended June 30,1996, respectively.

         Following various acquisitions during 1994 and 1995, First Banks pursued aggressive problem loan work out procedures which included conservatively re-valuing loans through charge-offs. While these adjustments were anticipated prior to the acquisitions and adequate reserves for loan losses had been established to provide for them, loan charge-offs began to increase during 1996. However, as this work-out program progressed, loan charge-offs have declined while recoveries of loans previously charged-off have increased.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $5.7 million and $10.9 million for the three and six month periods ended June 30, 1997, respectively, in comparison to $4.9 million and $9.8 million for the same period in 1996. Noninterest income consists primarily of service charges on deposit accounts and other non-yield customer service fees.
         Service charges on deposit accounts and customer service fees decreased to $3.0 million and $6.0 million for the three and six month periods ended June 30, 1997, respectively, from $3.1 million and $6.3 million for the same periods in 1996. The decrease is attributable to the development of First Banks' "aggregate balance pricing structure" whereby customers maintaining specified deposit balances, determined on an aggregate basis of any deposit relationship with First Banks, may avoid certain service charges.

Noninterest Expenses

         Noninterest expense was $25.7 million and $24.0 million for the three month periods ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, noninterest expense was $49.6 million and $49.1 million, respectively. The increase is attributable to the acquisition of Sunrise Bank, which incurred noninterest expense of $1.08 million and $2.29 million for the three and six month periods ended June 30, 1997 and 1996, respectively, and to increased advertising and business development expenses.
The increase was substantially offset by cost savings realized upon the integration of the entities acquired throughout 1994 and 1995 into existing systems and cultures of First Banks and the decrease in Federal Deposit Insurance Corporation (FDIC) premiums.

         Advertising and business development expense was $965,000 and $418,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, advertising and business development expense was $1.61 million and $954,000, respectively. The increase is primarily attributable to media advertising campaigns which were instituted during the third quarter of 1996.

         FDIC premiums decreased by $681,000 and $1.56 million for the three and six month periods ended June 30, 1997 and 1996, respectively, as a result of the reduction in the assessment rate charged on deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC. The reduction in the assessment rate was effective upon the recapitalization of the SAIF, accomplished by a one-time special deposit insurance charge assessed to all financial institutions with deposits insured by the SAIF. First Banks' one-time charge totaled $8.2 million and was reflected in the operating results during the third quarter of 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 75.4% and 75.0% of total assets as of June 30, 1997 and December 31, 1996, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $100 million to $2.84 billion at June 30, 1997 from $2.74 billion at December 31, 1996. The increase reflects continued growth within corporate lending of $194.6 million, offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $63.4 million and $35.8 million, respectively, at June 30, 1997 in comparison to December 31, 1996. These decreases are attributable to the reductions of new loan origination volumes that are held for investment and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                    June 30,      December 31,
                                                      1997           1996
                                                      ----           ----
                                                (dollars expressed in thousands)

Commercial, financial and agricultural            $     4,680          4,243
Real estate construction and development                2,990            817
Real estate mortgage                                   19,327         24,764
Consumer and installment                                  220            445
                                                  -----------     ----------
         Total nonperforming loans                     27,217         30,269
Other real estate                                       9,185         10,607
                                                  -----------     ----------
         Total nonperforming assets               $    36,402         40,876
                                                  ===========     ==========
Loans, net of unearned discount                   $ 2,859,918      2,767,969
                                                  ===========     ==========
Loans past due 90 days or more
   and still accruing                             $     6,127          3,779
                                                  ===========     ==========
Asset Quality Ratios:
   Allowance for possible loan
    losses to loans                                     1.67%           1.69%
   Nonperforming loans to loans                          .95            1.09
   Allowance for possible loan losses
    to nonperforming loans                            175.29          154.55
   Nonperforming assets to loans and
    other real estate                                    1.27           1.47
                                                       ======           ====

          Impaired loans, consisting of nonaccrual loans, were $27.2 million and $30.3 million at June 30, 1997 and December 31, 1996, respectively.

         The following is a summary of the loan loss experience for the three and six month periods ended June 30:

                                                                    Three months ended         Six months ended
                                                                         June 30,                   June 30,
                                                                    1997           1996        1997         1996
                                                                    ----           ----        ----         ----
                                                                          (dollars expressed in thousands)
Allowance for possible loan losses,
   beginning of period                                         $  47,523         50,045       46,781      52,665
                                                               ---------         ------     --------     -------
Loans charged-off                                                 (5,907)        (9,583)     (10,648)    (16,434)
Recoveries of loans previously charged-off                         2,917          2,359        5,550       3,486
                                                               ---------         ------     --------     -------
     Net loan (charge-offs) recoveries                            (2,990)        (7,224)      (5,098)    (12,948)
                                                               ----------        -------    --------     -------
Provision for possible loan losses                                 3,175          3,100        6,025       6,204
                                                               ---------         ------     --------     -------
Allowance for possible loan losses, end of period              $  47,708         45,921       47,708      45,921
                                                               =========         ======     ========     =======

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


                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                         June 30, 1997        December 31,1996
                                       -----------------      ----------------
                                       Notional    Credit     Notional   Credit
                                        amount    exposure     amount   exposure
                                        ------    --------    --------  --------
                                            dollars expressed in thousands)

   Interest rate swap agreements       $70,000      --          70,000     --
   Interest rate floor agreements      105,000      42         105,000     141
   Interest rate cap agreements         10,000     332          10,000     335
   Forward commitments to sell
     mortgage-backed securities         38,000      --          35,000     308

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Interest rate swap agreements are utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $1.1 million and $2.3 million for the three and six month periods ended June 30, 1997, respectively, in comparison to $2.3 million and $4.1 million for the same period in 1996. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of the dates indicated are summarized as follows:

                            Notional          Interest Rate      Fair Value
        Maturity date        Amount        Paid    Received      Gain (loss)
        -------------        ------        ----    --------      -----------
                                  (dollars expressed in thousands)
June 30, 1997:
   September 30, 1997       $ 35,000       7.04%      5.78%       $   (120)
   September 30, 1999         35,000       7.32       5.78            (805)
                           ---------                              --------
                            $ 70,000       7.18       5.78        $   (925)
                            ========       ====       ====        ========

December  31, 1996:
   September 30, 1997       $ 35,000       7.04%      5.59%       $   (417)
   September 30, 1999         35,000       7.32       5.59          (1,160)
                           ---------                              --------
                            $ 70,000       7.18       5.59        $ (1,577)
                            ========       ====       ====        ========

         First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of interest rate swap agreements of $225 million during July 1995 and $75 million during November 1996 at a loss of $13.5 million and $5.3 million, respectively. These losses have been deferred and are being amortized over the remaining life of the swap agreements. At June 30, 1997 and December 31, 1996, the unamortized balance of these losses was $11.9 million and $13.4 million, respectively, and was included in other assets. The amortization of the deferred loss included in interest expense was $776,000 and $1.5 million for the three and six month periods ended June 30, 1997, in comparison to $1.0 million and $2.3 million for the same periods in 1996. In addition, on July 31, 1997 First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of interest rate swap agreement of $35 million which was to mature on September 30, 1999. The deferred loss totaled $1.44 million which will be amortized over the remaining live of the swap agreement.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At June 30, 1997 and December 31, 1996, the unamortized costs for these agreements were $359,000 and $433,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements was $37,000 and $74,000 for the three and six month periods ended June 30, 1997, respectively, in comparison to $72,000 and $143,000 for the same periods in 1996. There are no amounts receivable under these agreements.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $243.0 million at June 30, 1997 and $315.4 million at December 31, 1996. The decrease is primarily attributable to the reduction in notes payable from the proceeds received from the sale of the Preferred Securities. See note 3 to the accompanying consolidated financial statements.

         At June 30, 1997, First Banks' more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)

         Three months or less                            $ 107,184
         Over three months through six months               50,536
         Over six months through twelve months              52,065
         Over twelve months                                 33,183
                                                         ---------
           Total                                         $ 242,968
                                                         =========

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

                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
              Number       Description

                  11       Calculations of Earnings per Share

                  27       Financial Data Schedule (EDGAR only)

   (b) First Banks, Inc. filed no reports on Form 8-K during the three month period ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            FIRST BANKS, INC.
                                            Registrant


Date:  August 12, 1997                      By: /s/ James F. Dierberg
                                                ---------------------
                                                   James F. Dierberg
                                                   Chairman, President and
                                                    Chief Executive Officer



Date:  August 12, 1997                       By: /s/ Allen H. Blake
                                                 ------------------
                                                   Allen H. Blake
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                                                                         Exhibit 11

                                FIRST BANKS, INC.
                        Calculation of Earnings per Share





                                                For the Three Months Ended              For the Six Months Ended
                                                         June 30,                                June 30,
                                             ------------------------------             -----------------
                                                 1997                1996                 1997             1996
                                                 ----                ----                 ----             ----
Average shares outstanding:
  Class C preferred stock                     1,910,632           2,200,000             1,948,224         2,200,000
  Class A preferred stock                       641,082             641,082               641,082           641,082
  Class B preferred stock                       160,505             160,505               160,505           160,505
  Common Stock                                   23,661              23,661                23,661            23,661
                                            ===========         ===========           ===========        ==========

Net income                                  $ 7,862,983           5,469,943            15,698,800         9,907,247
Preferred stock dividends:
  Class C preferred stock                    (1,077,750)         (1,237,500)           (2,160,563)       (2,475,000)
  Class A preferred stock                      (128,216)           (128,216)             (320,541)         (320,541)
  Class B preferred stock                        (2,809)             (2,809)               (7,022)           (7,022)
                                            -----------         -----------           -----------        ----------
  Income available to common
    stockholders                            $ 6,654,208           4,101,418            13,210,674         7,104,684
                                            ===========         ===========            ==========        ==========
Primary earnings per share                  $    281.23              173.34                558.33            300.27
                                            ===========         ===========           ===========        ==========

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                   $    0.5641              0.5625                1.1090            1.1250
  Class A preferred stock                        0.2000              0.2000                0.5000            0.5000
  Class B preferred stock                        0.0175              0.0175                0.0438            0.0437
                                            ===========         ===========           ===========        ==========

Class A preferred stock outstanding             641,082             641,082               641,082           641,082
Book value/share of common stock,
  beginning of year                         $  7,795.11            7,038.74              7,795.11          7,038.74
Dilution of common equity upon
  exercise of options and
  warrants of subsidiary bank                    (20.98)              (41.32)              (20.98)          (41.32)
                                            -----------         ------------          -----------        ---------
                                               7,774.13            6,997.42              7,774.13          6,997.42
                                            ===========         ===========           ===========        ==========

Common stock issuable upon conversion             1,649               1,832                 1,649             1,832
Shares of common stock outstanding               23,661              23,661                23,661            23,661
                                            -----------         -----------           -----------        ----------
                                                 25,310              25,493                25,310            25,493
                                            ===========         ===========           ===========        ==========

Net income                                  $ 7,862,983           5,469,943            15,698,800         9,907,247
Class C preferred dividends                  (1,077,750)         (1,237,500)           (2,160,563)       (2,475,000)
Class B preferred dividends                      (2,809)             (2,809)               (7,022)           (7,022)
                                            -----------         -----------           -----------       -----------
  Fully-diluted net income                  $ 6,782,424           4,229,634            13,531,215         7,425,225
                                            ===========         ===========           ===========       ===========


Fully-diluted earnings per share            $    267.97              165.91                534.61            291.26
                                            ===========         ===========           ===========       ===========

