Form 10-Q
period 1997-09-30
FIRST BANKS INC
filed 1997-11-12
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                Yes __X_ No ____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
              Class                                 October 31, 1997
              -----                                 ----------------

Common Stock, $250.00 par value                          23,661

                                First Banks, Inc.

                                      INDEX






                                                                           Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1997
                    and December 31, 1996                                   -1-
                  Consolidated Statements of Income for the three
                    and nine months ended September 30, 1997 and 1996       -3-
                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1997 and 1996                -4-
                  Notes to Consolidated Financial Statements                -5-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     -8-



PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                         -17-


Signatures                                                                 -18-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                              September 30,       December 31,
                                   ASSETS                                         1997                1996
                                   ------                                         ----                ----

Cash and cash equivalents:
   Cash and due from banks ..............................................     $    126,420           147,804
   Interest-bearing deposits with other financial
    institutions-with maturities of three months
    or less .............................................................            6,525             6,050
   Federal funds sold ...................................................          104,300            74,100
                                                                              ------------        ----------
       Total cash and cash equivalents ..................................          237,245           227,954
                                                                              ------------        ----------

Investment securities:
   Available for sale, at fair value ....................................          674,580           532,605
    Held to maturity, at amortized cost (estimated fair value
      of $20,062 and $20,611 at September 30, 1997 and
      December 31,1996, respectively)....................................           19,507            20,196
   Trading securities....................................................            3,681              --
                                                                              ------------        ----------
       Total investment securities ......................................          697,768           552,801
                                                                              ------------        ----------

Loans:
   Commercial and industrial.............................................          576,528           457,186
   Real estate construction and development .............................          373,058           289,378
   Real estate mortgage:
     Residential.........................................................          949,626         1,059,769
     Other...............................................................          653,609           600,811
   Consumer and installment .............................................          297,515           341,154
   Loans held for sale-residential mortgage .............................           48,231            27,485
                                                                              ------------        ----------
       Total loans ......................................................        2,898,567         2,775,783
   Unearned discount ....................................................           (8,049)           (7,814)
   Allowance for possible loan losses ...................................          (50,740)          (46,781)
                                                                              -------------       ----------
       Net loans ........................................................        2,839,778         2,721,188
                                                                              ------------         ---------

Bank premises and equipment, net of
   accumulated depreciation .............................................           47,983            48,078
Intangibles associated with the purchase
   of subsidiaries ......................................................           22,857            23,303
Purchased mortgage servicing rights, net
   of amortization ......................................................            8,935            10,230
Accrued interest receivable .............................................           26,195            23,250
Other real estate owned .................................................            8,170            10,607
Deferred income taxes ...................................................           45,590            43,406
Other assets ............................................................           22,687            28,337
                                                                              ------------         ---------
       Total assets .....................................................     $  3,957,208         3,689,154
                                                                              ============         =========




                       FIRST BANKS, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                          September 30,          December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                             LIABILITIES
                             -----------

Deposits:
    Demand:
      Non-interest bearing ...........................................     $   436,514                 418,193
      Interest bearing ...............................................         323,766                 337,618
    Savings ..........................................................         846,091                 671,286
    Time:
      Time deposits of $100 or more ..................................         206,075                 169,057
      Other time deposits ............................................       1,690,540               1,642,413
                                                                           -----------             -----------
               Total deposits ........................................       3,502,986               3,238,567
Federal Home Loan Bank advances.......................................           2,346                  39,277
Other borrowings......................................................          47,548                  30,705
Notes payable ........................................................           5,155                  76,330
Accrued interest payable .............................................           9,274                  10,288
Deferred income taxes ................................................          12,184                   6,194
Accrued and other liabilities ........................................          12,016                  23,521
Minority interest in subsidiaries.....................................          13,083                  12,883
Guaranteed preferred beneficial interest in
   First Banks' subordinated debentures, net of
   issuance costs  ...................................................          83,156                    --
                                                                           -----------             ---------
               Total liabilities .....................................       3,687,748               3,437,765
                                                                           -----------             -----------

                             STOCKHOLDERS' EQUITY
                             --------------------

Preferred stock:
    Class C 9.00%  increasing  rate,  redeemable,  cumulative,
       $1.00 par value, $25.00 stated value;  5,000,000 shares
       authorized;  1,884,500 shares and 2,155,500 shares issued
        and outstanding at September 30, 1997 and
        December 31, 1996, respectively...............................          47,113                  53,887
    Class A, convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding ......          12,821                  12,822
    Class B, adjustable rate, $1.50 par value; 200,000 shares
        authorized; 160,505 shares issued and outstanding ............             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding ..................           5,915                   5,915
Capital surplus ......................................................           2,729                   3,289
Retained earnings ....................................................         191,678                 171,182
Net fair value adjustment for securities
   available for sale ................................................           8,963                   4,053
                                                                           -----------             -----------
               Total stockholders' equity ............................         269,460                 251,389
                                                                           -----------             -----------
               Total liabilities and stockholders' equity ............     $ 3,957,208               3,689,154
                                                                           ===========             ===========


See accompanying notes to consolidated financial statements


                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                     Three months ended               Nine months ended
                                                                        September 30,                   September 30,
                                                                     ------------------              -------------------
                                                                      1997         1996              1997           1996
                                                                      ----         ----              ----           ----
Interest income:
     Interest and fees on loans.................................  $  64,334        59,414            187,431      175,941
     Investment securities......................................      8,508         4,742             24,988       17,966
     Federal funds sold and other...............................      1,898           958              4,400        3,782
                                                                  ---------      --------          ---------      -------
           Total interest income................................     74,740        65,114            216,819      197,689
                                                                  ---------      --------          ---------      -------
Interest expense:
     Deposits:
       Interest-bearing demand..................................      1,409         1,117              4,214        3,530
       Savings..................................................      7,221         5,578             18,260       16,953
       Time deposits of $100 or more............................      2,668         2,113              7,536        6,960
       Other time deposits......................................     23,881        21,721             70,910       66,060
     Federal Home Loan Bank advances............................         44           711                410        1,954
     Securities sold under agreements to repurchase.............        490           323              1,232          762
     Interest rate exchange agreements, net ....................      3,227         1,838              5,610        6,035
     Notes payable and other....................................         70         1,311                832        4,326
     First Banks' subordinated debentures.......................      2,083          --                5,462           --
                                                                  ---------      --------          ---------      -------
           Total interest expense...............................     41,093        34,712            114,466      106,580
                                                                  ---------      --------          ---------      -------
           Net interest income..................................     33,647        30,402            102,353       90,109
Provision for possible loan losses..............................      3,100         2,570              9,125        8,774
                                                                  ---------      --------          ---------      -------
           Net interest income after provision
             for possible loan losses...........................     30,547        27,832             93,228       82,335
                                                                  ---------      --------          ---------      -------
Noninterest income:
     Service charges on deposit accounts and
        customer service fees...................................      3,208         3,154              9,176        9,411
     Credit card fees...........................................        788           663              2,248        1,897
     Loan servicing fees, net...................................        398           534              1,262        1,346
     Gain (loss) on mortgage loans sold and held for sale.......        162          (119)               370           (7)
     Gain (loss) on sale of securities, net.....................      2,241          (625)             2,241         (421)
     Gain on trading securities, net............................         91            --                113           --
     Other income...............................................      1,941         1,688              4,335        2,891
                                                                  ---------      --------          ---------      -------
           Total noninterest income.............................      8,829         5,295             19,745       15,117
                                                                  ---------      --------          ---------      -------
Noninterest expenses:
     Salaries and employee benefits.............................     10,756         9,724             31,684       30,085
     Occupancy, net of rental income............................      2,711         2,310              7,924        7,245
     Furniture and equipment....................................      1,654         1,734              5,704        5,404
     Federal Deposit Insurance Corporation premiums.............        264         9,479                579       11,355
     Postage, printing and supplies.............................        803           985              3,044        3,660
     Data processing fees.......................................      2,323         1,130              5,844        3,479
     Legal, examination and professional fees...................        967         1,098              3,136        3,620
     Credit card expenses.......................................        863           713              2,503        2,149
     Communications.............................................        594           712              1,849        1,992
     Advertising and business development expense...............      1,098           299              2,711        1,253
     (Gain)loss on sales of foreclosed real estate, net of expenses    (273)          460               (180)         951
     Other expenses.............................................      4,080         3,513             10,598       10,044
                                                                  ---------      --------          ---------      -------
           Total noninterest expenses...........................     25,840        32,157             75,396       81,237
                                                                  ---------      --------          ---------      -------
           Income before provision (benefit) for income taxes and
              minority interest in income of subsidiaries.......     13,536           970             37,577       16,215
Provision (benefit) for income taxes............................      4,632          (814)            12,397        4,304
                                                                  ---------      ---------         ---------      -------
           Income before minority interest in income
              of subsidiaries...................................      8,904         1,784             25,180       11,911
Minority interest in income of subsidiaries.....................       (363)         (252)              (940)        (472)
                                                                  -----------    ---------         ----------     -------
           Net income...........................................      8,541         1,532             24,240       11,439
Preferred stock dividends.......................................      1,256         1,434              3,744        4,237
                                                                  ---------      --------          ---------      -------
           Net income available to common shareholders..........  $   7,285            98             20,496        7,202
                                                                  =========      ========          =========      =======
Earnings per share:
     Primary....................................................  $  307.89          4.12             866.22       304.39
     Fully Diluted..............................................     295.42         11.37             830.02       302.68
                                                                  =========      ========          =========      =======
Weighted average shares of common stock outstanding.............     23,661        23,661             23,661       23,661
                                                                  =========      ========          =========      =======
See accompanying notes to consolidated financial statements






                       FIRST BANKS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
             (dollars expressed in thousands, except per share data)



                                                                                      Nine months ended
                                                                                         September 30,
                                                                                     ---------------------
                                                                                     1997             1996
                                                                                     ----             ----
Cash flows from operating activities:
     Net income.............................................................      $ 24,240            11,439
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of bank premises
          and equipment.....................................................         4,396             4,314
         Amortization, net of accretion.....................................         3,505             3,360
         Originations and purchases of loans held for sale..................      (121,137)         (104,923)
         Proceeds from sales of loans held for sale ........................        94,716            91,336
         Provision for possible loan losses.................................         9,125             8,774
         Provision for income taxes.........................................        12,397             4,304
         Payments of income taxes...........................................       (11,169)           (5,018)
         Increase in accrued interest receivable ...........................        (5,015)             (824)
         Net increase in trading securities.................................        (3,681)               --
         Interest accrued on liabilities....................................       114,230           106,579
         Payments of interest on liabilities................................      (115,480)         (107,665)
         Other, net.........................................................        (7,303)            9,938
         Minority interest in income of subsidiaries........................           940               472
                                                                                  --------         ---------
              Net cash provided by (used in) operating activities...........          (236)           22,086
                                                                                  --------         ---------
Cash flows from investing activities:
     Cash and cash equivalents received from acquisitions...................        82,234                --
     Other sales of investment securities...................................            --            83,616
     Maturities of investment securities....................................       261,934           308,411
     Purchases of investment securities.....................................      (394,448)         (338,631)
     Net increase in loans..................................................      (111,317)           (4,566)
     Recoveries of loans previously charged-off ............................         7,544             5,229
     Purchases of bank premises and equipment...............................        (4,062)           (2,550)
     Other investing activities.............................................         4,652             7,547
                                                                                  --------         ---------
              Net cash provided by (used in) investing activities...........      (153,463)           59,056
                                                                                  --------         ---------
Cash flows from financing activities:
     Other increases (decreases) in deposits:
         Demand and savings deposits........................................       166,754           (41,067)
         Time deposits......................................................        14,929           (87,883)
     Decrease in Federal funds purchased ...................................            --            12,000
     (Decrease) increase in Federal Home Loan Bank advances.................       (36,931)           21,693
     Increase in other borrowings...........................................        16,843            24,565
     Decrease in notes payable..............................................       (71,175)          (22,772)
     Purchase and retirement of Class C preferred stock.....................        (6,774)             (230)
     Proceeds from sale of cumulative preferred trust
        securities, net of issuance costs...................................        83,086              --
     Payment of preferred stock dividends...................................        (3,742)           (4,237)
                                                                                  ---------        ---------
              Net cash provided by (used in) financing activities ..........       162,990           (97,931)
                                                                                  --------         ---------
              Net increase (decrease) in cash and cash equivalents .........         9,291           (16,789)
Cash and cash equivalents, beginning of period .............................       227,954           199,213
                                                                                  --------         ---------
Cash and cash equivalents, end of period....................................      $237,245           182,424
                                                                                  ========         =========

Noncash investing and financing activities:
     Loans transferred to foreclosed real estate............................      $  3,062             7,332
                                                                                  ========         =========


See accompanying notes to consolidated financial statements


                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997.

         First Banks' primary subsidiaries (Subsidiary Banks) are:

                First Bank, headquartered  in St. Louis  County, Missouri (First
                     Bank Missouri)
                First Bank,  headquartered in  O'Fallon,  Illinois  (First  Bank
                     Illinois)
                First  Bank  FSB, headquartered  in St.  Louis  County, Missouri
                     (First Bank FSB)
                First Banks America, Inc., headquartered  in  St. Louis  County,
                     Missouri (FBA)
                CCB Bancorp, Inc., headquartered in Irvine, California (CCB) First Commercial Bancorp, Inc., headquartered in Sacramento,
                     California (FCB)

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

         First Banks' ownership interest in FBA was 70.23% and 68.82% at September 30, 1997 and December 31, 1996, respectively. First Banks' ownership interest in FCB was 61.48% and 61.46% at September 30, 1997 and December 31, 1996, respectively.

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

         On September 25, 1997, First Banks completed its assumption of the deposits and purchase of selected assets of the Woodland Hills, California banking location of Highland Federal Bank, FSB. The transaction resulted in the acquisition of $42.4 million in deposits and one office which will operate as a branch of FB&T.

         On July 28, 1997, FBA and Surety Bank entered into an Agreement and Plan of Reorganization (Surety Agreement) providing for the acquisition of

Surety Bank by FBA. Under the terms of the Surety Agreement, which is conditioned upon receipt of regulatory approvals and the approval of Surety shareholders Surety Bank shareholders will receive FBA common stock and cash valued at approximately $8.31 million as of September 30, 1997. Surety Bank, along with Sunrise Bank, will be merged into a newly formed commercial bank charter of FBA (the Northern California Bank). Surety Bank operates banking offices in Vallejo and Fairfield, California. At September 30, 1997, Surety Bank had total assets of $75.21 million, and reported net income of $239,000 for the nine month period then ended. The transaction will be accounted for using the purchase method of accounting and is expected to be completed by December 31, 1997.

         On September 22, 1997, FBA and Pacific Bay Bank, San Pablo, California (Pacific Bay), announced the signing of a Definitive Agreement and Plan of Merger (Pacific Bay Agreement) providing for the acquisition of Pacific Bay by FBA. Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders will receive $14.00 per share in cash for their stock, an aggregate of $4.2 million. Pacific Bay operates a banking office in San Pablo, California and a loan production office in Lafayette, California. At September 30, 1997, Pacific Bay had total assets of $37.5 million, and reported net income of $35,000 for the nine month period then ended. Pacific Bay will merge into the Northern
California Bank. The transaction, which is subject to regulatory approvals and the approval of the shareholders of Pacific Bay, is expected to be completed during the first quarter of 1998 and will be accounted for using the purchase method of accounting.

          On October 3, 1997, FBA and FCB executed an Agreement and Plan of Merger (Agreement) providing for the merger of the two companies. Under the terms of the Agreement, FCB will be merged into FBA, with FCB shareholders receiving .8888 shares of FBA common stock for each share of FCB common stock held. As soon as practicable thereafter, First Commercial will be merged into the Northern California Bank. The transaction, which is subject to the approval of regulatory authorities and the shareholders of both FBA and FCB, also provides for First Banks to receive 804,000 shares of FBA common stock in exchange for $10 million of FBA's note payable to First Banks, and the exchange of FCB convertible debentures of $6.5 million, which are owned by First Banks, for comparable debentures of FBA. The agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA comprised solely of independent directors of the two respective Boards of Directors. The transaction is expected to be completed by December 31, 1997. The merger of FBA and FCB will not have a significant impact on the financial condition or results of operation of First Banks.

(3)  Cumulative Trust Preferred Securities of First Preferred Capital Trust

          On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities (Preferred Securities) at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Capital's common securities. The gross proceeds of the offering were used by First Capital to purchase $88.9 million of 9.25% Subordinated Debentures (Subordinated Debentures) from First Banks. The Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Capital under the Preferred Securities. First Banks' proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the Preferred Securities were $2.1 million and $5.5 million for the three and nine month periods ended September 30, 1997 and are recorded as interest expense in the accompanying consolidated financial statements.

         The proceeds from the offering were used for general corporate purposes, including the reduction of borrowings under a credit agreement with a group of unaffiliated banks (Credit Agreement) and the repurchase of 284,000 shares of Class C 9.00% Increasing Rate, Redeemable, Cumulative Preferred Stock (Class C Preferred Stock) for $7.3 million. The remaining proceeds have been temporarily invested.

(4)   Redemption of the Class C 9.00% Preferred Stock

          On October 17, 1997, First Banks announced its intent to redeem the remaining outstanding Class C Preferred Stock at its aggregate par value of $47.1 million, effective December 1, 1997. The Class C Preferred Stock was issued and sold in a public offering in September, 1992. First Banks will fund the redemption through an advance under its Credit Agreement.

(5)  Regulatory Capital

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

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations) and a minimum leverage ratio (Tier 1 capital to total assets) of 3.0%. An additional cushion of 100 to 200 basis points is required to be considered well capitalized. As of September 30, 1997, the date of the most recent notification from First Banks' primary regulator, First Bank Missouri was categorized as well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the First Bank Missouri category. Management believes that, as of September 30, 1997, all of the Subsidiary Banks are well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         At September 30, 1997 and December 31, 1996, First Banks' and the subsidiary depository institutions' capital ratios were as follows:

                                                      Risk based capital ratios
                                                      -------------------------
                                                   Total                     Tier 1                 Leverage Ratio
                                                   -----                     ------                 --------------
                                              1997       1996           1997      1996              1997    1996
                                              ----       ----           ----      ----              ----    ----

         First Banks                         12.28%      9.23%          8.52%     7.92%            6.56%    5.99%
         First Bank FSB                      10.77      11.00           9.66      9.75             7.08     6.45
         First Bank Missouri                 10.29      10.47           9.04      9.21             7.36     7.25
         First Bank Illinois                 11.58      11.06          10.33      9.88             7.73     7.17
         FB&T                                14.96      16.45          13.69     15.18             9.50    11.43
         BTX                                 12.21      10.29          10.95      9.04             8.76     7.53
         Sunrise Bank                        14.85      17.67          13.58     16.39            12.49    10.88
         First Commercial                    12.80      13.13          11.52     11.84             8.90     8.87


                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At September 30, 1997, First Banks had $3.96 billion in total assets; $2.89 billion in total loans, net of unearned discount; $3.50 billion in total deposits; and $269.46 million in total stockholders' equity.

          Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, commercial and residential real estate and consumer and installment loans. Other financial services include mortgage banking, discount brokerage, credit-related insurance, automatic teller machines, safe deposit boxes, cash management, lockbox and trust services offered by certain Subsidiary Banks.

         The following table lists the Subsidiary Banks at September 30, 1997:

                                                                               Loans, net
                             Percent of        No. of                           of unearned       Total
Subsidiary Banks             ownership       locations    Total assets          discount        deposits
----------------             ---------       ---------    ------------          --------        --------
                                                                    (dollars expressed in thousands)

First Bank FSB                 100.00%          40         $ 1,032,910            881,917         932,751
First Bank Missouri            100.00%          31             901,359            689,309         805,230
First Bank Illinois            100.00%          27             848,910            630,299         774,317
CCB                            100.00%          17             615,379            334,397         541,767
FBA                             70.23%           8             376,547            248,462         311,848
FCB                             61.48%           6             178,861            106,133         161,372

                               Financial Condition

         First Banks' total assets increased by $270 million to $3.96 billion from $3.69 billion at September 30, 1997 and December 31, 1996, respectively. The increase is primarily attributable to the increase in loans, net of unearned discount, of $123 million and the increase in investment securities of $145 million. The composition of the increase in net loans is discussed under "--Lending and Credit Management" of this Form 10-Q. The increase in total assets was funded by deposits, which increased by $260 million to $3.50 billion and $3.24 billion at September 30, 1997 and December 31, 1996, respectively.

                              Results of Operations

Net Income

         Net income for the three months ended September 30, 1997 was $8.5 million, compared to $1.5 million for the same period in 1996, an increase of 466.7%. Net income for the nine months ended September 30, 1997 was $24.2 million compared to $11.4 million for the same period in 1996. The results of operations for the three and nine months ended September 30, 1996 were adversely affected by the $8.6 million charge ($5.6 million after the applicable income tax benefit) assessed against all deposits insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). As more fully described below, the improvement in net income is attributable to increases in net interest income and noninterest income and a decrease in noninterest expense, as compared to the same periods in 1996.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $33.8 million, or 3.74% of average interest earning assets, for the three months ended September 30, 1997, from $30.5 million, or 3.71% of average interest earning assets, for the same period in 1996. Net interest income (expressed on a tax-equivalent basis) improved to $103.0 million, or 3.94% of average interest earning assets, for the nine months ended September 30, 1997, from $91.3 million, or 3.69% of average interest earning assets, for the same period in 1996.

         The increased net interest income for 1997 is attributable to the increase in average interest earning assets of $322.7 million and $194.7 million for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increase is attributable to loans which increased on average by $163.5 million and $109.3 million for the three and nine month periods ended September 30, 1997, respectively, over the same periods in 1996. Contributing further to the improved net interest income is the increase in the yield of the loan portfolio to 8.89% for the three and nine month periods ended September 30, 1997, from 8.72% and 8.64% for the three and nine month periods ended September 30,1996, respectively. The improved yield reflects the continual process of realigning the loan portfolio from residential real estate loans to other types of loans, such as commercial and construction loans, which generally provide a higher level of net interest income.

          Offsetting the increase in net interest income is the amortization and periodic costs of hedging the interest rate risk position of First Banks. The cost of hedging totaled $3.2 million and $5.6 million for the three and nine month periods ended September 30, 1997, respectively, compared $3.4 million and $8.8 million for the same periods in 1996. As more fully discussed under "-- Interest Rate Risk Management," the cost of hedging for the three months ended September 30, 1997 includes $2.1 million of additional amortization of deferred losses. The decrease in the cost of hedging for the nine months of 1997 compared with the same period in 1996 is attributable to the reduced level of interest rate risk resulting from the realignment of the loan portfolio combined with the gradual changes in the composition of the investment securities portfolios, from mortgage-backed securities to U.S. Treasury and generic U.S. government agencies securities, and the distribution of interest-bearing liabilities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:


                                             Three months ended September 30,                 Nine months ended September 30,
                                     ---------------------------------------------        -----------------------------------------

                                              1997                    1996                     1997                     1996
                                    ----------------------  ----------------------        -------------------  -------------------
                                            Interest                 Interest                 Interest                Interest
                                    Average income/ Yield/  Average  income/ Yield/  Average  income/ Yield/  Average income/ Yield/
                                    balance expense rate    balance  expense  rate   balance  expense  rate   balance expense rate
                                    ------- ------- ----    -------  -------  ----   -------  -------  ----   --------------------
                                                                         (dollars expressed in thousands)
     Assets
     ------
Interest-earning assets:
   Loans                         $2,870,094  64,418 8.90%  $2,706,607 59,314 8.72% $2,822,754 187,695 8.89% $2,713,444 175,611 8.64%
   Investment securities            583,551   8,619 5.86      491,325  4,908 3.97     567,645  25,371 5.98     494,470  18,483 4.99
   Federal funds sold and other     137,474   1,898 5.48       70,516    959 5.41     106,678   4,400 5.51      94,418   3,782 5.35
                                 ---------- -------        ---------- ------       ---------- ------       ---------- ---------
       Total interest-earning
           assets                 3,591,119  74,935 8.28    3,268,448 65,181 7.93   3,497,077 217,466 8.31   3,302,332 197,876 8.00
                                             ------                   ------                  -------                  -------
Nonearning assets                   201,766                   222,544                  218,238                 222,692
                                 ----------                ----------               ----------              ----------
       Total assets              $3,792,885                $3,490,992               $3,715,315              $3,525,024
                                 ==========                ==========               ==========              ==========

   Liabilities and Stockholders' Equity
   ------------------------------------
 Interest-bearing liabilities:
   Interest-bearing
     demand deposits              $ 327,616   1,409  1.71%    292,153  1,117  1.52%  $330,529   4,214 1.70% $  298,990   3,530 1.58%
   Savings deposits                 779,690   7,221  3.68     676,200  5,578  3.28    715,656  18,260 3.41     684,640  16,953 3.31
   Time deposits of $100 or more (1)186,424   2,987  6.36     154,995  2,291  5.88    178,194   8,063 6.05     169,889   7,545 5.93
   Other time deposits (1)        1,660,059  26,720  6.40   1,575,117 23,327  5.89  1,677,714  75,858 6.05   1,590,836  71,332 5.99
                                 ---------- -------        ---------- ------        ---------- ------       ---------  -------
       Total interest-bearing
           deposits               2,953,789  38,328  5.16   2,698,465 32,313  4.76  2,902,093 106,395 4.90   2,744,355  99,360 4.84
   Notes payable and other (1)      137,927   2,765  7.98     148,540  2,398  6.42    138,571   8,071 7.79     140,694   7,219 6.85
                                 ---------- -------        ----------  -----       ---------- -------       ---------- -------
       Total interest-bearing
         liabilities              3,091,716  41,093  5.27   2,847,005 34,711  4.85  3,040,664 114,466 5.03   2,885,049 106,579 4.93
                                            -------                   ------                  -------                 -------
Noninterest-bearing liabilities:
   Demand deposits                  399,745                   366,954                 381,784                  365,413
   Other liabilities                 37,610                    35,431                  37,300                   36,252
                                 ----------                ----------               ----------              ----------
       Total liabilities          3,529,071                 3,249,390               3,459,748                3,286,714
Stockholders' equity                263,814                   241,602                 255,567                  238,310
                                 ----------                ----------              ----------               ----------
       Total liabilities and
         stockholders' equity    $3,792,885                $3,490,992              $3,715,315               $3,525,024
                                 ==========                ==========              ==========               ==========

Net interest income                          33,842                   30,470                 103,000                   91,297
                                            =======                   ======                 =======                  =======
Net interest margin                                 3.74%                   3.71%                     3.94%                    3.69%
                                                    =====                   =====                     =====                    =====

(1)  Includes the effects of interest rate exchange agreements.


Provision for Possible Loan Losses

         The provision for possible loan losses was $3.1 million compared to $2.6 million for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the provisions for possible loan losses were $9.1 million and $8.8 million, respectively. The provision in 1997 reflects the overall growth and realignment of the loan portfolio. While the provision for possible loan losses for the 1997 periods was not substantially different from those of the preceding year, the adequacy of the allowance for possible loan losses improved as a result of the lower level of net charge-offs in 1997. Net loan charge-offs were $67,000 and $5.2 million for the three and nine month periods ended September 30, 1997, respectively, compared to $3.1 million and $16.1 million for the three and nine month periods ended September 30, 1996, respectively.

         Following various acquisitions during 1994 and 1995, First Banks pursued aggressive problem loan work out procedures which included conservatively re-valuing loans through charge-offs. While these adjustments were anticipated prior to the acquisitions and adequate reserves for loan losses had been established to provide for them, loan charge-offs increased in 1996. However, as this work-out program progressed, loan charge-offs have declined while recoveries of loans previously charged-off have increased.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

          Noninterest income was $8.8 million and $19.7 million for the three and nine month periods ended September 30, 1997, respectively, in comparison to $5.3 million and $15.1 million for the same periods in 1996. Noninterest income consists primarily of service charges on deposit accounts and other non-yield customer service fees. In addition, noninterest income includes gains and losses upon sales of assets. The increase in noninterest income is primarily attributable to a $2.24 million net gain on sale of securities for the three and nine month periods ended September 30, 1997, compared to net losses of $625,000 and $421,000 for the three and nine month periods ended September 30, 1996, respectively.

         Service charges on deposit accounts and customer service fees were $3.2 million and $9.2 million for the three and nine month periods ended September 30, 1997, respectively, compared to $3.2 and $9.4 million for the same periods in 1996. The decrease for the nine month period ended September 30, 1997 is attributable to the development of First Banks' "aggregate balance pricing structure" whereby customers maintaining specified deposit balances, determined on an aggregate basis of any deposit relationship with First Banks, may avoid certain service charges. For the three month period ended September 30, 1997, as compared to the same period in 1996, the decrease has been offset by an increase in the demand deposit accounts subject to such service charges.

          The gain on sale of securities, net of $2.24 million for the three and nine month periods ended September 30, 1997 is attributable to the sales of certain residual securities which had been acquired by First Banks through an acquisition completed in 1995. These residuals, which had been written-down to diminimous values at the date of acquisition, entitled First Banks to the remaining cash flows of certain collateralized mortgage-backed securities (CMOs) available upon redemption of the CMOs. However, the combination of the unique structure of the CMOs and changes in interest rate and mortgage markets operated to significantly enhance their value in 1997. This compares to net losses of $625,000 and $421,000 for the three and nine months ended September 30, 1996, respectively. The securities sold were classified as available for sale within the investment security portfolio.

Noninterest Expenses

         Noninterest expenses were $25.8 million and $32.2 million for the three month periods ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, noninterest expenses were $75.4 million and $81.2 million, respectively. The decrease is attributable to the 1996 special assessment to recapitalize the SAIF and the overall reduction in the deposit insurance assessment rate for 1997. Partially offsetting this decrease are the noninterest expenses of Sunrise Bank, which was acquired by First Banks on November 1, 1996, of $1.02 million and $3.31 million for the three and nine month periods ended September 30, 1997, respectively, and increased advertising and business development expenses.

         Advertising and business development expense was $1.1 million and $299,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, advertising and business development expense was $2.71 million and $1.25 million, respectively. The increase is primarily attributable to media advertising campaigns which were instituted beginning in the third quarter of 1996.

         FDIC premiums decreased by $9.21 million and $10.78 million for the three and nine month periods ended September 30, 1997 and 1996, respectively, as a result of the reduction in the assessment rate charged on deposits insured by the SAIF of the FDIC. The reduction in the assessment rate was effective upon the recapitalization of the SAIF, accomplished by a one-time special deposit insurance charge assessed to all financial institutions with deposits insured by the SAIF. First Banks' one-time charge totaled $8.6 million and was reflected in the operating results during the third quarter of 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 73.0% and 75.0% of total assets as of September 30, 1997 and December 31, 1996, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $100 million to $2.84 billion at September 30, 1997 from $2.74 billion at December 31, 1996. The increase reflects continued growth within corporate lending of $256 million, offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $110 million and $44 million, respectively, at September 30, 1997 in comparison to December 31, 1996. These decreases are attributable to the reductions of new loan origination volumes that are held for investment and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                              September 30,       December 31,
                                                                  1997                 1996
                                                                  ----                 ----
                                                               (dollars expressed in thousands)

Commercial, financial and agricultural                        $     5,237                4,243
Real estate construction and development                            2,942                  817
Real estate mortgage                                               19,147               24,764
Consumer and installment                                              104                  445
                                                              -----------          -----------
         Total nonperforming loans                                 27,430               30,269
Other real estate                                                   8,170               10,607
                                                              -----------          -----------
         Total nonperforming assets                           $    35,600               40,876
                                                              ===========          ===========

Loans, net of unearned discount                               $ 2,890,518            2,767,969
                                                              ===========          ===========

Loans past due 90 days or more
   and still accruing                                         $     2,018                3,779
                                                              ===========          ===========

Asset Quality Ratios:
   Allowance for possible loan losses to loans                      1.76%                 1.69%
   Nonperforming loans to loans                                      .95                  1.09
   Allowance for possible loan losses
      to nonperforming loans                                      184.98                154.55
   Nonperforming assets to loans and other real estate              1.23                  1.47
                                                                  ======                ======

     Impaired loans, consisting of nonaccrual loans, were $27.4 million and $30.3 million at September 30, 1997 and December 31, 1996, respectively.

     The following is a summary of loan loss experience for the three and nine month periods ended September 30:

                                                                    Three months ended        Nine months ended
                                                                       September 30,             September 30,
                                                                       -------------             -------------
                                                                    1997           1996       1997         1996
                                                                    ----           ----       ----         ----
                                                                          (dollars expressed in thousands)
Allowance for possible loan losses,
   beginning of period                                         $  47,708         45,921       46,781      52,665
                                                               ---------         ------       ------     -------
Loans charged-off                                                (2,062)         (4,869)     (12,710)    (21,303)
Recoveries of loans previously charged-off                         1,994          1,743        7,544       5,229
                                                               ---------         ------     --------     -------
     Net loan (charge-offs) recoveries                               (68)        (3,126)      (5,166)    (16,074)
                                                               ---------         ------     --------     -------
Provision for possible loan losses                                 3,100          2,570        9,125       8,774
                                                               ---------         ------     --------     -------
Allowance for possible loan losses, end of period              $  50,740         45,365       50,740      45,365
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

                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                       September 30, 1997           December 31, 1996
                                                     ----------------------      --------------------
                                                      Notional      Credit       Notional     Credit
                                                       amount      exposure       amount      exposure
                                                       ------      --------       ------      --------
                                                             (dollars expressed in thousands)

   Interest rate swap agreements                   $       --         --          70,000         --
   Interest rate floor agreements                      70,000         19         105,000         141
   Interest rate cap agreements                        10,000        262          10,000         335
   Forward commitments to sell
     mortgage-backed securities                        53,000         --          35,000         308

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Interest rate swap agreements were utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $3.2 million and $5.6 million for the three and nine month periods ended September 30, 1997, respectively, in comparison to $1.7 million and $5.8 million for the same period in 1996. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1996 are summarized as follows:

                              Notional        Interest Rate      Fair Value
        Maturity date          Amount      Paid    Received      Gain (Loss)
        -------------          ------      ----    --------      -----------
                                    (dollars expressed in thousands)

   September 30, 1997        $  35,000     7.04%     5.59%         $  (417)
   September 30, 1999           35,000     7.32      5.59           (1,160)
                             ---------                              -------
                             $  70,000     7.18      5.59          $(1,577)
                             =========     =====    =====          ========

          First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of interest rate swap agreements of $225 million during July 1995, $75 million during November 1996 and $35 million during August 1997 at losses of $13.5 million, $5.3 million and $1.4 million, respectively. These losses were deferred and are being amortized over the remaining lives of the swap agreements. If all or any portion of the underlying liabilities are repaid, the related deferred losses will be charged to operations. At September 30, 1997 and December 31, 1996, the unamortized balance of these losses was $10.3 million and $13.4 million, respectively, and was included in other assets. The amortization of the deferred losses included in interest expense was $2.9 million and $4.4 million for the three and nine month periods ended September 30, 1997 including $2.1 million resulting from a reduction in the underlying liabilities. This compares to interest expense of $1.0 million and $3.3 million for the same periods in 1996.

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At September 30, 1997 and December 31, 1996, the unamortized costs for these agreements were $322,000 and $433,000, respectively, and were included in other assets. The net interest expense of the interest rate cap and floor agreements was $37,000 and $111,000 for the three and nine month periods ended September 30, 1997, respectively, in comparison to $72,000 and $215,000 for the same periods in 1996. There are no amounts receivable under these agreements.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank (FHLB), and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $261.1 million at September 30, 1997 and $315.4 million at December 31, 1996. The decrease is primarily attributable to the reduction in notes payable from the proceeds received from the sale of the Preferred Securities. See note 3 to the accompanying consolidated financial statements.

         At September 30, 1997, First Banks' more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)

         Three months or less                             $ 125,698
         Over three months through six months                43,152
         Over six months through twelve months               55,446
         Over twelve months                                  36,828
                                                          ---------
           Total                                          $ 261,124
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

         The standards established by SFAS 125 are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

           The implementation of SFAS 125 did not have a material effect on the consolidated financial position or results of operation of First Banks.

          In February 1997,  the FASB issued SFAS 128,  Earnings Per Share (SFAS
128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

           In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS 21, Suspension of the Reporting of Earnings Per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.


         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for First Banks as it was previously subject to the requirements of APB 10 and 15 and SFAS 47.

          In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

          SFAS 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires publicly traded companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. SFAS 130 requires an entity to: (1) classify items of other comprehensive income by their nature in a statement of financial performance and (2) display the accumulated balances of items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. First Banks' management is in the process of analyzing SFAS 130 and its impact on First Banks' financial position and results of operations.

          In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

          SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. First Banks' management is in the process of analyzing SFAS 131 and its impact on First Banks' financial position and results of operations.



                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
              Number       Description

                  11       Calculation of Earnings per Share.

                  27       Financial Data Schedule (EDGAR only).

   (b) First Banks filed no reports on Form 8-K during the three month period ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      FIRST BANKS, INC.
                                      Registrant


Date:  November 12, 1997               By: /s/ James F. Dierberg
                                           ---------------------
                                               James F. Dierberg
                                               Chairman, President and
                                               Chief Executive Officer



Date:  November 12, 1997               By: /s/ Allen H. Blake
                                           ------------------
                                               Allen H. Blake
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                                   Exhibit 11

                                                                     Exhibit 11

                                FIRST BANKS, INC.
                        Calculation of Earnings per Share





                                                For the three months ended               For the nine months ended
                                                       September 30,                             September 30,
                                             ------------------------------             ----------------------
                                                 1997                1996                 1997             1996
                                                 ----                ----                 ----             ----
Average shares outstanding:
  Class C preferred stock                     1,885,543           2,200,000             1,927,101         2,200,000
  Class A preferred stock                       641,082             641,082               641,082           641,082
  Class B preferred stock                       160,505             160,505               160,505           160,505
  Common Stock                                   23,661              23,661                23,661            23,661
                                            ===========         ===========           ===========        ==========

Net income                                  $ 8,541,574           1,531,434            24,240,374        11,438,682
Preferred stock dividends:
  Class C preferred stock                    (1,060,032)         (1,237,500)           (3,220,594)       (3,712,501)
  Class A preferred stock                      (192,325)           (192,325)             (512,866)         (512,866)
  Class B preferred stock                        (4,214)             (4,213)              (11,235)          (11,235)
                                            -----------         -----------           ------------       ----------
  Income available to common
     stockholders                           $ 7,285,004              97,396            20,495,679         7,202,080
                                            ===========              ======            ==========         =========

Primary earnings per share                  $    307.89                4.12                866.22            304.39
                                            ===========         ===========           ===========        ==========

Fully diluted earnings per share:
Dividends per share:
  Class C preferred stock                   $    0.5622              0.5625                1.6712            1.6875
  Class A preferred stock                        0.3000              0.3000                0.8000            0.8000
  Class B preferred stock                        0.0263              0.0263                0.0700            0.0700
                                            ===========         ===========           ===========        ==========

Class A preferred stock outstanding             641,082             641,082               641,082           641,082
Book value/share of common stock,
  beginning of year                         $  7,795.06            7,038.67              7,795.06          7,038.67
Dilution of common equity upon
  exercise of options and
  warrants of subsidiary bank                    (26.29)             (24.88)               (26.29)           (24.88)
                                            -----------         -----------           -----------        ----------
                                               7,768.77            7,013.79              7,768.77          7,013.79
                                            ===========         ===========           ===========        ==========

Common stock issuable upon conversion             1,650               1,828                 1,650             1,828
Shares of common stock outstanding               23,661              23,661                23,661            23,661
                                            -----------         -----------           -----------        ----------
                                                 25,311              25,489                25,311            25,489
                                            ===========         ===========           ===========        ==========

Net income                                  $ 8,541,574           1,531,434            24,240,374        11,438,682
Class C preferred dividends                  (1,060,032)         (1,237,500)           (3,220,594)       (3,712,501)
Class B preferred dividends                      (4,213)             (4,213)              (11,235)          (11,235)
                                            -----------         -----------           -----------       -----------
  Fully-diluted net income                  $ 7,477,329             289,721            21,008,545         7,714,946
                                            ===========         ===========           ===========       ===========


Fully-diluted earnings per share            $    295.42               11.37                830.02            302.68
                                            ===========         ===========           ===========       ===========
