Form 10-K405
period 1997-12-31
FIRST BANKS INC
filed 1998-03-27
CIK 710507

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the transition period from _______ to ________
                           Commission File No. 0-20632


                                FIRST BANKS, INC.
                                -----------------
             (Exact Name of registrant as specified in its charter)

               MISSOURI                              43-1175538
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                                (Title or class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                           -----   ------

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

         At March 25, 1998 there were 23,661 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report to Shareholders") are incorporated by reference into Parts I and II.

                                     PART I

     Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward looking statements. Such forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include general market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company conducts its operations; and the ability of the Company to respond to changes in technology. With regard to the Company's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of such forward-looking statements include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, Inc.'s subsidiaries, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks; fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities, and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers should therefore not place undue reliance on forward-looking statements.

Item 1.  Business

General

     First Banks, Inc. ("First Banks" or the "Company"), incorporated in Missouri in 1978, is headquartered in St. Louis, Missouri and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act").

     At December 31, 1997, First Banks had $4.17 billion in total assets, $3.00 billion in total loans, net of unearned discount, $3.68 billion in total deposits and $231.5 million in total stockholders' equity. First Banks operates through its subsidiary financial institutions and bank holding companies (the "Subsidiary Banks") as follows:

 FirstBank, headquartered in St. Louis County, Missouri ("First Bank"). First Banks America, Inc., headquartered in St. Louis County, Missouri ("FBA"),and its wholly owned subsidiaries:
     BankTEXAS N. A., headquartered in Houston, Texas ("BankTEXAS"). First Bank of California, headquartered in Roseville, California ("FB California").
 CCB Bancorp, Inc., headquartered in Irvine, California ("CCB"), and its wholly owned subsidiary:
    First Bank & Trust, headquartered in Irvine, California ("FB&T"). First Commercial Bancorp, Inc., headquartered in Sacramento, California ("FCB"), and its wholly owned subsidiary:
    First Commercial Bank, headquartered in Sacramento, California ("First Commercial").

     All of the Subsidiary Banks are wholly owned by their respective parents except FBA and FCB, which were 65.85% and 61.48% owned, respectively, by First Banks at December 31, 1997. As discussed under "--Acquisitions" in the 1997 Annual Report to Shareholders, incorporated herein by reference, FB California is a newly-formed California state bank resulting from the merger of Sunrise Bank of California, which was acquired by FBA on November 1, 1996 and Surety Bank, Vallejo, California, which was acquired by FBA on December 1, 1997. In February 1998, FCB was acquired by FBA, and its subsidiary bank, First Commercial, was merged into FB California.

     Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services, and cash management services.

     First Banks centralizes overall corporate policies, procedures and administrative and operational support functions for the Subsidiary Banks.
Primary responsibility for managing the Subsidiary Banks remains with their officers and directors.

     The following table lists the Subsidiary Banks at December 31, 1997:

                                                                                        Loans, net of
                                                           Number of      Total           unearned         Total
                       Subsidiary Banks                    locations      assets          discount        deposits
                       ----------------                    ---------     ------           --------        --------
                                                                         (dollars expressed in thousands)

     First Bank......................................         98       $2,843,575        2,185,493        2,559,968
     FBA:
         BankTEXAS...................................          6          267,152          176,341          231,175
         FB California...............................          4          179,999          137,096          152,825
     CCB:
         FB&T........................................         17          672,410          385,251          598,560
     FCB:
         First Commercial............................          6          190,918          118,018          172,737


     As described under "--Financial Condition and Average Balances" in the 1997 Annual Report to Shareholders, incorporated herein by reference, on February 3, 1997, First Preferred Capital Trust ("First Trust"), a Delaware statutory business trust, issued 3,450,000 shares of 9.25% cumulative trust preferred securities ("Preferred Securities") for $86.25 million. In addition, First Trust issued $2.7 million of common securities which are owned by First Banks. The Preferred Securities are publicly held and listed on the Nasdaq Stock Market's National Market System. The Preferred Securities have no voting rights except in certain limited circumstances. On December 1, 1997, First Banks redeemed all of the outstanding Class C, 9.00% increasing rate, redeemable, cumulative preferred stock ("Class C Preferred Stock") which had previously been publicly held and listed on the Nasdaq Stock Market's National Market System.

     As described in Note 17 to the consolidated financial statements of the 1997 Annual Report to Shareholders, incorporated herein by reference, FBA and FCB were merged. The merger of FBA and FCB will not have a significant impact on the financial condition or results of operations of First Banks.

     The Company, Mr. Dierberg and an affiliate of Mr. Dierberg own 18.55%, 0.20% and 4.44%, respectively, of the outstanding shares of common stock of Southside Bancshares Corporation ("Southside") located in St. Louis, Missouri. The shares of Southside are currently held for investment purposes.

     The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, President and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors. The Preferred Securities are publicly held and listed on the Nasdaq Stock Market's National Market. The Preferred Securities have no voting rights except in certain limited circumstances.

     For a description of the business of First Banks during the past year, see "Management's Discussion and Analysis - General" in the 1997 Annual Report to Shareholders, incorporated herein by reference.

Acquisitions

     Prior to 1994, First Banks' acquisitions had been concentrated within its primary market area of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing dramatically the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. While First Banks was successful in making acquisitions in Chicago and northern Illinois, it became apparent that acquisition pricing, in Chicago and other areas being considered, was comparable to that of First Banks' primary acquisition area. As a result, while First Banks continued to pursue acquisitions within these areas, it turned much of its attention in 1994 and 1995 to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside of its immediate market area. This led to the acquisition of a financial institution which had offices in Dallas and Houston, Texas in 1994 and several acquisitions of financial institutions which had offices in Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California in 1995, 1996 and 1997.

     During 1997, 1996 and 1995, First Banks completed nine acquisitions and two deposit purchases. These transactions provided total assets of $1.41 billion and 39 banking locations. For a description of the acquisitions completed during the three years ended December 31, 1997, see "Management's Discussion and Analysis - Acquisitions" and Note 2 to the consolidated financial statements of the 1997 Annual Report to Shareholders, incorporated herein by reference.

Market Area

     As of December 31, 1997, the Subsidiary Banks' 131 banking facilities were located throughout eastern Missouri, Illinois, California and Texas. First Banks' primary market area is the St. Louis, Missouri metropolitan area. First Banks' second and third largest market areas are central and southern Illinois and southern and northern California, respectively. First Banks also has locations in the Houston, Dallas, Irving and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area.

     The following table lists the market areas in which the Subsidiary Banks operate, total deposits and number of locations as of December 31, 1997:

                                                                Total         Deposits
                                                              deposits        as percent     No. of
         Geographic area                                   (in millions)      of total      locations
         ---------------                                   -------------      --------      ---------

St. Louis, Missouri Metropolitan Area (1).................    $   801.9         21.8%           27
Rural Eastern Missouri (1)................................        343.2          9.3            16
Central and Southern Illinois (1).........................      1,030.5         27.9            38
Northern Illinois (1).....................................        354.1          9.6            17
Texas (2).................................................        231.2          6.3             6
Southern and Central California (3).......................        566.6         15.4            15
Northern California (4)...................................        357.1          9.7            12
                                                              ---------       ------         -----
     Total Deposits.......................................    $ 3,684.6        100.0%          131
                                                              =========        =====         =====

----------------------
(1) First Bank operates in the St. Louis metropolitan market area, in rural eastern Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
(2) BankTEXAS operates in the Houston, Dallas and McKinney metropolitan areas.
(3) FB&T operates in the greater Los Angeles metropolitan area, including Orange County, California. Three of the branches are also located in Santa Barbara County, California.
(4) FB&T and FB California operate in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan market areas.

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

     The Company offers the following types of loans: commercial, financial, agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans. The loan portfolio composition for the five years ended December 31, 1997 is included under "Management's Discussion and Analysis - Loans and Allowance for Possible Loan Losses" in the 1997 Annual Report to Shareholders, incorporated herein by reference.

Mortgage Banking Operations

     Through the First Bank Mortgage division ("First Bank Mortgage") of First Bank, the Company provides mortgage banking services. First Bank Mortgage originates, underwrites, closes and services a full line of residential mortgage loan products, both for the portfolios of First Bank and the Company's other Subsidiary Banks and for resale in the secondary mortgage market. In addition, First Bank Mortgage acquires loans originated by the other Subsidiary Banks or by unrelated entities, which it then underwrites and services.

     For a summary of the mortgage banking activities of First Banks, see "Management's Discussion and Analysis Mortgage Banking Activities" in the 1997 Annual Report to Shareholders, incorporated herein by reference.

Investment Portfolio

     The Company has established a written investment policy which has been adopted by the Subsidiary Banks and is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity, and liquidity. The investment policy directs management of the Subsidiary Banks to consider, among other criteria, the quality, term, and marketability of the securities acquired for their respective investment portfolios. The investment portfolio composition is presented in Note 3 to the consolidated financial statements of the 1997 Annual Report to Shareholders, incorporated herein by reference.

Deposits

     The Company's deposits consist principally of core deposits from the local market areas of the Subsidiary Banks. The Subsidiary Banks do not accept brokered deposits, except for any such deposits which acquired institutions may have had prior to their acquisition by the Company. A table illustrating the distribution of the Company's deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1997 is included under "Management's Discussion and Analysis - Deposits" in the 1997 Annual Report to Shareholders, incorporated herein by reference.

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

Supervision and Regulation

General

     The Company and its Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     The Company is a registered bank holding company under the BHC Act, and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file annual reports with the FRB and to provide additional information as it may require.

     The Company's state-chartered Subsidiary Banks (First Bank, FB&T and FB California) are subject to supervision and regulation by the bank supervisory authorities in their respective states and also by their respective primary federal bank regulators. The primary such regulator for First Bank, as a member of the Federal Reserve System, is the FRB, while the primary federal bank regulator for FB&T and FB California, which are not members of the Federal Reserve System, is the Federal Deposit Insurance Corporation (the "FDIC"). BankTEXAS, a national banking association, is subject to the supervision and regulation of the Office of the Comptroller of the Currency (the "OCC"). Because the FDIC provides deposit insurance to the Company's depository subsidiary financial institutions, they are also subject to supervision and regulation by the FDIC, even where the FDIC is not their primary federal regulator.

Recent and Pending Legislation.

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

     FIRREA also established a cross guarantee provision pursuant to which the FDIC may recover from a depository institution losses the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The cross guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund ("BIF") members and Savings Association Insurance Fund ("SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross guarantee liabilities are generally subordinated, except with respect to affiliates, to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. In general, FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also authorized the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

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

     Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans are subject to restrictions on the compensation of senior executive officers and to additional regulatory sanctions that may include a forced offering of shares or merger, restrictions on affiliate transactions, restrictions on rates paid on deposits, asset growth and new activities, the dismissal of directors or senior executive officers and mandatory divestitures by the institution or its parent company. The banking agency must require the offering of shares or merger and restrict affiliate transactions and the rates paid on deposits unless it is determined they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

     As described in Note 18 to the  consolidated  financial  statements  of the
1997 Annual Report to Shareholders, incorporated herein by reference, each of the Company's subsidiary bank depository institutions have, as of December 31, 1997, capital in excess of the requirements for a "well-capitalized" institution.

     Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require the institution's real estate policy include proper loan documentation, and that it establish prudent underwriting standards. These guidelines became effective on March 19, 1993. These rules have had no material adverse impact on the Company.

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

     EGRPRA also provided for the recapitalization of the SAIF in order to bring it into parity with the BIF of the FDIC. First Banks recorded an $8.2 million charge in 1996 for the one-time special deposit insurance assessment.

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

     Insurance of Accounts. The FDIC provides insurance, through the BIF and the SAIF, to deposit accounts at the Subsidiary Banks to a maximum of $100,000 for each insured depositor. Certain of the Subsidiary Banks have deposits which were added through the merger of acquired thrifts. Consequently, First Bank, FB&T and FB California are members of both the BIF and the SAIF while BankTEXAS is a member of the BIF only.

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

     Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following enactment of EGRPRA, First

Banks paid a one-time special deposit insurance assessment with respect to its SAIF-insured deposits, as part of the recapitalization of the SAIF, and the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents and 6.44 cents for each $100 of assessable deposits of BIF and SAIF, respectively, in comparison to the prior assessment rate for such institutions, applicable only to SAIF deposits, of 23 cents for each $100 of assessable deposits. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero. Amounts paid by institutions in the lowest risk-based premium category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation

     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.

     The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

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

     Management of the Company believes the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of its Subsidiary Banks. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting. Although these requirements would not reduce the ability of the Company to make acquisitions using the pooling of interests method of accounting, the Company has not historically made, and has no present plans to make, acquisitions on this basis.

     Community Reinvestment Act. The Community Reinvestment Act of 1977 (the "CRA") requires, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     Regulations Governing Extensions of Credit. The Subsidiary Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions limit the Company's ability to borrow funds from its Subsidiary Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Transactions among the Subsidiary Banks (other than BankTEXAS and FB California) that do not involve the Company are generally exempt from the foregoing regulations and restrictions. Because the exemption is available only to those Subsidiary Banks that are at least 80% owned by the Company, it would not apply to such transactions involving BankTEXAS and FB California. Further, under the BHC Act and certain regulations of the FRB, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Bank holding companies and their nonbank subsidiaries that engage in electronic benefit transfer services are also subject to certain anti-tying restrictions.

     The Subsidiary Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiary Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.

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

     Federal Home Loan Bank System. First Bank, FB&T, FB California and BankTEXAS are members of the Federal Home Loan Bank System (the "FHLB System"). The FHLB System consists of twelve regional Federal Home Loan Banks (each, a "FHLB"), each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. First Bank, as a member of the FHLB of Des Moines, BankTEXAS, as a member of the FHLB of Dallas, and FB&T and FB California, as members of the FHLB of San Francisco, are required to acquire and hold shares of capital stock in the FHLB in amounts at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. Each of the Subsidiary Banks which is a member of the FHLB is in compliance with these regulations.

     Dividends. The Company's primary sources of funds are the dividends and management fees paid by its Subsidiary Banks. The ability of the Subsidiary
Banks to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by their respective primary regulators and by the principles of prudent bank management. In addition, the amount of dividends the Subsidiary Banks may pay to the Company is limited by the provisions of the Company's credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Under the most restrictive of these requirements, dividends from the Subsidiary Banks are limited to approximately $29.7 million as of December 31, 1997, unless prior permission of the regulatory authorities and, if necessary, the lead bank for the lenders is obtained.

     Monetary Policy and Economic Control. The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member bank deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Employees

     As of December 31, 1997, the Company and its subsidiaries employed approximately 1,860 employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Subsidiary Banks and its other subsidiaries to be good.

Executive Officers of the Registrant

     Information regarding executive officers is contained in Item 10 of Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

     The Company owns the office building which houses the principal place of business of the Company, which is located at 135 N. Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 11,742 is currently leased to others. Of the Subsidiary Banks' other 130 main offices and branch facilities, 85 are located in buildings owned by the Subsidiary Banks and 45 are located in leased facilities.

Item 3.  Legal Proceedings

     The Company and the Subsidiary Banks are, from time to time, parties to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against the Company or any of the Subsidiary Banks which, if determined adversely, would have a material adverse effect on the business or financial position of the Company, any of the Subsidiary Banks or any other subsidiary.

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

Item 6.  Selected Financial Data

     The information required by this item is incorporated herein by reference to "Selected Consolidated and Other Financial Data" included in the 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" included in the 1997 Annual Report to Shareholders.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis-Interest Rate Risk Management" included in the 1997 annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements, included in the 1997 Annual Report to Shareholders, and quarterly consolidated financial data, included in the 1997 Annual Report to Shareholders, are incorporated herein by reference.

         Consolidated Balance Sheets - December 31, 1997 and 1996
         Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995
         Consolidated  Statements  of  Changes  in  Stockholders' Equity - Years
           Ended December 31, 1997, 1996, and 1995
         Consolidated Statements of Cash Flows - Years Ended  December 31, 1997,
           1996 and 1995
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
         Quarterly Condensed Financial Data (Unaudited)

Item 9. Changes  in  and   Disagreements  with  Accountants  on  Accounting  and
        Financial Disclosure

                  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company, their ages, and positions with the Company and the Subsidiary Banks and the Company's other subsidiaries as of December 31, 1997, are set forth below.

         Name                               Age              Position with the Company and its Subsidiaries
         ----                               ---              -----------------------------------------------
James F. Dierberg...................        60              Chairman of the Board of Directors,  President and Chief
                                                            Executive Officer of the Company  and  FBA;  Director of
                                                            CCB and Sundowner Corporation (a wholly owned subsidiary
                                                            of FBA); and Trustee of First Preferred Capital Trust.

Allen H. Blake......................        55              Executive   Vice  President,  Chief  Financial  Officer,
                                                            Secretary  and Director of  the Company;  Secretary  and
                                                            Director   of  First   Bank;   Vice   President,   Chief
                                                            Financial   Officer,  Secretary  and  Director  of  FBA;
                                                            Director of  Sundowner  Corporation;  Vice President and
                                                            Assistant  Secretary  of  FB&T  and FB  California;  and
                                                            Trustee of First Preferred Capital Trust.

Donald Gunn, Jr.....................        62              Director of the Company.

George J. Markos....................        49              Director of the Company.

Thomas A. Bangert...................        54              Senior Vice President and  Chief  Operations  Officer of
                                                            the Company;  and Executive  Vice President and Director
                                                            of First Bank.

Laurence J. Brost...................        41              Senior Vice  President  and  Controller  of the Company;
                                                            Vice  President,  Chief  Accounting   Officer  of  First
                                                            Bank; and Trustee of First  Preferred Capital Trust.

John A. Schreiber...................        47              Executive Vice  President and  Chief Lending  Officer of
                                                            the Company;  and  Chairman  of the Board of  Directors,
                                                            President and Chief Executive Officer of First Bank.

Mark T. Turkcan ....................        42              Executive Vice President,  Retail  and Mortgage  Banking
                                                            of the Company; and Director of First Bank and FBA.

Donald W. Williams..................        50              Executive  Vice  President  and Chief Credit  Officer of
                                                            the  Company;  Senior  Vice  President  and  Director of
                                                            First  Bank;   Director   of  FBA  and  BankTEXAS;   and
                                                            Chairman of the Board of  Directors and Chief  Executive
                                                            Officer of CCB, FB&T and FB California.

     James F. Dierberg is the Chairman of the Board and Chief Executive Officer of the Company; positions he has held since 1988. He has also served as a Director of the Company since 1979. Mr. Dierberg was President of the Company from 1979 until February 1992; he was re-appointed President in April 1994 and continues to serve in that capacity. Mr. Dierberg was appointed Chairman of the Board, President and Chief Executive Officer of FBA in September 1994. Mr. Dierberg has served in various capacities with other bank holding companies and banks owned or controlled by him or members of his family since 1957. In addition, Mr. Dierberg serves as a trustee of First Preferred Capital Trust.

     Allen H. Blake has been an Executive Vice President of the Company since April 18, 1996. Mr. Blake joined the Company as Vice President and Chief
Financial Officer in 1984, and in 1988 he was appointed as Secretary and a Director of the Company. In addition, Mr. Blake has served as Chief Financial Officer, Secretary and Director of FBA since September 1994 and as a trustee of First Preferred Capital Trust.

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

     Thomas A. Bangert is Senior Vice President and Chief Operations Officer of the Company, Executive Vice President and Director of First Bank, positions he assumed on January 1, 1990. Mr. Bangert is also a Director of First Land Trustee Corporation, a position he assumed during 1997.

     Laurence J. Brost has been Senior Vice President and Controller of the Company since October 21, 1997. Mr. Brost assumed the position of Vice President and Controller of the Company in 1990. Mr. Brost also serves as a trustee of First Preferred Capital Trust.

     John A. Schreiber is Executive Vice President and Chief Lending Officer of the Company and President and a Director of First Bank, positions he assumed in April 1996 and September 1992, respectively. In May 1994, he became Chairman of First Bank. He was previously Senior Vice President at Mercantile Bank of St. Louis, N.A., a position he had held since 1989, where he was responsible for commercial lending and operating services to St.
Louis-based companies.

     Mark T. Turkcan is Executive Vice President, Retail and Mortgage Banking of the Company, positions he assumed in April 1996. Mr. Turkcan has been employed in various executive capacities since 1985. Mr. Turkcan is also a Director of First Bank and FBA, positions he has held since April 1994 and August 1994, respectively.

     Donald W. Williams is an Executive Vice President and Chief Credit Officer of the Company and a Senior Vice President and Director of First Bank, positions he assumed in March 1993. Mr. Williams also serves as a Director of FBA and BankTEXAS and Chairman of the Board of Directors and Chief Executive Officer of CCB, FB&T and FB California. He was previously Senior Vice President at Mercantile Bank of St. Louis, N.A., a position he had held since 1989, where he was responsible for credit approval.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, no director, executive officer or shareholder of the Company, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1997 or prior years.

Item 11.  Executive Compensation


     The following table sets forth the compensation for the named executive officers for the last three years.


                                            SUMMARY COMPENSATION TABLE

                                                                                All Other
  Name and Principal Positions           Year                  Salary             Bonus         Compensation (1)
  ----------------------------           ----                  ------           --------        ----------------
James F. Dierberg
Chairman of the Board of                 1997                 $ 492,000          $      0          $  4,750
Directors, President and                 1996                   492,000                 0             4,750
Chief Executive Officer                  1995                   492,000                 0             4,500

Donald W. Williams                       1997                 $ 166,250          $ 40,000          $  4,750
Executive Vice President                 1996                   155,000            30,000             4,750
                                         1995                   138,750            26,000             4,260

John A. Schreiber                        1997                 $ 166,250          $ 30,000          $  4,750
Executive Vice President                 1996                   155,000            20,000             4,750
                                         1995                   138,750            25,000             4,260

Allen H. Blake                           1997                 $ 147,500          $ 30,000          $  4,750
Executive Vice President and             1996                   140,000            30,000             4,750
Chief Financial Officer                  1995                   128,750            30,000             4,260

Mark T. Turkcan                          1997                 $ 133,750          $ 15,000          $  4,012
Executive Vice President                 1996                   130,000            10,000             4,088
                                         1995                   113,750            25,000             4,163

-------------------
(1)  All  other   compensation   reported   represents   First  Banks'  matching
contributions to the 401(k) Plan for the year indicated.

Employment Agreements

     Messrs. Schreiber and Williams are parties to employment agreements with the Company and First Bank. In most respects, the two contracts are identical. The term of each contract is one year, and each is automatically renewable for additional one-year periods. As part of the annual renewal process, the base salary payable under each employment agreement is reviewed and may be adjusted at the discretion of the Board of Directors of the Company. The base salary paid to each of Messrs. Schreiber and Williams pursuant to their respective employment agreements is set forth in the salary column of the Summary Compensation Table.

     Both employment contracts provide for a bonus of up to twenty percent (20%) of the employee's annual base salary, with the exact percentage to be determined by the Chairman of the Board of the Company if the employee meets the criteria set by the Company and First Bank at the beginning of each contract year. Each annual bonus is payable within ninety (90) days after the close of the year to which it relates. In addition, each employee is entitled to participate in the 401(k) Plan, the Company's health insurance plan and in such other additional benefit plans which the Company may adopt for its employees.

     Under the terms of the employment contracts, if either Mr. Schreiber or Mr. Williams terminated for a reason other than retirement, death, "disability" or for "cause," as those terms are defined in the employment agreements, or are terminated due to a change in control of the Company, each such individual will be entitled to receive two years base salary. Should either Mr. Schreiber or Mr. Williams voluntarily terminate employment with the Company and First Bank, he would be entitled to receive the balance of his base salary for that year or a minimum of six months salary, provided that neither would be permitted to accept a position with any bank or trust company for the duration of that year. Finally, in the event of the death of either Mr. Schreiber or Mr. Williams, their respective employment agreements provide that their widows would be entitled to receive compensation that would have been payable to the employee during the month of his death, and his monthly salary for the twelve month period following the date of his death.

Compensation of Directors

     Only those directors who are not employees of the Company or any of its subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently only Messrs. Donald Gunn and George Markos) receive a retainer of $1,000 per quarter and a fee of $500 per Board meeting attended. No directors are compensated for attendance at Audit Committee meetings, which is the only committee of the Board of Directors.

     In  addition to Board  meeting  fees,  during  1997,  the Company  paid Mr.
Markos, directly and indirectly, consulting fees in the amount of $1,500 exclusive of reimbursement for his travel expenses. It is anticipated Mr. Markos will continue to provide consulting services to the Company during the current fiscal year.

     During 1997, the Company paid $33,160 in legal fees to a law firm of which Mr. Donald Gunn, one of the Company's directors, is a shareholder. It is anticipated Mr. Gunn's law firm will continue to provide legal services to the Company during the current fiscal year.

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

     Certain of the executive officers and directors of the Company serve as executive officers and directors of certain of the Subsidiary Banks.

     The Company believes these relationships are typical of bank holding companies in general and that they do not constitute "insider participation" as set forth in the executive compensation disclosure rules promulgated by the Securities and Exchange Commission. The salaries and bonuses paid to these individuals for their services to the Company and its Subsidiary Banks are established  in their  entirety by the Board of Directors  of the  Company.  The
Boards  of  Directors  of  the  Subsidiary  Banks  do  not  participate  in  the deliberations of the Company's Board of Directors with respect to the compensation paid to these individuals.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the entire ownership of all classes of voting capital stock of the Company issued and outstanding.

                                                                                                       Percent of
                                                                         Number of                        Total
                    Title of Class                                        Shares           Percent       Voting
                   and Name of Owner                                       Owned          of Class        Power
                   -----------------                                       -----          --------        -----

  Common Stock ($250 par value)
     James F. Dierberg II, Family Trust (1)..........................   7,714.677(2)       32.605%          *
     Michael J. Dierberg, Family Trust (1)...........................   4,255.319(2)       17.985%          *
     Ellen C. Dierberg, Trustees, Family Trust (1)...................   7,714.676(2)       32.605%          *
     Michael J. Dierberg and Mary W. Dierberg,
        Trustees under living trust of Michael J. Dierberg (1).......   3,459.358(2)       14.621%          *
     First Trust (Mary W. Dierberg and First Bank
        Trustees)....................................................     516.830(3)        2.184%          *
  Class A Convertible Adjustable Rate Preferred Stock
  ($20 par value)
     James F. Dierberg, trustee of the James F. Dierberg
        living trust (1).............................................     641,082(4)(5)       100%         77.7%
  Class B Non-Convertible Adjustable Rate Preferred Stock
  ($1.50 par value)
     James F. Dierberg, trustee of the James F. Dierberg
        living trust (1).............................................     160,505(5)          100%         19.4%

----------------------------------
 *       Represent less than 1.0%.
(1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 N. Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael James Dierberg and Miss Ellen C. Dierberg are their children.
(2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over the Company's common stock.
(3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
(4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 1997, is 1,645, which shares are not included in the above table.
(5)      Sole voting and investment power.

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

     The following table sets forth, as of December 31, 1997, the shares of the Company's non-voting Preferred Securities owned by the Company's Directors, executive officers, including those named in the Summary Compensation Table, and all Directors and executive officers as a group. The Company has no knowledge of any person or entity who beneficially owns more than five percent (5.0%) of the Preferred Securities.

                                               Number of Preferred Securities
                                                   Shares Beneficially Owned
          Beneficial Owners                       as of December 31, 1997(1)             Percent of Class
          -----------------                       -----------------------                ----------------

  James F. Dierberg.............................               -0-                              *
  Allen H. Blake................................            1,280                               *
  Donald Gunn, Jr...............................               -0-                              *
  George Markos.................................               -0-                              *
  Donald W. Williams............................               -0-                              *
  John A. Schreiber.............................               -0-                              *
  Mark T. Turkcan...............................               -0-                              *
Directors and Executive
    Officers as a Group (9 persons).............            1,280                               *

---------------------------
*        Represents less than 1.0%
(1) Beneficial ownership of shares, as determined in accordance with applicable rules of the Securities and Exchange Commission, includes shares as to which a person directly or indirectly has or shares voting power or investment power or both.

Item 13.  Certain Relationships and Related Transactions

     Directors and executive officers of the Company, and some of the corporations and firms in which one of the directors is a majority owner, have been customers of the Subsidiary Banks in the ordinary course of business, or have been indebted to the Subsidiary Banks for loans of $60,000 or more, and it is anticipated that some of these persons, corporations and firms will continue to be customers of and indebted to the Subsidiary Banks on a similar basis in the future. All loans extended to such persons, corporations and firms since the beginning of the last full fiscal year were made in the ordinary course of business, none involved more than normal risk of collectibility or presented other unfavorable features, and all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable bank transactions with unaffiliated persons. At December 31, 1997, the Subsidiary Banks had no loans outstanding to such persons.

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

     During 1997, 1996 and 1995, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $214,000, $326,000 and $192,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently being ceded to an unaffiliated third-party insurer. In addition, for the years ended December 31, 1997, 1996 and 1995, First Securities America, Inc., doing business as First Banc Insurors, received approximately $206,000, $231,000 and $196,000, respectively, in commissions or insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from the unaffiliated, third-party insurors to which First Banc Insurors placed such policies. First Banc Insurors received an additional $136,000 and $999,000 in annuity sales commissions for the years ended December 31, 1996 and 1995, respectively. In addition, First Brokerage L.P. received approximately $707,000 and $822,000 for the years ended December 31, 1997 and 1996, respectively, in commissions and lease payments in connection with annuities and securities and other insurance product sales services provided to certain customers of the Subsidiary Banks. Commissions received by First Banc Insurors and First Brokerage L.P. in connection with the purchase and/or sale of such annuities and securities were paid by an unaffiliated, third-party company. First Securities America, Inc. and First Brokerage L.P. are owned by a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions First Banc Insurors earned to be comparable to those which would have been earned by an unaffiliated third-party agent.

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing services and operational support for First Banks and its subsidiaries. Fees paid under the agreement to First Services L.P. were $6.4 million, $3.2 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, First Services, L.P. paid First Banks $1.1 million in rental fees for the use of data processing and other equipment owned by First Banks.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

                  1. Financial Statements: The Financial Statements listed under Item 8 to this Report are set forth at pages 34 through 38, and the Notes to Consolidated Financial Statements are set forth at pages 39 through 58, of the 1997 Annual Report to Shareholders (See Exhibit 13 under Paragraph (a)3 of this Item 14).

                  2.       Financial Statement Schedules:  None

                  3. Exhibits: See the Exhibit Index at pages 23 through 24 of this Report. The following exhibits listed in the Exhibit Index are filed with this Report:

                           Exhibit 10.8     Service   Agreement  by and between
                                            First  Services, L.P. and First Bank
                                            dated April 1, 1997.

                           Exhibit 10.9 Service Agreement by and between First Services, L.P. and First Bank & Trust dated April 1, 1997.

                           Exhibit 10.10    Service   Agreement  by and  between
                                            First  Services  L.P. and  BankTEXAS
                                            dated April 1, 1997.

                           Exhibit 10.11 Service Agreement by and between First Services L.P. and SunriseBank dated April 1, 1997.

                           Exhibit 13.1     1997 Annual Report to  Shareholders.
                                            The    1997   Annual    Report   to
                                            Shareholders is being  filed  as  an
                                            Exhibit  solely  for the  purpose of
                                            incorporating   certain   provisions
                                            thereof by  reference.  Portions  of
                                            the  Annual  Report to  Shareholders
                                            not  specifically   incorporated  by
                                            reference are not deemed "filed" for
                                            the   purposes  of  the   Securities
                                            Exchange Act of 1934, as amended.

                           Exhibit 21.1     Subsidiaries of the Registrant.

         (b) Reports on Form 8-K during the quarter ended December 31, 1997:

                           None.

         (c) See the Exhibit Index attached hereto.

                           Management Contracts and Compensatory Plans -- The following exhibits listed in the Exhibit Index are identified below in response to Item 14(a)-3 of Form 10-K:

                           Exhibit 10.4 Employment Agreement by and among the Company, First Bank and John A. Schreiber, dated September 21, 1992.

                           Exhibit 10.5 Employment Agreement by and among the Company, First Bank and Donald W. Williams, dated March 22, 1993.

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




                                 By: /s/ Laurence J. Brost
                                 -------------------------
                                 Laurence J. Brost
                                 Senior Vice President and Controller
                                   (Principal Accounting Officer)

Date:  March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


   Signature and Title                                   Date
   -------------------                                   ----



/s/ James F. Dierberg                                March 26, 1998
-------------------------
James F. Dierberg
Chairman of the Board of Directors, President
     and Chief Executive Officer

Signature and Title                                      Date
-------------------                                      ----




/s/ Allen H. Blake                                   March 26, 1998
---------------------------
Allen H. Blake
Executive Vice President,
     Chief Financial Officer,
     Secretary and Director



/s/ Donald Gunn, Jr.                                 March 26, 1998
-------------------
Donald Gunn, Jr.
Director


/s/ George Markos                                    March 26, 1998
-------------------
George Markos
Director

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

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No.2 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated September 15,
       1992).

4.1    Reference   is   made   to  Article  III  of   the   Company's
       Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed herewith).

4.2 The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long term debt of the Company and its subsidiaries.

4.3    Agreement  As  To   Expenses  and   Liabilities  (incorporated
       herein by reference to Exhibit 4(a) to the Company' Report on Form 10-Q for the quarter ended March 31, 1997).

4.4 Preferred Securities Guarantee Agreement (incorporated herein by reference to Exhibit (4(b) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

4.5 Indenture (incorporated herein by reference to Exhibit 4(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

4.6 Amended and Restated Trust Agreement (incorporated herein by reference to Exhibit 4(d) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

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

10.4 Employment Agreement by and among the Company, First Bank and John A. Schreiber, dated September 21, 1992 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.5 Employment Agreement by and among the Company, First Bank and Donald W. Williams dated March 22, 1993 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.6 $90,000,000 Secured Credit Agreement, dated as of July 18, 1996 among the Company, The Boatmen's National Bank of St. Louis, Harris Trust and Savings Bank, Norwest Bank of Minnesota, National Association, American National Bank and Trust Company, The Frost National Bank and The Boatmen's National Bank of St. Louis, as Agent.

10.7 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS, dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.8 Service Agreement by and between First Services, L.P. and First Bank dated April 1, 1997.

10.9 Service Agreement by and between First Services, L.P. and First Bank & Trust dated April 1, 1997.

10.10 Service Agreement by and between First Services L. P. and BankTEXAS dated April 1, 1997.

10.11 Service Agreement by and between First Services L.P. and Sunrise Bank dated April 1, 1997.

13.1   The Company's 1997 Annual Report to Shareholders.

21.1   Subsidiaries of the Company.

27.1   Financial Data Schedule (EDGAR only).

                        EXHIBIT 10.8

                      SERVICE AGREEMENT

         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and First Bank (MO), a banking institution duly organized and existing by virtue of the laws of the State of Missouri.

     WHEREAS, FIRST BANK (MO) and FIRSTSERV, INC. entered into a Service Agreement dated May l, l992; and

     WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

     WHEREAS, FIRST SERVICES, L.P. and FIRST BANK (MO) desire to amend and restate said Service Agreement in its entirety.

     NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated May l, l992, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

         (A) First Services, L.P. shall furnish First Bank (MO) data processing and item processing services selected by First Bank
                  (MO) from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

         (B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Bank (MO) personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Bank's (MO) data from its present processing company to First Services, L.P.

         (C) First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).

         (D)      First  Services,  L.P.  shall upon request act as First Bank's
                  (MO) designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank (MO) for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

         (E) Processing priorities will be determined by mutual agreement of the parties hereto.

         (F)      In addition, First Services, L.P. acknowledges that First Bank
                  (MO) acts as a correspondent bank to certain Affiliate Banks and that as part of its duties hereunder First Services, L.P. will be performing certain services for First Bank (MO) which are necessary because of its status as a correspondent bank.


III.     TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Bank (MO) to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

         (A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.
         (B)      Standard  Fees shall be invoiced  no later than the  fifteenth
                  (15th) of each month for the then current month. Terms of payment shall be net cash.

         (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

         (D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank's (MO) behalf which are to be billed to First Bank (MO) without mark-up.

         (E)      The  fees  listed   from  the   Product  and  Price   Schedule
                  (Attachment 1) do not include and First Bank (MO) is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, First Bank's (MO) site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank (MO) has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

         (F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank's (MO) request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

         (G) First Services L.P.'s Price Schedule for First Bank (MO) shall allow for a discount from the Schedule of Fees (Attachment 1) in return for the use by First Services, L.P. of certain of First Bank's (MO) computer hardware, software and equipment. The monthly discount is determined by adding the monthly depreciation of the assets used and a reasonable cost of funds factor, said cost of funds factor may be changed from time to time with the written consent of the parties hereto.


VI.      CLIENT OBLIGATIONS

         (A) First Bank (MO) shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Bank (MO) has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank (MO) will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If First Bank (MO) has elected to provide such items itself, First Services, L.P. shall provide First Bank (MO) with a list of compatible equipment and software.

         (B) First Bank (MO) shall designate appropriate First Bank (MO) personnel for training in the use of the First Services, L.P. System, shall allow First Services, L.P. access to First Bank's (MO) site during normal business hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

         (C) First Bank (MO) shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank (MO) shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

         (D) First Bank (MO) shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.


VII.     GENERAL ADMINISTRATION

                  First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Bank (MO). First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide First Bank (MO) at least sixty (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

         (A) First Services, L.P. shall treat all information and data relating to First Bank (MO) business provided to First Services, L.P. by First Bank (MO), or information relating to First Bank's (MO) customers, as confidential and shall safe-guard First Bank's (MO) information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank (MO) agree that master and transaction data files are owned by and constitute property of First Bank (MO). First Bank (MO) data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank's (MO) premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank's (MO) records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.


IX.               FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

         (A) First Bank (MO) shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of First Bank (MO). First Bank (MO) obligations under this Section IX shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank (MO) agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.


X.       WARRANTIES

         First Services, L.P. will accurately process First Bank's (MO) work provided that First Bank (MO) supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Bank's (MO) work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Bank (MO).

XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK'S (MO) USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK (MO) RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK (MO) TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR
         SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.


XII.     PERFORMANCE STANDARDS

         (A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period") Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis.
                  Downtime  may   be   caused  by  o perator   error,  hardware
                  malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

         (B) Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and First Bank (MO) have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify First Bank (MO) of overdraft, NSF or return items. A significant error is one which impairs First Bank's (MO) ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank (MO) reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and withou error.

         (C) Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank's (MO)error or omission, First Bank (MO) sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, First Bank (MO) shall notify First Services, L.P. ofits intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank (MO) promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Bank (MO) may terminate this Agreement and First Services, L.P. shall cooperate with First Bank (MO) to achieve an orderly transition to First Bank's
                  (MO) replacement processing system. First Bank (MO) may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five
                  (5) measurement periods during the term of this agreement. During the period of transition, First Bank (MO) shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank (MO) for services relating t First Bank's (MO) deconversion.

         (D) Audit - First Bank (MO) shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank (MO).


XIII.    DISASTER RECOVERY

         (A)      A Disaster   shall  mean  any  unplanned  interruption of the
                  operations of or  inaccessibility to the First Services,  L.P.
                  data   center   which   appears   in   First Services, L.P.'s
                  reasonable judgement to  require   relocation   of processing
                  to an alternative site. First Services, L.P. shall notify First Bank (MO) as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Bank's (MO) standard on-line services to an alternative processing center as expeditiously as
                  possible. First Bank (MO) shall  maintain   adequate  records
                  of   all  transactions   during   the   period  of    service
                  interruption  and shall have personnel  available to   assist
                  First Services L.P.,   Inc. in  implementing  the switch over
                  to  the  alternative  processing   site.  During a  disaster,
                  optional  or on-request services  shall be provided  by First
                  Services,  L.P. only  to   the extent that  there is adequate
                  capacity at the alternate center and only after stabilizing the provision of base on-line services. (B) First Services, L.P. shall work with First Bank (MO) to establish a plan
                  for  alternative   data   communications   in  the event of a
                  disaster. First Bank (MO) shall be responsible for furnishing
                  any additional  communications  equipment and   data    lines
                  required under the adopted plan.

         (C) First Services, L.P. shall test its Disaster Recovery Services Plan by conducting one annual test. First Bank (MO) agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank's
                  (MO) regulators, internal and external auditors, and (upon request) to First Bank's (MO) insurance underwriters.

         (D) First Bank (MO) understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank (MO) maintains responsibility for adopting a disaster recovery plan relating to disasters affecting First Bank's (MO) facilities and for securing business interruption insurance or other insurance as necessary to properly protect First Bank's (MO) revenues in the event of a disaster.


XIV.     DEFAULT

         (A) In the event that First Bank (MO) is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank (MO) in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
         (B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank (MO) such copies of First Bank's (MO) data files as First Bank (MO) may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Bank (MO) to deconvert from the First Services, L.P. system. First Bank (MO) shall reimburse First
                  Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.


XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. First Bank (MO) shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.


XVI.     GENERAL

         (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Bank (MO) and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Bank (MO). Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

         (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

         (C)      First   Services,  L. P.  agrees  that  the Office  of Thrift
                  Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867
                  (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank's (MO) charter and shall, if applicable, provide the O.T.S. DistrictDirector of the district in which the data processing center is located and
                  other state and  federal  agencies  with  a  copy  of   First
                  Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

         (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor- tation.

         (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

                     First Services, L.P.         First Bank (MO)
                     #l First Missouri Center     11901 Olive Blvd.
                     St. Louis, Missouri 63l4l    Creve Coeur, Missouri 63l4l

         (F) The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.

         (G) Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

         (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

         (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


First Bank (MO)                                    First Services, L.P.
11901 Olive Boulevard                              One First Missouri Center
Creve Coeur, Missouri 63141                        St. Louis, Missouri  63141



BY: /s/ John A. Schreiber                         BY: /s/Thomas A. Bangert
-------------------------                         ------------------------
  John A. Schreiber                                  Thomas A. Bangert
 President                                           President

                                  Attachment 1
                     First Bank - Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                            Accounts
                                    DDA                     per account               $0.50
                                    Savings                 per account               $0.50
                                    Time                    per account               $0.50
                                    Loans                   per account               $0.50
                            Transactions                    each                      $0.01
                            Terminal Management             each                      $5.00
                            Branch Data Connection          each                     $500.00
                            ATM Management                  each                     $200.00
                            Telephone Switch Mgmt           each                     $750.00
                            Other Services                  per application          $100.00

              ITEM PROCESSING

                            Proof                           each                      $0.020
                            POD And EFT                     each                      $0.009
                            Inclearing and Transmission     each                      $0.009
                                     DDA                    per account               $0.250
                                     Savings                per account               $0.050
                                     Time                   per account               $0.100

                            Lockbox                         each                      $0.020
                            Branch Courier Route            each, per month           $17.00
                            Mail Services                   per month                $200.00

              DEPOSIT SERVICES
                            Customer Accounts               per account                $0.30


Included in Above:
              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)


                                  EXHIBIT 10.9

                                SERVICE AGREEMENT

         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and First Bank & Trust, a banking institution duly organized and existing by virtue of the laws of the State of California.

     WHEREAS, FIRST BANK & TRUST and FIRSTSERV, INC. entered into a Service Agreement dated December 8, 1995, as amended; and

     WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

     WHEREAS, FIRST SERVICES, L.P. and FIRST BANK & TRUST desire to amend and restate said Service Agreement in its entirety.

     NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

     The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated December 8, 1995, as amended, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

         (A) First Services, L.P. shall furnish First Bank & Trust data processing and item processing services selected by First Bank & Trust from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

         (B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Bank & Trust personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Bank & Trust's data from its present processing company to First Services, L.P.

         (C) First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).

         (D) First Services, L.P. shall upon request act as First Bank & Trust's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank & Trust for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

         (E) Processing priorities will be determined by mutual agreement of the parties hereto.


III.     TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Bank & Trust to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

         (A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.

         (B)      Standard  Fees shall be invoiced  no later than the  fifteenth
                  (15th) of each month for the then current month. Terms of payment shall be net cash.
         (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

         (D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank & Trust's behalf which are to be billed to First Bank & Trust without mark-up.

         (E) The fees listed from the Product and Price Schedule (Attachment 1) do not include and First Bank & Trust is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, First Bank & Trust's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank & Trust has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

         (F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank & Trust's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

VI.      CLIENT OBLIGATIONS

         (A) First Bank & Trust shall be solely responsible for the input, transmission or delivery of all information and data required
                  by First  Services,  L.P. to  perform  the   services  except
                  where First Bank & Trust has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank & Trust will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If First Bank & Trust has elected to provide such items itself, First Services, L.P. shall provide First Bank & Trust with a list of compatible equipment and software.

         (B) First Bank & Trust shall designate appropriate First Bank & Trust personnel for training in the use of the First Services, L.P. System, shall allow First Services, L.P. access to First Bank & Trust's site during normal business hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

         (C) First Bank & Trust shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank & Trust shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

         (D) First Bank & Trust shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.


VII.     GENERAL ADMINISTRATION

                  First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Bank & Trust. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide First Bank & Trust at least sixty
         (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

         (A) First Services, L.P. shall treat all informatio and data relating to First Bank & Trust business provided to First Services, L.P. by First Bank & Trust, or information relating to First Bank & Trust's customers, as confidential and shall safeguard First Bank & Trust's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank & Trust agree that master and transaction data files are owned by and constitute property of First Bank & Trust. First Bank & Trust's data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank & Trust's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank & Trust's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.

IX.      FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

         (A) First Bank & Trust shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of First Bank & Trust. First Bank & Trust's obligations under this Section IX shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank & Trust agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.


X.       WARRANTIES

         First Services, L.P. will accurately process First Bank & Trust's work provided that First Bank & Trust supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Bank & Trust's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Bank & Trust.


XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK & TRUST'S USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK & TRUST RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK & TRUST TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.


XII.     PERFORMANCE STANDARDS

         (A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

         (B)      Report  Availability - First  Services,  L.P.'s   standard  of
                  performance  for report  availability   shall be that, over a
                  three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and First Bank & Trust have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify First Bank & Trust of overdraft, NSF or return items. A significant error is one which impairs
                  First Bank & Trust's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank & Trust reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

         (C) Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank & Trust's error or omission, First Bank & Trust's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any
                  Performance  Standards,  alone  or  in combination,   for the
                  prescribed measurement period, First Bank & Trust shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank & Trust promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Bank & Trust may terminate this Agreement and First Services, L.P. shall cooperate with First Bank & Trust to achieve an orderly transition to First Bank & Trust's replacement processing system. First Bank & Trust may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Bank & Trust shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank & Trust for services relating to First Bank & Trust's deconversion.

         (D) Audit - First Bank & Trust shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank & Trust.


XIII.    DISASTER RECOVERY

         (A) A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.s reasonable judgement to require relocation of processing to an alternative site. First Services, L.P. shall notify First Bank & Trust as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Bank & Trust's standard on-line services to an alternative processing center as expeditiously as possible. First Bank & Trust shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services L.P., Inc.in implementing the switch over to the alternative processing site. During a disaster, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

         (B) First Services, L.P. shall work with First Bank & Trust to establish a plan for alternative data communications in the event of a disaster. First Bank & Trust shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

         (C) First Services, L.P. shall test its Disaster Recovery Services Plan by conducting one annual test. First Bank & Trust agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank & Trust's regulators, internal and external auditors, and (upon request) to First Bank & Trust's insurance underwriters.

         (D) First Bank & Trust understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank & Trust maintains responsibility for adopting a disaster recovery plan relating to disasters affecting First Bank & Trust's facilities and for securing business interruption insurance or other insurance as necessary to properly protect First Bank & Trust's revenues in the event of a disaster.


XIV.     DEFAULT

         (A) In the event that First Bank & Trust is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank & Trust in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

         (B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank & Trust such copies of First Bank & Trust's data files as First Bank & Trust may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Bank & Trust to deconvert from the First Services, L.P. system. First Bank & Trust shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. First Bank & Trust shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.


XVI.     GENERAL

         (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Bank & Trust and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Bank & Trust. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

         (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

         (C) First Services, L.P. agrees that the Office of Thrift Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867
                  (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank & Trusts's charter and shall, if applicable, provide the O.T.S. District Director of the district in which the data processing center is located and other state and federal agencies with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

         (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor- tation.

         (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

                   First Services, L.P.               First Bank & Trust
                   #l First Missouri Center           2400 Michelson Drive
                   St. Louis, Missouri 63l4l          Irvine, California 92714

         (F) The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.

         (G) Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

         (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

         (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


First Bank & Trust                                   First Services, L.P.
2400 Michelson Drive                                 One First Missouri Center
Irvine, California 92714                             St. Louis, Missouri  63141



BY:/s/ Fred D. Jensen                                BY:/s/ Thomas A. Bangert
---------------------                                ------------------------
     Fred D. Jensen                                         Thomas A. Bangert
     President                                              President



                                  Attachment 1
                 First Bank & Trust- Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                            Accounts
                                    DDA                     per account               $0.50
                                    Savings                 per account               $0.50
                                    Time                    per account               $0.50
                                    Loans                   per account               $0.50
                            Transactions                    each                      $0.01
                            Terminal Management             each                      $5.00
                            Branch Data Connection          each                     $500.00
                            ATM Management                  each                     $200.00
                            Telephone Switch Mgmt           each                     $750.00
                            Other Services                  per application          $100.00

              ITEM PROCESSING

                            Proof                           each                      $0.020
                            POD And EFT                     each                      $0.009
                            Inclearing and Transmission     each                      $0.009
                                     DDA                    per account               $0.250
                                     Savings                per account               $0.050
                                     Time                   per account               $0.100

                            Lockbox                         each                      $0.020
                            Branch Courier Route            each, per month           $17.00
                            Mail Services                   per month                $200.00

              DEPOSIT SERVICES
                            Customer Accounts               per account            $5,000.00


Included in Above:
              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)


                                  EXHIBIT 10.10
                                SERVICE AGREEMENT



         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and BankTEXAS N.A., a banking institution duly organized and existing by virtue of the laws of the United State.

          WHEREAS,   BankTEXAS  and  FIRSTSERV,  INC.  entered  into  a  Service
Agreement dated December 8, 1995, as amended; and

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and BankTEXAS desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated December 8, 1995, as amended, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

(A) First Services, L.P. shall furnish BankTEXAS data processing and item processing services selected by BankTEXAS from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

(B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of BankTEXAS personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of BankTEXAS's data from its present processing company to First Services, L.P.

(C) First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment
          1).

(D) First Services, L.P. shall upon request act as BankTEXAS's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill BankTEXAS for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

                  (E)  Processing   priorities  will  be  determined  by  mutual
agreement of the parties hereto.


III.              TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow BankTEXAS to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

(A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.

(B) Standard Fees shall be invoiced no later than the fifteenth (15th) of each month for the then current month. Terms of payment shall be net cash. (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

(D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on BankTEXAS's behalf which are to be billed to BankTEXAS without mark-up.

(E) The fees listed from the Product and Price Schedule (Attachment 1) do not include and BankTEXAS is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, BankTEXAS's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where BankTEXAS has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

(F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon BankTEXAS's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.


VI.      CLIENT OBLIGATIONS

(A) BankTEXAS shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where BankTEXAS has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. BankTEXAS will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If BankTEXAS has elected to provide such items itself, First Services, L.P. shall provide BankTEXAS with a list of compatible equipment and software.

(B) BankTEXAS shall designate appropriate BankTEXAS personnel for training in the use of the First Services, L.P. System, shall allow First Services, L.P. access to BankTEXAS's site during normal business hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

(C) BankTEXAS shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. BankTEXAS shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

(D)       BankTEXAS  shall  furnish,  or if First  Services,  L.P.  agrees to so
          furnish,   reimburse  First  Services,   L.P.  for  courier   services
          applicable to the services requested.


VII.     GENERAL ADMINISTRATION

          First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to BankTEXAS. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide BankTEXAS at least sixty (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

(A) First Services, L.P. shall treat all information and data relating to BankTEXAS business provided to First Services, L.P. by BankTEXAS, or information relating to BankTEXAS's customers, as confidential and shall safeguard BankTEXAS's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and BankTEXAS agree that master and transaction data files are owned by and constitute property of BankTEXAS. BankTEXAS's data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on BankTEXAS's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

(B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce BankTEXAS's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.



IX.      FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

(A) BankTEXAS shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of BankTEXAS. BankTEXAS's obligations under this Section IX shall survive the termination or expiration of this Agreement.

(B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. BankTEXAS agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.


X.       WARRANTIES

         First Services, L.P. will accurately process BankTEXAS's work provided that BankTEXAS supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of BankTEXAS's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to BankTEXAS.


XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM BANKTEXAS'S USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY BANKTEXAS RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY BANKTEXAS TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.


XII.              PERFORMANCE STANDARDS

(A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

(B) Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and BankTEXAS have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify BankTEXAS of overdraft, NSF or return items. A significant error is one which impairs BankTEXAS's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of BankTEXAS reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

(C) Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of BankTEXAS's error or omission, BankTEXAS's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, BankTEXAS shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise BankTEXAS promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, BankTEXAS may terminate this Agreement and First Services, L.P. shall cooperate with BankTEXAS to achieve an orderly transition to BankTEXAS's replacement processing system. BankTEXAS may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, BankTEXAS shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge BankTEXAS for services relating to BankTEXAS's deconversion.

                  (D) Audit - BankTEXAS shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to BankTEXAS.


XIII.    DISASTER RECOVERY

(A) A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgement to require relocation of processing to an alternative site. First Services, L.P. shall notify BankTEXAS as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of BankTEXAS's standard on-line services to an alternative processing center as expeditiously as possible. BankTEXAS shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services L.P., Inc. in implementing the switch over to the alternative processing site. During a disaster, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

(B) First Services, L.P. shall work with BankTEXAS to establish a plan for alternative data communications in the event of a disaster. BankTEXAS shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

(C) First Services, L.P. shall test its Disaster Recovery Services Plan by conducting one annual test. BankTEXAS agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to BankTEXAS's regulators, internal and external auditors, and (upon request) to BankTEXAS's insurance underwriters.

(D) BankTEXAS understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. BankTEXAS maintains responsibility for adopting a disaster recovery plan relating to disasters affecting BankTEXAS's facilities and for securing business interruption insurance or other insurance as necessary to properly protect BankTEXAS's revenues in the event of a disaster.

XIV.     DEFAULT

(A) In the event that BankTEXAS is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or BankTEXAS in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

(B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to BankTEXAS such copies of BankTEXAS's data files as BankTEXAS may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable BankTEXAS to deconvert from the First Services, L.P. system. BankTEXAS shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. BankTEXAS shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.


XVI.              GENERAL

(A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of BankTEXAS and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of BankTEXAS. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

(B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

(C) First Services, L.P. agrees that the Office of Thrift Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867 (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to BankTEXASs's charter and shall, if applicable, provide the O.T.S. DistrictDirector of the district in which the data processing center is located and other state and federal agencies with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

(D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor-tation.

(E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

            First Services, L.P.                    BankTEXAS
            #l First Missouri Center                8820 Westheimer
            St. Louis, Missouri 63l4l               Houston, Texas 77063

(F) The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.

                  (G) Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

                  (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

                  (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


BankTEXAS                                            First Services, L.P.
8820 Westheimer                                      One First Missouri Center
Houston, Texas 77063                                 St. Louis, Missouri  63141



BY:/s/ David W. Weaver                               BY:/s/ Thomas A. Bangert
     David Weaver                                    Thomas A. Bangert
         President                                   President

                                  Attachment 1
                     BankTEXAS - Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                            Accounts
                                    DDA                     per account               $0.50
                                    Savings                 per account               $0.50
                                    Time                    per account               $0.50
                                    Loans                   per account               $0.50
                            Transactions                    each                      $0.01
                            Terminal Management             each                      $5.00
                            Branch Data Connection          each                     $500.00
                            ATM Management                  each                     $200.00
                            Telephone Switch Mgmt           each                     $750.00
                            Other Services                  per application          $100.00

              ITEM PROCESSING

                            Proof                           each                      $0.020
                            POD And EFT                     each                      $0.009
                            Inclearing and Transmission     each                      $0.009
                                     DDA                    per account               $0.250
                                     Savings                per account               $0.050
                                     Time                   per account               $0.020
                                     Loan                                             $0.100


              DEPOSIT SERVICES
                            Customer Accounts               per account                $0.30

Included in Above:

              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)

                                  EXHIBIT 10.11


                                SERVICE AGREEMENT

         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and Sunrise Bank, a banking institution duly organized and existing by virtue of the laws of the State of California.

          WHEREAS, SUNRISE BANK and FIRSTSERV, Inc. entered into a Service Agreement dated November 21, 1996;

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and SUNRISE BANK desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated November 21, 1996, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

         (A)      First   Services,   L.P.  shall  furnish   Sunrise  Bank  data
                  processing and item processing services selected by Sunrise Bank from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

         (B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of Sunrise Bank personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of Sunrise Bank's data from its present processing company to First Services, L.P.

         (C) First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).

         (D) First Services, L.P. shall upon request act as Sunrise Bank's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill Sunrise Bank for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

         (E) Processing priorities will be determined by mutual agreement of the parties hereto.


III.     TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow Sunrise Bank to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

         (A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.

         (B)      Standard  Fees shall be invoiced  no later than the  fifteenth
                  (15th) of each month for the then current month. Terms of payment shall be net cash.

         (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

         (D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on Sunrise Bank's behalf which are to be billed to Sunrise Bank without mark-up.

         (E) The fees listed from the Product and Price Schedule (Attachment 1) do not include and Sunrise Bank is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, Sunrise Bank's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where Sunrise Bank has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

         (F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon Sunrise Bank's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.


VI.      CLIENT OBLIGATIONS

         (A) Sunrise Bank shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where Sunrise Bank has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. Sunrise Bank will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If Sunrise Bank has elected to provide such items itself, First Services, L.P. shall provide Sunrise Bank with a list of compatible equipment and software.

         (B) Sunrise Bank shall designate appropriate Sunrise Bank personnel for training in the use of the First Services, L.P. System, shall allow First Services, L.P. access to Sunrise Bank's site during normal business hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

         (C) Sunrise Bank shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. Sunrise Bank shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

         (D) Sunrise Bank shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.


VII.     GENERAL ADMINISTRATION

                  First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to Sunrise Bank. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide Sunrise Bank at least sixty (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

         (A) First Services, L.P. shall treat all information and data relating to Sunrise Bank business provided to First Services, L.P. by Sunrise Bank, or information relating to Sunrise Bank's customers, as confidential and shall safeguard Sunrise Bank's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and Sunrise Bank agree that master and tra \nsaction data files are owned by and constitute property of Sunrise Bank. Sunrise Bank data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on Sunrise Bank's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce Sunrise Bank's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.

IX.               FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

         (A) Sunrise Bank shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of Sunrise Bank. Sunrise Bank obligations under this
                  Section IX shall survive the termination or expiration of this Agreement.

         (B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. Sunrise Bank agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.


X.       WARRANTIES

         First Services, L.P. will accurately process Sunrise Bank's work provided that Sunrise Bank supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of Sunrise Bank's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to Sunrise Bank.


XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM SUNRISE BANK'S USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY SUNRISE BANK RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY SUNRISE BANK TO FIRST SERVICES, L.P. IN THE THREE (3)
         MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR
         SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XII.     PERFORMANCE STANDARDS

         (A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on
                  an   on-line   basis  with  the number of hours, or a portion
                  thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

         (B) Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and Sunrise Bank have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify Sunrise Bank of overdraft, NSF or return items. A significant error is one which impairs Sunrise Bank's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of Sunrise Bank reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

         (C) Exclusive Remedy - In the event tha First Services, L.P.' performance fails to meet the standards listed above and such failure is not the result of Sunrise Bank's error or omission, Sunrise Bank's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance
                  Standards,  alone or  in  combination,  for  the   prescribed
                  measurement period, Sunrise Bank shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise Sunrise Bank promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required
                  Performance   Standards  during  the  remeasurement   period,
                  Sunrise Bank may terminate this Agreement and First Services, L.P. shall cooperate with Sunrise Bank to achieve an orderly transition to Sunrise Bank's replacement processing system. Sunrise Bank may also terminate this Agreement if First
                  Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two
                  (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, Sunrise Bank shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge Sunrise Bank for services relating to Sunrise Bank's deconversion.

         (D) Audit - Sunrise Bank shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to Sunrise Bank.


XIII.    DISASTER RECOVERY

         (A) A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appear in First Services, L.P.'s reasonable
                  judgement   to   require  relocation  of  processing   to  an
                  alternative  site.  First Services, L.P. shall notify Sunrise

                  Bank as soon as  possible after it  deems a  service   outage
                  to be a Disaster. First Services, L.P. shall move the processing of Sunrise Bank's standard on-line services to
                  an  alternative   processing  center   as   expeditiously  as
                  possible. Sunrise Bank shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services L.P., Inc. in implementing the switch over to the alternative processing site. During a disaster, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

         (B) First Services, L.P. shall work with Sunrise Bank to establish a plan for alternative data communications in the event of a disaster. Sunrise Bank shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

         (C) First Services L.P., shall test its Disaster Recovery Services Plan by conducting one annual test. Sunrise Bank agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to Sunrise Bank's regulators, internal and external auditors, and (upon request) to Sunrise Bank's insurance underwriters.

         (D) Sunrise Bank understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. Sunrise Bank maintains responsibility for adopting a disaster recovery plan relating to disasters affecting Sunrise Bank's facilities and for securing business interruption insurance or other insurance as necessary to properly protect Sunrise Bank's revenues in the event of a disaster.


XIV.     DEFAULT

         (A) In the event that Sunrise Bank is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or Sunrise Bank in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

         (B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to Sunrise Bank such copies of Sunrise Bank's data files as Sunrise Bank may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable Sunrise Bank to deconvert from the First Services, L.P. system. Sunrise Bank shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.


XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. Sunrise Bank shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.


XVI.     GENERAL

         (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of Sunrise Bank and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of Sunrise Bank. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

         (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

         (C) First Services, L.P. agrees that the Office of Thrift Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867
                  (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to Sunrise Bank's charter and shall, if applicable, provide the O.T.S. DistrictDirector of the district in which the data processing center is located and other state and federal agencies with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

         (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor- tation.

         (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

                  First Services, L.P.             Sunrise Bank
                  #l First Missouri Center         Five Sierragate Plaza
                  St. Louis, Missouri 63l4l        Roseveille, California 95678

         (F) The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.

         (G) Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

         (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

         (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


Sunrise Bank                                 First Services, L.P.
Five Sierragate Plaza                        One First Missouri Center
Roseville, California 95678                  St. Louis, Missouri  63141



BY:/s/ Donald W. Williams                    BY:/s/ Thomas A. Bangert
-------------------------                    ------------------------
       Donald W. Williams                           Thomas A. Bangert
       Chairman                                    President

                                  Attachment 1
                    Sunrise Bank - Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                            Accounts
                                    DDA                      10,000                   $0.50
                                    Savings                  10,000                   $0.50
                                    Time                     10,000                   $0.50
                                    Loans                    10,000                   $0.50
                            Transactions                    250,000                   $0.01
                            Terminal Management                  25                   $5.00
                            Branch Data Connection                                  Included
                            ATM Management                                          Included
                            Telephone Switch Mgmt                                   Included
                            Other Services                                          Included

              ITEM PROCESSING

                            Proof                           200,000                   $0.020
                            POD And EFT                     200,000                   $0.009
                            Inclearing and Transmission      50,000                   $0.009
                            Statements:
                                     DDA                                              $0.250
                                     Savings                                          $0.050
                                     Time                                             $0.100
                                     Loan                                             $0.100

                            Lockbox                                                   $0.020
                            Branch Courier Route                                      $17.00
                            Mail Services                                            $200.00

              DEPOSIT SERVICES

                            Customer Accounts               40,000                     $0.30

Included in Above:

              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)


                                  EXHIBIT 13.1











                                FIRST BANKS, INC.

                               1997 ANNUAL REPORT

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                         Page

LETTER TO SHAREHOLDERS...................................................  1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA...........................  2

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................  3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED........................... 30

INDEPENDENT AUDITORS' REPORT............................................. 31

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS.............................................. 32

CONSOLIDATED STATEMENTS OF INCOME........................................ 34

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY............... 35

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................... 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................... 37

DIRECTORS AND EXECUTIVE OFFICERS......................................... 56

INVESTOR INFORMATION..................................................... 57

To our Valued Shareholders, Customers and Friends:


     We are pleased to report our accomplishments and continued progress toward furthering First Banks' long term objective as a premier provider of financial services. To that end, First Banks will remain focused on generating progressive and profitable growth through the continued development of our existing franchise, augmented by the acquisition of other financial institutions.

     Indicative of our recent growth is the continuing improvement in our operating results. For 1997, net income increased to $33.0 million, compared to $20.2 million for 1996. The results of operations for 1996 were adversely affected by a one-time Savings Association Insurance Fund special assessment of $8.2 million or $5.3 million on an after-tax basis.

     Since 1992, First Banks has completed 15 acquisitions of banks and thrifts. The completion of these acquisitions, coupled with increased business development activities, fueled asset growth from $2.0 billion at December 31, 1992 to $4.2 billion at December 31, 1997 and provided access into several major markets. The long term opportunities provided by the entry into these markets, including Chicago, Dallas, Houston and southern, central and northern California, represent an unprecedented opportunity for First Banks and a catalyst for future growth.

     Recognizing and acting upon opportunities has been present at First Banks for years. Going back to 1982, when total assets were $325 million, First Banks embarked on a plan to expand into central and southern Illinois and further develop its presence in eastern Missouri. Reflective of our success in this endeavor is the position of First Banks' lead bank, First Bank, with assets now totaling $2.8 billion. The profitability of First Bank during this time-frame was the primary source for First Banks' stockholders' equity increasing from $26.5 million at December 31, 1982 to $231.5 million by the end of 1997.

     With necessary capital, technology and operational support, First Banks is again embarking on the plan to expand and develop our current franchise. Accepting the challenge, First Banks has been aggressively quantifying the needs of the local businesses and consumers and adapting to the changing requirements of our existing customers. Furthering the plan is the effort and success of each local market's management team. Each team, equipped with superior products and services, is expanding their market presence by attracting and retaining customers through the development and addition of experienced banking officers and support staff. Surrounding these efforts are the resources of First Banks and our unconditional guarantee never to sell-out and desert our customers.

     As we reflect back over the past century, we are reminded of the many challenges and successes at First Banks. While those challenges are now history and new challenges are now present, First Banks' mind-set and sound business practices will approach each new challenge with optimism that a future success lies within such challenges.

     In closing, I would like to take this opportunity to welcome our new shareholders, joining us through the issuance of the Preferred Securities, and to extend our sincerest appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our shareholders.

Sincerely,



James F. Dierberg
Chairman, President and
  Chief Executive Officer

     The following table presents selected consolidated financial information for First Banks, Inc. and subsidiaries (First Banks) for each of the years in the five-year period ended December 31, 1997. The comparability of the selected data presented is affected by the acquisitions of eleven banks and four thrifts during the five-year period. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its date of acquisition.

                                                                            Year ended December 31,
                                                                            -----------------------
                                                             1997        1996        1995        1994        1993
                                                             ----        ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:

    Interest income...................................  $  295,101     266,021     261,621     162,435      140,012
    Interest expense..................................     148,831     141,670     144,945      70,670       58,058
                                                        ----------     -------     -------     -------     --------
    Net interest income...............................     146,270     124,351     116,676      91,765       81,954
    Provision for possible loan losses................      11,300      11,494      10,361       1,858        4,456
                                                        ----------     -------     -------     -------     --------
    Net interest income after provision for
         possible loan losses.........................     134,970     112,857     106,315      89,907
      77,498
    Noninterest income................................      25,697      20,721      19,407      13,634        9,953
    Noninterest expense...............................     110,287     105,741      91,566      67,734       53,431
                                                        ----------     -------     -------     -------     --------
    Income before provision for income taxes,
      minority interest in (income) loss
      of subsidiaries and cumulative effect
      of change in accounting principle...............      50,380      27,837      34,156      35,807       34,020
    Provision for income taxes........................      16,083       6,960      11,038      12,012       11,592
                                                        ----------     -------     -------     -------     --------
    Income before minority interest in (income)
       loss of subsidiaries and cumulative effect
       of change in accounting principle..............      34,297      20,877      23,118      23,795       22,428
    Minority interest in (income) loss of subsidiaries      (1,270)       (659)      1,353         237           --
                                                        -----------    -------     -------     -------     --------
    Income before cumulative effect of change
       in accounting principle.........................      33,027      20,218      24,471      24,032       22,428
    Cumulative effect of change in accounting
       principle.......................................          --          --          --          --          766
                                                        -----------     -------     -------     -------     --------
    Net income........................................  $    33,027      20,218      24,471      24,032       23,194
                                                        ===========     =======     =======     =======     ========
Dividends:
    Preferred stock...................................  $     5,067       5,728       5,736       5,735        5,766
    Common stock......................................           --          --          --          --           --
    Ratio of total dividends declared to net income...        15.34%      28.33%      23.44%      23.86%       24.86%
Per Share Data:
    Earnings per common share:
      Basic...........................................  $  1,181.69      612.46      791.82      773.31       741.69
      Diluted.........................................     1,134.28      596.83      759.09      735.28       696.30
    Weighted average shares of common stock
      outstanding.....................................       23,661      23,661      23,661      23,661       23,498
Balance Sheet Data (at year-end):
    Investment securities.............................  $   795,530     552,801     508,323     587,878      531,148
    Loans, net of unearned discount...................    3,002,200   2,767,969   2,744,219   2,073,570    1,362,018
    Total assets......................................    4,165,014   3,689,154   3,622,962   2,879,570    2,031,909
    Total deposits....................................    3,684,595   3,238,567   3,183,691   2,333,144    1,779,389
    Notes payable.....................................       55,144      76,330      88,135      46,203           --
    Common stockholders' equity.......................      218,474     184,439     166,542     149,249      133,781
    Total stockholders' equity........................      231,537     251,389     234,605     217,312      201,844
Earnings Ratios:
    Return on average total assets....................         0.87%       0.57%      0.70%       1.00%         1.16%
    Return on average total stockholders' equity......        12.91        8.43      10.79       11.48         12.27
Asset Quality Ratios:
    Allowance for possible loan losses to loans.......         1.68        1.69       1.92        1.37          1.69
    Nonperforming loans to loans (1)..................         0.80        1.09       1.44        0.78          0.90
    Allowance for possible loan losses to
      nonperforming loans (1).........................       209.88      154.55     133.70      175.37        188.50
    Nonperforming assets to loans and foreclosed
     assets (2).......................................         1.04        1.47       1.71        1.10          1.08
    Net loan charge-offs to average loans.............         0.27        0.72       0.41        0.09          0.33
Capital Ratios:
    Average total stockholders' equity to
      average total assets............................         6.70        6.79       6.49        8.70          9.46
    Total risk-based capital ratio....................        10.26        9.23        9.34       12.68        16.90
    Leverage ratio....................................         6.80        5.99        5.32        7.54         9.30
----------------
(1)  Nonperforming  loans consist of nonaccrual loans and loans with restructured terms.
(2)  Nonperforming  assets consist of nonperforming  loans and foreclosed assets.

      The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of First Banks. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include general market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations; and the ability of First Banks to respond to changes in technology. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks; fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of this Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

     First Banks is a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. At December 31, 1997, First Banks had $4.17 billion in total assets, $3.00 billion in total loans, net of unearned discount, $3.68 billion in total deposits and $231.5 million in total stockholders' equity. First Banks operates through its subsidiary financial institutions and bank holding companies (Subsidiary Banks) as follows:

    First Bank, headquartered in  St. Louis County,   Missouri  (First Bank).
    First Banks America, Inc.,  headquartered in  St. Louis County,  Missouri
    (FBA), and its wholly owned subsidiaries:
         BankTEXAS  N. A.,  headquartered in     Houston,   Texas (BankTEXAS).
         First Bank of California, headquartered in    Roseville,  California
          (FB California).
    CCB Bancorp, Inc., headquartered in Irvine,  California (CCB),   and  its
         wholly  owned   subsidiary:   First  Bank  &  Trust,   headquartered
         in Irvine, California (FB&T).
    First  Commercial  Bancorp, Inc., headquartered in Sacramento, California
     (FCB), and its wholly owned subsidiary:
         First Commercial Bank, headquartered in Sacramento, California (First Commercial).

     All of the Subsidiary Banks are wholly owned by their respective parents except FBA and FCB, which were 65.85% and 61.48% owned, respectively, by First Banks at December 31, 1997. As discussed under "--Acquisitions," FB California is a newly-formed California state bank resulting from the merger of Sunrise Bank of California, which was acquired by FBA on November 1, 1996 and Surety Bank, Vallejo, California, which was acquired by FBA on December 1, 1997. In February 1998, FCB was acquired by FBA, and its subsidiary bank, First Commercial, was merged into FB California.

     Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services, and cash management services.

     First Banks centralizes overall corporate policies, procedures and administrative and operational support functions for the Subsidiary Banks.
Primary responsibility for managing the Subsidiary Banks remains with their officers and directors.

>

     The following table lists the Subsidiary Banks at December 31, 1997:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
     Subsidiary Banks                                      locations     assets           discount        deposits
     ----------------                                      ---------     ------           --------        --------
                                                                         (dollars expressed in thousands)

     First Bank......................................         98       $2,843,575        2,185,493        2,559,968
     FBA:
         BankTEXAS...................................          6          267,152          176,341          231,175
         FB California...............................          4          179,999          137,096          152,825
     CCB:
         FB&T........................................         17          672,410          385,251          598,560
     FCB:
         First Commercial............................          6          190,918          118,018          172,737


     As described under "--Financial Condition and Average Balances," on February 3, 1997, First Preferred Capital Trust (First Trust), a Delaware statutory business trust, issued 3,450,000 shares of 9.25% cumulative trust preferred securities (Preferred Securities) for $86.25 million. In addition, First Trust issued $2.7 million of common securities which are owned by First Banks. The Preferred Securities are publicly held and listed on the Nasdaq Stock Market's National Market System. The Preferred Securities have no voting rights except in certain limited circumstances. On December 1, 1997, First Banks redeemed all of the outstanding Class C, 9.00% increasing rate, redeemable, cumulative preferred stock (Class C Preferred Stock) which had previously been publicly held and listed on the Nasdaq Stock Market's National Market System.

     The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, President and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors.

General

     In the development of its banking franchise, First Banks has traditionally placed primary emphasis upon acquiring other financial institutions as a means of achieving its growth objectives. Acquisitions may serve to enhance its presence in a given market, to expand the extent of its market area or to enter new or noncontiguous markets. However, because First Banks has historically used cash in its acquisitions, the characteristics of the acquisition arena at any given point in time may place it at a competitive disadvantage relative to other acquirers able to offer stock transactions. This is the result of the market attractiveness of other financial institutions' stock, the advantages of tax-free exchanges to the selling shareholders, and the financial reporting flexibility inherent in structuring stock transactions. Consequently, First Banks' acquisition activities are somewhat sporadic, in which multiple transactions are consummated in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with such acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.

     Recognizing these facts, First Banks has followed certain patterns in its acquisitions. First, it tends to acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. This is attributable to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, First Banks may acquire institutions which have more significant problems which could reduce their attractiveness to other potential acquirers, and therefore reduce the amount of acquisition premiums required. Finally, First Banks realizes that various acquisition markets may become so competitive at times, that cash transactions are not economically viable, thereby requiring it to pursue its acquisition strategy in other geographic areas, or pursue internal growth more aggressively. These patterns have been evident in First Banks' growth during the four years ended December 31, 1997.

     During 1995, First Banks completed seven acquisitions which increased total assets from $2.88 billion on December 31, 1994 to $3.62 billion on December 31, 1995. These acquisitions provided First Banks with access into several new major market areas and, accordingly, an attractive opportunity for future growth and profitability. However, in 1996 and 1997, as acquisition pricing in these areas escalated dramatically, First Banks' acquisition activities were substantially reduced. In 1996, First Banks completed one acquisition. In 1997, First Banks acquired one bank, as well as assuming the liabilities and purchasing certain assets of three branch offices of a savings bank.

     Anticipating that increasing acquisition pricing would eventually make growth solely by acquisition economically unfeasible, and recognizing that rapid consolidation within the banking industry would create new business development opportunities, beginning in 1993 First Banks began a continuing program for substantial enhancement of its capabilities to achieve and manage internal growth. This program required significant increases in the resources dedicated to commercial and retail business development, financial service product line and delivery systems, branch development and training, and administrative and operational support. These efforts were manifested during this period in various changes with the organization.

     Many of the acquired loan portfolios exhibited compositions which were skewed toward certain loan types which reflected the abilities and experiences of their management. This was particularly evident in acquisitions of savings banks, which had portfolios heavily concentrated in single family and/or multi-family residential real estate lending, and in BankTEXAS, which had a portfolio consisting primarily of indirect automobile loans. In order to achieve a more diversified portfolio, to address asset quality issues in the portfolios and to achieve a higher level interest yield on the loan portfolio, a substantial portion of the loans which were acquired during this time were reduced through payments, refinancing with other financial institutions, charge-offs, and, in two instances, sales. As a result, the portfolio of one-to-four family residential real estate loans, after reaching a maximum of $1.20 billion at December 31, 1995, was reduced to $1.06 billion at December 31, 1996 and $915.2 million at December 31, 1997. Similarly, the portfolio of consumer and installment loans, net of unearned discount, the majority of which is indirect automobile loans, decreased from $422.5 million at December 31, 1994 to $413.6 million, $333.3 million and $279.3 million at December 31, 1995, 1996 and 1997, respectively.

     While First Banks' acquisitions in 1994 and 1995 introduced it to new major market areas which offer significant long-term opportunities, these acquisitions presented several immediate challenges. Many of the acquired institutions, particularly those in California, exhibited some degree of distress prior to their purchase by First Banks, generally including asset quality problems. While these problems had been identified and considered in the acquisition pricing, this led to an increase in non-performing assets to $47.1 million at December 31, 1995 from $22.9 million at December 31, 1994. As First Banks worked to correct these asset quality problems, total nonperforming assets were reduced to $40.9 million at December 31, 1996 and $31.4 million at December 31, 1997.

     As these segments of the loan portfolio decreased, they were replaced with more diversified, better quality and higher yielding loans which were internally generated by the business development function which had been established. With the acquisitions, the business development function was expanded into the new market areas in which First Banks was then operating. Consequently, in spite of relatively large reductions in acquired portfolios, the aggregate loan portfolio, net of unearned discount, increased from $2.07 billion at December 31, 1994 to $2.74 billion, $2.77 billion and $3.00 billion at December 31, 1995, 1996 and 1997, respectively.

     While this restructuring of the loan portfolio was occurring, First Banks was also changing the composition of its deposits. Several of the institutions which First Banks has acquired since 1990 were savings banks. Traditionally, savings banks have placed greater reliance on time deposits as a source of funding than their commercial banking counterparts. Although time deposits are generally a stable source of funds, they are typically the highest cost deposits available, the depositors tend to be relatively sensitive to interest rates in the market, and frequently the customers have no other banking relationship with the financial institution. These characteristics suggest that many of these customers move their deposits between financial institutions fairly readily, and have limited loyalty to any particular institution. Consequently, First Banks' deposit development programs have been directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers by cross selling them through packaging various account types and offering incentives to deposit customers on other deposit or non-deposit services. As a result, the net growth in deposits has been focused in transaction, rather than time accounts. At December 31, 1995 and 1996, total time deposits were $1.80 billion and $1.81 billion, or 56.4% and 55.9% of total deposits, respectively. Although the deposits included in acquisitions in 1997 were predominately time deposits, by December 31, 1997, total time deposits had increased to $1.90 billion, but decreased to 51.7% of total deposits.

     The simultaneous growth by acquisition of financial institutions and the building of the infrastructure necessary to achieve significant internal growth has had an adverse effect on the operating results of First Banks. The effects of this were reflected in a lower net interest margin, increased provisions for possible loan losses and higher noninterest expenses.

     As discussed previously, savings banks generally focus on residential mortgage loans and residential mortgage-backed securities to generate interest income. These assets tend to yield lower interest rates than other types of loans. At the same time, their reliance on time deposits, accompanied by a relatively small amount of noninterest-bearing demand accounts, tends to result in a deposit cost which is higher than commercial banks. This results in generally lower net interest margins than those experienced by comparable commercial banks. The acquisition of several savings banks by First Banks has resulted in a reduction of its net interest margin which has not been fully mitigated. Furthermore, the efforts to change the overall deposit composition frequently involves the payment of premium interest rates or other incentive costs for a period of time to influence the account selection by customers. Consequently, while net interest income increased from $116.7 million for the year ended December 31, 1995 to $124.4 million and $146.3 million for the years ended December 31, 1996 and 1997, respectively, the net interest margin reflected relatively modest improvement from 3.60% in 1995 to 3.79% and 4.09% for 1996 and 1997, respectively.

     Recognizing the acquisition program involved the assumption of additional credit risk, First Banks controlled this exposure by pursuing a strategy of maintaining higher than average asset quality in its Missouri and Illinois operations through strict adherence to its lending policies and practices, and consistently building the allowance for possible loan losses through substantial provisions. First Banks provided $11.30 million, $11.49 million and $10.36 million for possible loan losses for the years ended December 31, 1997, 1996 and 1995, respectively. At the same time, First Banks expanded its credit administration and loan review functions to more closely monitor the overall risk inherent in the loan portfolio.

     Finally,  most of the changes  described  above  contributed  to an overall increase in noninterest expenses. The addition of a significant number of new banking locations through acquisition added new expenses for staffing, bank premises and equipment and other purposes necessary to operate those locations. In addition, the time and resources needed to manage a significantly larger portfolio of problem assets required greater dedication of personnel and third party assistance than had previously been necessary. Furthermore, the augmentation of the existing organization to provide the ability to achieve significant internal growth and to operate and manage a larger organization entailed substantial additional expenses, particularly in personnel and equipment. These increases in noninterest expenses were only partially offset by the economies available as acquired entities were merged into First Banks' other operations and systems. Consequently, total noninterest expenses increased from $67.73 million for the year ended December 31, 1994 to $91.57 million, $105.74 million and $110.29 million for the years ended December 31, 1995, 1996 and 1997, respectively. Included in noninterest expenses for 1996 was the nonrecurring assessment to recapitalize the Savings Association Insurance Fund
(SAIF) of the Federal Deposit Insurance Corporation (FDIC) of $8.2 million.

Acquisitions

     Prior to 1994, First Banks' acquisitions had been limited to its primary market area of eastern Missouri and central and southern Illinois. However, the premiums required to successfully pursue acquisitions in this area began escalating sharply, dramatically reducing the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. As a result, while First Banks continued to pursue acquisitions within this area, it then turned much of its attention to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside its immediate market area. This had led to the acquisition of a financial institution which had offices in Dallas and Houston, Texas in 1994 and several acquisitions of financial institutions which had offices in Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California in 1995, 1996 and 1997.

     During the three years ended December 31, 1997, First Banks completed nine acquisitions and two deposit purchases. These transactions, as more fully described in Note 2 to the accompanying consolidated financial statements, are summarized as follows:

                                                               Loans, net of                            Number of
                                                        Total     unearned    Investment                  banking
            Entity                    Date             assets     discount    securities    Deposits     locations
            ------                    ----             ------     --------    ----------    --------     ---------
                                                                   (dollars expressed in thousands)
             1995
QCB Bancorp
Long Beach, California (2).... November 30, 1995  $    56,200      35,100       10,700       50,200           3

La Cumbre Savings Bank F.S.B.
Santa Barbara, California (2). September 1, 1995      144,000     131,000        1,000      124,000           3

First Commercial Bancorp, Inc.
Sacramento, California........ August 23, 1995        169,000      84,600       30,700      163,600           7

Irvine City Financial
Irvine, California (2)........ May 31, 1995            83,300      68,700        7,500       61,600           2

HNB Financial Group
Huntington  Beach,
California (2)................ April 28, 1995          88,000      62,800       10,500       76,300           3

CCB Bancorp, Inc.
Santa Ana, California......... March 15, 1995         193,400     114,500       31,100      156,400           3

River Valley Holdings, Inc.
Chicago, Illinois (1)......... January 4, 1995        412,000     225,000      125,000      286,000          10
                                                  -----------    --------     --------      -------          --
                                                  $ 1,145,900     721,700      216,500      918,100          31
                                                  ===========    ========     ========      =======          ==

             1996
Sunrise Bancorp, Inc.
Roseville, California ........ November 1, 1996   $   110,800      61,100       18,100       92,000           3
                                                  ===========    ========     ========      =======         ===




             1997
Surety Bank
Vallejo, California (4)....... December 1, 1997   $    72,800      54,400       11,800       67,500           2

Highland Federal Bank,
F.S.B., Woodland Hills,
California branch office (3).. September 30, 1997      42,400         100           --       42,400           1

Highland Federal Bank,
F.S.B., Long Beach,
California branch offices (3). March 31, 1997          40,400         100           --       40,400           2
                                                  -----------    --------     --------      -------         ---
                                                  $   155,600      54,600       11,800      150,300           5
                                                  ===========    ========     ========      =======         ===

------------------
(1) River Valley Holdings, Inc. nd its thrift subsidiary were merged into First Bank.
(2) QCB Bancorp, La Cumbre Savings Bank, F.S.B., Irvine City Financial and HNB Financial Group and their respective banking and thrift subsidiaries were merged into CCB and its banking subsidiary, FB&T.
(3) The Woodland Hills branch office and the Long Beach branch offices of Highland Federal Savings Bank, F.S.B. were acquired by FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch offices. Total assets consist primarily of cash received upon assumption of deposit liabilities.
(4) Sunrise Bancorp, Inc. and its banking subsidiary, and Surety Bank were merged into FBA and its indirect banking subsidiary, FB California.

     Except for the acquisition of Surety Bank, these acquisitions were funded by First Banks from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowing under a promissory note to a former shareholder, borrowing under First Banks' credit agreement with a group of unaffiliated banks (Credit Agreement) and the proceeds of the Preferred Securities issued in February 1997. The 49% cash portion of the acquisition of Surety Bank was funded from available cash. The remaining 51% was acquired through an exchange of shares of common stock of FBA. See Note 2 to the consolidated financial statements.

     On December 1, 1997, Sunrise Bank of California and Surety Bank were merged into FB California, a newly-formed California state bank. In February 1998, FCB was acquired by FBA in an exchange of FBA common stock for FCB common stock. In connection with this transaction, FCB was merged into a wholly owned subsidiary of FBA, and First Commercial was merged into FB California. In addition, on February 2, 1998, FBA acquired Pacific Bay Bank, which was then merged into FB California. As of December 31, 1997, Pacific Bay Bank had $37.5 million in total assets, $29.3 million in total loans, net of unearned discount, $1.9 million in total interest-bearing deposits with other financial institutions and $33.9 million in total deposits. Pacific Bay Bank operates through one banking location in San Pablo, California and one loan production office in Lafayette, California.

Financial Condition and Average Balances

     First Banks' average total assets were $3.82 billion for the year ended December 31, 1997, compared to $3.53 billion and $3.50 billion for the years ended December 31, 1996 and 1995, respectively. Total assets at December 31, 1997 were $4.17 billion, an increase of $480 million, or 13.0%, over total assets of $3.69 billion at December 31, 1996. The increase in total assets was primarily attributable to $72.8 million of assets provided in the acquisition of Surety Bank, growth in total loans of $180 million, excluding those acquired in the acquisition of Surety Bank of $54.4 million, and an increase in investment securities of $230.9 million, excluding those attributable to Surety Bank. The increase in total assets was partially offset by a decrease in Federal Funds sold of $50.6 million to $23.5 million from $74.1 million at December 31, 1997 and 1996, respectively.

     Loans, net of unearned discount, increased by $234 million to $3.00 billion at December 31, 1997 from $2.77 billion at December 31, 1996. The acquisition of Surety Bank provided $54.4 million of loans, $31.7 million of which were one-to-four family residential real estate loans. In addition to these loans, $378.9 million of net loan growth was provided by corporate banking business development, consisting of an increase of $159.7 million of commercial, financial and agricultural loans, $120.5 million of real estate construction and land development loans and $98.7 million of commercial real estate loans. These increases were partially offset by continuing reductions in residential real estate loans of $144.7 million and in consumer and installment loans, net of unearned discount, which consists primarily of indirect automobile loans, of $54.3 million. These changes are the result of the focus which First Banks has placed on its business development efforts and the portfolio reorientation which began in 1995. This reorientation provided that substantially all of the conforming residential mortgage loan production of First Banks would be sold in the secondary mortgage market, and that the origination of indirect automobile loans would be substantially reduced. Tables summarizing the composition of the loan portfolio are presented under "--Lending and Credit Management."

     The increase in assets was funded by an increase in total deposits of $440 million to $3.68 billion at December 31, 1997 from $3.24 billion at December 31, 1996, an increase of 13.8%. This increase included the deposits of Surety Bank of $67.5 million, and the deposits of three branches of Highland Federal Bank, F.S.B. of $82.8 million which were acquired during the year. Excluding the acquired deposits, total deposits increased by $295.7 million for the year. This is the result of First Banks' retail marketing efforts, the commercial business development program and the opening of two new branch offices during the year. A summary of the composition of deposits is presented under "--Deposits."

     In January 1997, First Banks formed First Trust, a Delaware statutory business trust, for the purpose of conducting a public offering of cumulative trust securities. First Banks owns all of the common securities of First Trust. On February 3, 1997, First Trust issued and sold, pursuant to an effective registration statement filed with the Securities and Exchange Commission, 3,450,000 shares of 9.25% Preferred Securities for $86.25 million. The Preferred Securities, which are publicly held, are listed on the Nasdaq Stock Market's National Market System and have no voting rights except in certain limited circumstances. After payment of offering expenses, the proceeds of the offering were used to reduce borrowings under the Credit Agreement, for purchases of shares of Class C Preferred Stock, and for various short-term investments.

     On December 1, 1997, First Banks redeemed all of its remaining outstanding Class C Preferred Stock for $47.1 million. The effect of the redemption was a reduction of First Banks' total stockholders' equity, and consequently regulatory capital, by the amount of the redemption. However, the structure of the Preferred Securities satisfies the regulatory requirements to be included in First Banks' capital base in a manner identical to the Class C Preferred Stock.

     For the year ended December 31, 1996, total average assets were $3.53 billion compared to $3.50 billion for the year ended December 31, 1995. Total assets at December 31, 1996 were $3.69 billion, an increase of $70 million from total assets of $3.62 billion at December 31, 1995. The increase was primarily attributable to the acquisition of Sunrise Bancorp, Inc., which provided $110.8 million in total assets. This increase was partially offset by a settlement in January 1996 of the sale of $41.3 million of investment securities which were reflected as a receivable at December 31, 1995. Loans, net of unearned discount, increased to $2.77 billion at December 31, 1996 from $2.74 billion at December 31, 1995. Included in this growth was $61.1 million of loans provided by the acquisition of Sunrise Bancorp, Inc. and a net increase of $209.3 million in loans through First Banks' commercial business development efforts. However, this was substantially offset by decreases in residential real estate and consumer and installment loans, net of unearned discount, which consist primarily of indirect automobile loans, of $164.4 and $82.2 million, respectively.

     Deposits increased to $3.24 billion at December 31, 1996 from $3.18 billion at December 31, 1995. The acquisition of Sunrise Bancorp, Inc. provided $92 million of deposits, which was partially offset by a decrease of $32 million in time deposits of $100,000 or more to $169 million at December 31, 1996 from $201 million at December 31, 1995.

     The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                         For the years ended December 31,
                                                ---------------------------------------------------------
                                                           1997                       1996                          1995
                                                ------------------------     ----------------------      ---------------
                                                         Interest                    Interest                     Interest
                                                Average   income/ Yield/     Average  income/ Yield/     Average   income/ Yield/
                   ASSETS                       balance   expense  rate      balance  expense  rate      balance   expense  rate
                                                                           (dollars expressed in thousands)
Interest-earning assets:
    Loans: (1) (2)
       Taxable............................   $2,837,190  252,089    8.89% $2,714,387  236,527   8.71% $2,585,763  220,931   8.54%
       Tax-exempt (3).....................        8,967    1,042   11.62      11,910    1,311  11.01      13,173    1,543  11.71
    Investment securities:
       Taxable (4)........................      598,660   35,248    5.89     469,832   22,650   4.82     585,868   34,379   5.87
       Tax-exempt (3) (4).................       19,056    1,552    8.15      22,648    1,889   8.34      26,751    2,138   7.99
    Federal funds sold....................      125,825    5,322    4.23      63,802    3,352   5.25      52,208    2,905   5.56
    Other.................................       12,138      757    6.24      25,634    1,410   5.50      14,602    1,013   6.94
                                             ----------  -------          ----------  -------         ----------  -------
         Total interest-earning assets....    3,601,836  296,010    8.22   3,308,213  267,139   8.08   3,278,365  262,909   8.02
                                                         -------                      -------                     -------
Nonearning assets.........................      215,890                      224,175                     219,445
                                             ----------                   ----------                 -----------
         Total assets.....................   $3,817,726                   $3,532,388                 $ 3,497,810
                                             ==========                   ==========                 ===========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
    Interest bearing deposits:
       Interest-bearing demand deposits...   $  332,712     5,648   1.70% $  304,247    4,845   1.59%  $ 279,681    5,760   2.06%
       Savings deposits...................      761,052    27,383   3.60     683,009   21,769   3.19     663,870   22,737   3.42
       Time deposits of $100 or more (4)..      183,223    11,008   6.01     164,453    9,665   5.88     166,232    9,931   5.97
       Other time deposits (4)............    1,681,014   100,954   6.01   1,592,657   95,813   6.02   1,443,026   83,595   5.79
                                             ----------   -------         ----------  -------          ---------  -------
         Total interest-bearing deposits..    2,958,001   144,993   4.90   2,744,366  132,092   4.81   2,552,809  122,023   4.78
    Federal funds purchased, repurchase
     agreements and Federal Home Loan
     Bank advances (4)....................       75,016     2,463   3.28      64,021    3,964   6.19     256,333   16,850   6.57
    Notes payable and other...............       17,883     1,375   7.69      76,892    5,614   7.30      83,068    6,072   7.31
                                             ----------    ------          ----------  -------         ---------  -------
         Total interest-bearing
          liabilities.....................    3,050,900   148,831   4.88   2,885,279  141,670   4.91   2,892,210  144,945   5.01
                                                          -------                      -------                    -------
Noninterest-bearing liabilities:
    Demand deposits.......................      394,580                      368,786                     345,397
    Other liabilities.....................      116,359                       38,413                      33,345
                                             ----------                   ----------                   ---------
         Total liabilities................    3,561,839                    3,292,478                   3,270,952
Stockholders' equity......................      255,887                      239,910                     226,858
                                             ----------                   ----------                   ---------
         Total liabilities and
           stockholders' equity...........   $3,817,726                   $3,532,388                  $3,497,810
                                             ==========                   ==========                  ==========
Net interest income.......................                147,179                     125,469                      117,964
                                                          =======                     =======                      =======
Interest rate spread......................                          3.34                        3.17                        3.01
Net interest margin.......................                          4.09%                       3.79%                       3.60%
                                                                    ====                        ====                        ====
-----------------
(1) For  purposes of these  computations,  nonaccrual  loans are included in the average loan  amounts.
(2) Interest  income on loans  includes  loan fees.
(3) Information is presented on a  tax-equivalent  basis assuming a tax rate  of
    35%. The  tax-equivalent  adjustments  were  approximately  $909,000,   $1.1
    million  and $1.3  million  for  the years ended December 31, 1997, 1996 and
    1995, respectively.
(4) Includes the effects of interest rate exchange agreements.


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

                                                         Increase (decrease) attributable to change in:
                                                         ----------------------------------------------
                                                  December 31, 1997 compared       December  31, 1996 compared
                                                     to December 31, 1996             to December 31, 1995
                                                ----------------------------       ----------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                                   (dollars expressed in thousands)
Interest earned on:
    Loans: (1) (2)
       Taxable...........................    $ 10,682       4,880      15,562     11,139       4,457      15,596
       Tax-exempt (3)....................        (347)         78        (269)      (143)        (89)       (232)
    Investment securities:
       Taxable (4).......................       6,962       5,636      12,598     (6,163)     (5,566)    (11,729)
       Tax-exempt (3) (4)................        (295)        (42)       (337)      (349)        100        (249)
    Federal funds sold...................       2,462        (492)      1,970        597        (150)        447
    Other................................        (877)        224        (653)       547        (150)        397
                                             --------      ------      ------      -----      ------      ------
           Total interest income.........    $ 18,587      10,284      28,871      5,628      (1,398)      4,230
                                             --------      ------      ------      -----      ------      ------
Interest paid on:
    Interest-bearing demand deposits.....    $    462         341         803        573      (1,488)       (915)
    Savings deposits.....................       2,642       2,972       5,614        678      (1,646)       (968)
    Time deposits of $100 or more........       1,125         218       1,343       (110)       (156)       (266)
    Other time deposits (4)..............       5,300        (159)      5,141      8,834       3,384      12,218
    Federal funds purchased, repur-
       chase agreements and Federal
       Home Loan Bank advances (4).......         864      (2,365)     (1,501)   (11,964)       (922)    (12,886)
    Notes payable and other..............      (4,556)        317      (4,239)      (450)         (8)       (458)
                                             --------      ------      ------      -----      ------      ------
           Total interest expense........    $  5,837       1,324       7,161     (2,439)       (836)     (3,275)
                                             --------      ------      ------      ------     ------      -------
           Net interest income...........    $ 12,750       8,960      21,710      8,067        (562)      7,505
                                             ========      ======      ======      =====      ======      ======
---------------
(1) For  purposes of these  computations,  nonaccrual  loans are included in the average loan  amounts.  (2) Interest  income on loans  includes  loan fees.  (3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(4) Includes the effect of interest rate exchange agreements.

Net Interest Income

     First Banks' primary source of earnings is its net interest income, which is the difference between the interest earned on its earning assets and the interest paid on its interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $147.2 million for the year ended December 31, 1997, from $125.5 million and $118.0 million for the years ended December 31, 1996 and 1995, respectively. Although both net interest income and net interest margin, which is net interest income (expressed on a tax-equivalent basis) expressed as a percentage of interest-earning assets, have increased significantly during these periods, the net interest margin has continued to remain below average for commercial banks. For the year ended December 31, 1997, net interest margin was 4.09%, compared to 3.79% and 3.60% for the years ended December 31, 1996 and 1995, respectively.

     During periods of rapid growth through cash acquisitions, the net interest margin frequently decreases because the reduction of interest income on internally generated funds used in acquisitions and the interest expense on debt incurred in the transactions offsets a portion of the net interest income of the entities acquired. As a result, during this period interest-earning assets increased more rapidly than net interest income, contributing to the lower net interest margin in 1995. As discussed below, there were other additional factors involved.

     Since 1990,  First Banks has acquired ten thrifts in various  transactions.
As  previously  discussed,  both the  regulatory  requirements  and the historic
customer   bases  of  thrifts  tend  to  result  in  balance  sheets  which  are predominately  comprised of residential mortgage loans,  frequently supplemented by mortgage-backed  securities, for interest earning assets, and certificates of deposit as a primary source of funds.  Because of the  competitive,  homogeneous nature of residential  mortgage loans and certificates of deposit,  the interest rate  spreads  between them tend to be more narrow than other types of loans and funding sources. First Banks' average yield on residential real estate loans and average cost of certificates of deposit,  compared to those of other segments of its loan portfolio and interest-bearing deposits, respectively, were as follows:

                                                                                            Interest
                                                                   Average    Percent of     income/   Yield/
                                                                  balances       total       expense    rate
                                                                  --------       -----       -------    ----
                                                                       (dollars expressed in thousands)

     Year ended December 31, 1997:
         Residential mortgage loans...........................  $ 1,025,442     36.03%    $  83,248     8.12%
         Other loans..........................................    1,820,715     63.97       169,883     9.33
                                                                -----------   -------     ---------
             Total loans......................................  $ 2,846,157    100.00%    $ 253,131     8.89
                                                                ===========    ======     =========     ====

         Certificates of deposit..............................  $ 1,864,237     63.02%    $ 111,962     6.01%
         Other interest-bearing deposits......................    1,093,764     36.98        33,031     3.02
                                                                -----------   -------     ---------
           Total interest-bearing deposits....................  $ 2,958,001    100.00%    $ 144,993     4.90
                                                                ===========    ======     =========     ====

     Year ended December 31, 1996:
         Residential mortgage loans...........................  $ 1,154,231     42.34%    $  93,282     8.08%
         Other loans..........................................    1,572,066     57.66       144,556     9.20
                                                                -----------   -------     ---------
           Total loans........................................  $ 2,726,297    100.00%    $ 237,838     8.72
                                                                ===========   =======     =========     ====

         Certificates of deposit..............................  $ 1,757,110     64.03%    $ 105,478     6.00%
         Other interest-bearing deposits......................      987,256     35.97        26,614     2.70
                                                                -----------   -------     ---------
           Total interest-bearing deposits....................  $ 2,744,366    100.00%    $ 132,092     4.81
                                                                ===========    ======     =========     ====

     In  addition  to the  narrow  interest  rate  spread  between  the yield on residential  mortgage  loans  and the rates  paid on  certificates  of  deposit, residential mortgage loans introduce various prepayment alternatives for borrowers which, when combined with inexpensive refinancing opportunities, accelerate principal repayments in periods of declining interest rates, thereby exacerbating their inherent interest rate risk.

     In order to enhance its net interest income through increased yields on its loan portfolio and to reduce the interest rate risk associated with residential mortgage loans, First Banks initiated a plan to reduce its reliance on residential mortgage loans within its portfolio. This change in the portfolio composition required the concurrent internal generation of other types of loans, particularly commercial and financial, real estate construction and development, and commercial real estate loans, a process which had previously been initiated. Consequently, this process focused on continuing to build this business development function, as well as the control and servicing staff necessary to support it. As the growth of other loans developed, First Banks expanded its sale of conforming residential mortgage loans in the secondary market to include essentially all new loan production. This process was expedited by the sale of a portfolio of residential mortgage loans of $147 million in 1995. See "--Mortgage Banking Activities" and "--Loans and Allowance for Possible Loan Losses."

     At the same time, in order to limit its interest rate risk, First Banks expanded its risk management capabilities to improve its risk measurement techniques and reporting, and increase its risk control alternatives. This included initiating a program of substantial use of derivative financial instruments to reduce interest rate exposure. First Banks uses a combination of swaps, caps and floors to reduce its exposure, primarily arising from residential mortgage loans and mortgage-backed securities. Although these financial instruments are effective in reducing interest rate risk, the expense associated with them has had a significant effect on net interest income.

                                                   Cost of interest rate
                                                   ---------------------
                                                                   Swap, cap       Reduction       Effect on
                                               Futures and        and floor         of net       net interest
                                          options on futures      agreements    interest income   margin (1)
                                          ------------------      ----------    ---------------   ----------
                                                      (dollars expressed in thousands)          (expressed  in
          Year ended December 31:                                                                basis points)

               1997..........................   $    --              6,574           6,574         (0.18)
               1996..........................     3,875              7,623          11,498         (0.35)
               1995..........................     2,210              6,911           9,121         (0.28)
---------------
(1) Effect on net  interest  margin is  expressed  as  reduction of net interest income divided by average earning assets.

Interest Rate Risk Management
     In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. This is influenced by the characteristics of the loan and deposit markets within which First Banks operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.

     First Banks manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to First Banks' Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective simulation model to determine First Banks' exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.

     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking, commercial banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.

     The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. First Banks' policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near term changes in interest rates. To measure the effect of interest rate changes, First Banks recalculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near term changes in interest rates, First Banks includes a forecast based on actual changes in interest rates which have occurred over a two-year period, simulating both a declining and rising interest rate scenario.
Consistent with the table presented below, which indicates First Banks is "asset-sensitive," First Banks' simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 10% has a diminutive effect on the earnings of First Banks, a significant decline in interest rates, resembling the actual decline which occurred over a two-year period commencing in March 1991, indicates a loss of net income equivalent to approximately 4% of net interest income for the year ended December 31, 1997.

     As discussed previously, First Banks has expanded its use of off-balance-sheet derivative financial instruments to assist in the management of the interest rate sensitivity inherent in its balance sheet, particularly that arising from its portfolio of residential mortgage loans and mortgage-backed securities relative to its deposit structure.


These off-balance-sheet derivative financial instruments effectively modify the repricing, maturity and option characteristics of its assets and liabilities.
See Notes 1 and 11 to the consolidated financial statements. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are as follows:


                                                                                December 31,
                                                                                ------------
                                                                        1997                   1996
                                                                        ----                   ----
                                                                 Notional     Credit    Notional     Credit
                                                                  amount    exposure     amount    exposure
                                                                 --------    --------     ------    --------
                                                                      (dollars expressed in thousands)
        Interest rate swap agreements.........................  $     --         --       70,000         --
        Interest rate floor agreements........................    70,000         26      105,000        141
        Interest rate cap agreements..........................    10,000        222       10,000        335
        Forward commitments to sell mortgage-backed securities    60,000         --       35,000        308

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     First Banks uses interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. However, the utilization of swaps has decreased with the change in the composition of its balance sheet, resulting in the termination or expiration of all remaining swap agreements prior to December 31, 1997. At December 31, 1996 and 1995, there were interest rate swap agreements with notional amounts of $70 million and $145 million outstanding, respectively. The interest expense related to these agreements was $6.4 million, $7.4 million and $6.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with the sale of a pool of $147 million of residential mortgage loans and repayment of the related short-term borrowings, in May 1995, First Banks terminated a $100 million interest rate swap agreement resulting in a loss of $3.3 million. This loss on termination was reflected in the consolidated statement of income for the year ended December 31, 1995. In addition, the reduction in the residential mortgage loan portfolio has been accompanied by periods of increased principal prepayments due to declines in interest rates. These prepayments disproportionately shortened the expected life of the loan portfolio relative to the effective maturity created with the interest rate swap agreements. Consequently, during July 1995, November 1996 and July 1997, First Banks shortened the effective maturity of its interest-bearing liabilities through the termination of $225 million, $75 million and $35 million, respectively, of interest rate swap agreements resulting in losses of $13.5 million, $5.3 million and $1.4 million, respectively. These losses were deferred and are being amortized over the remaining lives of the swap agreements. If all or any portion of the underlying liabilities are repaid, the related deferred losses are charged to operations.

     First Banks also uses interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the interest expense of certain interest rate swap agreements, respectively. At December 31, 1997 and 1996, the unamortized costs of these agreements were $290,000 and 433,000, respectively, and were included in other assets.

     As discussed under "--Mortgage Banking Activities," derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

     In addition to the simulation model employed by First Banks, an interest rate sensitivity position summary is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of First Banks' rate-sensitive assets and liabilities as of December 31, 1997, adjusted to include prepayment assumptions:

                                                                Over three  Over six
                                                     Three        through    through     Over one
                                                    months          six      twelve       through    Over five
                                                    or less       months     months     five years     years       Total
                                                    -------       ------     ------     ----------     -----       -----
                                                                    (dollars expressed in thousands)
Interest-earning assets:
    Loans (1)..................................  $ 1,550,244     284,049     441,074      395,288     331,545    3,002,200
    Investment securities......................      191,300      37,794      56,840      374,683     134,913      795,530
    Federal funds sold.........................       23,515          --          --           --          --       23,515
    Interest-bearing deposits with other
      financial institutions...................        2,840          --          --           --          --        2,840
                                                 -----------    --------   ---------     --------    --------   ----------
        Total interest-earning assets..........  $ 1,767,899     321,843     497,914      769,971     466,458    3,824,085
                                                 ===========    ========   =========     ========    ========   ==========
Interest-bearing liabilities:
    Interest-bearing demand accounts...........  $   128,790      80,058      52,212       38,289      48,731      348,080
    Savings accounts...........................       96,873      79,912      68,496       97,036     228,320      570,637
    Money market demand accounts...............      376,392          --          --           --          --     376,392
    Time deposits..............................      466,143     415,455     536,528      222,233     263,905    1,904,264
    Other borrowed funds.......................      108,073         632          --          592          --      109,297
                                                 -----------    --------   ---------     --------    --------   ----------
        Total interest-bearing liabilities.....  $ 1,176,271     576,057     657,236      358,150     540,956    3,308,670
                                                 ===========     =======     =======     ========     =======    =========
Interest sensitivity gap:
    Periodic...................................  $   591,628    (254,214)    (159,322)    411,821     (74,498)
    515,415
    Cumulative.................................      591,628     337,414      178,092     589,913     515,415
                                                 ===========    ========    =========     ========    =======
Ratio of interest-sensitive assets to
    interest-sensitive liabilities:
      Periodic.................................         1.50         .56         .76         2.15         .86         1.16
                                                                                                                      ====
      Cumulative...............................         1.50        1.19        1.07         1.21        1.16
                                                        ====        ====        ====         ====        ====
------------------
(1)  Loans presented net of unearned discount.

     Management makes certain assumptions in preparing the table above. These include the assumption that: (1) loans will repay at historic repayment speeds;
(2) interest-bearing demand and savings accounts are interest sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented: and (3) fixed maturity deposits will not be withdrawn prior to maturity.

     At December 31, 1997 and 1996, First Banks was asset sensitive on a cumulative basis through the twelve-month time horizon by $178.1 million, or 4.28% of total assets, and liability sensitive by $115.9 million, or 3.14% of total assets, respectively. The increase in the asset-sensitive position for 1997 primarily relates to the change in the composition of the loan portfolio and the issuance of the Preferred Securities in February 1997, which provided a long-term source of fixed-rate funding.

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

Mortgage Banking Activities

     The mortgage banking activities of First Banks consist of the origination, purchase and servicing of residential mortgage loans. Generally, First Banks sells its production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed-rate loans. Other loans are sold on a servicing released basis.

     For the three years ended December 31, 1997, 1996 and 1995, First Banks originated and purchased loans for resale totaling $174 million, $136 million and $67 million and sold loans totaling $148 million, $113 million and $207 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides First Banks with additional sources of income including the interest income earned while the loan is held awaiting sale and ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $784 million, $847 million and $857 million at December 31, 1997, 1996 and 1995, respectively. In 1995, First Banks experienced a substantial increase in its mortgage servicing portfolio as a result of the addition of loan servicing from acquired companies and the expansion of its loan origination function into certain of the markets of the acquired entities. In view of this increase and the favorable sales prices available in the market relative to the prospective profitability of the mortgage servicing rights, in July 1995, First Banks elected to sell $427 million of mortgage servicing rights, resulting in a gain of $3.8 million.

     The interest income on loans held for sale was $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $35.4 million, $36.3 million and $36.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. On an annualized basis, the yield on the portfolio of loans held for sale was 7.07%, 6.99% and 7.17% for the years ended December 31, 1997, 1996 and 1995, respectively. This compares with First Banks' cost of funds as a percentage of average interest-bearing liabilities, of 4.88%, 4.91% and 5.01% for the years ended December 31, 1997, 1996 and 1995, respectively.

     Mortgage loan servicing fees are reported net of mortgage-backed security guarantee fee expense, interest shortfall and amortization of mortgage servicing rights. Loan servicing fees, net were $1.6 million, $1.8 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in loan servicing fees of $200,000 for 1997 is primarily attributable to the sale of adjustable rate residential loan production on a servicing released basis and a lower volume of fixed-rate residential loan production which is generally sold with servicing retained. For 1996, the decrease is primarily attributable to the sale of mortgage servicing rights.

     Ancillary to the origination and purchase of loans held for sale in the secondary market are the realized and unrealized gains, net of losses, incurred during the period prior to sale. These net gains or losses include: (1) the adjustments of the carrying values of loans held for sale to current market values; (2) the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout"; and (3) the related cost of hedging the loans held for sale and loan commitments during the period First Banks is exposed to interest rate risk. The gain on mortgage loans originated for resale, including loans sold and held for sale, was $716,000 and $40,000 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1995, First Banks incurred a loss on mortgage loans sold and held for sale of $608,000.

     As described under "--Interest Rate Risk Management," First Banks' interest rate risk management policy provides certain hedging parameters to reduce the interest rate exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, First Banks uses forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 1997, 1996 and 1995, First Banks had $67.4 million, $36.7 million and $42.4 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $60.0 million, $35.0 million and $42.0 million, respectively, were hedged through the use of such forward commitments.

Comparison of Results of Operations for 1997 and 1996

     Net Income. Net income for the year ended December 31, 1997 was $33.0 million, compared to $20.2 million for 1996. Excluding the effect of the one-time Savings Association Insurance Fund (SAIF) assessment of $8.2 million ($5.3 million after the related income tax effect), net income for the year ended December 31, 1996 would have been $25.5 million. The return on average assets for 1997 was 0.87%, compared with 0.57% for 1996 (0.72% excluding the effect of the SAIF assessment). The improvement in operating results for 1997 reflects several influences which had various effects on income for the year, including: (1) the continuation of the amalgamation of the entities acquired in recent years into First Banks' systems; (2) the overall improvement in asset quality, particularly within the acquired entities in Texas and California; and
(3) the expansion of First Banks' internal business development capacity.

     During 1994 and 1995, First Banks completed twelve acquisitions which had an aggregate of $1.96 billion in total assets and 43 banking locations. This acquisition activity decreased substantially in 1996 and 1997, during which time management focused on continuing to meld these entities into its operations, systems and culture, and achieve the efficiencies and opportunities envisioned when the entities were acquired. As discussed under "--General," most of the acquired institutions exhibited elements of financial distress prior to their acquisitions which contributed to marginal earnings performance. Generally, these were the result of asset quality problems and/or high overhead expenses.

     Following   acquisition,   the  most  immediate  tasks  required  were  the
improvement of asset quality and the elimination of unnecessary expenses. Although many improvements were instituted shortly after acquisition, many of the problems which existed were indigenous, requiring a much longer time period to resolve. This involved not only many problem assets, which had no apparent short-term solution, but also other elements of expense. This included addressing such areas as: (1) maintenance, repairs and, in some cases, refurbishing of bank premises necessitated by the deferral of such projects by the acquired entities; (2) long-term leases which provided space in excess of that necessary for banking activities and/or rates in excess of current market rates; (3) relocation of branch offices which were not adequate, conducive or convenient for retail banking operations; and (4) management of lawsuits which had existed with respect to acquired entities to minimize the overall cost of negotiation, settlement or litigation.

     However, the process which was required after acquisition was not only one of reducing expenses and improving asset quality, but the combining of different entities together to form a single cohesive organization with common objectives and focus. This involved a significant post-acquisition investment of resources by First Banks to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined banks to take advantage of the opportunities available to them. While this contributed to the increases in noninterest expenses during the three years ended December 31, 1997, it also resulted in the creation of new banking entities which were unlike any of the merged entities individually. These banks were able to convey a consistent image and quality of service, provide a complete array of financial products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources.

     While some of these activities did not contribute to reductions of noninterest expenses, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their overall profitability.
As a result of this, the contribution to consolidated net income by the Texas and California banks escalated sharply in 1997, as indicated below:


                                                             California             Texas                Other
                                                            -------------       --------------     ----------------
                                                            1997     1996 (1)   1997     1996 (1)  1997     1996 (1)
                                                            --------------   -----------------   ------------------
                                                                    (dollars expressed in thousands)
     Year ended December 31:
         Equity in income of subsidiaries.............. $  7,488     5,259     1,675       806     31,686     24,542
         Average investment in subsidiaries............   76,330    54,114    25,178    23,202    220,134    212,850
              Return on average investment.............     9.81%     9.72%     6.65%     3.47%     14.39%     11.53%
---------
(1) Excludes the effect of the one-time FDIC special assessment,  net of related tax benefits.

     As this process was occurring in the acquired banks, First Banks continued the expansion of its business development function throughout the organization. As discussed under "--Financial Condition and Average Balances," this included not only the addition of commercial business development and retail banking personnel, but also increases in the support and administrative staffs necessary to deliver, control and manage the added volume of business. Although this contributed to the increase in noninterest expenses, it also was the impetus for the internal growth of First Banks in 1996 and 1997, as its growth through acquisitions decreased. For the year ended December 31, 1997, the corporate banking business development function provided a net loan increase, excluding loans added through acquisitions, of $378.9 million. This increase was partially offset by decreases of $199.0 of residential real estate and consumer loans reflecting the ongoing reorientation of the consolidated loan portfolio.

     In February 1997, First Banks, through First Trust, sold $86.25 million of Trust Securities, as described under "--Financial Condition and Average Balances." Initially, the proceeds of this offering were applied to the reduction of First Banks' borrowing under its Credit Agreement and to open market purchases and retirements of its Class C Preferred Stock. On December 1, 1997, First Banks redeemed all of the remaining Class C Preferred Stock. Because the Preferred Securities represent debt under Internal Revenue Regulations, but are considered capital for purposes of bank regulatory requirements, payments to security holders are reflected in the accompanying consolidated financial statements as a component of noninterest expense. Consequently, for the year ended December 31, 1997, the expense associated with the Preferred Securities contributed to a reduction in interest expense, due to the repayment of borrowed funds, and to an increase in noninterest expense. Furthermore, to the extent the Class C Preferred Stock was redeemed prior to the payment of dividends, it reduced the aggregate dividends for the year, which are reflected in the consolidated statements of income as a reduction from net income in arriving at net income available to common stockholders.

     Provision for Possible Loan Losses. The provision for possible loan losses was $11.3 million for the year ended December 31, 1997, compared to $11.5 million for 1996. Net loan charge-offs were $7.6 million for the year ended
December 31, 1997, compared to $19.7 million for 1996. Although asset quality has continued to improve, particularly with respect to its Texas and California banks, First Banks has continued to provide for possible loan losses relatively aggressively in recognition of the overall growth in the loan portfolio as well as its changing composition. As the portfolio changes from one with a significant preponderance in residential real estate loans, to one having substantial portions of commercial, financial and agricultural loans, real estate construction and development loans and commercial real estate loans, the credit risk profile of the portfolio increases. Typically, residential real estate lending has resulted in relatively minor credit losses. However, commercial lending carries with it greater credit risk which, although managed through appropriate loan policies and procedures, underwriting and credit administration, must be recognized through adequate allowances for possible loan losses. The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1997 and 1996:


                                            California             Texas                 Other                Total
                                          --------------       -------------       ----------------       ---------------
                                           1997     1996       1997     1996       1997       1996       1997        1996
                                           ----     ----       ----     ----       ----       ----       ----        ----

                                                                     (dollars expressed in thousands)

    Total loans...................... $  640,366  467,233    176,341  180,068  2,185,493  2,120,668   3,002,200  2,767,969
    Total assets.....................  1,042,979  732,532    271,686  270,309  2,850,349  2,686,313   4,165,014  3,689,154
    Provision for possible
      loan losses....................      2,500    5,879      1,500    1,000      7,300      4,615      11,300     11,494
    Net loan charge-offs.............      1,510   11,765      1,091    2,677      5,001      5,274       7,602     19,716
    Net loan charge-offs as a percentage
       of average loans..............       0.30%    2.42%      0.63%    1.53%     0.23%       0.25%       0.27%      0.72%
    Nonperforming loans.............. $    5,548   14,726        211      164     18,307     15,379      24,066     30,269
    Nonperforming assets.............      7,717   18,402        296      835     23,377     21,639      31,390     40,876



     Noninterest  Income  and  Expense.  A summary  of  noninterest  income  and noninterest  expense for the years  ended  December  31,  1997 and 1996  appears below:
                                                                              December 31,       Increase (decrease)
                                                                              ------------       -------------------
                                                                           1997        1996      Amount        %
                                                                           ----        ----      ------     ------
                                                                               (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $ 12,491      12,521        (30)     (.24)%
    Credit card fees.................................................      2,914       2,475        439     17.74
    Loan servicing fees, net.........................................      1,628       1,837       (209)   (11.38)
    (Gain) loss on mortgage loans sold and held for sale.............        716          40        676  1,690.00
    Trust and brokerage fees.........................................        893         782        111     14.19
    Net gain (loss) on sales of securities...........................      2,456        (311)     2,767    889.71
    Other............................................................      4,599       3,377      1,222     36.19
                                                                        --------    --------     ------
            Total noninterest income.................................   $ 25,697      20,721      4,976     24.01
                                                                        ========    ========     ======    ======
Noninterest expense:
    Salaries and employee benefits...................................   $ 43,011      39,995      3,016      7.54%
    Occupancy, net of rental income..................................     10,617       9,758        859      8.80
    Furniture and equipment..........................................      7,618       7,218        400      5.54
    Federal Deposit Insurance Corporation premiums...................        804      11,715    (10,911)   (93.14)
    Postage, printing and supplies...................................      4,187       4,687       (500)   (10.67)
    Data processing fees.............................................      8,450       4,477      3,973     88.74
    Legal, examination and professional fees.........................      4,587       4,901       (314)    (6.41)
    Credit card expenses.............................................      3,343       2,913        430     14.76
    Communications...................................................      2,611       2,635        (24)     (.91)
    Advertising......................................................      4,054       2,224      1,830     82.28
    (Gain) loss on foreclosed real estate, net of expenses...........       (331)      1,927     (2,258)  (117.18)
    Guaranteed preferred debenture expense...........................      7,322          --      7,322        --
    Other............................................................     14,014      13,291        723      5.44
                                                                        --------    --------     ------
           Total noninterest expense.................................   $110,287     105,741      4,546      4.30
                                                                        ========    ========     ======    ======


     Noninterest income was $25.7 million for the year ended December 31, 1997, compared to $20.7 million for 1996. The increase is primarily attributable to net gains on sales of securities, an increase in the net gain on mortgage loans sold and held for sale, and various increases in other income. Overall, there were no significant changes in other components of noninterest income for the year.

     Although the acquisitions of Sunrise Bank in November 1996, three branches of Highland Federal Bank, F.S.B. in March and September 1997 and Surety Bank in December 1997 added new customer accounts on which service charges could be assessed, overall customer service charges declined from $12.52 million for the year ended December 31, 1996 to $12.49 million in 1997. This reflects three factors. First, following an acquisition and subsequent conversion to First Banks' account structure and data processing system, a period of moratorium on assessing of service charges is provided to allow customers to become acclimated to the changes which have occurred and become familiar with First Banks. During this period, which may be as long as six months from the date of acquisition, service charges do not increase, and may actually decrease. Secondly, part of the retail business development efforts during 1997 involved the marketing of "packaged accounts." These accounts offer the customer several different banking services in an effort to achieve a stronger relationship with that customer, attract the customer to noninterest bearing and lower cost account relationships, and promote higher balance accounts. However, these accounts also provide the banking services for a fixed fee, which reduces as the aggregate customer balances increase, in lieu of various other charges for specific services. In general, these relationships result in a net reduction of service charge income but an increase in deposit balances. The extent to which this occurs is dependent upon the amount of migration of existing customer relationships relative to the new customer relationships which are established. Finally, commercial accounts are frequently assessed service charges on demand accounts based on an analysis which takes into account an earnings credit for the balances which the customers maintain in their accounts relative to the service charges which would otherwise be assessed for the services provided. As interest rates have generally declined during 1997, the alternative opportunities for customers to invest their funds at yields in excess of the earnings credits have also declined. Consequently, these commercial customers have tended to maintain higher average balances in their accounts during 1997, offsetting a larger amount of service charges which would otherwise have been assessed.

     In 1997, First Banks realized a gain on the sale of three mortgage-backed residual securities which it had acquired through the acquisition of a thrift in 1995. Because of the unique structure of these residuals, at the date of acquisition it appeared unlikely that First Banks would receive payment of all of the remaining principal and interest. Consequently, the aggregate principal of these securities had been written down to $250,000, which was the approximate market value at that time, and recorded as securities available-for-sale. However, as residential mortgage rates declined in 1997, the value of the underlying pool of mortgages increased, increasing the value of these securities significantly.
Recognizing this, First Banks sold these securities, realizing a gain of $2.24 million.

     Net gains on mortgage loans sold and held for sale increased to $716,000 for the year ended December 31, 1997 from $40,000 for 1996. As discussed under "--Mortgage Banking Activities," the increase is attributable to an increase in the sales of adjustable-rate residential loan production, which are sold on a servicing released basis, and First Banks' overall pricing practices.

     Other noninterest income increased to $4.6 million for the year ended December 31, 1997 from $3.4 million for 1996. The increase is primarily attributable to rental fees paid by First Services, L.P. for the use of data processing and other equipment owned by First Banks. See Note 16 to the consolidated financial statements.

     Noninterest expense increased to $110.3 million for the year ended December 31, 1997 from $105.7 million for 1996. The most significant changes in noninterest expense were the reduction of Federal Deposit Insurance Corporation
(FDIC) premiums from $11.7 million for the year ended December 31, 1996 to $804,000 for 1997, and the expense associated with the Preferred Securities. In 1996, the FDIC levied a special deposit insurance assessment to be used to recapitalize the SAIF of the FDIC and to bring it into parity with the Bank Insurance Fund (BIF). As a result, First Banks paid a one-time charge to the FDIC of $8.2 million. However, in recognition of this recapitalization, SAIF premium rates were lower in 1997, resulting in a further reduction of the 1997 expense. Furthermore, the improving condition of the acquired banks allowed them to benefit from better rate classifications and consequently lower FDIC premiums.

     In connection with the issuance of the Preferred Securities in February 1997, First Banks incurred $7.32 million of expense for the year ended December 31, 1997. As discussed above, the proceeds from this issue were applied to the repayment of borrowed funds and the purchase and redemption of Class C Preferred Stock, resulting in a reduction of both interest expense and dividends during the year.

     Data processing expenses for the year ended December 31, 1997 increased to $8.45 million from $4.48 million for 1996. Prior to April 1, 1997, data processing, item processing and operational support services were provided to all of the Subsidiary Banks through FirstServ, Inc. (First Serv), a wholly owned subsidiary of First Banks. FirstServ in turn contracted with First Services, L.P. under a facilities management agreement for these services. However, FirstServ provided the equipment, premises, supplies, postage, telephone lines and other non-personnel expenses associated with these services. First Services, L.P. is owned indirectly by First Banks' voting shareholders. Effective April 1, 1997, FirstServ discontinued operations, transferring all of the functions and expenses which it had previously provided to the Subsidiary Banks to First Services, L.P. As a result, items which had previously been reflected in the consolidated financial statements in various expense categories were paid directly by First Services, L.P., and then charged to the Subsidiary Banks as data processing expenses. This change in organizational structure had the effect of reducing various expenses for 1997 by the amounts assumed by First Services, L.P., and increasing data processing expenses, when compared with like expenses in 1996.


     The noninterest expenses of FirstServ for the year ended December 31, 1996 and the three months ended March 31, 1997 which were then assumed by First
Services, L.P. were as follows:

                                                                       Three months ended     Year ended
                                                                         March 31, 1997    December 31, 1996
                                                                         --------------    -----------------
                                                                            (dollars expressed in thousands)
              Occupancy, net of rental income..........................    $    41                162
              Furniture and equipment..................................        375                889
              Postage, printing and supplies...........................        169                459
              Communications...........................................        147                569
              Other expenses...........................................        151                593
                                                                           -------             ------
                  Total                                                    $   883              2,672
                                                                           =======             ======

     In connection with its increasing emphasis on internal growth as an alternative to acquisitions, First Banks' advertising expenses increased to $4.05 million for the year ended December 31, 1997 from $2.22 million for 1996. This reflected both advertising for specific promotions intended to increase deposits, and general image advertising intended to convey First Banks' stability of ownership to its midwest markets where bank consolidations have caused significant customer confusion and displacement.

     The sale of foreclosed real estate for the year ended December 31, 1997 resulted in a gain, net of expenses of $331,000, compared to a loss of $1.93 million for 1996. The loss for 1996 includes a provision for loss of $747,000 due to a contingent liability with respect to a parcel of foreclosed real estate in an acquired bank. The contingent liability became more probable due to the default on an agreement by a developer through whom the Company was attempting to dispose of the property. The gain for 1997 results partially from the reduction in the amount of other real estate from $10.6 million at December 31, 1996 to $7.3 million at December 31, 1997. In addition, it is indicative of the effort of First Banks to realistically value its other real estate at the time it is foreclosed or at the time banks are acquired.

     In addition, noninterest expense for 1997 reflects the expenses associated with Sunrise Bank, which was acquired in November 1996, three branch offices of Highland Federal Bank, F.S.B. which were acquired in March and September 1997, and Surety Bank, which was acquired in December 1997.

Comparison of Results of Operations for 1996 and 1995

     Net Income. Net income for the year ended December 31, 1996 excluding the effect of the one-time SAIF assessment of $8.2 million ($5.3 million on an after tax-basis), would have been $25.5 million, compared to $24.5 million for 1995. This represents a return on average assets of 0.72% and 0.70% for the years ended December 31, 1996 and 1995, respectively. Including the effect of the assessment, net income for 1996 was $20.2 million, representing a return on average assets of 0.57%.

     The decline in operating results in 1996 and 1995 reflect several influences which had significant adverse effects on earnings including the impact of 13 acquisitions completed during the three years ended December 31, 1996. As previously discussed under "-- General" and "-- Acquisitions," most of the acquired institutions exhibited significant financial distress prior to their acquisition, generally related to asset quality problems and/or high operating expenses. Consequently, in the periods since their respective dates of acquisition, management of First Banks has worked with management of the institutions to completely reorient their positions within their market places, restructure their balance sheets and revise their systems and procedures. This has required a significant dedication of resources by First Banks, both in terms of expenses and personnel. Substantial expenses have been incurred in reorganizing, retraining and reducing staff, converting data processing systems, instituting and controlling new policies and procedures, and merging corporate cultures, not only with that of First Banks, but also between acquired institutions.

     This process was complicated by the existence of what is collectively a substantial portfolio of problem assets. While the provisions for possible loan losses in California and Texas have been substantial, this represents only a portion of the cost of carrying the problem assets. In addition to that expense is the loss of income on nonperforming assets, the management, legal and other costs associated with managing and collecting problem loans, and the expenses incurred in foreclosing, operating, holding and disposing of real estate and other collateral acquired from problem borrowers.

     Although these factors were  anticipated  prior to the acquisitions and are considered  acceptable  as costs of building the  long-term  franchise  value of
First Banks, they had a substantial effect on First Banks' profitability for the
years  ended   December  31,  1996  and  1995.  A  comparison  of  the  relative profitability of First Banks' investment in bank and thrift subsidiaries by area is as follows:

                                                           California               Texas                Other
                                                           ----------               -----                -----
                                                       1996(1)      1995       1996       1995    1996(1)    1995
                                                       -------      ----       ----       ----    -------    ----
                                                                     (dollars expressed in thousands)
     Year ended December 31:
         Equity in income of subsidiaries........... $  5,259      3,598        806     (2,766)    24,542    29,647
         Average investment in subsidiaries.........   54,114     43,539     23,202     27,250    212,850   230,776
         Return on average investment, annualized...     9.72%      8.26%      3.47%    (10.15)%    11.53%    12.85%
-----------------------
(1) Excludes the effect of the one-time FDIC special assessment,  net of related tax benefit.

     As previously discussed, during 1994, First Banks expanded its hedging activities through the use of derivative financial instruments as a means to reduce its interest rate risk exposure. The hedges were generally established between September 1994, after a significant increase in interest rates had already occurred, and March 1995, when interest rates began to decrease. While being conceptually appropriate in reducing interest rate risk, because of its timing, this hedging process did not have an opportunity to contribute to protecting First Banks from the adverse effects of increasing interest rates, but limited substantially its opportunity to benefit from decreasing interest rates. The expense of such derivative financial instruments was $11.5 million and $9.1 million for the years ended December 31, 1996 and 1995, respectively.

     The results of operations for the year ended December 31, 1996 were also adversely affected by an $8.2 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment was used to recapitalize the SAIF of the FDIC in order to bring it into parity with the BIF of the FDIC.

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


     The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1996 and 1995:

                                            California            Texas                 Other                Total
                                         --------------       ------------         -------------       -----------------
                                         1996      1995       1996    1995         1996     1995        1996        1995
                                         ----      ----       ----    ----         ----     ----        ----        ----
                                                     (dollars expressed in thousands)

    Total loans.......................$ 467,233  460,907    180,068  192,573   2,120,668  2,090,739   2,767,969  2,744,219
    Total assets......................  732,532  626,782    270,309  296,712   2,686,313  2,699,468   3,689,154  3,622,962
    Provisions for possible
      loan losses.....................    5,879    1,301      1,000    5,826       4,615      3,234      11,494     10,361
    Net loan charge-offs..............   11,765    5,980      2,677    3,355       5,274      1,426      19,716     10,761
    Net loan charge-offs as
      a percentage of average loans...     2.42%    1.95%      1.53%    1.63%       0.25%      0.07%       0.72%      0.41%
    Nonperforming loans............... $ 14,726   18,952        164      549      15,379     19,890      30,269     39,391
    Nonperforming assets..............   18,402   21,852        835    1,561      21,639     23,731      40,876     47,144

     The provision for possible loan losses for the year ended December 31, 1996 reflects an additional provision attributable to a single commercial loan of First Bank of approximately $3.7 million which was fully charged-off. The loan was identified in 1995 as having potential problems creating uncertainty as to its collectibility. During 1996, the borrower failed to meet certain previously agreed-upon financial measures and principal reductions. As a result, it became apparent the loan could not be collected in the normal course of business and was charged-off.

     The provision for possible loan losses for the year ended December 31, 1995 includes a special provision of $3.7 million. This special provision related to FBA's portfolio of automobile loans which had experienced increased levels of loan charge-offs and loans past due 30 days or more within that portfolio during 1995.

     Tables summarizing nonperforming assets, past-due loans and charge-off experience are presented under "--Loans and Allowance for Possible Loan Losses."

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1996 and 1995, respectively:

                                                                              December 31,       Increase (decrease)
                                                                              ------------       -------------------
                                                                           1996        1995      Amount        %
                                                                           ----        ----      ------     ------
                                                                               (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts and customer service fees....   $ 12,521      10,661      1,860      17.4%
    Credit card fees.................................................      2,475       2,179        296      13.6
    Loan servicing fees, net.........................................      1,837       2,932     (1,095)    (37.3)
    Gain (loss) on mortgage loans sold and held for sale:
      Originated for sale............................................         40        (324)       364     112.4
      Other loan sales...............................................         --        (284)       284        --
    Trust and brokerage fees.........................................        782         699         83      11.9
    Net loss on sales of securities..................................       (311)       (866)       555      64.1
    Gain on sale of mortgage loan servicing rights...................         --       3,843     (3,843)       --
    Loss on cancellation of interest rate swap agreements............         --      (3,342)     3,342        --
    Other............................................................      3,377       3,909       (532)   (13.61)
                                                                        --------     -------     ------
            Total noninterest income.................................   $ 20,721      19,407      1,314      6.77
                                                                        ========      ======     ======    ======
Noninterest expense:
    Salaries and employee benefits...................................   $ 39,995      37,941      2,054       5.4%
    Occupancy, net of rental income..................................      9,758       8,709      1,049      12.0
    Furniture and equipment..........................................      7,218       6,852        366       5.3
    Federal Deposit Insurance Corporation premiums...................     11,715       4,911      6,804     138.5
    Postage, printing and supplies...................................      4,687       4,678          9        .2
    Data processing fees.............................................      4,477       4,838       (361)     (7.5)
    Legal, examination and professional fees.........................      4,901       5,412       (511)     (9.4)
    Credit card expenses.............................................      2,913       2,490        423      17.0
    Communications...................................................      2,635       2,476        159       6.4
    Advertising......................................................      2,224       2,182         42       1.9
    (Gain) loss on foreclosed real estate, net of expenses...........      1,927       1,302        625      48.0
    Other............................................................     13,291       9,775      3,516      36.0
                                                                        --------     -------    -------
           Total noninterest expense.................................   $105,741      91,566     14,175      15.5
                                                                        ========      ======     ======    ======

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

     For the year ended December 31, 1996, loan servicing fees, net, decreased by $1.1 million, in comparison to 1995. As more fully described under "-- Mortgage Banking Activities," the decrease is attributable to the sale of $427 million of mortgage loan servicing rights during July 1995. First Banks decided to sell the mortgage servicing rights due to favorable pricing available in the marketplace at that time. This sale resulted in a gain of $3.8 million.

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

     FDIC premiums expense for the year ended December 31, 1996 includes an $8.2 million charge for the one-time special deposit insurance assessment passed by Congress and signed by President Clinton on September 30, 1996. This special assessment was used to recapitalize the SAIF of the FDIC and bring it into parity with the BIF of the FDIC.

Loans and Allowance for Possible Loan Losses

     Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 85.7%, 89.2% and 84.8% of total interest income for the years ended December 31, 1997, 1996 and 1995, respectively. Loans, net of unearned discount, were 72.1%, 75.0% and 75.7% of total assets at December 31, 1997, 1996 and 1995, respectively. Consequently, First Banks views the quality, yield and growth of the loan portfolio to be primary objectives in its growth and profitability.

     During the three years ended December 31, 1997, total loans, net of unearned discount, increased 44.8% from $2.07 billion at December 31, 1994 to $3.00 billion at December 31, 1997. As discussed under "--General," in 1993 First Banks began a process of substantially enhancing its capabilities to achieve and manage internal growth. A key element of this process was the expansion of the corporate business development staff which is responsible for the internal development of both loan and deposit relationships with commercial customers. These customers require loans categorized by type of collateral as commercial, financial and agricultural loans, real estate construction and land development loans and commercial real estate loans.

     While this process was occurring, in order to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within its loan portfolio, in 1995 First Banks began reorienting its portfolio. This reorientation provided that as the corporate business development effort continued to originate a substantial volume of new loans, substantially all of the conforming residential mortgage loan production of First Banks would be sold in the secondary mortgage market, and the origination of indirect automobile loans would be substantially reduced. Consequently, these sectors of the portfolio began to decline substantially. This process was accelerated in 1995 by the sale of $147 million of residential real estate loans from the portfolio. As a result, much of the growth in corporate lending was offset by reductions in residential real estate and indirect automobile lending.

     In addition, First Banks' acquisitions during this period added substantial portfolios of new loans. However, many of these portfolios contained significant loan problems. As these banks resolved their asset quality issues, those portfolios tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating old ones.

     A summary of the effects of these factors on the loan portfolio for the three years ended December 31, 1997 follows:

                                                                              Increase (decrease) in loans for
                                                                                 the year ended December 31,
                                                                                 ---------------------------
                                                                               1997         1996        1995
                                                                               ----         ----        ----
                                                                              (dollars expressed in thousands)
        Internal loan volumes:
             Commercial lending..........................................  $  378,882     209,251     119,017
             Residential real estate lending.............................    (144,707)   (164,400)   (127,648)
             Consumer lending, net of unearned discount..................     (54,305)    (82,231)    (42,453)

        Loans provided by acquisitions...................................      54,361      61,130     721,733
                                                                           ----------   ---------   ---------
             Total increase in loans.....................................  $  234,231      23,750     670,649
                                                                           ==========   =========   =========

        Increase (decrease) in potential problem loans (1)...............  $   (7,600)    (25,500)     52,700
                                                                           ==========   =========   =========
---------------------
(1)  Potential  problem  loans  include  nonperforming  loans  and  other  loans identified by management as having potential credit problems.

     First Banks' lending strategy stresses quality, growth and diversification by collateral, geography and industry. A common credit underwriting structure is in place throughout First Banks. The commercial lenders focus principally on small to middle-market companies. Retail lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing needs arising out of First Banks' branch banking network.

     Commercial, financial, agricultural and municipal and industrial development loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate repayment cash flows from income sources even though such loans and bonds may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties, represent interim financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.



     The following table shows the composition of the loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                                December 31,
                                             -----------------------------------------------------------------------------------
                                                   1997              1996             1995            1994             1993
                                             --------------    -------------     -------------    ------------     -------------
                                               Amount     %     Amount     %     Amount      %     Amount    %     Amount     %
                                                                         (dollars expressed in thousands)

Commercial, financial and agricultural..  $  621,618  21.1%  $ 457,186  16.7% $ 364,018   13.5%$  208,649  10.2% $ 160,211   12.8%
Real estate construction and development     413,107  14.0     289,378  10.5    209,802    7.8    122,912   6.0     76,049    6.1
Real estate mortgage:
    One-to-four-family residential loans     915,205  31.1   1,059,770  38.7  1,199,491   44.4    967,129  47.1    584,868   46.6
    Other real estate loans.............     713,910  24.3     600,810  21.9    512,264   19.0    332,075  16.1    243,382   19.4
Consumer and installment, net of
    unearned discount...................     279,279   9.5     333,340  12.2    413,609   15.3    422,461  20.6    189,851   15.1
                                          ----------  ----   ---------  ----    -------   ----  ---------  ----  ---------   ----
         Total loans, excluding
            loans held for sale.........   2,943,119 100.0%  2,740,484 100.0% 2,699,184  100.0% 2,053,226 100.0% 1,254,361  100.0%
                                                     =====             =====             =====            =====            =====
Loans held for sale.....................      59,081            27,485           45,035            20,344          107,657
                                          ----------         ---------          -------         ---------        ---------
         Total loans....................  $3,002,200        $2,767,969       $2,744,219        $2,073,570       $1,362,018
                                          ==========        ==========       ==========        ==========        ==========


     Loans at December 31, 1997 mature as follows:
                                                                        Over one year
                                                                         through five
                                                                           years          Over five years
                                                                           -----          ---------------
                                                          One year     Fixed   Floating    Fixed Floating
                                                          or less      rate      rate      rate    rate       Total
                                                          -------      ----      ----      ----    ----       -----
                                                                    (dollars expressed in thousands)

Commercial, financial and agricultural................ $   492,939   100,011     22,141     4,483   2,044     621,618
Real estate construction and development..............     392,117    13,571      6,957       115     347     413,107
Real estate mortgage  ................................     858,676   343,837    280,855   134,189  11,558   1,629,115
Consumer and installment, net of unearned discount....      76,381   191,042        223    11,633      --     279,279
Loans held for sale...................................      59,081        --         --        --      --      59,081
                                                       -----------   -------    -------  -------- -------  ----------
         Total loans.................................. $ 1,879,194   648,461    310,176   150,420  13,949   3,002,200
                                                       ===========   =======  =========  ======== =======  ==========


       Following is a summary of loan loss  experience  for the five years ended
December 31, 1997:

                                                                               December 31,
                                                          --------------------------------------------------------
                                                           1997        1996        1995         1994         1993
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for possible loan losses, beginning of
      period........................................  $   46,781      52,665      28,410       23,053        20,897
Acquired allowances for possible loan losses.........         30       2,338      24,655        5,026         2,079
                                                      ----------  ----------    --------    ---------     ---------
                                                          46,811      55,003      53,065       28,079        22,976
                                                      ----------  ----------    --------    ---------     ---------
Loans charged-off:
    Commercial, financial and agricultural...........     (2,308)     (8,918)     (2,337)        (813)       (2,023)
    Real estate construction and development.........     (2,242)     (1,241)       (275)        (119)          (19)
    Real estate mortgage.............................     (6,250)    (10,308)     (5,948)      (1,282)       (2,212)
    Consumer and installment.........................     (6,032)     (8,549)     (7,060)      (4,482)       (5,277)
                                                      ----------  -----------   --------    ---------     ---------
            Total....................................    (16,832)    (29,016)    (15,620)      (6,696)       (9,531)
                                                      ----------  -----------   --------    ---------     ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      2,146       2,642       1,714          831         1,191
    Real estate construction and development.........        269         495         666          401           241
    Real estate mortgage.............................      3,666       3,255         290          840         1,396
    Consumer and installment.........................      3,149       2,908       2,189        3,097         2,324
                                                      ----------  ----------    --------    ---------     ---------
            Total....................................      9,230       9,300       4,859        5,169         5,152
                                                      ----------  ----------    --------    ---------     ---------
            Net loans charged-off....................     (7,602)    (19,716)    (10,761)      (1,527)       (4,379)
                                                      ----------  ----------    --------    ---------     ---------
Provision for possible loan losses...................     11,300      11,494      10,361        1,858         4,456
                                                      ----------  ----------    --------    ---------     ---------
Allowance for possible loan losses, end of period.... $   50,509      46,781      52,665       28,410        23,053
                                                      ==========  ==========    ========    ==========    =========
Loans outstanding:
    Average.......................................... $2,846,157   2,726,297   2,598,936    1,616,634     1,340,641
    End of period....................................  3,002,200   2,767,969   2,744,219    2,073,570     1,362,018
    End of period, excluding loans held for sale.....  2,943,119   2,740,484    2,699,184   2,053,226     1,254,361
                                                      ==========  ==========    =========   =========     =========
    Ratio of allowance for possible loan losses
      to loans outstanding:
         Average.....................................       1.77%        1.72%       2.03%       1.76%        1.72%
         End of period...............................       1.68         1.69        1.92        1.37         1.69
         End of period, excluding loans
           held for sale.............................       1.72        1.71        1.95         1.38         1.84
    Ratio of net charge-offs to average loans
      outstanding....................................       0.27        0.72        0.41         0.09         0.33
                                                      ==========   =========    ========    =========     ========
Allocation of allowance for possible loan losses
   at end of period:
    Commercial, financial and agricultural........... $   14,879      13,579      12,501        4,160        3,531
    Real estate construction and development.........      7,148       4,584       4,665        2,440        2,867
    Real estate mortgage.............................     18,317      14,081      19,849        8,051        6,712
    Consumer and installment.........................      5,089      10,296      10,016        6,225        2,925
    Unallocated......................................      5,076       4,241       5,634        7,534        7,018
                                                      ----------   ---------    --------    ---------     --------
            Total.................................... $   50,509      46,781      52,665       28,410       23,053
                                                      ==========   =========    ========    =========     ========
Percent of categories to loans, net of
  unearned discount:
    Commercial, financial and agricultural...........       20.71%     16.52%      13.27%        10.06%      11.76%
    Real estate construction and development.........       13.76      10.45        7.65          5.93        5.58
    Real estate mortgage.............................       54.26      60.00       62.49         62.66       60.81
    Consumer and installment.........................        9.30      12.04       14.95         20.37       13.94
    Loans held for sale..............................        1.97       0.99        1.64          0.98        7.91
                                                      -----------  ---------    --------    ----------    --------
            Total....................................      100.00%    100.00%     100.00%       100.00%     100.00%
                                                      ===========  =========    ========    ==========    ========




       Following is a summary of nonperforming assets by category:

                                                                                   December 31,
                                                              -----------------------------------------------------
                                                              1997        1996          1995        1994       1993
                                                              ----        ----          ----        ----       ----
                                                                        (dollars expressed in thousands)
Commercial, financial and agricultural:
    Nonaccrual.......................................  $     4,017       4,113         9,930       2,540      4,278
    Restructured terms...............................           --         130            --          60         60
Real estate construction and development:
    Nonaccrual.......................................        4,097         817         2,002       1,448         70
Real estate mortgage:
    Nonaccrual.......................................       10,402      24,486        27,159      11,637      7,546
    Restructured terms...............................        5,456         278            --         222        227
Consumer and installment:
    Nonaccrual.......................................           94         440           300         293         49
    Restructured terms...............................           --           5            --          --         --
                                                       -----------    --------    ----------   ---------  ---------
          Total nonperforming loans..................       24,066      30,269        39,391      16,200     12,230
Other real estate....................................        7,324      10,607         7,753       6,740      2,529
                                                       -----------   ---------    ----------   ---------  ---------
          Total nonperforming  assets................  $    31,390      40,876        47,144      22,940     14,759
                                                       ===========   =========    ==========   =========  =========

Loans, net of unearned discount......................  $ 3,002,200   2,767,969     2,744,219   2,073,570  1,362,018
                                                       ===========   =========    ==========   =========  =========
Loans past due 90 days or more and still accruing....  $     2,725       3,779         8,474       1,885      1,199
                                                       ===========   =========    ==========   =========  =========

Allowance for possible loan losses to loans..........         1.68%       1.69%         1.92%       1.37%      1.69%
Nonperforming loans to loans.........................         0.80        1.09          1.44        0.78       0.90
Allowance for possible loan losses to
    nonperforming loans..............................       209.88      154.55        133.70      175.37     188.50
Nonperforming assets to loans and
    foreclosed assets................................         1.04        1.47          1.71        1.10       1.08
                                                       ===========   =========    ==========   =========  =========

     As of December 31, 1997 and 1996, $30.7 million and $31.5 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

     First Banks' credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. Basically, the system requires rating all loans at the time they are made, except for homogeneous categories of loans, such as residential real estate mortgage loans, indirect automobile loans and credit card loans. These homogeneous loans are assigned an initial rating based on First Banks' experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.

     Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and credit administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal watch list review meetings.

     Each month, credit administration provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

     First Banks does not engage in foreign lending. Additionally, First Banks does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. First Banks does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

     Deposits are the primary source of funds for the Subsidiary Banks. First Banks' deposits consist principally of core deposits from its Subsidiary Banks' local market areas. The following table sets forth the distribution of First Banks' deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit:

                                                                      December 31,
                                                                      ------------
                                              1997                        1996                       1995
                                     ----------------------   -------------------------     ------------------------
                                             Percent                     Percent                     Percent
                                               of                         of                           of
                                    Amount  deposits  Rate     Amount    deposits  Rate      Amount  deposits    Rate
                                    ------  --------  ----     ------    --------  ----      ------  --------    ----
                                                        (dollars expressed in thousands)

Demand deposits................. $  485,222    13.17%   --   $418,193    12.91%     --  $     389,658   12.24%    --
Interest-bearing demand
   deposits.....................    348,080     9.45  1.76    337,618    10.42       1.73     307,584    9.66   1.89
Savings deposits................    947,029    25.70  3.68    671,286    20.73       3.07     690,902   21.70   3.16
Time deposits of $100,000
   or more......................    219,417     5.95  5.63    169,057     5.22       5.64     201,025    6.31   5.69
Other time deposits.............  1,684,847   45.73   5.66  1,642,413    50.72       5.69   1,594,522   50.09   5.72
                                 ----------  ------   ====  ---------   ------       ==== -----------  ------   ====
         Total deposits......... $3,684,595  100.00%       $3,238,567   100.00%           $ 3,183,691  100.00%
                                 ==========  ======        ==========   ======            ===========  ======

Capital and Dividends

     Historically, First Banks has accumulated capital to support its acquisitions by retaining most of its earnings. Relatively small dividends are paid on the Class A convertible, adjustable rate preferred stock and the Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 1997, 1996 and 1995. The dividends paid on the Class C Preferred Stock were $4.28 million, $4.94 million and $4.95 million for the years ended December 31, 1997, 1996 and 1995, respectively. First Banks has never paid, and has no present intention to pay, dividends on its common stock.

     As discussed under "--Company Profile" and "Financial Condition and Average Balances," in 1997 First Banks formed First Trust for the purpose of issuing $86.25 million of Preferred Securities. First Banks received the proceeds and issued a subordinated debenture to First Trust. The Preferred Securities are considered Tier 1 capital for regulatory purposes.
See Note 18 to the consolidated financial statements.

Liquidity

     The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The Subsidiary Banks' primary sources for liquidity are customer deposits, loan payments, maturities and sales of investments and earnings. In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks (FHLB) and other borrowings, including First Banks' $90 million Credit Agreement. The aggregate funds acquired from those sources were $328.7 million and $315.4 million at December 31, 1997 and 1996, respectively.

     At December 31, 1997, First Banks' more volatile sources of funds mature as follows:

                                                           (dollars expressed in
                                                                  thousands)

 Three months or less.........................................   $  122,622
 Over three months through six months.........................       52,921
 Over six months through twelve months........................       55,701
 Over twelve months...........................................       97,470
                                                                 ----------
          Total...............................................   $  328,714
                                                                 ==========

     Management believes the earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the Preferred Securities issued in February 1997.

Year 2000 Compatibility

     First Banks has significant dependence on various computer equipment and software for its daily operations. Most software systems were originally designed to operate using date fields which contain two digits to correspond to the last two digits of the year. With the approaching change to the Year 2000, this limitation in these systems could cause the computers to misinterpret years beginning with "20" as instead being years beginning with "19". If not corrected, this could cause miscalculation of data for financial purposes, and operating failure of equipment which is date dependent. While the most obvious location of this problem is the mainframe computer system, there are many other potential ramifications. These can be categorized as: (1) the ancillary software systems which are used for various other purposes throughout First Banks on secondary mainframe computers, personal computers or intelligent terminals; (2) other types of equipment which are not related to or connected to computer equipment, such as vault time locks, elevators, security equipment and heating/air conditioning systems, which are used in bank branches for various purposes; and (3) the effects which the transition to the Year 2000 may have on external suppliers and servicers, as well as the loan and deposit customers of First Banks.

     Recognizing this, First Banks has established an operating committee to identify all of the various Year 2000 problems which may arise and work with the various departments within First Banks to address these issues. Since most of the software used by First Banks is purchased from outside vendors, First Banks has been working with these vendors to ensure that the issues are being corrected. In a few instances, there are particular systems or equipment which the vendors do not intend to convert to Year 2000 compatibility. However, generally these are items which are at the end of their economic lives and scheduled for replacement. Consequently, First Banks believes its cost of Year 2000 compliance will not be material to its financial position or results of operation. These costs are expensed as they occur.

     First Banks' Subsidiary Banks are subject to risks associated with the Year 2000 software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. First Banks' process of evaluating potential effects of Year 2000 issues on customers of the Subsidiary Banks is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers of First Banks' Subsidiary Banks. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the Subsidiary Banks to enable First Banks to assess the degree to which customers' operations are susceptible to potential problems, First Banks will be unable to quantify the potential for losses from loans to commercial customers.

Effects of New Accounting Standards

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income. The statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the statement is effective for fiscal years beginning after December 15, 1997, First Banks does not believe the SFAS will have a material impact to the Company's financial statements.

     In addition, the FASB issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. The statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business
Enterprise. First Banks is currently evaluating information required in the statement and believes expanded disclosure information will be required to be included in First Banks' financial statements beginning in 1998.

Effects of Inflation

     Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions which are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, First Banks believes this is generally manageable through its asset/liability management program.



                                  Quarterly Condensed Financial Data (Unaudited)

                                                                                   1997 Quarter Ended
                                                                                   ------------------
                                                                                              Septem-     Decem-
                                                                     March 31     June 30     ber 30      ber 31
                                                                     --------     -------     ------      ------
                                                                           (dollars expressed in thousands,
                                                                                except per share data)

Interest income.................................................     $ 69,300      72,779     74,740      78,282
Interest expense................................................       34,756      35,338     39,071      39,666
                                                                     --------     -------    -------    --------
                Net interest income.............................       34,544      37,441     35,669      38,616
Provision for possible loan losses..............................        2,850       3,175      3,100       2,175
                                                                     --------     -------    -------    --------
                Net interest income after provision
                  for possible loan losses......................       31,694      34,266     32,569      36,441
Noninterest income..............................................        5,209       5,706      8,829       5,953
Noninterest expense.............................................       25,152      27,682     27,862      29,591
                                                                     --------     -------    -------    --------
                Income before provision for income taxes
                  and minority interest in (income) loss
                  of subsidiaries...............................       11,751      12,290     13,536      12,803
Provision for income taxes......................................        3,714       4,051      4,632       3,686
                                                                     --------     -------    -------    --------
                Income before minority interest in
                  income of subsidiaries........................        8,037       8,239      8,904       9,117
Minority interest in income of subsidiaries.....................         (201)       (376)      (363)       (330)
                                                                     --------     -------    -------    --------
                Net income......................................     $  7,836       7,863      8,541       8,787
                                                                     ========     =======    =======    ========
Earnings per share:.............................................
    Basic.......................................................     $ 277.11      281.23     307.87      315.49
    Diluted.....................................................       266.69      268.02     295.45      306.11
                                                                     ========     =======    =======    ========


                                                                                   1996 Quarter Ended
                                                                                   ------------------
                                                                                              Septem-     Decem-
                                                                      March 31     June 30    ber 30      ber 31
                                                                      --------     -------    ------      ------
                                                                            (dollars expressed in thousands
                                                                                except per share data)

Interest income.................................................     $ 66,656      65,453     64,899      69,013
Interest expense................................................       36,551      35,317     34,712      35,090
                                                                     --------     -------    -------     -------
                Net interest income.............................       30,105      30,136     30,187      33,923
Provision for possible loan losses..............................        3,104       3,100      2,570       2,720
                                                                     --------     -------    -------     -------
                Net interest income after provision
                  for possible loan losses......................       27,001      27,036     27,617      31,203
Noninterest income..............................................        5,119       5,169      5,510       4,923
Noninterest expense.............................................       25,037      24,043     32,157      24,504
                                                                     --------     -------    -------     -------
                Income before provision (benefit) for income taxes
                  and minority interest in income
                  of subsidiaries...............................        7,083       8,162        970      11,622
Provision (benefit) for income taxes............................        2,564       2,554       (814)      2,656
                                                                     --------     -------    -------     -------
                Income before minority interest in
                  income of subsidiaries........................        4,519       5,608      1,784       8,966
Minority interest in income of subsidiaries.....................          (82)       (138)      (252)       (187)
                                                                     --------     -------    -------     -------
                Net income......................................     $  4,437       5,470      1,532       8,779
                                                                     ========     =======    =======     =======
Earnings per share:.............................................
    Basic.......................................................     $ 126.92      173.34       4.14      308.05
    Diluted.....................................................       125.39      166.96       4.14      296.09
                                                                     ========     =======    =======     =======


KPMG Peat Marwick LLP











The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                /s/KPMG Peat Marwick LLP


St. Louis, Missouri
March 6, 1998

                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)

                                                                                              December 31,
                                                                                                 ------------
                                                                                            1997            1996
                                                                                            ----            ----
                                             ASSETS
                                             ------

Cash and cash equivalents:
    Cash and due from banks........................................................    $   142,125         147,804
    Interest-bearing deposits with other financial institutions -
      with maturities of three months or less......................................          2,840           6,050
    Federal funds sold.............................................................         23,515          74,100
                                                                                       -----------       ---------
               Total cash and cash equivalents.....................................        168,480         227,954
                                                                                       -----------       ---------

Investment securities:
    Trading, at fair value.........................................................          3,110              --
    Available for sale, at fair value..............................................        773,271         532,605
    Held to maturity, at amortized cost (fair value of $19,835 and
      $20,611 at December 31, 1997 and 1996, respectively).........................         19,149          20,196
                                                                                       -----------       ---------
               Total investment securities.........................................        795,530         552,801
                                                                                       -----------       ---------

Loans:
    Commercial, financial and agricultural.........................................        621,618         457,186
    Real estate construction and development.......................................        413,107         289,378
    Real estate mortgage...........................................................      1,629,115       1,660,580
    Consumer and installment.......................................................        287,752         341,154
    Loans held for sale............................................................         59,081          27,485
                                                                                       -----------       ---------
               Total loans.........................................................      3,010,673       2,775,783
    Unearned discount..............................................................         (8,473)         (7,814)
    Allowance for possible loan losses.............................................        (50,509)        (46,781)
                                                                                       -----------       ---------
               Net loans...........................................................      2,951,691       2,721,188
                                                                                       -----------       ---------

Bank premises and equipment, net of accumulated
    depreciation and amortization..................................................         51,505          48,078
Intangibles associated with the purchase of subsidiaries...........................         25,835          23,303
Mortgage servicing rights, net of amortization.....................................          9,046          10,230
Accrued interest receivable........................................................         28,358          23,250
Other real estate..................................................................          7,324          10,607
Deferred income taxes..............................................................         43,355          43,406
Other assets.......................................................................         83,890          28,337
                                                                                       -----------       ---------
               Total assets........................................................    $ 4,165,014       3,689,154
                                                                                       ===========       =========


The accompanying notes are an integral part of the consolidated financial statements.




                                           Consolidated Balance Sheets (Continued)
                                   (dollars expressed in thousands, except per share data)


                                                                                                 December 31,
                                                                                                 ------------
                                                                                            1997            1996
                                                                                            ----            ----
                                           LIABILITIES
                                           -----------
Deposits:
    Demand:
      Non-interest-bearing........................................................     $   485,222         418,193
      Interest-bearing............................................................         348,080         337,618
    Savings.......................................................................         947,029         671,286
    Time:
      Time deposits of $100 or more...............................................         219,417         169,057
      Other time deposits.........................................................       1,684,847       1,642,413
                                                                                       -----------      ----------
          Total deposits..........................................................       3,684,595       3,238,567
Other borrowings..................................................................          54,153          69,982
Notes payable.....................................................................          55,144          76,330
Accrued interest payable..........................................................           9,976          10,288
Deferred income taxes.............................................................           9,029           6,194
Accrued and other liabilities.....................................................          20,990          23,521
Minority interest in subsidiaries.................................................          16,407          12,883
                                                                                       -----------      ----------
          Total liabilities.......................................................       3,850,294       3,437,765
                                                                                       -----------      ----------

Guaranteed preferred beneficial interests in First Banks, Inc.
    subordinated debenture........................................................          83,183              --
                                                                                       -----------      ----------


                                      STOCKHOLDERS' EQUITY

Preferred stock:
    Preferred stock,  $1.00 par value;  5,000,000 shares  authorized;  no shares issued and  outstanding  at December  31, 1997;  Class C 9.00%  increasing rate, redeemable, cumulative, $25.00 stated value;
      2,155,500 shares issued and outstanding at December 31, 1996................              --          53,887
    Class A convertible, adjustable rate, $20.00 par value; 750,000
      shares authorized; 641,082 shares issued and outstanding....................          12,822          12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares authorized,
      160,505 shares issued and outstanding.......................................             241             241
Common stock, $250.00 par value; 25,000 shares authorized; 23,661
    shares issued and outstanding.................................................           5,915           5,915
Capital surplus...................................................................           3,978           3,289
Retained earnings.................................................................         199,143         171,182
Net fair value adjustment for securities available for sale.......................           9,438           4,053
                                                                                       -----------      ----------
          Total stockholders' equity..............................................         231,537         251,389
                                                                                       -----------      ----------
          Total liabilities and stockholders' equity..............................     $ 4,165,014       3,689,154
                                                                                       ===========      ==========


                        Consolidated Statements of Income

             (dollars expressed in thousands, except per share data)


                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                   1997         1996        1995
                                                                                   ----         ----        ----
Interest income:
    Interest and fees on loans...............................................   $252,766      237,379      221,934
    Investment securities:
       Taxable...............................................................     35,248       22,639       34,379
       Nontaxable............................................................      1,008        1,240        1,390
    Federal funds sold and other.............................................      6,079        4,763        3,918
                                                                                --------       ------      -------
         Total interest income...............................................    295,101       266,021     261,621
                                                                                --------       -------     -------
Interest expense:
    Deposits:
       Interest-bearing demand...............................................      5,648        4,845        5,760
       Savings...............................................................     27,383       22,687       22,737
       Time deposits of $100 or more.........................................     10,386        8,977        9,315
       Other time deposits...................................................     95,244       88,228       78,250
    Interest rate exchange agreements, net...................................      6,574        7,623        6,911
    Notes payable and other borrowings.......................................      3,596        9,310       21,972
                                                                                --------       ------      -------
         Total interest expense..............................................    148,831      141,670      144,945
                                                                                --------      -------      -------
         Net interest income.................................................    146,270      124,351      116,676
Provision for possible loan losses...........................................     11,300       11,494       10,361
                                                                                --------       -------     -------
         Net interest income after provision for possible loan losses........    134,970       112,857     106,315
                                                                                --------       -------     -------
Noninterest income:
    Service charges on deposit accounts and customer service fees............     12,491       12,521       10,661
    Credit card fees.........................................................      2,914        2,475        2,179
    Loan servicing fees, net.................................................      1,628        1,837        2,932
    Gain (loss) on mortgage loans sold and held for sale.....................        716           40         (608)
    Net gain (loss) on sales of securities...................................       2,335        (311)        (866)
    Net gain on sales of trading securities..................................        121           --           --
    Gain on sale of mortgage loan servicing rights...........................         --           --        3,843
    Loss on cancellation of interest rate swap agreement.....................         --           --       (3,342)
    Other income.............................................................      5,492        4,159        4,608
                                                                                --------       ------      -------
         Total noninterest income............................................     25,697       20,721       19,407
                                                                                --------       ------      -------
Noninterest expense:
    Salaries and employee benefits...........................................     43,011       39,995       37,941
    Occupancy, net of rental income..........................................     10,617        9,758        8,709
    Furniture and equipment..................................................      7,618        7,218        6,852
    Federal Deposit Insurance Corporation premiums...........................        804       11,715        4,911
    Postage, printing and supplies...........................................      4,187        4,687        4,678
    Data processing fees.....................................................      8,450        4,477        4,838
    Legal, examination and professional fees.................................      4,587        4,901        5,412
    Credit card expenses.....................................................      3,343        2,913        2,490
    Communications...........................................................      2,611        2,635        2,476
    Advertising..............................................................      4,054        2,224        2,182
    (Gain) loss on foreclosed real estate, net of expenses...................       (331)       1,927        1,302
    Guaranteed preferred debenture expense...................................      7,322           --           --
    Other expenses...........................................................     14,014       13,291        9,775
                                                                                --------       -------     -------
         Total noninterest expense...........................................    110,287       105,741      91,566
                                                                                --------       -------     -------
         Income before provision for income taxes and minority interest
               in  (income) loss of subsidiaries.............................     50,380       27,837       34,156
Provision for income taxes...................................................     16,083        6,960       11,038
                                                                                --------       ------      -------
         Income before minority interest in (income) loss of subsidiaries....     34,297       20,877       23,118
Minority interest in (income) loss of subsidiaries...........................     (1,270)        (659)       1,353
                                                                                --------       ------      -------
         Net income..........................................................     33,027       20,218       24,471
Preferred stock dividends....................................................      5,067        5,728        5,736
                                                                                --------       ------      -------
         Net income available to common stockholders.........................   $ 27,960        14,490      18,735
                                                                                ========       =======     =======
Earnings per common share:
    Basic....................................................................   $1,181.69      612.46       791.82
    Diluted..................................................................   $1,134.28      596.83       759.09
                                                                                =========      ======      =======

Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                                ========       ======      =======

The accompanying notes are an integral part of the consolidated financial statements.





                                 Consolidated Statements of Changes in Stockholders' Equity
                                   (dollars expressed in thousands, except per share data)

                                             Three years ended December 31, 1997


                                                   Class C                                                    Net fair
                                                  preferred     Adjustable rate                                 value
                                                   stock,       preferred stock                              adjustment  Total
                                                                ---------------                                  for
                                                 increasing   Class A                                         securities stock-
                                                    rate,     conver-             Common    Capital  Retained available  holders'
                                                 redeemable    tible    Class B    stock    surplus  earnings  for sale  equity
                                                 ----------    -----    -------    -----    -------  --------  --------  -------

Consolidated balances, January 1, 1995........... $ 55,000    12,822      241     5,915     4,479    137,957      898   217,312

Year ended December 31, 1995:
  Consolidated net income........................       --        --       --        --        --     24,471       --    24,471
  Class C preferred stock dividends, $2.25
      per share..................................       --        --       --        --        --     (4,950)      --    (4,950)
  Class A preferred stock dividends, $1.20
     per share...................................       --        --       --        --        --       (769)      --      (769)
  Class B preferred stock dividends, $.11
      per share..................................       --        --       --        --        --        (17)      --       (17)
  Effect of capital stock transactions of
     majority-owned subsidiary...................       --        --       --        --      (172)        --       --      (172)
   Net fair value adjustment for securities
     available for sale..........................       --        --       --        --        --         --   (1,270)   (1,270)
                                                  --------    ------      ---     -----     -----   --------    -----   -------
Consolidated balances, December 31, 1995.........   55,000    12,822      241     5,915     4,307    156,692     (372)  234,605

Year ended December 31, 1996:
    Consolidated net income......................       --        --       --       --        --     20,218       --    20,218
    Class C preferred stock dividends, $2.25
      per share..................................       --        --       --       --        --     (4,942)      --    (4,942)
    Class A preferred stock dividends, $1.20
      per share..................................       --        --       --        --        --      (769)       --      (769)
    Class B preferred stock dividends, $.11
     per share...................................       --        --       --        --        --       (17)       --       (17)
    Purchase and retirement of Class C
       preferred shares..........................   (1,113)       --       --        --       (26)        --       --    (1,139)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --        --       --        --      (992)        --       --      (992)
    Net fair value adjustment for securities
       available for sale........................       --        --       --        --        --         --    4,425     4,425
                                                  --------    ------       ---     -----     -----   --------    -----   -------
Consolidated balances, December 31, 1996.........   53,887    12,822      241     5,915     3,289    171,182    4,053   251,389

Year ended December 31, 1997:
    Consolidated net income......................       --       --        --        --        --     33,027      --     33,027
    Class C preferred stock dividends, $2.25
      per share..................................       --       --        --        --        --     (4,280)     --    (4,280)
    Class A preferred stock dividends, $1.20
      per share..................................       --       --        --        --        --       (769)     --      (769)
    Class B preferred stock dividends, $.11
      per share..................................       --       --        --        --        --        (17)     --       (17)
    Purchase and retirement of Class C
       preferred shares..........................   (6,774)      --        --        --      (161)        --       --    (6,935)
    Redemption of Class C preferred shares.......  (47,113)      --        --        --        --         --       --   (47,113)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --        --        --       850         --       --       850
    Net fair value adjustment for securities
       available for sale........................       --       --        --        --        --         --    5,385     5,385
                                                  --------    -----      ----      ----      ----   --------    -----   -------
Consolidated balances, December 31, 1997......... $     --    12,822      241     5,915     3,978    199,143    9,438   231,537
                                                  ========    ======     ====     =====     =====   ========    =====   =======

The accompanying notes are an integral part of the consolidated financial statements.





                      Consolidated Statements of Cash Flows
                        (dollars expressed in thousands)


                                                                                        Years ended December 31,
                                                                                        ------------------------
                                                                                      1997       1996        1995
                                                                                      ----       ----        ----
Cash flows from operating activities:
    Net income..................................................................  $ 33,027     20,218       24,471
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.............     5,687      5,784        5,534
       Amortization, net of accretion...........................................     9,512     12,481        4,520
       Originations and purchases of loans held for sale........................  (174,330)  (135,792)     (67,005)
       Proceeds from the sale of loans held for sale............................   148,350    113,074      207,077
       Provision for possible loan losses.......................................    11,300     11,494       10,361
       Provision for income taxes...............................................    16,083      6,960       11,039
       Payments of income taxes.................................................   (17,976)    (7,655)      (1,105)
       (Increase) decrease in accrued interest receivable.......................    (5,107)      (623)       1,320
       Net increase in trading securities.......................................    (3,110)        --           --
       Interest accrued on liabilities..........................................   148,831    141,670      144,946
       Payments of interest on liabilities......................................  (149,380)  (142,210)    (145,066)
       Other operating activities, net..........................................    (7,284)    (6,637)      (5,190)
       Minority interest in income (loss) of subsidiaries.......................     1,270        659       (1,353)
                                                                                  --------    -------     --------
          Net cash provided by operating activities.............................    16,873     19,423      189,549
                                                                                  --------    -------     --------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received..    84,556     10,715       54,458
    Sales of investment securities of acquired entity...........................        --         --       88,334
    Sales of investment securities available for sale...........................    20,930     91,147      279,537
    Maturities of investment securities available for sale......................   447,547    440,314      147,395
    Maturities of investment securities held to maturity........................     1,804     14,643       36,469
    Purchases of investment securities available for sale.......................  (686,474)  (527,091)    (282,599)
    Purchases of investment securities held to maturity.........................      (844)      (916)      (2,397)
    Net (increase) decrease in loans............................................  (174,804)    20,350      (71,211)
    Recoveries of loans previously charged-off..................................     9,230      9,300        4,859
    Purchases of bank premises and equipment....................................    (6,413)    (3,299)      (5,337)
    Interest rate futures contracts, net........................................        --         --      (22,167)
    Other investing activities..................................................   (54,681)    10,657        3,946
                                                                                  ---------    ------     --------
          Net cash provided by (used in) investing activities...................  (359,149)    65,820      231,287
                                                                                  ---------    ------     --------

Cash flows from financing activities:
       Increase (decrease) in demand and savings deposits.......................   304,193    (20,466)    (123,260)
       Increase (decrease) in time deposits.....................................    (8,348)   (15,804)      55,885
       Decrease in federal funds purchased......................................        --     (3,000)     (67,300)
       Decrease in Federal Home Loan Bank advances..............................   (37,218)   (10,606)    (170,644)
       Increase (decrease) in securities sold under agreements to repurchase....    21,390     13,525      (55,615)
       Increase (decrease) in notes payable.....................................   (21,186)   (13,284)      13,751
       Purchase and retirement of Class C preferred shares......................   (54,048)    (1,139)          --
       Proceeds from issuance of guaranteed preferred subordinated debenture....    83,086         --           --
       Payment of preferred stock dividends.....................................    (5,067)    (5,728)      (5,736)
          Net cash provided by (used in) financing activities...................   282,802    (56,502)    (352,919)
                                                                                  --------     -------    --------
          Net increase (decrease) in cash and cash equivalents..................   (59,474)    28,741       67,917
Cash and cash equivalents, beginning of year....................................   227,954    199,213      131,296
                                                                                  --------    -------     --------
Cash and cash equivalents, end of year..........................................  $168,480    227,954      199,213
                                                                                  ========    =======     ========

Noncash investing and financing activities:
    Loans transferred to foreclosed real estate.................................  $  4,295     10,451        5,395
    Loans to facilitate sales of foreclosed real estate.........................        --         --          587
    Investment securities transferred to available for sale.....................        --         --      174,113
    Receivable from sale of investment securities...............................        --         --       41,265
    Loans transferred to held for sale..........................................        --     39,996      146,991
                                                                                  ========     ======     ========


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

     Basis of Presentation. The consolidated financial statements of First Banks have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1996 and 1995 amounts have been reclassified to conform with the classifications and format used for 1997.

     Principles of Consolidation. The consolidated financial statements include the accounts of First Banks, Inc. and all of its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated in consolidation. First Banks operates through its subsidiary bank holding companies and financial institutions (Subsidiary Banks) as follows:

    First Bank, headquartered in St. Louis County, Missouri (First Bank). First Banks America, Inc., headquartered in St. Louis County, Missouri
    (FBA), and its holly owned subsidiaries:
         BankTEXAS N. A., headquartered in Houston, Texas (BankTEXAS).
         First Bank of California, headquartered in Roseville, California
         (FB California).
    CCB  Bancorp, Inc., headquartered in Irvine, California (CCB), and
         its   wholly   owned   subsidiary:
         First   Bank  &   Trust, headquartered in Irvine, California (FB&T).
    FirstCommercial  Bancorp,   Inc.,   headquartered  in  Sacramento,
         California (FCB), and its wholly owned subsidiary: First Commercial Bank, headquartered in Sacramento, California
         (First Commercial).

     All of the Subsidiary Banks are wholly owned by their respective parents except FBA and FCB, which were 65.85% and 61.48% owned, respectively, by First Banks at December 31, 1997. As discussed under "--Acquisitions," FB California is a newly-formed California state bank resulting from the merger of Sunrise Bank of California, which was acquired by FBA on November 1, 1996 and Surety Bank, Vallejo, California, which was acquired by FBA on December 1, 1997. In February 1998, FCB was acquired by FBA, and its subsidiary bank, First Commercial, was merged into FB California.

      Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 1997 and 1996 were $31.3 million and $41.4 million, respectively.

     Investment Securities. The classification of investment securities as trading, available for sale or held to maturity is determined at the date of purchase. Investment securities designated as trading, which include any security held for near term sale, are valued at fair value. Realized and unrealized gains and losses are included in noninterest income.

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

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. First Banks continues to use its existing nonaccrual methods for recognizing interest income on impaired loans.

     Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

     Loan Servicing Income. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall, and amortization of the cost of loan servicing rights. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

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

     Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over two to ten years.

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

     Income Taxes. First Banks, Inc. and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in California, Illinois and Missouri. In addition, First Bank is subject to a financial institutions tax which is based on income. Additionally, included in the unitary Illinois and California income tax returns is the investment in FBA as First Banks' ownership is greater than 50%. FBA and its eligible subsidiaries file a consolidated federal income tax return which is separate from that of First Banks.

     Earnings Per Common Share. First Banks adopted the provisions of SFAS 128, Earnings Per Share (SFAS 128), on a retroactive basis effective December 31, 1997. Accordingly, earnings per common share (EPS) data has been restated to conform with the provisions of SFAS 128.

     SFAS 128 provides for the calculation of a "Basic" and "Diluted" EPS. Basic EPS is computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The implementation of SFAS 128 did not have a material impact on the calculation of EPS.

     Financial Instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

     Financial Instruments With Off-Balance-Sheet Risk. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. Risk that interest rates may move unfavorably from the perspective of First Banks is defined as interest rate risk. The risk that a counterparty to an agreement entered into by First Banks may default is defined as credit risk. These financial instruments currently include interest rate floor and cap agreements and forward contracts to sell mortgage-backed securities.

      First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.

     Interest Rate Swap, Floor and Cap Agreements. Interest rate swap, floor and cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements are amortized to interest expense over the life of the agreement using the interest method. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related liability. If, however, the amount of the underlying hedged liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums, fees paid and deferred losses on early terminations are included in other assets in the accompanying consolidated balance sheets.

     Interest Rate Futures Contracts. Gains and losses on interest rate futures, which qualify as hedges, are deferred. Amortization of the net deferred gains or losses is applied to the interest income of the securities available-for-sale portfolio using the straight-line method. The net deferred gains and losses are applied to the carrying value of the securities available-for-sale portfolio as part of the mark-to-market valuation. In the event the hedged assets are sold, the related gain or loss of the interest rate futures contracts is immediately recognized in the consolidated statements of income.

     Forward Contracts to Sell Mortgage-Backed Securities. Gains and losses on forward contracts, which qualify as hedges, are deferred. The net unamortized balance of such deferred gains and losses is applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

 (2)  Acquisitions

     On January 4, 1995, First Banks completed its acquisition of River Valley Holdings, Inc. and its wholly owned subsidiary, River Valley Savings Bank, F.S.B. (River Valley), for a purchase price of $37.4 million. River Valley's total assets were $412 million, consisting primarily of residential loans of $225 million and investment securities of $125 million. River Valley was merged with First Bank. In addition, River Valley operated a mortgage banking division which serviced approximately $669 million of residential loans for others which was merged into and centralized with First Banks' mortgage banking division effective upon completion of the acquisition. The excess of the cost over the fair value of the net assets acquired was approximately $11.5 million and is being amortized over 15 years.

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

     During 1995, First Banks completed its investment in QCB Bancorp (QCB), a California corporation and sole shareholder of Queen City Bank, N.A., Long Beach, California. QCB's total assets were $56.2 million, consisting primarily of loans of $35.1 million and cash and cash equivalents and investment securities of $20.5 million. The excess of the cost over the fair value of the net assets acquired was approximately $465,000 and is being amortized over 10 years.

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

     The FCB Agreement also provided for FCB to offer to its shareholders, other than First Banks, rights to acquire an aggregate of $400,000 of newly issued common stock at $12.50 per share. FCB completed the offering during 1996 and issued approximately 288,000 shares in exchange for $2.97 million in cash and $643,000 of outstanding dividend obligations. As a result of the offering, First Banks' ownership was reduced to 61.48% at December 31, 1997.

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

     On November 1, 1996, First Banks completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a state chartered bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets; $45.5 million in cash and cash equivalents and investment securities; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million. The excess of the cost over the fair value of the net assets acquired was $3.2 million and is being amortized to expense over 15 years.

     On December 1, 1997, First Banks completed its acquisition of Surety Bank in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction was funded in January 1998 with available cash. At the time of the transaction, Surety had $72.8 million in total assets; $14.9 million in cash and cash equivalents and investment securities; $54.4 million in total loans net of unearned discount; and $67.5 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $3.3 million and is being amortized over 15 years.

     During 1997, First Banks completed its assumption of the deposits and purchase of selected assets of three banking locations of Highland Federal Bank, FSB. The transaction resulted in the acquisition of $82.8 million in deposits. The banking locations operate as branches of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.4 million and is being amortized 10 years.

     The aforementioned acquisitions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The acquisitions were funded by available cash, proceeds from the maturity of short-term investments, borrowings under First Banks' credit agreement and notes payable to former shareholders.


(3)  Investments in Debt and Equity Securities

     Securities Available for Sale. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1997 and 1996 were as follows:

                                                        Maturity                      Total
                                                        --------                      -----
                                                                           After      amor-          Gross                Weighted
                                         1 Year        1-5       5-10       10        tized        unrealized      Fair    average
                                         or less      years      years     years      cost       Gains   Losses    value    yield
                                         -------      -----      -----     -----      ----       -----   ------    -----    -----
                                                                      (dollars expressed in thousands)
 December 31, 1997:
    Carrying value:
       U.S. Treasury..................  $  62,537     216,594        --        --     279,131   1,580      (39)  280,672    5.94%
       U.S. government agencies
         and corporations:
          Mortgage-backed.............        674      51,692    23,856    108,275    184,497     427     (493)  184,431    6.38
          Other.......................     60,719     183,652    18,056         --    262,427     381     (183)  262,625    6.11
       Other..........................        256          --        --          9        265       1       (6)      260    6.31
       Equity investments in other
         financial institutions.......      8,255          --        --         --      8,255  13,025       --    21,280    4.93
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     24,003          --        --         --     24,003      --       --    24,003    6.76
                                        ---------    --------   -------    -------    -------   -----    -----    ------
                Total.................  $ 156,444     451,938    41,912    108,284    758,578   15,414    (721)   773,271   6.12
                                        =========    ========   =======    =======    =======   ======   =====    ======= ======
    Market value:
       Debt securities................  $ 124,195     453,470    41,920    108,403
       Equity securities..............     45,283          --        --         --
                                        ---------    --------   -------    -------
                Total.................  $ 169,478     453,470    41,920    108,403
                                        =========    ========   =======    =======

    Weighted average yield............       5.82%       6.07%     6.32%     6.70%
                                             ====        ====      ====      ====

 December 31, 1996:
    Carrying value:
       U.S. Treasury..................  $ 115,675      31,259         --        --    146,934     166      (73)   147,027  5.38%
       U.S. government agencies
         and corporations:
          Mortgage-backed.............      1,504      70,953    26,500    106,223    205,180     416   (1,383)   204,213
    6.11
          Other.......................     65,351      81,722        --         --    147,073     496     (220)   147,349   5.73
       Other..........................         28         704        --         10        742       2       (2)       742
    5.89
       Equity investments in other
         financial institutions.......      5,256          --        --         --      5,256   6,808       --     12,064
    4.93
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     21,210          --        --         --     21,210      --       --     21,210
                                        ---------    --------   -------    -------    -------    ----    -----    -------
    6.92
                Total.................  $ 209,024     184,638    26,500    106,233    526,395    7,888   (1,678)  532,605
                                        =========    ========   =======    =======    =======    =====   ======   =======
    5.82
    Market value:
       Debt securities................  $ 182,629     184,361    26,320    106,021
       Equity securities..............     33,274          --        --         --
                                        ---------    ---------  --------   --------
                Total.................  $ 215,903     184,361    26,320    106,021
                                        =========    ========   =======    =======

    Weighted average yield............       5.44%       5.93%     5.88%      6.37%
                                             ====        ====      ====       ====



     Securities Held to Maturity. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1997 and 1996 were as follows:

                                                      Maturity               Total
                                                      --------               -----
                                                                    After    amor-        Gross          Weighted
                                        1 Year     1-5      5-10      10     tized     unrealized       Fair   average
                                        or less  years     years    years     cost    Gains  Losses     value   yield
                                        -------  -----     -----    -----     ----    -----  ------    ------   -----
                                                              (dollars expressed in thousands)
 December 31, 1997:
    Carrying value :
     State and political subdivisions..  $1,093    5,324   10,422    2,310   19,149   690     (4)      19,835   5.65%
                                         ======    =====   ======  =======   ======   ===     ===      ======   =====
    Market value :
     Debt securities...................  $1,111    5,431   10,677    2,616
                                         ======    =====   ======    =====

 Weighted average yield................    7.09%    5.38%    5.33%    7.03%
                                           =====   =====   ======    =====

 December 31, 1996:
    Carrying value :
     State and political
         subdivisions..................  $ 589     4,033   13,171    2,403   20,196   485    (70)     20,611    5.56%
                                          =====   ======   ======    =====   ======  ====    ====     ======    ====
    Market value :
       Debt securities.................  $  592    4,098   13,360    2,561
                                         ======    =====   ======    =====

 Weighted average yield................    5.88%    5.82%    5.20%    7.01%
                                           ====     ====    =====    =====

     The  expected   maturities  of  investment   securities   may  differ  from
contractual maturities since borrowers have the right to call or prepay the obligations with or without prepayment penalties.

     Proceeds from sales of securities designated as available for sale were $18.6 million for the year ended December 31, 1997. Gross gains of $2.3 million were realized on these sales. No losses were realized in 1997.

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

     Various subsidiaries of First Banks maintain investments in the Federal Home Loan Bank (FHLB) or the Federal Reserve Bank (FRB). The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank, FB&T and BankTEXAS are members of the FHLB system. The investment in the FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank and BankTEXAS are members of the FRB system.

     Investment securities with a carrying value of approximately $209.1 million and $212.1 million were pledged in connection with deposits of public and trust funds and for other purposes as required by law at December 31, 1997 and 1996, respectively.

(4)  Loans

     Changes in the  allowance  for  possible  loan  losses for the years  ended
December 31 were as follows:

                                                                       1997      1996       1995
                                                                       ----      ----       ----
                                                                   (dollars expressed in thousands)

        Balance, January 1.....................................     $ 46,781     52,665     28,410
        Acquired allowances for possible loan losses...........           30      2,338     24,655
                                                                    --------   --------    -------
                                                                      46,811     55,003     53,065
                                                                    --------   --------    -------
        Loans charged-off......................................      (16,832)   (29,016)   (15,620)
        Recoveries of loans previously charged-off.............        9,230      9,300      4,859
                                                                    --------   --------    -------
        Net loans charged-off..................................       (7,602)   (19,716)   (10,761)
                                                                    --------   --------     ------
        Provision charged to operations........................       11,300     11,494     10,361
                                                                    --------   --------    -------
        Balance, December 31...................................     $ 50,509     46,781     52,665
                                                                    ========   ========    =======

     At December 31, 1997 and 1996, First Banks had $19.7 million and $30.3 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $4.7 million for the year ended December 31, 1997 and $4.2 million for the years ended December 31, 1996 and 1995. Of these amounts, $2.0 million, $2.7 million and $1.9 million were actually recorded as interest income on such loans in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, First Banks had impaired loans in the amount of $29.2 million and $30.3 million, respectively, consisting of $19.7 million and $30.3 million of loans on nonaccrual status, respectively. At December 31, 1997, impaired loans also include $5.5 million of restructured loans. The impaired loans in the amount of $4.7 million had specific reserves of $1.7 million at December 31, 1997. The impaired loans had no specific reserves at December 31, 1996. The average recorded investment in impaired loans was $28.3 million and $36.2 million for the years ended December 31, 1997 and 1996, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.4 million and $2.7 million in 1997 and 1996, respectively.

     First Banks' primary market areas are the states of Missouri, Illinois and California. At December 31, 1997 and 1996, 88% of the total loan portfolio and 93% and 92% of the commercial, financial and agricultural loan portfolio were to borrowers within these regions, respectively.

     Real estate lending constituted the only other significant concentration of credit risk. Real estate loans comprised approximately 70% and 67% of the loan portfolio at December 31, 1997 and 1996, respectively, of which 48% and 51% were consumer-related in the form of residential real estate mortgages and home equity lines of credit.

     First  Banks is, in general,  a secured  lender.  At December  31, 1997 and
1996,  96%  of the  loan  portfolio  was  secured.  Collateral  is  required  in
accordance   with  the  normal   credit   evaluation   process  based  upon  the
creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)  Mortgage Banking Activities
      At December 31, 1997 and 1996, First Banks serviced loans for others amounting to $784 million and $847 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $2.2 million and $4.2 million at December 31, 1997 and 1996, respectively.

     Changes in the mortgage servicing rights for the years ended December 31 were as follows:

                                                             1997       1996
                                                             ----       ----
                                                         (dollars expressed in
                                                               thousands)

   Balance, January 1...................................  $ 10,230      12,122
   Originated mortgage servicing rights.................       718         --
   Purchases of mortgage servicing rights...............         5          65
   Amortization.........................................    (1,907)     (1,957)
                                                          --------     -------
   Balance, December 31.................................  $  9,046      10,230
                                                          ========     =======

(6)  Bank Premises and Equipment

     Bank premises and equipment were comprised of the following at December 31:

                                                              1997        1996
                                                              ----        ----
                                                             (dollars expressed
                                                                in thousands)

     Land................................................ $  14,213      13,431
     Buildings and improvements..........................    39,922      39,256
     Furniture, fixtures and equipment...................    37,597      36,329
     Leasehold improvements..............................     6,851       6,916
     Construction in progress............................     3,536       2,149
                                                          ---------     -------
                                                            102,119      98,081
     Less accumulated depreciation and amortization......    50,614      50,003
                                                          ---------     -------
         Bank premises and equipment, net................ $  51,505      48,078
                                                          =========     =======

     Total rent expense was $5.0 million, $4.2 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(7)  Notes Payable

     Notes payable include a Revolving Line and Term Credit Agreement (Credit Agreement) and promissory notes payable to former shareholders of acquired entities.

     First Banks' Credit Agreement, dated November 24, 1997, replaced the revolving credit agreement outstanding dated July 18, 1996. The Credit Agreement provides a $40 million revolving loan commitment and a $50 million term loan. Interest under the revolving loan commitment and the term loan is payable at the lead bank's corporate base rate or, at the option of First Banks, is payable at the Eurodollar Rate plus 1.25%, respectively, and is paid monthly. Loans may be made under the revolving loan commitment until November 23, 1998, at which date the principal and accrued interest is due and payable. The term loan requires quarterly principal payments of $2.5 million and matures on November 22, 2002, at which date the remaining principal and accrued interest is due and payable. Loans under the Credit Agreement are secured by all of the stock of the Subsidiary Banks which is owned by First Banks. Under the Credit Agreement there were $55.0 million in outstanding borrowings at December 31, 1997 and $75.0 million at December 31, 1996.

     The Credit Agreement requires maintenance of certain minimum capital ratios for each financial institution subsidiary. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 1997 and 1996, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements in the Credit Agreement.

     The promissory notes totaled $144,000 and $1.3 million at December 31, 1997 and 1996, respectively. Interest under the promissory notes are payable under similar terms as the Credit Agreement.

     The average balance and maximum month-end balance of the notes payable outstanding for the years ended December 31 were as follows:
                                                               1997       1996
                                                             (dollars expressed
                                                                in thousands)

         Average balance..................................  $ 17,883     76,739
         Maximum month-end balance........................    75,213     86,899
                                                            ========     ======

     The average rates paid on notes payable outstanding during the years ended December 31, 1997, 1996 and 1995 were 7.10%, 7.15% and 7.22%, respectively.

(8) Guaranteed Preferred Beneficial Interests in First Banks, Inc. Subordinated Debentures

    On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities (Preferred Securities) at $25 per share in an unwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Capital's common securities. The gross proceeds of the offering were used by First Capital to purchase $88.9 million of 9.25% Subordinated Debentures (Subordinated Debentures) from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date no later than March 31, 2046 if certain conditions and regulatory approval are met. The Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Capital under the Preferred Securities. First Banks' proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the Preferred Securities were $7.3 million for the year ended December 31, 1997 and included in noninterest expense in the consolidated financial statements.


     (9) Income Taxes Income tax expense attributable to income from continuing operations for the years ended December 31 consists of :

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                          1997       1996      1995
                                                                          ----       ----      ----
                                                                       (dollars expressed in thousands)
   Current income taxes:
       Federal.....................................................    $ 15,062      6,106     2,638
       State.......................................................         169      1,068       870
                                                                       --------    -------   -------
                                                                         15,231      7,174     3,508
                                                                       --------    -------   -------
         Deferred income tax expense (benefit):
             Federal...............................................       2,608      1,837     8,584
             State.................................................          24      3,192       (94)
                                                                       --------    -------   -------
                                                                          2,632      5,029     8,490
                                                                       --------    -------   -------
         Reduction in valuation allowance..........................      (1,780)    (5,243)     (960)
                                                                       --------    -------   -------
                     Total.........................................    $ 16,083      6,960    11,038
                                                                       ========    =======   =======


     The federal income tax rates and amounts are reconciled  with the effective income tax rates and amounts as follows:
                                                                             Years ended December 31,
                                                                   1997                1996                1995
                                                            ---------------       --------------     ----------
                                                                        % of                % of                % of
                                                                       pretax              pretax              pretax
                                                            Amount     income     Amount   income     Amount   income
                                                            ------     ------     ------   ------     ------   ------
                                                                         (dollars expressed in thousands)
         Income before provision for income taxes and
            minority interest in (income) loss of
               subsidiaries.............................   $50,380               $27,837            $ 34,156
                                                           =======               =======            ========

         Taxes on income calculated at statutory rates..    17,633      35.0%      9,743    35.0%     11,955     35.0%
         Effects of differences in tax reporting:
            Tax-exempt interest income..................      (576)     (1.1)       (730)   (2.6)       (817)    (2.4)
            Tax preference adjustment of
               interest income..........................        69       0.1          82     0.3          99      0.3
            Amortization of excess cost.................       754       1.5         729     2.6         645      1.8
            State income taxes..........................       126       0.3         715     2.6         504      1.5
            Change in deferred valuation allowance......    (1,780)     (3.5)     (5,243)  (18.8)       (960)    (2.8)
            Other, net..................................      (143)     (0.4)      1,664     5.9        (388)    (1.1)
                                                           -------     -----     -------   -----    --------     ----
                    Provision for income taxes..........   $16,083      31.9%    $ 6,960    25.0%   $ 11,038     32.3%
                                                           =======     =====     =======    ====    ========     ====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, including amounts attributable to entities acquired in purchase transactions are listed below.

                                                                                           December 31,
                                                                                           ------------
                                                                                        1997         1996
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
         Deferred tax assets:
            Allowance for possible loan losses....................................    $ 19,665      19,421
            Other real estate.....................................................         971       2,179
            Alternative minimum tax credits.......................................       2,067       2,102
            Book losses on investment securities currently not allowable
               for tax purposes...................................................       1,958       1,134
            Net operating loss carryforwards......................................      33,080      33,821
            Other.................................................................       3,361       4,276
                                                                                      --------    --------
                    Total gross deferred tax assets...............................      61,102      62,933
            Less valuation allowance..............................................     (17,747)    (19,527)
                                                                                      --------    --------
                    Gross deferred tax assets, net of valuation allowance.........      43,355      43,406
                                                                                      --------    --------
         Deferred tax liabilities:
            Depreciation on bank premises and equipment...........................       1,860       2,231
            FHLB stock dividends..................................................       1,269       1,063
            State taxes...........................................................         307         354
            Net fair value adjustment for securities available for sale...........       5,142       2,207
            Other.................................................................         451         339
                                                                                      --------    --------
                    Total gross deferred tax liabilities..........................       9,029       6,194
                                                                                      --------    --------
                    Net deferred tax assets.......................................    $ 34,326      37,212
                                                                                      ========    ========

     At December 31, 1997 and 1996, for federal income taxes purposes, First Banks had net operating loss (NOL) carryforwards of approximately $57.3 million and $60.1 million, respectively, exclusive of the NOL carryforwards available to FBA and FCB as further described below. The NOL carryforwards for First Banks expire as follows:

                                                            (dollars expressed
                                                               in thousands)
   Year ending December 31:
       2002.................................................   $   3,244
       2003.................................................       7,470
       2004.................................................       7,516
       2005.................................................      12,928
       2006 - 2009..........................................      26,189
                                                               ---------
                                                               $  57,347
                                                               =========

     With the completion of the acquisition of FBA, the NOL carryforwards generated prior to the transaction are subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FBA and do not affect the taxable income of First Banks.

      At December 31, 1997 and 1996,  for federal  income tax purposes,  FBA had
NOL   carryforwards   of   approximately   $34.3  million  and  $35.4   million,
respectively. The NOL carryforwards at December 31, 1997 expire as follows:

                                                            (dollars expressed
                                                               in thousands)
    Year ending December 31:
        1998...................................................  $  4,140
        1999...................................................     2,641
        2000...................................................       103
        2001 - 2010............................................    27,417
                                                                   ------
                                                                 $ 34,301
                                                                 ========

     The remaining net deferred tax assets of FBA were evaluated to determine whether it is more likely than not the deferred tax assets will be recognized in the future. Taking all positive and negative criteria into consideration, it was determined the valuation allowance established for FBA should remain at $3.4 million.

     With the completion of the acquisition of FCB, the NOL carryforwards generated prior to the transaction were subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FCB and do not affect the taxable income of First Banks.

     At December 31, 1997 and 1996, for federal income tax purposes, FCB had NOL carryforwards of approximately $2.9 million and $1.1 million, respectively. The NOL carryforwards at December 31, 1997 expire as follows:

                                                          (dollars expressed
                                                             in thousands)
    Year ending December 31:
        2008..................................................  $  394
        2009..................................................     747
        2011..................................................     660
        2017..................................................   1,064
                                                                ------
                                                                $2,865
                                                                ======

     The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax asset of $34.3 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $1.8 million for the year ended December 31, 1997. The decrease was comprised of the following components: (1) a reduction of $2.2 million related to the recognition of deferred tax assets for certain loans and foreclosed property; and (2) the establishment of $372,000 of additional valuation reserves resulting from tax net operating losses at First Commercial Bancorp, Inc. First Commercial Bancorp, Inc. files a separate tax return and based on the surrounding facts and circumstances, management believes the realization of the tax benefit related to these tax losses is not likely to occur.

     Changes to the deferred tax assets valuation allowance are as follows:
                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                                       1997       1996
                                                                                       ----       ----
                                                                             (dollars expressed in thousands)

       Balance, beginning of year................................................    $ 19,527     24,111
       Current year deferred provision, change in
           deferred tax valuation allowance......................................      (1,780)    (5,243)
       Purchase acquisitions.....................................................          --        659
                                                                                     --------    -------
       Balance, end of year......................................................    $ 17,747     19,527
                                                                                     ========    =======

     The valuation allowance for deferred tax assets at December 31, 1997 and 1996 includes $2.0 million and $1.9 million, respectively, which when recognized, will be credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 1997 and 1996 includes $6.0 million and $5.9 million, respectively, which when recognized will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.

(10)  Earnings Per Share

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income         Shares         Per-share
                                                                    (numerator)   (denominator)      Amount
                                                                    -----------   -------------      ------
                                                                  (dollars in thousands, except per share data)
Year ended December 31, 1997:
     Basic EPS-income available to common stockholders.........      $ 27,960          23,661     $ 1,181.69
                                                                                                  ==========
     Effect of dilutive securities:
         Class A convertible preferred stock...................           769           1,645
         Subsidiary bank stock options.........................           (25)             --
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 28,704          25,306     $ 1,134.28
                                                                     ========        ========     ==========

Year ended December 31, 1996:
     Basic EPS-income available to common stockholders.........      $ 14,490          23,661     $   612.46
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           769           1,822
       Subsidiary bank stock options and warrants..............           (50)             --
                                                                     ---------       --------
     Diluted EPS-income available to common stockholders.......      $ 15,209          25,483     $   596.83
                                                                     ========        ========     ==========

Year ended December 31, 1995:
     Basic EPS--income available to common stockholders........      $ 18,735          23,661     $   791.82
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           769           2,033
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 19,504          25,694     $   759.09
                                                                     ========        ========     ==========

(11) Interest Rate Risk Management and Derivative Financial Instruments With Off-Balance-Sheet Risk

     First Banks periodically uses off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate exposure of First Banks.

     Derivative  financial  instruments  held by First Banks are  summarized  as follows:
                                                                           December 31,
                                                                           ------------
                                                                 1997                         1996
                                                                 ----                         ----
                                                         Notional       Credit       Notional        Credit
                                                          amount       exposure       amount        exposure
                                                          ------       --------       ------        --------
                                                                   (dollars expressed in thousands)
         Interest rate swap agreements.................   $    --            --      70,000             --
         Interest rate floor agreements ...............    70,000            26      05,000            141
         Interest rate cap agreements .................    10,000           222      10,000            335
         Forward commitments to sell
              mortgage-backed securities ..............    60,000            --      35,000            308

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     Previously, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. There were no unamortized net deferred losses on interest rate futures contract remaining at December 31, 1997 or 1996. The unamortized balance of net deferred losses on interest rate futures contracts of $4.6 million at December 31, 1995, was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation. Of the remaining balance of $4.6 million at December 31, 1995, $3.9 million was amortized against interest income and $701,000 was realized in connection with sales of investment securities during the year ended December 31, 1996.

     Interest rate swap agreements were utilized to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with the assets of First Banks, with the objective of stabilizing net interest income over time. The net interest expense for these agreements was $6.4 million, $7.4 million and $6.6 million for the years ended December 31,

1997, 1996 and 1995, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1996 were as follows:

                                                                                                    Fair value
                                                           Notional   Interest rate Interest rate      gain
                                                            amount        paid        received        (loss)
                                                            ------        ----        --------        ------
                                                                   (dollars expressed in thousands)

             September 30, 1997........................   $ 35,000        7.04%        5.59%       $   (417)
             September 30, 1999........................     35,000        7.32         5.59          (1,160)
                                                          --------                                 --------
                                                          $ 70,000        7.18         5.59        $ (1,577)
                                                          ========       =====         ====        ========

     In connection with the sale of certain residential mortgage loans and repayment of certain borrowings, on May 25, 1995, First Banks terminated a $100 million interest rate swap agreement resulting in a loss of $3.3 million. The loss on the termination of the $100 million interest rate swap agreement was reflected in the consolidated statement of income for the year ended December 31, 1995.

     In addition, First Banks experienced a shortening of the expected life of its loan portfolio. This shortening resulted from the significant decline in interest rates during 1995, which caused an increase in the projections of principal prepayments of residential mortgage loans. These increased prepayment projections and the overall reduction in the residential loan portfolio disproportionately shortened the expected life of the loan portfolio in comparison to the effective maturity created with the interest rate swap agreements. As a result, during July 1995, November 1996 and July 1997, First Banks shortened the maturity of its interest-bearing liabilities through the termination of $225 million, $75 million and $35 million of interest rate swap agreements resulting in losses of $13.5 million, $5.3 million and $1.4 million, respectively. These losses have been deferred and are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid. The unamortized balance of these losses was $9.4 million and $13.4 million at December 31, 1997 and 1996, respectively, and is included in other assets.

      First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1997 and 1996, the unamortized costs for these agreements were $290,000 and $433,000, respectively, and were included in other assets.

      Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $67.4 million and $36.7 million at December 31, 1997 and 1996, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $60 million and $35 million at December 31, 1997 and 1996, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At December 31, 1997 and 1996, the net unamortized losses were $783,000 and $452,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(12)  Credit Commitments

     First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.

     The interest rate risk associated with these credit commitments relates primarily to the commitments to originate residential fixed-rate loans. As more fully discussed in Note 11 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities.

     The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items

     Commitments to extend credit at December 31 are as follows:

                                                                                          December 31,
                                                                                          ------------
                                                                                       1997         1996
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Commitments to extend credit.............................................  $ 898,723      716,967
         Commercial and standby letters of credit.................................     33,672       25,256
                                                                                    ---------     --------
                                                                                    $ 932,395      742,223
                                                                                    =========      =======

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

     Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. First Banks generally holds real property as collateral supporting those commitments for which collateral is deemed necessary.

(13)  Fair Value of Financial Instruments

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


     The estimated fair value of First Banks' financial  instruments at December
31 were as follows:

                                                                      1997                        1996
                                                              --------------------       -----------------------
                                                            Carrying     Estimated      Carrying       Estimated
                                                              value     fair value        value       fair value
  Financial assets:
       Cash and cash equivalents......................    $ 168,480      168,480         227,954        227,954
       Investment securities:
          Trading.....................................        3,110        3,110              --             --
          Available for sale..........................      773,271      773,271         532,605        532,605
          Held to maturity............................       19,149       19,835          20,196         20,611
       Net loans......................................    2,951,691    2,964,115       2,721,188      2,744,737
       Accrued interest receivable....................       28,358       28,358          23,250         23,250
                                                          =========    =========       =========       ========

  Financial liabilities:
       Deposits:
          Demand:
             Non-interest-bearing.....................      485,222      485,222         418,193        418,193
             Interest-bearing.........................      348,080      348,080         337,618        337,618
             Savings and money market.................      947,029      947,029         671,286        671,286
          Time deposits...............................    1,904,264    1,912,461       1,811,470      1,815,779
       Borrowings.....................................      109,297      109,297         146,312        146,312
       Accrued interest payable.......................        9,976        9,976          10,288         10,288
                                                          =========     ========       =========       ========

  Off-balance-sheet:
       Interest rate swap, cap and floor agreements...        9,689          248          14,702         (1,101)
       Forward contracts to sell mortgage-backed
          securities..................................         (341)        (341)            308            308
       Credit commitments.............................           --           --              --             --
                                                          =========     ========       =========       ========

     The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:

     Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

     Investment securities: Fair value for trading securities and securities available for sale are the amounts reported in the consolidated balance sheets, and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

     Net loans: The fair values for most loans held for portfolio are estimated utilizing discounted cash flow calculations that apply interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair values of loans held for sale, which are the amounts in the consolidated balance sheets, are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments. The carrying value for loans is net of the allowance for possible loan losses and unearned discount.

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

(14)  Employee Benefits
     First Banks' profit-sharing plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of an employee's compensation, not to exceed $9,500 for 1997. Total employer contributions under the plan were $506,000, $576,000 and $448,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Postretirement benefits other than pensions and postemployment benefits are generally not provided for First Banks' employees.

(15)  Preferred Stock

      First Banks had three classes of preferred stock outstanding during the years ended December 31, 1997 and 1996.

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

     Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6% nor more than 12% on Class A preferred stock, or less than 7% nor more than 15% on Class B preferred stock. Dividends on the Class C preferred stock were 9% through November 30, 1997. On December 1, 1997, First Banks redeemed all of the outstanding Class C preferred stock.

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

     The annual dividend rates were as follows:
                                                       1997      1996     1995
                                                       ----      ----     ----

   Class C preferred stock (1).......................   9.0%      9.0%     9.0%
   Class A preferred stock...........................   6.0       6.0      6.0
   Class B preferred stock...........................   7.0       7.0      7.0
---------------
(1) Redeemed on December 1, 1997.

(16)  Transactions With Related Parties

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

     During 1997, 1996 and 1995, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $214,000, $326,000 and $192,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently being ceded to an unaffiliated third-party insurer. In addition, for the years ended December 31, 1997, 1996 and 1995, First Securities America, Inc., doing business as First Banc Insurors, received approximately $206,000, $231,000 and $196,000, respectively, in commissions or insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from the unaffiliated, third-party insurors to which First Banc Insurors placed such policies. First Banc Insurors received an additional $136,000 and $999,000 in annuity sales commissions for the years ended December 31, 1996 and 1995, respectively. In addition, First Brokerage L.P. received approximately $707,000 and $822,000 for the years ended December 31, 1997 and 1996, respectively, in commissions and lease payments in connection with annuities and securities and other insurance product sales services provided to certain customers of the Subsidiary Banks. Commissions received by First Banc Insurors and First Brokerage L.P. in connection with the purchase and/or sale of such annuities and securities were paid by an unaffiliated, third-party company. First Securities America, Inc. and First Brokerage L.P. are owned by a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions First Banc Insurors earned to be comparable to those which would have been earned by an unaffiliated third-party agent.

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing services and operational support for First Banks and its subsidiaries. Fees paid under the agreement to First Services L.P. were $6.4 million, $3.2 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, First Services, L.P. paid First Banks $1.1 million in rental fees for the use of data processing and other equipment owned by First Banks.


(17)  Capital Stock of Subsidiaries

     First Banks owns all of the Class B common stock of FBA representing 65.85% and 68.82% of all classes of outstanding voting stock at December 31, 1997 and 1996, respectively. FBA common stock, which is publicly traded on the New York Stock Exchange, is the only other class of voting stock. In addition, First Banks owns 61.48% of all outstanding voting stock of FCB at December 31, 1997 and 1996.

     On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and First Commercial was merged into FB California. The FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock, of which 462,176 shares were issued to First Banks. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million advanced to FBA under a promissory note payable. In addition, FCB's convertible debentures of $6.5 million, which are owned by First Banks, were exchanged for comparable debentures in FBA. First Banks' ownership interest in FBA would have been 70.4% of the outstanding voting stock of FBA at December 31, 1997, had the acquisition of FCB been completed on that date. The merger of FBA and FCB will not have a significant impact on the financial condition or results of operations of First Banks.

(18)   Regulatory Capital

     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1996, the date of the most recent notification from First Banks' primary regulator, each of the Subsidiary Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 1997, each of the Subsidiary Banks' were well capitalized as defined by the FDIC Improvement Act.

     At December 31, 1997 and 1996,  First Banks' and the subsidiary  depository institutions' capital ratios were as follows:
                                                               Risk-based capital ratios
                                                               -------------------------
                                                               Total               Tier   1        Leverage ratio
                                                               -----               ----   -        --------------
                                                          1997       1996       1997      1996      1997     1996
                                                          ----       ----       ----      ----      ----     ----

     First Banks....................................     10.26%      9.23%      8.78%    7.92%      6.80%    5.99%
     First Bank.....................................     10.78      10.47       9.52     9.21       7.19     7.25
     First Bank Illinois (1)........................        --      11.06         --     9.88         --     7.17
     First Bank FSB (1).............................        --      11.00         --     9.75         --     6.45
     FB&T...........................................     12.71      16.45      11.45    15.18       7.70    11.43
     BankTEXAS......................................     12.26      10.29      11.00     9.04       8.90     7.53
     FB California..................................     13.03         --      11.77       --      13.80       --
     Sunrise Bank (2)...............................        --      17.67         --    16.39         --    10.88
     First Commercial...............................     11.89      13.13      10.61    11.84       8.43     8.87
----------------
(1) Merged  into First  Bank  effective  November  1, 1997.  (2) Merged  into FB
California effective December 1, 1997.

(19)  Distribution of Earnings of Subsidiaries

     The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 7, in the amount of dividends which is available for payment of dividends to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from subsidiary financial institutions is limited to approximately $29.7 million, unless prior permission of the regulatory authorities or the lending banks is obtained.

(20)  Parent Company Only Financial Information

      Following are condensed balance sheets of First Banks, Inc. as of December
31, 1997 and 1996, and condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995:

                            CONDENSED BALANCE SHEETS
                                                                                               December 31,
                                                                                               ------------
                                       Assets                                                1997        1996
                                       ------                                                ----        ----
                                                                                     (dollars expressed in thousands)

Cash deposited in subsidiary banks....................................................   $    8,327       3,887
Investment in subsidiaries, at equity.................................................      317,092     290,305
Investment securities.................................................................       27,781      18,564
Other assets..........................................................................       32,408      19,933
                                                                                         ----------    --------
           Total assets...............................................................   $  385,608     332,689
                                                                                         ==========    ========

                        Liabilities and Stockholders' Equity

Notes payable.........................................................................   $   55,144      76,330
Long term debt........................................................................       88,918          --
Accrued expenses and other liabilities................................................       10,009       4,970
                                                                                         ----------    --------
           Total liabilities..........................................................      154,071      81,300
Stockholders' equity..................................................................      231,537     251,389
                                                                                         ----------    --------
           Total liabilities and stockholders' equity.................................    $ 385,608     332,689
                                                                                          =========    ========


                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                  1997        1996        1995
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)
Income:
    Dividends from subsidiaries...........................................    $  17,221      20,714      57,901
    Management fees from subsidiaries.....................................        9,010       7,393       5,108
    Other income..........................................................        3,094       1,684       2,015
                                                                              ---------      ------     -------
       Total income.......................................................       29,325      29,791      65,024
                                                                              ---------      ------     -------
Expenses:
    Interest expense......................................................        8,815       5,461       5,861
    Salaries and employee benefits........................................        7,072       5,538       4,597
    Legal and professional fees...........................................        1,765       1,978       2,426
    Other expenses........................................................        5,221       3,415       3,035
                                                                              ---------      ------     -------
       Total expenses.....................................................       22,873      16,392      15,919
                                                                              ---------      ------     -------
       Income before income tax benefit and equity in undistributed
         earnings (loss) of subsidiaries..................................        6,452      13,399      49,105
Income tax benefit........................................................       (2,831)     (1,880)     (2,007)
                                                                              ---------      ------     -------
       Income before equity in undistributed earnings
          (loss) of subsidiaries..........................................        9,283      15,279      51,112
Equity in undistributed earnings (loss) of subsidiaries,
   net of dividends paid..................................................       23,744       4,939     (26,641)
                                                                                 ------     -------     -------
       Net income.........................................................    $  33,027      20,218      24,471
                                                                              =========      ======     =======



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                              1997          1996           1995
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

Cash flows from operating activities:
    Net income.........................................................   $  33,027        20,218         24,471
    Adjustments to reconcile net income to net cash provided by operating activities:
         Net income of subsidiaries....................................     (41,015)      (25,610)       (30,973)
         Dividends from subsidiaries...................................      17,221        20,714         57,901
         Other, net....................................................      (2,773)         (998)            58
                                                                          ---------      --------        -------
           Net cash provided by operating activities...................       6,460        14,324         51,457
                                                                          ---------      --------        -------
Cash flows from investing activities:
    (Increase) decrease in investment securities.......................      (3,000)           --          2,420
    Investment in common securities of First Trust.....................      (2,668)           --             --
    Acquisitions of subsidiaries.......................................          --            --        (49,996)
    Capital contributions to subsidiaries..............................        (190)         (200)       (44,329)
    Return of subsidiary capital.......................................       2,000         7,786         12,149
    Decrease in advances to subsidiaries...............................        (121)         (950)       (13,529)
    Other, net.........................................................      (6,659)          268         (1,011)
                                                                          ---------      --------        -------
           Net cash provided by (used in) investing activities.........     (10,638)        6,904        (94,296)
                                                                          ---------      --------         ------
Cash flows from financing activities:
    Increase (decrease) in notes payable...............................     (21,186)      (11,805)        41,932
    Increase in long term debt.........................................      88,918            --             --
    Payment of preferred stock dividends...............................      (5,066)       (5,728)        (5,736)
    Purchase and retirement of Class C preferred stock.................     (54,048)       (1,139)            --
                                                                          ---------      --------         ------
           Net cash provided by (used in) financing activities.........       8,618       (18,672)        36,196
                                                                          ---------      --------        -------
           Net increase (decrease) in cash and cash equivalents........       4,440         2,556         (6,643)
Cash and cash equivalents, beginning of year...........................       3,887         1,331          7,974
                                                                          ---------      --------        -------
Cash and cash equivalents, end of year.................................   $   8,327         3,887          1,331
                                                                          =========      ========        =======

(21)  Contingent Liabilities

      In the ordinary course of business, there are various legal proceedings pending against First Banks. Management, after consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the consolidated financial position or results of operations of First Banks.




                                               DIRECTORS AND EXECUTIVE OFFICERS





                                                       First Banks, Inc.


         James F. Dierberg              Chairman of the Board, President and Chief Executive Officer

         Allen H. Blake                 Director, Executive Vice President and Chief Financial Officer

         George J. Markos               Director; President, Profit Management Systems, Richardson, Texas

         Donald J. Gunn                 Director; Attorney-At-Law, Gunn and Gunn, Creve Coeur, Missouri

         John A. Schreiber              Executive Vice President and Chief Lending Officer

         Mark T. Turkcan                Executive Vice President, Retail and Mortgage Banking

         Donald W. Williams             Executive Vice President and Chief Credit Officer

         Thomas J. Bangert              Senior Vice President and Chief Operations Officer

         Laurence J. Brost              Senior Vice President and Controller

                                                     First Banks America, Inc.

         James F. Dierberg              Chairman of the Board, President and Chief Executive Officer

         Allen H. Blake                 Director, Vice President, Chief Financial Officer and Secretary

         Charles A. Crocco, Jr.         Director; Partner in the law firm of Crocco & De Maio, P.C., New York, New York.

         Albert M. Lavezzo              Director;  Partner  in the law firm of  Favaro,  Lavezzo,  Gill,  Caretti &  Neppell,
                                        Vallejo, California.

         Edward T. Story, Jr.           Director;  President  and  Chief  Executive  Officer  of  SOCO  International,  Inc.,
                                        Comfort, Texas.

         Mark T. Turkcan                Director

         Donald W. Williams             Director

         David F. Weaver                Executive Vice President




                                                            First Bank

         John A. Schreiber              Chairman of the Board, President and Chief Executive Officer

         Allen H. Blake                 Director, Secretary, Treasurer and Chief Financial Officer

         Thomas A. Bangert              Director and Executive Vice President

         Douglas R. Distler             Director, Senior Vice President and Regional President

         Donald W. Williams             Director and Executive Vice President

         Mark T. Turkcan                Director and Executive Vice President


                                                         First Bank & Trust

         Donald W. Williams             Chairman of the Board and Chief Executive Officer

         Fred D. Jensen                 Director and President


         Terrance M. McCarthy           Director, Senior Vice President and Chief Credit Officer

         Kathryn L. Perrine             Director, Vice President, Controller and Secretary

         Timothy Marme'                 Director and Regional President


                                                      First Bank of California

         Donald W. Williams             Chairman of the Board and Chief Executive Officer


         Jerry Brannigan                Director; Retired Title Company President, Sacaramento, California

         James E. Culleton              Director, President, Chief Operating Officer and Secretary

         Fred L. Harris                 Director; Attorney at Law, Rancho Cordova, California

         Albert M. Lavezzo              Director;  Partner  in the law  firm of  Favaro,  Lavezzo,  Gill,  Caretti  &  Neppell,
                                        Vallejo, California


         Terrance M. McCarthy           Director, Senior Vice President and Chief Credit Officer

         Arleen R. Scavone              Director and Vice President, Retail Banking

         Fred K. Sibley                 Director; Retired Bank President, Vallejo, California

                                                           BankTEXAS N.A.

         David F. Weaver                Chairman of the Board, President and Chief Executive Officer

         Donald W. Williams             Director

         Alan M. Meyer                  Director

         Joseph Milcoun, Jr.            Director and Vice President, Retail Banking

         Arved E. White                 Director, Senior Vice President and Chief Lending Officer

                              INVESTOR INFORMATION

                             Stock Quotation Symbol
                         NASDAQ National Market System:

                          First Preferred Capital Trust

                                              FBNKO


                                   Market price (1)        Dividend
   1997                          High            Low       declared
   ----                          ----            ---      ----------

   First Quarter            $   26-1/8         25        $    .38542
   Second Quarter               26-3/4         25-1/8         .57812
   Third Quarter                27             25-5/8         .57812
   Fourth Quarter               28-3/4         25-7/8         .57812
                               =======         =======
                                                         $   2.11978
                                                         ===========

-------------------
(1) Per NASDAQ National Market System.

     Dividends are scheduled to be paid the last day of March, June, September and December.




     A copy of the First Banks, Inc. Annual Report on Form 10-K as filed with the Securities and Exchange Commission may be obtained without charge upon written request. Please direct your request to the following address.

   Allen H. Blake                         Transfer Agent
   Executive Vice President and           ChaseMellon Shareholder
     Chief Financial Officer                 Service L.L.C.
   First Banks, Inc.                      85 Challenger Road
   11901 Olive Boulevard                  Overpeck Centre
   Creve Coeur, Missouri  63141           Ridgefield Park, New Jersey 07660
   (314) 995-8700                         (888) 213-0965
                                           www.chasemellon.com

                                  EXHIBIT 21.1

                                First Banks, Inc.

                            Significant Subsidiaries


       The following is a list of all subsidiaries of the Company And the jurisdiction of incorporation or organization.

                                                Jurisdiction of Incorporation
         Name of Subsidiary                              or Organization
         ------------------                              ---------------

         First Bank                                        Missouri
         CCB Bancorp, Inc. (1)                             California
         First Banks America, Inc. (2)                     Delaware
         First Serve, Inc.                                 Missouri
---------------
(1) CCB Bancorp, Inc. is the parent company of First Bank & Trust, a California state chartered bank.
(2) First Banks America, Inc., a majority owned subsidiary of First Banks, is the parent company of Sundowner Corporation, a Nevada corporation. Sundowner Corporation is the parent company of BankTEXAS, N.A., a national association, and First Bank of California, a state chartered bank.