Form 10-Q
period 1998-03-31
FIRST BANKS INC
filed 1998-05-13
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                  135 NORTH MERAMEC,  CLAYTON,  MISSOURI 63105
                  --------------------------------------------
            (address of principal  executive  offices)  (Zip Code)

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

                                            Yes   X     No
                                                -----     -----



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
             Class                                    April 30, 1998
             -----                                    --------------

  Common Stock, $250.00 par value                         23,661

                                First Banks, Inc.

                                      INDEX






                                                                           Page

PART I            FINANCIAL INFORMATION


   Item 1.  Financial Statements:
            Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997.........................................-1-
            Consolidated Statements of Income for the three
              months ended March 31, 1998 and 1997..........................-3-
            Consolidated Statements of Changes in Stockholders' Equity
              for the three months ended March 31, 1997 and 1998
              and the nine months ended December 31, 1997...................-4-
            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1998 and 1997..........................-5-
            Notes to Consolidated Financial Statements......................-6-

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................-8-



PART II.      OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................-16-


Signatures.................................................................-17-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                March 31,         December 31,
                                   ASSETS                                         1998                1997
                                   ------                                         ----                ----

Cash and cash equivalents:
   Cash and due from banks...............................................    $   169,310             142,125
   Interest-bearing deposits with other financial
    institutions - with maturities of three months or less...............          3,901               2,840
   Federal funds sold ...................................................        121,950              23,515
                                                                             -----------          ----------
               Total cash and cash equivalents...........................        295,161             168,480
                                                                             -----------          ----------

Investment securities:
   Trading, at fair value................................................          5,566               3,110
   Available for sale, at fair value.....................................        707,399             773,271
   Held to maturity,  at  amortized  cost  (estimated  fair value of
     $20,052 and $19,835 at March 31, 1998 and
     December 31,1997, respectively).....................................         19,289              19,149
                                                                             -----------          ----------
               Total investment securities ..............................        732,254             795,530
                                                                             -----------          ----------

Loans:
   Commercial, financial and agricultural................................        656,340             621,618
   Real estate construction and development .............................        446,306             413,107
   Real estate mortgage..................................................      1,602,919           1,629,115
   Consumer and installment .............................................        281,588             287,752
   Loans held for sale...................................................        115,094              59,081
                                                                             -----------          ----------
               Total loans ..............................................      3,102,247           3,010,673
   Unearned discount ....................................................         (8,202)             (8,473)
   Allowance for possible loan losses ...................................        (54,043)            (50,509)
                                                                             -----------          ----------
               Net loans ................................................      3,040,002           2,951,691
                                                                             -----------          ----------

Bank premises and equipment, net of
   accumulated depreciation and amortization.............................         54,622              51,505
Intangibles associated with the purchase
   of subsidiaries ......................................................         28,715              25,835
Mortgage servicing rights, net of amortization ..........................          9,109               9,046
Accrued interest receivable .............................................         27,601              28,358
Other real estate........................................................          7,802               7,324
Deferred income taxes ...................................................         45,794              43,355
Other assets ............................................................         82,352              83,890
                                                                             -----------          ----------
               Total assets .............................................    $ 4,323,412           4,165,014
                                                                             ===========          ==========




                       FIRST BANKS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                             March 31,              December 31,
                                                                               1998                    1997
                                                                               ----                    ----
                             LIABILITIES
                             -----------

Deposits:
    Demand:
      Non-interest-bearing ...........................................     $   497,181                 485,222
      Interest-bearing ...............................................         349,056                 348,080
    Savings ..........................................................       1,017,561                 947,029
    Time:
      Time deposits of $100 or more ..................................         243,360                 219,417
      Other time deposits ............................................       1,717,644               1,684,847
                                                                           -----------             -----------
               Total deposits ........................................       3,824,802               3,684,595
Other borrowings......................................................          65,414                  54,153
Notes payable.........................................................          53,597                  55,144
Accrued interest payable..............................................          10,186                   9,976
Deferred income taxes.................................................          11,738                   9,029
Accrued and other liabilities.........................................          20,222                  20,990
Minority interest in subsidiaries.....................................          16,006                  16,407
                                                                           -----------             -----------
               Total liabilities .....................................       4,001,965               3,850,294
                                                                           -----------             -----------

Guaranteed preferred beneficial interest in
    ..........................First Banks, Inc. subordinated debenture          83,209                  83,183
                                                                           -----------             -----------

                             STOCKHOLDERS' EQUITY
                             --------------------

Preferred stock:
    Class A, convertible, adjustable rate, $20.00 par value; 750,000
      shares authorized; 641,082 shares issued and outstanding .......          12,822                  12,822
    Class B, adjustable rate, $1.50 par value; 200,000 shares
      authorized; 160,505 shares issued and outstanding ..............             241                     241
Common stock, $250.00 par value; 25,000 shares
    authorized; 23,661 shares issued and outstanding .................           5,915                   5,915
Capital surplus ......................................................           2,518                   3,978
Retained earnings ....................................................         206,312                 199,143
Accumulated other comprehensive income................................          10,430                   9,438
                                                                           -----------             -----------
               Total stockholders' equity ............................         238,238                 231,537
                                                                           -----------             -----------
               Total liabilities and stockholders' equity ............     $ 4,323,412               4,165,014
                                                                           ===========             ===========


See accompanying notes to consolidated financial statements.


                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                   1998          1997
                                                                                                   ----          ----
Interest income:
     Interest and fees on loans..............................................................   $ 66,738       60,224
     Investment securities...................................................................     11,056        7,981
     Federal funds sold and other............................................................      1,136        1,095
                                                                                                --------     --------
           Total interest income.............................................................     78,930       69,300
                                                                                                --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................................      1,474        1,405
       Savings...............................................................................      9,553        5,398
       Time deposits of $100 or more.........................................................      3,044        2,272
       Other time deposits...................................................................     24,017       23,185
     Federal Home Loan Bank advances.........................................................         25          273
     Securities sold under agreements to repurchase..........................................        525          319
     Interest rate exchange agreements, net .................................................        989        1,207
     Notes payable and other borrowings......................................................        974          697
                                                                                                --------     --------
           Total interest expense............................................................     40,601       34,756
                                                                                                --------     --------
           Net interest income...............................................................     38,329       34,544
                                                                                                --------     --------
Provision for possible loan losses...........................................................      2,100        2,850
                                                                                                --------     --------
           Net interest income after provision
             for possible loan losses........................................................     36,229       31,694
                                                                                                --------     --------
Noninterest income:
     Service charges on deposit accounts and
        customer service fees................................................................      3,375        2,958
     Credit card fees........................................................................        862          774
     Loan servicing fees, net................................................................        299          422
     Gain on mortgage loans sold and held for sale...........................................      1,038          121
     Gain on sale of securities, net.........................................................         92           --
     Gain on trading securities, net.........................................................         58           --
     Other income............................................................................      2,070          934
                                                                                                --------     --------
           Total noninterest income..........................................................      7,794        5,209
                                                                                                --------     --------
Noninterest expenses:
     Salaries and employee benefits..........................................................     12,879       10,357
     Occupancy, net of rental income.........................................................      2,423        2,603
     Furniture and equipment.................................................................      1,587        2,165
     Federal Deposit Insurance Corporation premiums..........................................        375           22
     Postage, printing and supplies..........................................................      1,406        1,220
     Data processing fees....................................................................      2,966        1,128
     Legal, examination and professional fees................................................      1,056        1,103
     Credit card expenses....................................................................        792          819
     Communications..........................................................................        726          689
     Advertising and business development expense............................................        865          648
     Losses and expenses on foreclosed real estate, net of gains.............................        380          113
     Guaranteed preferred debenture expense..................................................      2,021        1,258
     Other expenses..........................................................................      4,583        3,027
                                                                                                --------     --------
           Total noninterest expenses........................................................     32,059       25,152
           Income before provision for income taxes and minority interest in
                income of subsidiaries.......................................................     11,964       11,751
Provision for income taxes...................................................................      4,256        3,714
                                                                                                --------     --------
           Income before minority interest in income of subsidiaries.........................      7,708        8,037
Minority interest in income of subsidiaries..................................................        342          201
                                                                                                --------     --------
           Net income........................................................................      7,366        7,836
Preferred stock dividends....................................................................        197        1,279
                                                                                                --------     --------
           Net income available to common shareholders.......................................   $  7,169        6,557
                                                                                                ========     ========
Earnings per share:
     Basic...................................................................................   $ 302.99       277.11
     Diluted.................................................................................     293.85       266.69
                                                                                                ========     ========
Weighted average shares of common stock outstanding..........................................     23,661       23,661
                                                                                                ========     ========

See accompanying notes to consolidated financial statements
                       FIRST BANKS, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (unaudited)
                   Three months ended March 31, 1998 and 1997
                and nine months ended December 31, 1997
             (dollars expressed in thousands, except per share data)

                                                   Class C                                                  Accu-
                                                  preferred Adjustable rate                                mulated
                                                   stock,   preferred stock                                 other    Total
                                                 increasing Class A                         Compre          compre-  stock-
                                                    rate,   conver-       Common   Capital hensive Retained hensive holders'
                                                 iredeemable tible Class B stock   surplus  income earnings Income   equity
                                                 ----------- ----- ------- -----   -------  ------ -------  ------   ------
Consolidated balances, January 1, 1997...........  $53,887  12,822    241   5,915  3,289           171,182   4,053  251,389
Three months ended March 31, 1997:
   Comprehensive income:
     Net income..................................       --      --     --      --     -- $  7,836    7,836      --    7,836
     Other comprehensive income, net of tax (1) -
       Unrealized losses on securities, net of
         reclassification adjustment (2).........       --      --     --      --     --     (808)      --    (808)    (808)
                                                                                         ---------
     Comprehensive income........................       --      --     --      --     -- $  7,028
                                                                                         ========
   Class C preferred stock dividends, $.56 per share    --      --     --      --     --            (1,082)     --   (1,082)
   Class A preferred stock dividends, $.30 per share    --      --     --      --     --              (192)     --     (192)
   Class B preferred stock dividends, $.03 per share    --      --     --      --     --                (4)     --       (4)
   Purchase and retirement of Class C shares.....   (5,987)     --     --      --   (141)               --      --   (6,128)
   Effect of capital stock transactions of
     majority -owned subsidiary..................       --      --     --      --    (39)               --      --      (39)
                                                   -------   -----    ---   -----  -----          --------  ------  -------
Consolidated balances March 31, 1997.............   47,900   12,822   241   5,915  3,109           177,740   3,245  250,972
Nine months ended December 31, 1997: Comprehensive income:
     Net income..................................       --      --     --      --     -- $ 25,191   25,191      --   25,191
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --      --     --      --     --    6,193       --   6,193    6,193
                                                                                         --------
     Comprehensive income........................       --      --     --      --     -- $ 31,384
                                                                                         ========
   Class C preferred stock dividends, $1.69 per share   --      --     --      --     --            (3,198)     --   (3,198)
   Class A preferred stock dividends, $.90 per share    --      --     --      --     --              (577)     --     (577)
   Class B preferred stock dividends, $.08 per share    --      --     --      --     --               (13)     --      (13)
   Purchase and retirement of Class C Shares.....     (787)     --     --      --    (20)               --      --     (807)
   Redemption of Class C preferred shares........  (47,113)     --     --      --                       --      --      889
   Effect of capital stock transactions of.......       --      --     --      --    889                --      --      889
                                                   -------   -----    ---   -----  -----          --------  ------  -------
Consolidated balances December 31, 1997..........       --   12,822   241   5,915  3,978           199,143   9,438  231,537
Three months ended March 31, 1998:
   Comprehensive income:
     Net income..................................       --      --     --      --     -- $  7,366    7,366      --    7,366
     Other comprehensive income net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --      --     --      --     --      992       --     922      922
                                                                                         --------
     Comprehensive income........................       --      --     --      --     -- $  8,358
                                                                                         ========
   Class A preferred stock dividends, $.30 per share    --      --     --      --     --              (193)     --     (193)
   Class B preferred stock dividends, $.03 per hare     --      --     --      --     --                (4)     --       (4)
   Effect of capital stock transactions of
     majority-owned subsidiary...................       --      --     --      --  (1,460)              --      --   (1,460)
                                                   -------   -----    ---   -----  ------         --------  ------   ------
Consolidated balances March 31, 1998.............  $    --  12,822    241   5,915   2,518          206,312  10,430  238,238
                                                   =======  ======    ===   ===== ======          ========  ======  =======

                                                                             Three months ended     Nine months ended
                                                                                  March 31.           December 31,
                                                                              1997         1998           1997
                                                                              ----         ----           ----

Disclosure of reclassification amount:
   Unrealized gains (losses) arising during the period...................... $(808)       1,084          8,528
   Less: reclassification adjustment for gains included in net income.......    --           92          2,335
                                                                            ------       ------          -----
   Unrealized gain (loss) on securities.....................................  $808          992          6,193
                                                                            ======       ======          =====

----------
(1) Components of other comprehensive income are shown net of tax.
(2) Represents the net display with gross amount and reclassification adjustment included on the face of the statement.

See accompanying notes to consolidated financial statements.

                       FIRST BANKS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
             (dollars expressed in thousands, except per share data)



                                                                                     Three months ended
                                                                                           March 31,
                                                                                     ---------------------
                                                                                     1998             1997
                                                                                     ----             ----
Cash flows from operating activities:
     Net income.............................................................      $  7,366             7,836
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization of bank premises
          and equipment.....................................................         1,245             1,472
         Amortization, net of accretion.....................................         2,580               740
         Originations and purchases of loans held for sale..................      (102,010)          (20,196)
         Proceeds from sales of loans held for sale ........................        46,525            19,324
         Provision for possible loan losses.................................         2,100             2,850
         Provision for income taxes.........................................         4,256             3,714
         Payments of income taxes...........................................        (2,149)           (3,000)
         Decrease (increase) in accrued interest receivable ................           848              (431)
         Net increase in trading securities.................................        (2,456)               --
         Interest accrued on liabilities....................................        40,601            36,014
         Payments of interest on liabilities................................       (40,455)          (36,873)
         Other, net.........................................................         1,254            (2,527)
         Minority interest in income of subsidiaries........................           342               201
                                                                                  --------          --------
              Net cash (used in) provided by operating activities...........       (39,953)            9,124
                                                                                  --------          --------
Cash flows from investing activities:
     Cash and cash equivalents received from acquisitions, net of cash paid.        16,895            40,362
     Maturities of investment securities available for sale.................       145,989           126,113
     Maturities of investment securities held to maturity...................           641               807
     Purchases of investment securities available for sale..................       (78,547)         (154,147)
     Purchases of investment securities held to maturity....................          (800)             (287)
     Net increase in loans..................................................        (9,814)          (43,079)
     Recoveries of loans previously charged-off ............................         2,605             2,633
     Purchases of bank premises and equipment...............................        (4,180)           (1,034)
     Other investing activities.............................................        (1,982)            1,229
                                                                                  --------          --------
              Net cash provided by investing activities.....................        70,807           (27,403)
                                                                                  --------          --------
Cash flows from financing activities:
     Other increases (decreases) in deposits:
         Demand and savings deposits........................................        55,634           (37,240)
         Time deposits......................................................        33,912            36,426
     Decrease in Federal Home Loan Bank advances............................        (1,220)          (16,251)
     Increase in other borrowings...........................................         9,246            14,239
     Decrease in notes payable..............................................        (1,548)          (66,116)
     Purchase and retirement of Class C preferred stock.....................            --            (5,987)
     Proceeds from sale of cumulative preferred trust
        securities, net of issuance costs...................................            --            83,086
     Payment of preferred stock dividends...................................          (197)           (1,279)
                                                                                  --------          --------
              Net cash provided by financing activities ....................        95,827             6,878
                                                                                  --------          --------
              Net increase (decrease) in cash and cash equivalents .........       126,681           (11,401)
Cash and cash equivalents, beginning of period .............................       168,480           227,954
                                                                                  --------          --------
Cash and cash equivalents, end of period....................................      $295,161           216,553
                                                                                  ========          ========

Noncash investing and financing activities:
     Loans transferred to foreclosed real estate............................      $  1,613             1,084
     Loans transferred to held for sale.....................................            --             2,234
                                                                                  ========          ========

See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

        First Banks' primary subsidiaries (Subsidiary Banks) are:

          First Bank, headquartered in St. Louis County, Missouri (First Bank). First Banks America, Inc., headquartered in St.Louis County, Missouri
           (FBA), and its wholly owned subsidiaries:
               BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS). First Bank of California, headquartered in Roseville, California (FB California).
          CCB Bancorp, Inc., headquartered in Irvine, California (CCB), and its wholly owned subsidiary, First Bank & Trust, headquartered in Irvine, California (FB&T).

         First Banks' ownership interest in FBA was 71.84% and 65.85% at March 31, 1998 and December 31, 1997, respectively.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1997 amounts have been made to conform with the 1998 presentation.

(2)  Mergers and Acquisitions

         On February 2, 1998, FBA completed its merger with First Commercial Bancorp, Inc. (FCB), and FCB's wholly owned subsidiary, First Commercial Bank (First Commercial), was merged into FB California. In the transaction, the FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 752,000 shares of FBA common stock in the transaction. The transaction provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of FBA's note payable to First Banks, and for the exchange of FCB convertible debentures of $6.5 million, which are owned by First Banks, for comparable debentures of FBA. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised solely of independent directors of the two respective Boards of Directors. The merger of FBA and FCB did not have a significant impact on the operations of First Banks.

         The transaction was accounted for as a business combination of entities under common control. Accordingly, FBA assumed First Banks' 61.48% interest in FCB at its historical cost basis. The remaining 38.52%, or minority interest, owned by unaffiliated parties was recorded at fair value. The excess of the cost over the fair value of the minority interest's share in the net assets acquired was $1.6 million and is being amortized over 15 years.

         On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank, San Pablo, California (Pacific Bay). Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders received $14.00 per share in cash for their stock, an aggregate of $4.2 million. The transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years. This transaction was funded from an advance under First Banks' credit agreement with a group of unaffiliated financial institutions.

         Pacific Bay operates a banking office in San Pablo, California and a loan production office in Lafayette, California. At February 2, 1998, Pacific Bay had total assets of $38.3 million, investment securities of $232,000, loans, net of unearned discount, of $29.7 million and deposits of $35.2 million. Pacific Bay was merged into FB California.

         On March 19, 1998, First Banks completed its assumption of the deposits and purchase of selected assets of the Solvang, California banking location of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million in deposits and one office which will operate as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.

(3)  Regulatory Capital

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

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations) and a minimum leverage ratio (Tier 1 capital to total assets) of 3.0%. An additional cushion of 100 to 200 basis points is required to be considered well capitalized. As of December 31, 1996, the date of the most recent notification from First Banks' primary regulator, each of the Subsidiary Banks was categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes that, as of March 31, 1998, all of the Subsidiary Banks are well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         At March 31, 1998 and December 31, 1997, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk based capital ratios
                                                   Total                     Tier 1                Leverage Ratio
                                                   -----                     ------                --------------
                                              1998       1997           1998      1997              1998    1997
                                              ----       ----           ----      ----              ----    ----

         First Banks......................   10.14%     10.26%          8.72%     8.78%            6.72%    6.80%
         First Bank.......................   10.53      10.78           9.28      9.52             7.30     7.19
         FB&T.............................   12.14      12.71          10.88     11.45             7.14     7.70
         BankTEXAS........................   12.99      12.26          11.73     11.00             9.24     8.90
         FB California....................   13.18      12.19          11.91     10.93            11.12    10.40
         First Commercial (1).............      --      11.89             --     10.61                --    8.43
----------
(1) Merged into FB California effective February 2, 1998.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The discussion herein contains certain forward looking statements regarding the financial condition, results of operations and business of First Banks. These forward looking statements are subject to risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include general market conditions, conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks and the Subsidiary Banks conduct their operations; and the ability of First Banks to respond to changes in technology. Additional factors potentially affecting First Banks' results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers should not place undue reliance on any forward looking statements herein.


                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At March 31, 1998, First Banks had $4.32 billion in total assets; $3.09 billion in total loans, net of unearned discount; $3.82 billion in total deposits; and $238.2 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at March 31, 1998:

                                                                               Loans, net
                                              No. of                           of unearned       Total
Subsidiary Banks                             locations    Total assets          discount        deposits
----------------                             ---------    ------------          --------        --------
                                                                    (dollars expressed in thousands)

First Bank..............................        98         $ 2,906,712          2,260,547       2,614,890
FBA:
   BankTEXAS............................         6             271,902            173,386         235,215
   FB California........................        11             415,806            270,713         365,405
CCB:
   FB&T.................................        18             709,191            389,398         627,882

                               Financial Condition

         First Banks' total assets increased by $150 million to $4.32 billion from $4.17 billion at March 31, 1998 and December 31, 1997, respectively. This increase is primarily attributable to the increase in deposits of $140 million to $3.82 billion from $3.68 billion at March 31, 1998 and December 31, 1997, respectively. The funds generated by the increase in deposits along with the funds provided by the decrease in investment securities of $63.3 million during the same period were primarily utilized to fund loan growth of $91.8 million. The remaining funds generated were temporarily invested in Federal funds sold.

                              Results of Operations

Net Income

         Net income for the three months ended March 31, 1998 was $7.37 million, compared to $7.84 million for the same period in 1997. While net income decreased, earnings per share on a diluted basis increased to $293.85 from $266.69 for the three months ended March 31, 1998 and 1997, respectively. The increase in earnings per share reflects the effect of the redemption of First Banks' Class C preferred stock in December 1997, and the resulting reduction of First Banks quarterly dividend requirement by approximately $1.2 million. The funds required for the redemption were borrowed, resulting in an increase in interest expense of $1.0 million for the three months ended March 31, 1998, compared to the same period in 1997.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $38.5 million, or 4.05% of average interest-earning assets, for the three months ended March 31, 1998, from $33.5 million, or 3.98% of average interest-earning assets, for the same period in 1997.

         The increased net interest income for 1998 is attributable to the increase in average interest-earning assets of $446.8 million for the three month period ended March 31, 1998, compared to the same period in 1997. The increase is attributable to loans which increased on average by $255.3 million for the three month period ended March 31, 1998, over the same period in 1997. Contributing further to the improved net interest income is the increase in the yield on the loan portfolio to 8.93% for the three month period ended March 31, 1998, compared to 8.80% for the same period in 1997. The improved yield reflects the continual process of realigning the loan portfolio from residential real estate loans to other types of loans, such as commercial and construction loans, which generally provide a higher level of net interest income.

         Offsetting the increase in net interest income is the amortization and periodic costs of hedging the interest rate risk position of First Banks. The cost of hedging totaled $989,000 for the three month period ended March 31, 1998, compared $1.2 million for the same period in 1997. The decrease in the cost of hedging for the three months of 1998 compared with the same period in 1997 is attributable to the reduced level of interest rate risk resulting from the realignment of the loan portfolio, combined with the gradual changes in the composition of the investment securities portfolios, from mortgage-backed securities to U.S. Treasury and generic U.S. government agencies securities, and the distribution of interest-bearing liabilities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:



                                                                              Three months ended March 31,
                                                                       1998                                1997
                                                          ----------------------------       -----------------------------
                                                                     Interest                            Interest
                                                           Average   income/    Yield/        Average     income/   Yield/
                                                           balance    expense    rate         balance     expense    rate
                                                           -------    -------    ----         -------     -------    ----
                                                                        (dollars expressed in thousands)
                      Assets
                      ------

Interest-earning assets:
   Loans...........................................   $ 3,033,759     66,815     8.93%  $  2,778,505      60,320     8.80%
   Investment securities...........................       742,338     11,196     6.12        554,464       8,119     5.94
   Federal funds sold and other....................        83,896      1,136     5.49         80,208       1,095     5.54
                                                      -----------    -------            ------------     -------
       Total interest-earning assets...............     3,859,993     79,147     8.32      3,413,177      69,534     8.26
                                                                     -------                             -------
Nonearning assets..................................       293,435                            234,780
                                                      -----------                       ------------
Total assets.......................................   $ 4,153,428                       $  3,647,957
                                                      -----------                       ------------

       Liabilities and Stockholders' Equity
       ------------------------------------

Interest-bearing liabilities:
   Interest-bearing demand deposits................   $   350,580      1,474     1.71%       333,941       1,405     1.71%
   Savings deposits................................       966,069      9,553     4.01        682,041       5,398     3.21
   Time deposits of $100 or more...................       210,119      3,148     6.08        165,195       2,272     5.58
   Other time deposits.............................     1,730,597     24,877     5.83      1,676,720      24,392     5.90
                                                      -----------    -------               ---------     -------
Total interest-bearing deposits....................     3,257,365     39,052     4.86      2,857,897      33,467     4.75
Federal Home Loan Bank advances,
     notes payable and other.......................       103,496      1,549     6.07        140,614       2,547     7.35
                                                      -----------    -------             -----------     -------
       Total interest-bearing liabilities..........     3,360,861     40,601     4.90      2,998,511      36,014     4.87
                                                                     -------                             -------
Noninterest-bearing liabilities:
   Demand deposits.................................       429,015                            363,014
   Other liabilities...............................       129,149                             36,617
                                                     ------------                        -----------
       Total liabilities...........................     3,919,025                          3,398,142
Stockholders' equity...............................       234,403                            249,815
                                                    -------------                        -----------
       Total liabilities and
          stockholders' equity.....................  $  4,153,428                        $ 3,647,957
                                                     ============                        ===========
       Net interest income.........................                   38,546                              33,520
                                                                      ======                              ======
       Net interest margin.........................                              4.05%                               3.98%
                                                                                 ====                                =====

Provision for Possible Loan Losses

         The provision for possible loan losses was $2.1 million compared to $2.9 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in the provision for possible loan losses is primarily attributable to an improvement in the overall credit quality of the existing loan portfolio and the loan loss experience for the periods. For the three months ended March 31, 1998, First Banks experienced net loan recoveries of $549,000, in comparison to net loan charge-offs of $2.1 million for the same period in 1997. The acquisition of Pacific Bay provided $885,000 in additional allowance for possible loan losses.


         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $7.8 million for the three month period ended March 31, 1998 in comparison to $5.2 million for the same period in 1997. Noninterest income consists primarily of service charges on deposit accounts and other non-yield customer service fees.

         Service charges on deposit accounts and customer service fees were $3.38 million for the three month period ended March 31, 1998 compared to $2.96 million for the same period in 1997. The increase in service charges corresponds to the increase in deposit balances provided both by internal growth and the acquisitions of Surety Bank and Pacific Bay.

         The gain on mortgage loans sold and held for sale increased $879,000 to $1.0 million from $121,000 for the three months ended March 31, 1998 and 1997, respectively. This increase is attributable to an increased volume of loans held for sale precipitated by the increased demand for fixed rate residential mortgage loans and the overall expansion of First Banks' mortgage banking activities in California.

         Other income was $2.1 million for the three months ended March 31, 1998 in comparison to $934,000 for the same period in 1997. The primary component of the increase is $638,000 recognized as income on a bank-owned life insurance policy.

Noninterest Expense

         Noninterest expense was $32.1 million and $25.2 million for the three month periods ended March 31, 1998 and 1997, respectively. The increase in noninterest expense is attributable to the acquisitions of Surety Bank and Pacific Bay and the continued expansion of First Banks' commercial and retail functions within existing markets.

         Salaries and employee benefits have increased to $12.9 million for the three months ended March 31, 1998 from $10.4 million for the same period in 1997. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial and retail business development capabilities.

         Data processing fees for the three months ended March 31, 1998 were $3.0 million compared to $1.1 million for the same period in 1997. Effective April 1, 1997, First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his immediate family, began providing data processing and related services for First Banks. These services were previously provided by First Serv, Inc. a wholly owned subsidiary of First Banks. As a result, expenses related to data processing and related services were recorded in various noninterest expense categories for the period prior to April 1, 1997. Subsequent to that date, these expenses are reflected as data processing expenses.

         On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Cumulative Trust Preferred Securities (Preferred Securities) at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Capital's common securities. The gross proceeds of the offering were used by First Capital to purchase $88,917,550 of 9.25% Subordinated Debentures (Subordinated Debentures) from First Banks. The Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Capital under the Preferred Securities. First Banks' proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Guaranteed preferred debenture expense was $2.0 million and $1.3 million for the three month periods ended March 31, 1998 and 1997, respectively, and is recorded as noninterest expense in the accompanying consolidated financial statements.

         Other noninterest expense for the three months ended March 31, 1998 includes $1.1 million representing a one-time charitable contribution to the Affordable Housing Assistance Program. In addition, during the first quarter of 1998, the Subsidiary Banks settled two lawsuits which had been outstanding for several years. In conjunction with these settlements, approximately $500,000 was charged to other noninterest expense.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 71.6% and 72.1% of total assets as of March 31, 1998 and December 31, 1997, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $35.8 million to $2.98 billion at March 31, 1998 from $2.94 billion at December 31, 1997. The increase reflects continued growth within corporate lending of $87.2 million, offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $45.4 million and $5.9 million, respectively, at March 31, 1998 in comparison to December 31, 1997. These decreases are attributable to the reductions of new loan origination volumes that are held for investment and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                                       March 31,         December 31,
                                                                         1998                 1997
                                                                         ----                 ----
                                                                      (dollars expressed in thousands)

Commercial, financial and agricultural..........................     $     5,248                4,017
Real estate construction and development........................           4,530                4,097
Real estate mortgage............................................          18,967               15,858
Consumer and installment........................................             166                   94
                                                                     -----------          -----------
         Total nonperforming loans..............................          28,911               24,066
Other real estate...............................................           7,802                7,324
                                                                     -----------          -----------
         Total nonperforming assets.............................     $    36,713               31,390
                                                                     ===========          ===========

Loans, net of unearned discount.................................     $ 3,094,045            3,002,200
                                                                     ===========          ===========

Loans past due 90 days or more
   and still accruing...........................................     $     4,352                2,725
                                                                     ===========          ===========

Asset Quality Ratios:
   Allowance for possible loan losses to loans .................            1.75%                1.68%
   Nonperforming loans to loans.................................            0.93                 0.80
   Allowance for possible loan losses
      to nonperforming loans....................................          186.93               209.88
   Nonperforming assets to loans and other real estate..........            1.18                 1.04
                                                                     ===========          ===========

         Nonperforming loan, consisting of loans on nonaccrual status and restructured loans, were $28.9 million at March 31, 1998 in comparison to $24.1 million at December 31, 1997. The increase is primarily attributable to the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

         Impaired loans, consisting of nonaccrual loans, were $26.1 million and $19.7 million at March 31, 1998 and December 31, 1997, respectively.

         The following is a summary of loan loss experience for the three month period ended March 31:

                                                                                        1998            1997
                                                                                        ----            ----
                                                                                  (dollars expressed in thousands)
Allowance for possible loan losses,
    beginning of period.........................................................      $  50,509         46,781
Acquired allowances for possible loan losses....................................            885             --
                                                                                      ---------      ---------
                                                                                         51,394         46,781
Loans charged-off...............................................................         (2,056)        (4,741)
Recoveries of loans previously charged-off......................................          2,605          2,633
                                                                                      ---------      ---------
     Net loan (charge-offs) recoveries..........................................            549         (2,108)
                                                                                      ---------      ----------
Provision for possible loan losses..............................................          2,100          2,850
                                                                                      ---------      ---------
Allowance for possible loan losses, end of period...............................      $  54,043         47,523
                                                                                      =========      =========

         The allowance for possible loan losses is monitored on a monthly basis. Each month, credit administration provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                         March 31, 1998             December 31, 1997
                                                     ----------------------      --------------------
                                                      Notional      Credit       Notional     Credit
                                                       amount      exposure       amount      exposure
                                                       ------      --------       ------      --------
                                                             (dollars expressed in thousands)

   Interest rate floor agreements................   $  70,000          1          70,000          26
   Interest rate cap agreements..................      10,000        146          10,000         222
   Forward commitments to sell
     mortgage-backed securities..................      78,000         508         60,000          --

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The utilization of swaps decreased with the change in the composition of the balance sheet, resulting in no open swap agreements as of December 31, 1997. The net interest expense for these agreements, consisting solely of amortization of deferred losses, was $975,000 and $1.2 million for the three month periods ended March 31, 1998 and 1997, respectively. Deferred losses on terminated swap agreements are being amortized over the remaining lives of the respective swap agreements. If all or any portion of the underlying liabilities are repaid, the related deferred losses are charged to operations. At March 31, 1998 and December 31, 1997, the unamortized balance of these deferred losses were $8.4 million and $9.4 million, respectively.

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities. At March 31, 1998 and December 31, 1997, the unamortized costs for these agreements were $257,000 and $290,000, respectively, and were included in other assets.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $362.4 million at March 31, 1998 and $328.7 million at December 31, 1997.



         At March 31, 1998, First Banks' more volatile sources of funds mature as follows:

                                                             (dollars expressed
                                                                in thousands)

         Three months or less............................          $ 154,963
         Over three months through six months............             50,169
         Over six months through twelve months...........             57,666
         Over twelve months..............................             99,573
                                                                   ---------
           Total.........................................          $ 362,371
                                                                   =========

         Management believes the future earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the Preferred Securities.


                       Effects of New Accounting Standards

          First Banks adopted the provisions of the Statement on Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on First Banks' consolidated financial statements.

          During 1997, the FASB issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. The statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. First Banks is currently evaluating information required in the statement and believes expanded disclosure information will be required to be included in First Banks' consolidated financial statements for fiscal years beginning after December 15, 1997.

                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
               Number      Description

                 11        Calculation of Earnings per Share.

                 27        Financial Data Schedule (EDGAR only).

   (b) First Banks filed no reports on Form 8-K during the three month period ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    FIRST BANKS, INC.
                                    Registrant


Date:  May 8, 1998                   By: /s/ James F. Dierberg
                                         ---------------------
                                             James F. Dierberg
                                             Chairman, President and
                                                Chief Executive Officer



Date:  May 8, 1998                   By: /s/ Allen H. Blake
                                         ------------------
                                             Allen H. Blake
                                             Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                   Exhibit 11


         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income         Shares         Per share
                                                                    (numerator)   (denominator)      amount
                                                                    -----------   -------------      ------
                                                                  (dollars in thousands, except per share data)

Quarter ended March 31, 1998:
     Basic EPS-income available to common stockholders.........      $  7,169          23,661     $   302.99
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           192           1,389
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $  7,361          25,050     $   293.85
                                                                     ========        ========     ==========

Quarter ended March 31, 1997:
     Basic EPS-income available to common stockholders.........      $  6,557          23,661     $   277.11
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           192           1,645
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $  6,749          25,306     $   266.69
                                                                     ========        ========     ==========
