Form 10-Q
period 1998-06-30
FIRST BANKS INC
filed 1998-08-13
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                 Yes X  No
                                                    ---   ---



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding  at
                 Class                                July 31, 1998
                 -----                                -------------

    Common Stock, $250.00 par value                      23,661

                                First Banks, Inc.

                                      INDEX






                                                                           Page

PART I            FINANCIAL INFORMATION


     Item 1.  Financial Statements:
              Consolidated Balance Sheets as of June 30, 1998
                and December 31, 1997..................................... -1-
              Consolidated Statements of Income for the three and six
                months ended June 30, 1998 and 1997....................... -3-
              Consolidated Statements of Changes in Stockholders' Equity
                for the six months ended June 30, 1997 and 1998
                and the six months ended December 31, 1997................ -4-
              Consolidated Statements of Cash Flows for the six
                months ended June 30, 1998 and 1997....................... -5-
              Notes to Consolidated Financial Statements.................. -6-

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................... -9-



PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................-17-


Signatures   ............................................................ -18-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                       FIRST BANKS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)




                                                                                June 30,          December 31,
                                                                                  1998                1997
                                                                                  ----                ----
                                                                               (unaudited)
                                   ASSETS
                                   ------

Cash and cash equivalents:
   Cash and due from banks...............................................    $   134,230             142,125
   Interest-bearing deposits with other financial
     institutions - with maturities of three months or less..............          2,147               2,840
   Federal funds sold....................................................         32,000              23,515
                                                                             -----------          ----------
              Total cash and cash equivalents............................        168,377             168,480
                                                                             -----------          ----------

Investment securities:
   Trading, at fair value................................................          4,502               3,110
   Available for sale, at fair value.....................................        639,457             773,271
   Held to maturity, at amortized cost (fair value
     of $19,844 and $19,835 at June 30, 1998 and
     December 31,1997, respectively).....................................         19,129              19,149
                                                                             -----------          ----------
              Total investment securities................................        663,088             795,530
                                                                             -----------          ----------

Loans:
   Commercial, financial and agricultural................................        729,412             621,618
   Real estate construction and development..............................        531,881             413,107
   Real estate mortgage..................................................      1,589,218           1,629,115
   Consumer and installment..............................................        286,495             287,752
   Loans held for sale...................................................        103,417              59,081
                                                                             -----------          ----------
              Total loans................................................      3,240,423           3,010,673
   Unearned discount.....................................................         (8,183)             (8,473)
   Allowance for possible loan losses....................................        (55,591)            (50,509)
                                                                             -----------          ----------
              Net loans..................................................      3,176,649           2,951,691
                                                                             -----------          ----------

Bank premises and equipment, net of
   accumulated depreciation and amortization.............................         58,980              51,505
Intangibles associated with the purchase
   of subsidiaries.......................................................         28,036              25,835
Mortgage servicing rights, net of amortization...........................         10,044               9,046
Accrued interest receivable..............................................         28,155              28,358
Other real estate........................................................          5,815               7,324
Deferred income taxes....................................................         45,879              43,355
Other assets.............................................................         90,440              83,890
                                                                             -----------          ----------
               Total assets..............................................    $ 4,275,463           4,165,014
                                                                             ===========          ==========



                       FIRST BANKS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                             June 30,               December 31,
                                                                               1998                    1997
                                                                               ----                    ----
                                                                            (unaudited)
                                LIABILITIES
                                -----------

Deposits:
    Demand:
      Non-interest-bearing............................................     $   478,771                 485,222
      Interest-bearing................................................         336,726                 348,080
    Savings...........................................................       1,066,572                 947,029
    Time:
      Time deposits of $100 or more...................................         237,849                 219,417
      Other time deposits.............................................       1,663,854               1,684,847
                                                                           -----------             -----------
              Total deposits..........................................       3,783,772               3,684,595
Other borrowings......................................................          63,086                  54,153
Notes payable.........................................................          51,048                  55,144
Accrued interest payable..............................................           9,694                   9,976
Deferred income taxes.................................................          12,058                   9,029
Accrued and other liabilities.........................................          12,637                  20,990
Minority interest in subsidiaries.....................................          15,457                  16,407
                                                                           -----------             -----------
              Total liabilities.......................................       3,947,752               3,850,294
                                                                           -----------             -----------

Guaranteed preferred beneficial interests in
  First Banks, Inc. subordinated debenture............................          83,236                  83,183
                                                                           -----------             -----------

                             STOCKHOLDERS' EQUITY
                             --------------------

Preferred stock:
    Class A, convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding.......          12,822                  12,822
    Class B, adjustable rate, $1.50 par value; 200,000 shares
       authorized; 160,505 shares issued and outstanding..............             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding...................           5,915                   5,915
Capital surplus.......................................................           1,979                   3,978
Retained earnings.....................................................         213,057                 199,143
Accumulated other comprehensive income................................          10,461                   9,438
                                                                           -----------             -----------
              Total stockholders' equity..............................         244,475                 231,537
                                                                           -----------             -----------
              Total liabilities and stockholders' equity..............     $ 4,275,463               4,165,014
                                                                           ===========             ===========


See accompanying notes to consolidated financial statements.

                       FIRST BANKS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                           Three months ended       Six months ended
                                                                                June 30,                June 30,
                                                                           ------------------      -----------------
                                                                            1998       1997        1998         1997
Interest income:
     Interest and fees on loans........................................  $  69,432     62,873     136,170     123,097
     Investment securities.............................................     10,654      8,499      21,710      16,480
     Federal funds sold and other......................................        854      1,407       1,990       2,502
                                                                         ---------   --------    --------    --------
           Total interest income.......................................     80,940     72,779     159,870     142,079
                                                                         ---------   --------    --------    --------
Interest expense:
     Deposits:
       Interest-bearing demand.........................................      1,329      1,400       2,803       2,805
       Savings.........................................................     10,232      5,641      19,785      11,039
       Time deposits of $100 or more...................................      3,331      2,596       6,375       4,868
       Other time deposits.............................................     23,715     23,844      47,732      47,029
     Securities sold under agreements to repurchase....................        550        423       1,075         742
     Interest rate exchange agreements, net ...........................        991      1,176       1,980       2,383
     Notes payable and other borrowings................................        973        158       1,972       1,128
                                                                         ---------   --------    --------    --------
           Total interest expense......................................     41,121     35,238      81,722      69,994
                                                                         ---------   --------    --------    --------
           Net interest income.........................................     39,819     37,541      78,148      72,085
                                                                         ---------   --------    --------    --------
Provision for possible loan losses.....................................      1,850      3,175       3,950       6,025
                                                                         ---------   --------    --------    --------
           Net interest income after provision
             for possible loan losses..................................     37,969     34,366      74,198      66,060
                                                                         ---------   --------    --------    --------
Noninterest income:
     Service charges on deposit accounts and
        customer service fees..........................................      3,514      3,010       6,889       5,968
     Credit card fees..................................................        750        686       1,612       1,460
     Loan servicing fees, net..........................................        404        441         703         864
     Gain on mortgage loans sold and held for sale.....................        863         87       1,901         208
     Gain on sales of securities, net..................................        164         --         256          --
     Gain on trading securities, net...................................        586         22         644          22
     Other income......................................................      2,076      1,460       4,146       2,394
                                                                         ---------   --------    --------    --------
           Total noninterest income....................................      8,357      5,706      16,151      10,916
                                                                         ---------   --------    --------    --------
Noninterest expense:
     Salaries and employee benefits....................................     14,391     10,571      27,270      20,928
     Occupancy, net of rental income...................................      2,717      2,610       5,140       5,213
     Furniture and equipment...........................................      2,039      1,885       3,626       4,050
     Postage, printing and supplies....................................      1,543      1,021       2,949       2,241
     Data processing fees..............................................      2,988      2,392       5,954       3,521
     Legal, examination and professional fees..........................      1,274      1,066       2,330       2,169
     Credit card expenses..............................................        770        821       1,562       1,640
     Communications....................................................        766        566       1,492       1,255
     Advertising and business development expense......................      1,791        965       2,656       1,613
     Losses and expenses on other real estate, net of gains............        281        (20)        661          93
     Guaranteed preferred debenture expense............................      2,021      2,121       4,042       3,379
     Other expenses....................................................      4,456      3,784       9,414       6,833
                                                                         ---------   --------    --------    --------
           Total noninterest expense...................................     35,037     27,782      67,096      52,935
                                                                         ---------   --------    --------    --------
           Income before provision for income taxes and minority
              interest in income of subsidiaries.......................     11,289     12,290      23,253      24,041
Provision for income taxes.............................................      4,134      4,051       8,390       7,765
                                                                         ---------   --------    --------    --------
           Income before minority interest in income of subsidiaries...      7,155      8,239      14,863      16,276
Minority interest in income of subsidiaries............................        279        376         621         577
                                                                         ---------   --------    --------    --------
           Net income..................................................      6,876      7,863      14,242      15,699
Preferred stock dividends..............................................        131      1,209         328       2,488
                                                                         ---------   --------    --------    --------
           Net income available to common shareholders.................  $   6,745      6,654      13,914      13,211
                                                                         =========   ========    ========    ========

Earnings per share:
     Basic.............................................................  $  285.02     281.23      588.03      558.33
     Diluted...........................................................     274.34     267.97      568.22      534.73
                                                                         =========   ========    ========    ========
Weighted average shares of common stock outstanding....................     23,661     23,661      23,661      23,661
                                                                         =========   ========    ========    ========

See accompanying notes to consolidated financial statements.

                       FIRST BANKS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
             (dollars expressed in thousands, except per share data)

          Six month periods ended June 30, 1998 and 1997 and six month period ended December 31, 1997


                                                   Class C                                                        Accu-
                                                  preferred     Adjustable rate                                  mulated
                                                   stock,       preferred stock                                   other   Total
                                                                ---------------
                                                 increasing   Class A                          Compre-           compre- stock-
                                                    rate,     conver-         Common  Capital  hensive Retained  hensive holders'
                                                 redeemable    tible  Class B  stock  surplus  income  earnings  income  equity
                                                 ----------    -----  -------  -----  -------  ------  --------  -------------

Consolidated balances, January 1, 1997........... $ 53,887   12,822     241   5,915    3,289           171,182   4,053  251,389
Six months ended June 30, 1997:
    Comprehensive income:
       Net income................................       --       --      --      --       --  $15,699   15,699      --   15,699
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2) ......       --       --      --      --       --    3,607       --   3,607    3,607
                                                                                               -------
       Comprehensive income......................       --       --      --      --       --  $19,306
                                                                                              =======
  Class C preferred stock dividends,
        $.56 per share...........................       --       --      --      --       --            (2,159)     --   (2,159)
  Class A preferred stock dividends,
        $.30 per share...........................       --       --      --      --       --              (321)     --     (321)
  Class B preferred stock dividends,
        $.03 per share...........................       --       --      --      --       --                (7)     --       (7)
  Purchase and retirement of Class C shares......   (6,575)      --      --      --     (155)               --      --   (6,730)
  Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --      --     (282)               --      --     (282)
                                                  --------    -----    ----     ----  ------          --------   -----  -------
Consolidated balances, June 30, 1997.............   47,312    12,822    241    5,915   2,852           184,394   7,660  261,196
Six months ended December 31, 1997:
 Comprehensive income:
       Net income................................       --       --      --       --     -- $ 17,328    17,328      --   17,328
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2).......       --       --      --       --     --    1,778       --   1,778    1,778
                                                                                             -------
       Comprehensive income.......................      --       --      --       --     -- $ 19,106
                                                                                            ========
  Class C preferred stock dividends,
        $1.69 per share..........................       --       --      --       --     --             (2,120)    --   (2,120)
  Class A preferred stock dividends,
        $.90 per share...........................       --       --      --       --     --               (449)    --     (449)
  Class B preferred stock dividends,
        $.08 per share...........................       --       --      --       --     --                (10)    --      (10)
    Purchase and retirement of Class C shares....     (199)      --      --       --     (6)                --     --     (205)
    Redemption of Class C preferred shares.......  (47,113)      --      --       --     --                 --     --  (47,113)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --       --  1,132                 --     --    1,132
                                                  --------    -----     ---     ----  -----            -------  ------ -------
Consolidated balances, December 31,1997..........       --    12,822    241     5,915 3,978            199,143   9,438 231,537
Six months ended June 30, 1998: Comprehensive income:
       Net income................................       --       --      --        --     --   $ 14,242 14,242      --   14,242
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2).......       --       --      --        --     --      1,023     --    1,023   1,023
                                                                                               --------
       Comprehensive income......................       --       --      --        --     --   $ 15,265
                                                                                               ========
  Class A preferred stock dividends,
        $.30 per share...........................       --       --      --        --     --              (321)      --    (321)
  Class B preferred stock dividends,
        $.03 per share...........................       --       --      --        --     --                (7)      --      (7)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --        --   (1,999)             --      --   (1,999)
                                                  --------    -----     ---      ----   ------          ------  ------ --------
Consolidated balances, June 30, 1998............. $     --    12,822    241      5,915   1,979          213,057 10,461  244,475
                                                  ========    ======    ===      =====  ======          ======= ====== ========

---------------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification amount:

                                                                                           Six months ended    Six months ended
                                                                                               June 30,         December 31,
                                                                                            --------------      -----------
                                                                                             1998      1997          1997


                                                                                             ----      ----          ----

Unrealized gains arising during the period..............................................    $1,279     3,607         4,113
Less: reclassification adjustment for gains included
     in net income......................................................................       256        --         2,335
                                                                                            ------     -----         -----
Unrealized gain on securities...........................................................    $1,023     3,607         1,778
                                                                                            ======     =====         =====

See accompanying notes to consolidated financial statements.

                       FIRST BANKS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                          Six months ended
                                                                                              June 30,
                                                                                        -------------------
                                                                                        1998           1997
                                                                                        ----           ----
Cash flows from operating activities:
     Net income...................................................................   $   14,242       15,699
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization of bank premises and equipment.............        2,519        2,938
         Amortization, net of accretion...........................................        5,210        1,685
         Originations and purchases of loans held for sale........................     (239,632)     (55,669)
         Proceeds from sales of loans held for sale ..............................      195,617       54,952
         Provision for possible loan losses.......................................        3,950        6,025
         Provision for income taxes...............................................        8,390        7,765
         Payments of income taxes.................................................       (9,862)      (5,035)
         Decrease (increase) in accrued interest receivable ......................          801       (3,504)
         Net increase in trading securities.......................................       (1,392)      (2,298)
         Interest accrued on liabilities..........................................       81,722       73,373
         Payments of interest on liabilities......................................      (82,068)     (74,348)
         Other operating activities, net..........................................      (10,676)      (2,875)
         Minority interest in income of subsidiaries..............................          621          577
                                                                                     ----------     --------
              Net cash (used in) provided by operating activities.................      (30,558)      19,285
                                                                                     ----------     --------
Cash flows from investing activities:
     Cash and cash equivalents received from acquisitions, net of cash paid.......       16,895       40,361
     Sale of investment securities available for sale.............................       42,558           --
     Maturities of investment securities available for sale.......................      230,922      205,734
     Maturities of investment securities held to maturity.........................        1,074        1,207
     Purchases of investment securities available for sale........................     (139,067)    (197,044)
     Purchases of investment securities held to maturity..........................       (1,091)        (654)
     Net increase in loans........................................................     (161,963)    (103,828)
     Recoveries of loans previously charged-off...................................        4,384        5,550
     Purchases of bank premises and equipment.....................................       (9,811)      (2,601)
     Other investing activities...................................................       (2,930)       2,901
                                                                                     ----------     --------
              Net cash used in investing activities...............................      (19,029)     (48,374)
                                                                                     ----------     --------
Cash flows from financing activities:
     Other increases (decreases) in deposits:
         Demand and savings deposits..............................................       73,905       53,224
         Time deposits............................................................      (25,389)      16,228
     Decrease in Federal Home Loan Bank advances..................................       (1,514)     (36,401)
     Increase in other borrowings.................................................       10,447       11,980
     Decrease in notes payable....................................................       (7,637)     (68,675)
     Purchase and retirement of Class C preferred stock...........................           --       (6,575)
     Proceeds from issuance of guaranteed preferred
         subordinated debenture...................................................           --       83,086
     Payment of preferred stock dividends.........................................         (328)      (2,485)
                                                                                     ----------     --------
              Net cash provided by financing activities ..........................       49,484       50,382
                                                                                     ----------     --------
              Net increase (decrease) in cash and cash equivalents ...............         (103)      21,293
Cash and cash equivalents, beginning of period ...................................      168,480      227,954
                                                                                     ----------     --------
Cash and cash equivalents, end of period..........................................   $  168,377      249,247
                                                                                     ==========     ========

Noncash investing and financing activities:
     Loans transferred to other real estate.......................................   $    1,808        2,303
                                                                                     ==========    =========


See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

         First Banks' primary subsidiaries (Subsidiary Banks) are:

           First Bank, headquartered in St. Louis County, Missouri (First Bank). First Banks America, Inc., headquartered in St. Louis County,
             Missouri (FBA), and its wholly owned subsidiaries:
               BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS). First Bank of California, headquartered in Roseville, California (FB California).
           CCB Bancorp, Inc., headquartered in Newport Beach, California (CCB), and its wholly owned subsidiary:
               First Bank & Trust, headquartered in Newport Beach, California (FB&T).

         First Banks' ownership interest in FBA was 72.6% and 65.9% at June 30, 1998 and December 31, 1997, respectively.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1997 amounts have been made to conform with the 1998 presentation.

(2)  Mergers and Acquisitions

         On June 8, 1998, FBA executed an Agreement in Principle to acquire Redwood Bancorp, and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $153.8 million in total assets, $119.4 million in loans, net of unearned discount, and $139.0 million in deposits at June 30, 1998. FBA anticipates that the transaction, which is subject to various conditions, will be completed by the end of the fourth quarter.

         On February 2, 1998, FBA completed its merger with First Commercial Bancorp, Inc. (FCB). FCB's wholly owned subsidiary, First Commercial Bank (First Commercial), was also merged into FB California. In the transaction, FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 752,000 shares of FBA common stock in the transaction. The transaction provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of FBA's note payable to First Banks, and for the exchange of FCB convertible debentures of $6.5 million, which are owned by First Banks, for comparable debentures of FBA. The merger of FBA and FCB did not have a significant impact on the operations of First Banks.

         The transaction was accounted for as a business combination of entities under common control. Accordingly, FBA assumed First Banks' 61.48% interest in FCB at its historical cost basis. The remaining 38.52%, or minority interest, owned by unaffiliated parties was recorded at fair value. The excess of the cost over the fair value of the minority interest's share in the fair value of the net assets acquired was $1.6 million and is being amortized over 15 years.

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

(3)  Regulatory Capital

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' and the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1997, the date of the most recent notification from First Banks' primary regulator, each of the Subsidiary Banks was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

         At June 30, 1998 and December 31, 1997, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk based capital ratios
                                                      -------------------------
                                                   Total                     Tier 1                Leverage Ratio
                                                   -----                     ------                --------------
                                              1998       1997           1998      1997              1998    1997
                                              ----       ----           ----      ----              ----    ----

         First Banks......................    9.96%     10.26%          8.61%     8.78%            6.78%    6.80%
         First Bank.......................   10.51      10.78           9.26      9.52             7.33     7.19
         FB&T.............................   11.00      12.71           9.74     11.45             7.07     7.70
         BankTEXAS........................   12.48      12.26          11.23     11.00             9.27     8.90
         FB California....................   11.35      13.03          11.09     11.77             8.06    13.80
         First Commercial (1).............      --      11.25             --      9.98                --    7.96

----------
(1) Merged into FB California effective February 2, 1998.

(4)  Cumulative Trust Preferred Securities of First America Capital Trust

         During July 1998, First America Capital Trust (First Capital), a newly-formed Delaware business subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (Preferred Securities) at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. Distributions payable on the Preferred Securities will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing September 30, 1998. The distributions will be recorded as a noninterest expense in the consolidated financial statements.

         The proceeds from the offering will be used to repay outstanding indebtedness under First Banks' note payable to a group of unaffiliated banks, for acquisitions (including the pending acquisition of Redwood Bancorp) and for general corporate purposes. Available proceeds will be temporarily invested in short-term securities.

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

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At June 30, 1998, First Banks had $4.28 billion in total assets; $3.23 billion in total loans, net of unearned discount; $3.78 billion in total deposits; and $244 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at June 30, 1998:

                                              Number                           Loans, net
                                                of                             of unearned       Total
              Subsidiary Banks               locations    Total assets          discount        deposits
              ----------------               ---------    ------------          --------        --------
                                                                    (dollars expressed in thousands)

First Bank..............................        98         $ 2,897,457          2,288,800       2,602,307
FBA:
   BankTEXAS............................         6             268,434            177,418         231,359
   FB California........................        11             401,841            291,774         355,084
CCB:
   FB&T.................................        18             694,617            475,283         610,798

                               Financial Condition

         First Banks' total assets increased by $110 million to $4.28 billion from $4.17 billion at June 30, 1998 and December 31, 1997, respectively. This increase is primarily attributable to the increase in deposits of $100 million to $3.78 billion from $3.68 billion at June 30, 1998 and December 31, 1997, respectively. The funds generated by the increase in deposits along with the funds provided by the decrease in investment securities of $132 million during the same period were primarily utilized to fund loan growth of $230 million.

                              Results of Operations

Net Income

         Net income for the three months ended June 30, 1998 was $6.9 million, compared to $7.9 million for the same period in 1997. While net income decreased, earnings per share on a diluted basis increased to $274.34 from $267.97 for the three months ended June 30, 1998 and 1997, respectively. Net income for the six months ended June 30, 1998 and 1997 was $14.2 million and $15.7 million, or $568.22 and $534.73 per share on a diluted basis, respectively. The increase in earnings per share reflects the effect of the redemption of First Banks' Class C preferred stock in December 1997, and the resulting reduction of First Banks' quarterly dividend requirement by approximately $1.2 million and $2.4 million for the three and six month periods ended June 30, 1998, respectively. However, the funds required for the redemption were borrowed, resulting in an increase in interest expense of $900,000 and $1.9 million for the three and six month periods ended June 30, 1998, respectively. Since the Class C dividend requirement is not deducted in the determination of net income, whereas interest expense is, the effect of this was to reduce 1998 net income by $585,000 and $1.24 million for the three and six month periods, respectively, when compared to the same periods in 1997.

         The results for the three and six month periods ended June 30, 1998 include the additional costs associated with Surety Bank's and Pacific Bay Bank's data processing and back-office conversions to First Banks' systems and procedures. Surety Bank, Vallejo, California, and Pacific Bay Bank, San Pablo, California, were acquired in December 1997 and February 1998, respectively.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $40.1 million, or 4.07% of average interest earning assets, for the three months ended June 30, 1998, from $35.6 million, or 4.10% of average interest earning assets, for the same period in 1997. For the six months ended June 30, 1998 and 1997, net interest income (expressed on a tax-equivalent basis) was $78.6 million, or 4.06%, and $69.2 million, or 4.04%, of average interest earning assets, respectively.

         The increased net interest income for 1998 is attributable to the increase in average interest-earning assets of $459.4 million and $453.4 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The increase is attributable to loans which increased on average by $352.0 million and $304.1 million for the three and six month periods ended June 30, 1998, respectively, over the same periods in 1997. Contributing further to the improved net interest income was the decrease in the cost of interest-bearing liabilities to 4.81% and 4.86% for the three and six month periods ended June 30, 1998, compared to 4.94% and 4.91% for the same periods in 1997, respectively. This reflects the continual process of realigning the deposit portfolios of acquired entities and the overall increase in the percentage of demand deposits and savings deposits to total deposits.

         Offsetting the increase in net interest income is the amortization and periodic costs of hedging the interest rate risk position of First Banks. The cost of hedging totaled $991,000 and $2.0 million for the three and six month periods ended June 30, 1998, compared to $1.2 million and $2.4 million for the same periods in 1997. The decrease in the cost of hedging for 1998 is attributable to the reduced level of interest rate risk resulting from the realignment of the loan portfolio, combined with the gradual changes in the composition of the investment securities portfolios from mortgage-backed securities to U.S. Treasury and generic U.S. government agencies securities, and changes in the composition of interest-bearing liabilities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:




                                               Three months ended June 30,                        Six months ended June 30,
                                     ----------------------------------------------   ---------------------------------------------
                                              1998                    1997                      1998                    1997
                                     ---------------------   ----------------------  ----------------------    --------------------
                                            Interest                 Interest                 Interest                 Interest
                                    Average income/ Yield/  Average  income/Yield/   Average  income/Yield/  Average income/Yield/
                                    balance expense rate    balance  expense rate    balance expense  rate   balance expense rate
                                     -------------------     -------  ------------    ------- -------  ----   ------- ------- ----
                                                                         (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans.......................  $3,170,735  69,507 8.79%  $2,818,728 62,957 8.96%  $3,102,837136,322  8.86%$2,798,761 123,277 8.88%
   Investment securities.......     712,523  10,809 6.08      564,395  8,633 6.14      727,515 22,005  6.10    559,550  16,752 6.04
   Federal funds sold and other      61,897     854 5.53      102,653  1,407 5.50       72,611  1,990  5.53     91,263   2,502 5.53
                                 ---------- -------        ---------- ------        ---------- ------       ---------- -------
       Total interest-earning
         assets................   3,945,155  81,170 8.25    3,485,776 72,997 8.40    3,902,963 160,317 8.28  3,449,574 142,531 8.33
                                            -------                   ------                   -------                 -------
Nonearning assets..............     303,401                   219,363                  298,518                 226,733
                                 ----------                ----------               ----------              ----------
       Total assets............  $4,248,556                $3,705,139               $4,201,481              $3,676,307
                                 ==========                ==========               ==========              ==========

   Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Interest-bearing demand
     deposits..................  $  353,276   1,329 1.51%  $  330,058  1,400 1.71%  $  351,974  2,803  1.61% $ 332,005   2,805 1.70%
   Savings deposits............   1,031,642  10,232 3.98      685,316  5,641 3.31      999,149 19,785  3.99    683,355  11,039 3.26
   Time deposits of $100
     or more (1)...............     230,423   3,446 6.00      182,833  2,708 5.96      220,327  6,594  6.04    174,037   5,085 5.89
   Other time deposits (1).....   1,707,704  24,567 5.77    1,696,548 24,882 5.90    1,719,013 49,444  5.80  1,686,728  49,138 5.87
                                 ---------- -------        ---------- ------        ---------- ------       ----------  ------
       Total interest-bearing
         deposits..............   3,323,045  39,574 4.78    2,894,755 34,631 4.81    3,290,463 78,626  4.82  2,876,125  68,067 4.77
   Notes payable and other (1).     103,393   1,547 6.00      137,421  2,728 7.98      103,458  3,096  6.03    138,889   5,306 7.70
                                 ---------- -------        ---------- ------        ---------- ------       ---------- -------
       Total interest-bearing
         liabilities...........   3,426,438  41,121 4.81    3,032,176 37,359 4.94    3,393,921 81,722  4.86  3,015,014  73,373 4.91
                                            -------                   ------                   ------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............     454,792                   382,355                  442,112                 372,741
   Other liabilities...........     127,397                    37,684                  128,217                  37,163
                                 ----------                ----------               ----------              ----------
       Total liabilities.......   4,008,627                 3,452,215                3,964,250               3,424,918
Stockholders' equity...........     239,929                   252,924                  237,231                 251,389
                                 ----------                ----------               ----------              ----------
       Total liabilities and
         stockholders' equity..  $4,248,556                $3,705,139               $4,201,481               $3,676,307
                                 ==========                ==========               ==========               ==========

Net interest income............              40,049                   35,638                   78,595                   69,158
                                            =======                   ======                   ======                  =======
Net interest margin............                     4.07%                    4.10%                     4.06%                   4.04%
                                                    ====                     ====                      ====                    ====
------------
(1) Includes the effects of interest rate exchange agreements.

Provision for Possible Loan Losses

         The provision for possible loan losses was $1.9 million and $4.0 million for the three and six month periods ended June 30, 1998, compared to $3.2 million and $6.0 million for the same periods in 1997, respectively. The decrease in the provision for possible loan losses is primarily attributable to loan loss experience. For the six months ended June 30, 1998, First Banks experienced net loan recoveries of $247,000, in comparison to net loan charge-offs of $5.1 million for the same period in 1997. The acquisition of Pacific Bay provided $885,000 in additional allowance for possible loan losses.


         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $8.4 million and $16.2 million for the three and six month periods ended June 30, 1998, respectively, compared to $5.7 million and $10.9 million for the same period in 1997. The largest component of noninterest income is service charges on deposit accounts and other non-yield customer service fees.

         Service charges on deposit accounts and customer service fees were $3.5 million and $6.9 million for the three and six month periods ended June 30, 1998, respectively, compared to $3.0 million and 6.0 million for the same periods in 1997. The increase in service charges corresponds to the increase in deposit balances provided both by internal growth and the acquisitions of Surety Bank and Pacific Bay.

         The gain on mortgage loans sold and held for sale increased to $863,000 and $1.9 million for the three and six month periods ended June 30, 1998, from $87,000 and $208,000 for the same periods in 1997, respectively. This increase is attributable to an increased volume of loans held for sale precipitated by the increased demand for fixed rate residential mortgage loans and the overall expansion of First Banks' mortgage banking activities in California.

         Other income was $2.1 million and $4.2 million for the three and six month periods ended June 30, 1998, compared to $1.5 million and $2.4 million for the same periods in 1997. The primary component of the increase is $761,000 and $1.4 million recognized as income on a bank-owned life insurance policy for the three and six month periods ended June 30, 1998, respectively.

Noninterest Expense

         Noninterest expense was $35.0 million and $67.1 million for the three and six month periods ended June 30, 1998, respectively, compared to $27.8 million and $52.9 million for the same periods in 1997. The increase in noninterest expense is attributable to the acquisitions of Surety Bank and Pacific Bay and the continued expansion of First Banks' commercial and retail functions within existing markets.

         Salaries and employee benefits have increased to $14.4 million and $27.3 million for the three and six month periods ended June 30, 1998, from $10.6 million and $20.9 million for the same periods in 1997. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial and retail business development capabilities.

         Data processing fees for the three and six month periods ended June 30, 1998 were $3.0 million and $6.0 million, compared to $2.4 million and $3.5 million for the same periods in 1997, respectively. Effective April 1, 1997, First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his immediate family, began providing data processing and related services for First Banks. These services were previously provided by FirstServ, Inc. a wholly owned subsidiary of First Banks. As a result, expenses related to data processing and related services were recorded in various noninterest expense categories for the periods prior to April 1, 1997. Subsequent to that date, these expenses are reflected as data processing expenses.

         Other noninterest expense for the six months ended June 30, 1998 includes $1.1 million representing a one-time charitable contribution to the Affordable Housing Assistance Program. In addition, the Subsidiary Banks settled two lawsuits resulting in approximately $500,000 being charged to other noninterest expense during the six month period ended June 30, 1998.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 75.6% and 72.1% of total assets as of June 30, 1998 and December 31, 1997, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $185.7 million to $3.13 billion at June 30, 1998, from $2.94 billion at December 31, 1997. The increase reflects continued growth within corporate lending of $225.8 million, offset by the decrease of the residential mortgage and consumer and installment loan portfolios of $74.9 million and $968,000, respectively, at June 30, 1998 in comparison to December 31, 1997. These decreases are attributable to the reductions of new loan origination volumes that are held for investment and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                                                  June 30,          December 31,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                 (dollars expressed in thousands)

Commercial, financial and agricultural.......................................   $    7,875               6,025
Real estate construction and development.....................................        5,102               4,097
Real estate mortgage.........................................................       23,522              19,305
Consumer and installment.....................................................           91                  94
                                                                                ----------         -----------
         Total nonperforming loans...........................................       36,590              29,521
Other real estate............................................................        5,815               7,324
                                                                                ----------         -----------
         Total nonperforming assets..........................................   $   42,405              36,845
                                                                                ==========         ===========

Loans, net of unearned discount..............................................   $3,232,240           3,002,200
                                                                                ==========         ===========

Loans past due 90 days or more
   and still accruing........................................................   $    2,738               2,725
                                                                                ==========         ===========

Asset Quality Ratios:
   Allowance for possible loan losses to loans ..............................         1.72%               1.68%
   Nonperforming loans to loans..............................................         1.13                0.98
   Allowance for possible loan losses
      to nonperforming loans.................................................       151.93              171.10
   Nonperforming assets to loans and other real estate.......................         1.31                1.22
                                                                                ==========         ===========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $36.6 million at June 30, 1998 in comparison to $29.5 million at December 31, 1997. The increase is primarily attributable to the modest increase in corporate banking loans, including commercial and financial, construction and commercial real estate loans, and the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

         Impaired loans, consisting of nonaccrual loans, were $33.8 million and $24.1 million at June 30, 1998 and December 31, 1997, respectively.


         The following is a summary of loan loss experience for the three and six month periods ended June 30:

                                                                            Three months ended     Six months ended
                                                                                 June 30,             June 30,
                                                                              --------------      -----------------
                                                                              1998      1997      1998       1997
                                                                              ----      ----      ----       ----
                                                                                (dollars expressed in thousands)
Allowance for possible loan losses,
    beginning of period..................................................  $ 54,043     47,523    50,509    46,781
Acquired allowances for possible loan losses.............................        --         --       885        --
                                                                           --------   --------   -------  --------
                                                                             54,043     47,523    51,394    46,781
                                                                           --------   --------   -------  --------
Loans charged-off........................................................    (2,082)    (5,907)   (4,138)  (10,648)
Recoveries of loans previously charged-off...............................     1,780      2,917     4,385     5,550
                                                                           --------   --------   -------  --------
     Net loan (charge-offs) recoveries...................................      (302)    (2,990)      247    (5,098)
                                                                           ---------  --------   -------  --------
Provision for possible loan losses.......................................     1,850      3,175     3,950     6,025
                                                                           --------   --------   -------  --------
Allowance for possible loan losses, end of period........................  $ 55,591     47,708    55,591    47,708
                                                                           ========   ========   =======  ========

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

                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                          June 30, 1998             December 31, 1997
                                                     ----------------------      --------------------
                                                      Notional      Credit       Notional     Credit
                                                       amount      exposure       amount      exposure
                                                       ------      --------       ------      --------
                                                             (dollars expressed in thousands)

   Interest rate swap agreement..................   $  15,000         57              --          --
   Interest rate floor agreements................      70,000          5          70,000          26
   Interest rate cap agreement...................      10,000        131          10,000         222
   Forward commitments to sell
     mortgage-backed securities..................      78,000         --          60,000          --

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         First Bank utilizes interest rate swap agreements to alter the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The utilization of swaps decreased with the change in the composition of the balance sheet, resulting in no open swap agreements as of December 31, 1997. The net interest expense for these agreements, consisting solely of amortization of deferred losses, was $2.0 million and $1.5 million for the six month periods ended June 30, 1998 and 1997, respectively. Deferred losses on terminated swap agreements are being amortized over the remaining life of the swap agreement. If all or any portion of the underlying liabilities are repaid, the related deferred losses are charged to operations. At June 30, 1998 and December 31, 1997, the unamortized balance of these deferred losses were $7.4 million and $9.4 million, respectively.

         In June 1998,  First Bank entered into a $15.0  million  interest  rate swap agreement (Swap Agreement) to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The Swap Agreement, which matures on June 11, 2002, provides for First Bank to receive a fixed rate of interest of 5.99% and pay an adjustable rate equivalent to the 90 day London interbank offering rate (LIBOR). The net amount due to First Bank under the Swap Agreement was $2,000 at June 30, 1998.

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities. At June 30, 1998 and December 31, 1997, the unamortized costs for these agreements were $224,000 and $290,000, respectively, and were included in other assets.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $352.0 million at June 30, 1998 and $328.7 million at December 31, 1997.

         At June 30, 1998, First Banks' more volatile sources of funds mature as follows:

                                                        (dollars expressed in
                                                               thousands)

         Three months or less..........................       $ 149,694
         Over three months through six months..........          41,044
         Over six months through twelve months.........          74,043
         Over twelve months............................          87,202
                                                              ---------
           Total.......................................       $ 351,983
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

                                    Year 2000

         First Banks and the Subsidiary Banks are subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. Generally, most software used by First Banks is purchased from outside vendors. Consequently, First Banks has been working with these vendors to determine whether these issues are being adequately addressed. First Banks has been developing testing procedures and schedules to verify the ability of equipment and software to handle Year 2000 issues. This testing will be implemented during the third and fourth quarters of 1998. Certain equipment known to be incompatible with Year 2000 is scheduled for replacement during the fourth quarter of 1998 and first quarter of 1999.

         First Banks' process of evaluating potential effects of Year 2000 issues on customers of the Subsidiary Banks is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible systems on customers of the Subsidiary Banks. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. Until sufficient information is accumulated from customers of the banks to enable First Banks to assess the degree to which customers' operations are susceptible to potential problems, First Banks will be unable to quantify the potential effect on its commercial customers. In addressing the uncertainty, First Banks has revised its methodology with respect to the adequacy of its allowance for possible loan losses to include an allocation for the estimated risks associated with the Year 2000 issue.


                       Effects of New Accounting Standards

          First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have material impact on First Banks' consolidated financial statements.

          During 1997, the FASB issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. The statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. First Banks is currently evaluating information required in the statement and believes expanded disclosure information will be required to be included in First Banks' consolidated financial statements for fiscal years beginning after December 15, 1997.

          In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating the requirements and impact of SFAS 133.




                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
               Number      Description
               ------      -----------

                 11        Calculations of Earnings Per Share.

                 27        Article 9 - Financial Data Schedule (EDGAR only)

   (b) First Banks filed no reports on Form 8-K during the three month period ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        FIRST BANKS, INC.
                                        Registrant


Date:  August 13, 1998                  By: /s/ James F. Dierberg
                                            ---------------------
                                                James F. Dierberg
                                                Chairman, President and
                                                   Chief Executive Officer



Date:  August 13, 1998                  By: /s/ Allen H. Blake
                                            ------------------
                                                Allen H. Blake
                                                Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                   Exhibit 11


         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income         Shares         Per-share
                                                                    (numerator)   (denominator)      Amount
                                                                    -----------   -------------      ------
                                                             (dollars expressed in thousands, except per share data)
Three months ended June 30, 1998:
     Basic EPS-income available to common stockholders.........      $  6,745          23,661      $ 285.02
                                                                                                   ========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           128           1,389
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $  6,873          25,050      $ 274.34
                                                                     ========        ========      ========

Three months ended June 30, 1997:
     Basic EPS-income available to common stockholders.........      $  6,654          23,661      $ 281.23
                                                                                                   ========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           128           1,645
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $  6,782          25,306      $ 267.97
                                                                     ========        ========      ========


Six months ended June 30, 1998:
     Basic EPS-income available to common stockholders.........      $ 13,914          23,661      $ 588.03
                                                                                                   ========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           321           1,389
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 14,235          25,050      $ 568.22
                                                                     ========        ========      ========

Six months ended June 30, 1997:
     Basic EPS-income available to common stockholders.........      $ 13,211          23,661      $ 558.33
                                                                                                   ========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           321           1,645
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 13,532          25,306      $ 534.73
                                                                     ========        ========      ========