Form 10-Q
period 1998-09-30
FIRST BANKS INC
filed 1998-11-12
CIK 710507

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                                        Outstanding at
                 Class                                 October 31, 1998
                 -----                                 ----------------

    Common Stock, $250.00 par value                         23,661

                                First Banks, Inc.

                                      INDEX






                                                                            Page

PART I       FINANCIAL INFORMATION


   Item 1. Financial Statements:
           Consolidated Balance Sheets as of September 30, 1998
             and December 31, 1997.........................................  -1-
           Consolidated Statements of Income for the three and nine
             months ended September 30, 1998 and 1997......................  -3-
           Consolidated Statements of Changes in Stockholders' Equity for
             the nine months ended September 30, 1998 and 1997
             and the three months ended December 31, 1997..................  -4-
           Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 and 1997......................  -5-
           Notes to Consolidated Financial Statements......................  -6-

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  -9-



PART II.     OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K................................ -19-


Signatures................................................................. -20-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                FIRST BANKS, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)




                                                                              September 30,       December 31,
                                                                                  1998                1997
                                                                                  ----                ----
                                                                               (unaudited)
                                   ASSETS
                                   ------

Cash and cash equivalents:
   Cash and due from banks...............................................    $   130,186             142,125
   Interest-bearing deposits with other financial
     institutions - with maturities of three months or less..............          2,657               2,840
   Federal funds sold....................................................         10,200              23,515
                                                                             -----------          ----------
              Total cash and cash equivalents............................        143,043             168,480
                                                                             -----------          ----------

Investment securities:
   Trading, at fair value................................................          3,882               3,110
   Available for sale, at fair value.....................................        635,693             773,271
   Held to maturity, at amortized cost (fair value
     of $21,383 and $19,835 at September 30, 1998 and
     December 31,1997, respectively).....................................         20,519              19,149
                                                                             -----------          ----------
              Total investment securities................................        660,094             795,530
                                                                             -----------          ----------

Loans:
   Commercial, financial and agricultural................................        831,816             621,618
   Real estate construction and development..............................        626,113             413,107
   Real estate mortgage..................................................      1,557,102           1,629,115
   Consumer and installment..............................................        318,860             287,752
   Loans held for sale...................................................        106,369              59,081
                                                                             -----------          ----------
              Total loans................................................      3,440,260           3,010,673
   Unearned discount.....................................................         (7,776)             (8,473)
   Allowance for possible loan losses....................................        (60,553)            (50,509)
                                                                             -----------          ----------
              Net loans..................................................      3,371,931           2,951,691
                                                                             -----------          ----------

Bank premises and equipment, net of
   accumulated depreciation and amortization.............................         60,438              51,505
Intangibles associated with the purchase
   of subsidiaries.......................................................         37,476              25,835
Mortgage servicing rights, net of amortization...........................          9,737               9,046
Accrued interest receivable..............................................         29,617              28,358
Other real estate........................................................          5,861               7,324
Deferred income taxes....................................................         49,393              43,355
Other assets.............................................................         93,704              83,890
                                                                             -----------          ----------
               Total assets..............................................    $ 4,461,294           4,165,014
                                                                             ===========          ==========

                                FIRST BANKS, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                           September 30,            December 31,
                                                                               1998                    1997
                                                                               ----                    ----
                                                                            (unaudited)
                                 LIABILITIES
                                 -----------

Deposits:
    Demand:
      Non-interest-bearing............................................     $   510,063                 485,222
      Interest-bearing................................................         348,662                 348,080
    Savings...........................................................       1,167,749                 947,029
    Time:
      Time deposits of $100 or more...................................         220,069                 219,417
      Other time deposits.............................................       1,620,221               1,684,847
                                                                           -----------             -----------
              Total deposits..........................................       3,866,764               3,684,595
Other borrowings......................................................         105,519                  54,153
Notes payable.........................................................          53,048                  55,144
Accrued interest payable..............................................           9,020                   9,976
Deferred income taxes.................................................          12,948                   9,029
Accrued and other liabilities.........................................          17,287                  20,990
Minority interest in subsidiaries.....................................          14,949                  16,407
                                                                           -----------             -----------
              Total liabilities.......................................       4,079,535               3,850,294
                                                                           -----------             -----------

Guaranteed preferred beneficial interests in:
    First Banks, Inc. subordinated debenture..........................          83,262                  83,183
    First Banks America, Inc. subordinated debenture..................          44,140                      --
                                                                           -----------             -----------
                                                                               127,402                  83,183
                                                                           -----------             -----------

                            STOCKHOLDERS' EQUITY
                            --------------------

Preferred stock:
    Class A, convertible, adjustable rate, $20.00 par value; 750,000
      shares authorized; 641,082 shares issued and outstanding........          12,822                  12,822
    Class B, adjustable rate, $1.50 par value; 200,000 shares
      authorized; 160,505 shares issued and outstanding...............             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding...................           5,915                   5,915
Capital surplus.......................................................           1,432                   3,978
Retained earnings.....................................................         221,448                 199,143
Accumulated other comprehensive income................................          12,499                   9,438
                                                                           -----------             -----------
              Total stockholders' equity..............................         254,357                 231,537
                                                                           -----------             -----------
              Total liabilities and stockholders' equity..............     $ 4,461,294               4,165,014
                                                                           ===========             ===========


See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                           Three months ended       Nine months ended
                                                                              September 30,           September 30,
                                                                           -----------------       ------------------
                                                                            1998       1997        1998         1997
                                                                            ----       ----        ----         ----
Interest income:
     Interest and fees on loans........................................  $  73,260     64,334     209,430     187,431
     Investment securities.............................................      9,966      8,508      31,676      24,988
     Federal funds sold and other......................................        551      1,898       2,541       4,400
                                                                         ---------   --------    --------    --------
           Total interest income.......................................     83,777     74,740     243,647     216,819
                                                                         ---------   --------    --------    --------
Interest expense:
     Deposits:
       Interest-bearing demand.........................................      1,141      1,409       3,944       4,214
       Savings.........................................................     11,226      7,221      31,011      18,260
       Time deposits of $100 or more...................................      2,883      2,668       9,258       7,536
       Other time deposits.............................................     22,590     23,881      70,322      70,910
     Securities sold under agreements to repurchase....................        647        490       1,722       1,232
     Interest rate exchange agreements, net ...........................      1,011      3,227       2,991       5,610
     Notes payable and other borrowings................................        825        114       2,797       1,242
                                                                         ---------   --------    --------    --------
           Total interest expense......................................     40,323     39,010     122,045     109,004
                                                                         ---------   --------    --------    --------
           Net interest income.........................................     43,454     35,730     121,602     107,815
                                                                         ---------   --------    --------    --------
Provision for possible loan losses.....................................      2,275      3,100       6,225       9,125
                                                                         ---------   --------    --------    --------
           Net interest income after provision
              for possible loan losses.................................     41,179     32,630     115,377      98,690
                                                                         ---------   --------    --------    --------
Noninterest income:
     Service charges on deposit accounts and
       customer service fees...........................................      3,781      3,208      10,670       9,176
     Credit card fees..................................................        695        788       2,307       2,248
     Loan servicing fees, net..........................................        177        398         880       1,262
     Gain on mortgage loans sold and held for sale.....................      1,758        162       3,659         370
     Gain on sales of securities, net..................................        559      2,241         815       2,241
     (Loss) gain on trading securities, net............................        (29)        91         615         113
     Other income......................................................      2,059      1,941       6,205       4,335
                                                                         ---------   --------    --------    --------
           Total noninterest income....................................      9,000      8,829      25,151      19,745
                                                                         ---------   --------    --------    --------
Noninterest expense:
     Salaries and employee benefits....................................     14,627     10,756      41,897      31,684
     Occupancy, net of rental income...................................      2,830      2,711       7,970       7,924
     Furniture and equipment...........................................      1,755      1,654       5,381       5,704
     Postage, printing and supplies....................................      1,144        803       4,093       3,044
     Data processing fees..............................................      3,737      2,323       9,691       5,844
     Legal, examination and professional fees..........................      1,716        967       4,046       3,136
     Credit card expenses..............................................        987        863       2,549       2,503
     Communications....................................................        741        594       2,233       1,849
     Advertising and business development expense......................      1,111      1,098       3,767       2,711
     Losses and expenses on other real estate, net of gains............       (146)      (273)        515        (180)
     Guaranteed preferred debentures expense...........................      2,786      2,083       6,828       5,462
     Other expenses....................................................      4,818      4,344      14,232      11,177
                                                                         ---------   --------    --------    --------
           Total noninterest expense...................................     36,106     27,923     103,202      80,858
                                                                         ---------   --------    --------    --------
           Income before provision for income taxes and minority
              interest in income of subsidiaries.......................     14,073     13,536      37,326      37,577
Provision for income taxes.............................................      5,079      4,632      13,469      12,397
                                                                         ---------   --------    --------    --------
           Income before minority interest in income of subsidiaries...      8,994      8,904      23,857      25,180
Minority interest in income of subsidiaries............................        407        363       1,028         940
                                                                         ---------   --------    --------    --------
           Net income..................................................      8,587      8,541      22,829      24,240
Preferred stock dividends..............................................        196      1,256         524       3,744
                                                                         ---------   --------    --------    --------
           Net income available to common stockholders.................  $   8,391      7,285      22,305      20,496
                                                                         =========   ========    ========    ========

Earnings per share:
     Basic.............................................................  $  354.65     307.87      942.70      866.21
     Diluted...........................................................     343.73     295.45      910.91      830.16
                                                                         =========   ========    ========    ========
Weighted average shares of common stock outstanding....................     23,661     23,661      23,661      23,661
                                                                         =========   ========    ========    ========

See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
             (dollars expressed in thousands, except per share data)
                  Nine months ended September 30, 1998 and 1997
                    and three months ended December 31, 1997

                                                   Class C                                                        Accu-
                                                  preferred     Adjustable rate                                  mulated
                                                   stock,       preferred stock                                   other   Total
                                                 increasing   Class A                          Compre-           compre- stock-
                                                    rate,     conver-         Common  Capital  hensive Retained  hensive holders'
                                                 redeemable    tible  Class B  stock  surplus  income  earnings  income  equity
                                                 ----------    -----  -------  -----  -------  ------  --------  ------ ------

Consolidated balances, January 1, 1997........... $ 53,887   12,822     241    5,915   3,289           171,182   4,053   251,389
Nine months ended September 30, 1997:
    Comprehensive income:
       Net income................................       --       --      --       --      --   $24,240   24,240      --   24,240
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2) ......       --       --      --       --      --     4,910      --    4,910    4,910
                                                                                               -------
       Comprehensive income......................       --       --      --       --      --   $29,150
                                                                                               =======
    Class C preferred stock dividends,
         $.56 per share..........................       --       --      --       --      --            (3,220)      --   (3,220)
    Class A preferred stock dividends,
         $.30 per share..........................       --       --      --       --      --              (513)      --     (513)
    Class B preferred stock dividends,
         $.03 per share..........................       --       --      --       --      --               (11)      --      (11)
    Purchase and retirement of Class C shares....   (6,774)      --      --       --    (161)               --       --   (6,935)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --       --    (399)               --       --     (399)
                                                  --------    -----     ---     ----  ------            ------   ------  -------
Consolidated balances, September 30, 1997........   47,113    12,822    241     5,915  2,729           191,678   8,963   269,461
Three months ended December 31, 1997: Comprehensive income:
       Net income................................       --       --      --       --      --   $ 8,787   8,787      --     8,787
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2).......       --       --      --       --      --       475      --     475       475
                                                                                               -------
       Comprehensive income......................       --       --      --       --      --   $ 9,262
                                                                                               =======
    Class C preferred stock dividends,
        $1.69 per share..........................       --       --      --       --      --            (1,060)     --    (1,060)
    Class A preferred stock dividends,
        $.90 per share...........................       --       --      --       --      --              (256)     --      (256)
    Class B preferred stock dividends,
        $.08 per share...........................       --       --      --       --      --                (6)     --        (6)
    Redemption of Class C preferred shares.......  (47,113)      --      --       --      --                --      --   (47,113)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --       --   1,249                --      --     1,249
                                                  --------    -----     ---     ----   -----           -------  ------  --------
Consolidated balances, December 31,1997..........       --   12,822     241     5,915  3,978           199,143   9,438   231,537
Nine months ended September 30, 1998: Comprehensive income:
       Net income................................       --       --      --       --      --   $22,829  22,829      --    22,829
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2).......       --       --      --       --      --     3,061      --   3,061     3,061
                                                                                               -------
       Comprehensive income......................       --       --      --       --      --   $25,890
                                                                                               =======
    Class A preferred stock dividends,
        $.30 per share...........................       --       --      --       --      --              (513)     --       (513)
    Class B preferred stock dividends,
        $.03 per share...........................       --       --      --       --      --               (11)     --        (11)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --      --       --  (2,546)               --      --     (2,546)
                                                  --------    -----     ---     ----  ------            ------  ------   --------
Consolidated balances, September 30, 1998........ $     --   12,822     241     5,915  1,432            221,448 12,499    254,357
                                                  ========   ======     ===     ===== ======            ======= ======   ========

---------------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification adjustment:

                                                                                          Nine months ended   Three months ended
                                                                                              September 30,       December 31,
                                                                                           -----------------  ------------------

                                                                                             1998      1997          1997
                                                                                             ----      ----          ----
Unrealized gains arising during the period..............................................    $2,531     3,453          414
Less: reclassification adjustment for gains included in net income......................       530     1,457           61
                                                                                            ------     -----         ----
Unrealized gain on securities...........................................................    $3,061     4,910          475
                                                                                            ======     =====         ====

See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
                Consolidated Statements of Cash Flows (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                         Nine months ended
                                                                                           September 30,
                                                                                        -------------------
                                                                                        1998           1997
                                                                                        ----           ----
Cash flows from operating activities:
     Net income...................................................................   $   22,829       24,240
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization of bank premises and equipment.............        3,835        4,396
         Amortization, net of accretion...........................................        7,851        3,505
         Originations and purchases of loans held for sale........................     (391,414)    (121,137)
         Proceeds from sales of loans held for sale ..............................      344,766       94,716
         Provision for possible loan losses.......................................        6,225        9,125
         Provision for income taxes...............................................       13,469       12,397
         Payments of income taxes.................................................      (13,161)     (11,169)
         Increase in accrued interest receivable .................................         (825)      (5,015)
         Net increase in trading securities.......................................         (772)      (3,681)
         Interest accrued on liabilities..........................................      122,045      114,230
         Payments of interest on liabilities......................................     (123,563)    (115,480)
         Other operating activities, net..........................................      (14,228)      (7,303)
         Minority interest in income of subsidiaries..............................        1,028          940
                                                                                     ----------    ---------
              Net cash (used in) provided by operating activities.................      (21,915)        (236)
                                                                                     ----------    ---------
Cash flows from investing activities:
     Cash and cash equivalents received from acquisitions, net of cash paid.......       29,339       82,234
     Sale of investment securities available for sale.............................      104,273           --
     Maturities of investment securities available for sale.......................      271,571      260,568
     Maturities of investment securities held to maturity.........................        1,699        1,366
     Purchases of investment securities available for sale........................     (160,102)    (393,704)
     Purchases of investment securities held to maturity..........................       (3,124)        (744)
     Net increase in loans........................................................     (327,896)    (111,317)
     Recoveries of loans previously charged-off...................................        6,656        7,544
     Purchases of bank premises and equipment.....................................       (9,984)      (4,062)
     Other investing activities...................................................       (3,612)       4,652
                                                                                     ----------    ---------
              Net cash used in investing activities...............................      (91,180)    (153,463)
                                                                                     ----------    ---------
Cash flows from financing activities:
     Other increases (decreases) in deposits:
       Demand and savings deposits................................................      147,845      166,754
       Time deposits..............................................................     (133,516)      14,929
     Decrease in Federal Home Loan Bank advances..................................       (1,514)     (36,931)
     Increase in other borrowings.................................................       13,979       16,843
     Decrease in notes payable....................................................       17,264      (71,175)
     Purchase and retirement of Class C preferred stock...........................           --       (6,774)
     Proceeds from issuance of guaranteed preferred
       subordinated debenture.....................................................       44,124       83,086
     Payment of preferred stock dividends.........................................         (524)      (3,742)
                                                                                     ----------    ---------
              Net cash provided by financing activities ..........................       87,658      162,990
                                                                                     ----------    ---------
              Net increase (decrease) in cash and cash equivalents ...............      (25,437)       9,291
Cash and cash equivalents, beginning of period ...................................      168,480      227,954
                                                                                     ----------    ---------
Cash and cash equivalents, end of period..........................................   $  143,043      237,245
                                                                                     ==========    =========

Noncash investing and financing activities:
     Loans transferred to other real estate.......................................   $    2,391        3,062
     Loans transferred to investment securities available for sale................       65,361           --
                                                                                     ==========    =========


See accompanying notes to consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998.

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

         First Banks' ownership interest in FBA was 73.7% and 65.1% at September 30, 1998 and December 31, 1997, respectively.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of 1997 amounts have been made to conform with the 1998 presentation.

(2)  Mergers and Acquisitions

         On September 15, 1998, First Banks completed its acquisition of Republic Bank for cash consideration of $19.3 million. Republic Bank had $124.1 million in total assets, $97.9 million in loans, net of unearned discount, and $117.2 million in deposits at the date of acquisition. Republic Bank, previously headquartered in Torrance, California, was merged into and will operate as branch offices of FB&T. The transaction was funded from available cash of $3.3 million and borrowings of $16.0 million under First Banks' $90 million credit agreement with a group of unaffiliated financial institutions (Credit Agreement). The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The excess of the cost over the fair value of the net assets acquired was $10.2 million and is being amortized over 15 years.

         As previously announced, FBA and Redwood Bancorp executed an agreement on September 3, 1998 providing for the acquisition of Redwood Bancorp, and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $168.5 million in total assets, $126.4 million in loans, net of unearned discount, and $148.6 million in deposits at September 30, 1998. FBA anticipates that the transaction, which is subject to regulatory approval, will be completed on or about December 31, 1998.

         On March 19, 1998, First Banks completed its assumption of the deposits and purchase of selected assets of the Solvang, California banking location of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million in deposits and one office that operates as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.

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

         On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank, San Pablo, California (Pacific Bay). Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders received $14.00 per share in cash for their stock, an aggregate of $4.2 million. The transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years. This transaction was funded from an advance under the Credit Agreement.

         Pacific Bay operated a banking office in San Pablo, California and a loan production office in Lafayette, California. At February 2, 1998, Pacific Bay had total assets of $38.3 million, investment securities of $232,000, loans, net of unearned discount, of $29.7 million and deposits of $35.2 million. Pacific Bay was merged into FB California.


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

         At September 30, 1998 and December 31, 1997, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk based capital ratios
                                                      -------------------------
                                                   Total                     Tier 1                Leverage Ratio
                                                   -----                     ------                --------------
                                              1998       1997           1998        1997            1998    1997
                                              ----       ----           ----        ----            ----    ----

         First Banks......................   10.41%     10.26%          9.15%       8.78%          7.83%    6.80%
         First Bank.......................   10.10      10.78           8.84        9.52           7.35     7.19
         FB&T.............................   10.40      12.71           9.14       11.45           8.29     7.70
         BankTEXAS........................   12.33      12.26          11.07       11.00           9.15     8.90
         FB California....................   10.93      13.03           9.67       11.77           8.47    13.80
         First Commercial (1).............      --      11.89             --       10.61             --     8.43

----------
(1) Merged into FB California effective February 2, 1998.

(4)  Cumulative Trust Preferred Securities of First America Capital Trust

         During July 1998, First America Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (Preferred Securities) at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. Distributions payable on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 1998. Distributions payable on the Preferred Securities were $765,000 for the three months ended September 30, 1998 and are recorded as noninterest expense in the accompanying consolidated financial statements.

         Proceeds from the offering were used to repay outstanding indebtedness under the Credit Agreement, support possible repurchases of FBA's common stock from time to time and for general corporate purposes of FBA. The remaining proceeds have been temporarily invested and will be used to fund the pending acquisition of Redwood Bancorp.

                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The discussion herein contains certain forward looking statements regarding the financial condition, results of operations and business of First Banks. These forward looking statements are subject to risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include general market conditions, conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks and the Subsidiary Banks conduct their operations; and the ability of the Company to respond to changes in technology, including the Year 2000 problem. Additional factors potentially affecting First Banks' results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers should not place undue reliance on any forward looking statements contained herein.

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At September 30, 1998, First Banks had $4.46 billion in total assets; $3.43 billion in total loans, net of unearned discount; $3.87 billion in total deposits; and $254 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at September 30, 1998:

                                              Number                           Loans, net
                                                of                             of unearned       Total
              Subsidiary Banks               locations    Total assets          discount        deposits
              ----------------               ---------    ------------          --------        --------
                                                                 (dollars expressed in thousands)

First Bank..............................        98         $ 2,962,042          2,377,806       2,610,405
CCB:
   FB&T.................................        21             795,119            563,701         704,364
FBA:
   FB California........................        11             402,353            297,889         354,272
   BankTEXAS............................         6             286,378            193,507         244,232


                               Financial Condition

         First Banks' total assets increased by $296 million to $4.46 billion from $4.17 billion at September 30, 1998 and December 31, 1997, respectively. This increase is primarily attributable to the acquisitions of Republic Bank and Pacific Bay, and internal loan growth. As previously discussed in Note 2 to the consolidated financial statements, the acquisitions of Republic Bank and Pacific Bay provided assets of $162.4 million. Internal loan growth, consisting primarily of commercial, financial and agricultural and real estate construction and development, increased by $302.6 million. Offsetting the increase and providing an additional source of funds for the loan growth was a reduction in investment securities of $135.4 million and Federal funds sold of $13.3 million. Total deposits, excluding deposits provided by acquisitions, and other borrowings increased by $29.8 million and $51.4 million, respectively. The increase in other borrowings was comprised primarily of Federal funds purchased.


                              Results of Operations

Net Income

         First Banks' net income was $8.6 million, or $343.73 per share on a diluted basis, for the three months ended September 30, 1998 compared to $8.5 million, or $295.45 per share on a diluted basis, for the same period in 1997. Net income for the nine months ended September 30, 1998 and 1997 was $22.8 million and $24.2 million, or $910.91 and $830.16 per share on a diluted basis, respectively. The increase in earnings per share reflects the effect of the redemption of the Company's Class C preferred stock in 1997, and the resulting reduction of the Company's quarterly dividend requirement by approximately $1.0 million and $3.2 million for the three and nine month periods ended September 30, 1998, respectively. However, the funds required for the redemption were borrowed, resulting in an increase in interest expense of $700,000 and $2.6 million for the three and nine month periods ended September 30, 1998, respectively. Since the Class C dividend requirement is not deducted in the determination of net income, whereas interest expense is, the effect of this was to reduce 1998 net income by $455,000 and $1.7 million for the three and nine month periods, respectively, when compared to the same periods in 1997.

         The results for the three and nine month periods ended September 30, 1998 include the additional costs associated with Surety Bank's and Pacific Bay's data processing and back-office conversions to First Banks' systems and procedures. Surety Bank, Vallejo, California, and Pacific Bay, San Pablo, California, were acquired in December 1997 and February 1998, respectively.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $43.7 million, or 4.35% of average interest earning assets, for the three months ended September 30, 1998, from $35.9 million, or 3.97% of average interest earning assets, for the same period in 1997. For the nine months ended September 30, 1998 and 1997, net interest income (expressed on a tax-equivalent basis) was $122.3 million, or 4.16%, and $108.5 million, or 4.15%, of average interest earning assets, respectively.

         The increased net interest income for 1998 is attributable to the increase in average interest-earning assets of $389.7 million and $431.9 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase is attributable to loans, which increased on average by $427.3 million and $345.4 million for the three and nine month periods ended September 30, 1998, respectively, over the same periods in 1997. Contributing further to the improved net interest income was the decrease in the cost of interest-bearing liabilities to 4.68% and 4.80% for the three and nine month periods ended September 30, 1998, compared to 5.15% and 4.92% for the same periods in 1997, respectively. This reflects the continual process of realigning the deposit portfolios of acquired entities and the overall increase in the percentage of demand deposits and savings deposits to total deposits.

         Offsetting the increase in net interest income is the amortization and periodic costs of hedging the interest rate risk (IRR) position of First Banks. The cost of hedging totaled $1.0 million and $3.2 million for the three and nine month periods ended September 30, 1998, compared to $3.2 million and $5.6 million for the same periods in 1997. The decrease in the cost of hedging for 1998 is attributable to the reduced level of IRR risk that occurred over the past several years. This reduction in IRR resulted from the realignment of the loan portfolio, combined with the gradual changes in the composition of the investment securities portfolios from mortgage-backed securities to U.S.

         Treasury and U.S. government agencies securities, and changes in the composition of interest-bearing liabilities. As more fully discussed in the Interest Rate Risk Management section, First Banks increased the use of interest rate swap agreements during the third quarter of 1998 to offset the increasing exposure to continued reductions in interest rates on its financial condition and results of operations.


         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:


                                            Three months ended September 30,                   Nine months ended September 30,
                                     ----------------------------------------------   ---------------------------------------------
                                              1998                    1997                    1998                    1997
                                              ----                    ----                    ----                    ----
                                            Interest                 Interest               Interest                Interest
                                     Average income/ Yield/   Average  income/Yield/  Average  income/Yield/  Average income/ Yield/
                                     balance expense rate     balance  expense rate   balance expense  rate   balance expense rate
                                     ------- ------- ----     -------  ------------    ------- -------  ----  ---------------------
                                                                         (dollars expressed in thousands)
             Assets

Interest-earning assets:
   Loans.......................  $3,297,377  73,332 8.82%  $2,870,094 64,418 8.90% $3,168,141 209,654 8.85% $2,822,754 187,695 8.89%
   Investment securities.......     641,853  10,107 6.25      583,551  8,619 5.86     698,614  32,112 6.15     567,645  25,371 5.98
   Federal funds sold and other      41,603     551 5.25      137,474  1,898 5.48      62,223   2,541 5.46     106,678   4,400 5.51
                                 ---------- -------        ---------- ------       ---------- -------       ---------- -------
       Total interest-earning
         assets................   3,980,833  83,990 8.37    3,591,119 74,935 8.28   3,928,978 244,307 8.31   3,497,077 217,466 8.31
                                            -------                   ------                  -------                  -------
Nonearning assets..............     309,265                   201,766                 302,093                  218,238
                                 ----------                ----------              ----------               ----------
       Total assets............  $4,290,098                $3,792,885              $4,231,071               $3,715,315
                                 ==========                ==========              ==========               ==========

   Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Interest-bearing demand
     deposits..................  $  355,503   1,141 1.27%  $  327,616  1,409 1.71% $ 353,144   3,944  1.49%  $ 330,529   4,214 1.70%
   Savings deposits............   1,116,879  11,226 3.99      779,690  7,221 3.68  1,038,717  31,011  3.99     715,656  18,260 3.41
   Time deposits of $100
     or more (1)...............     208,753   2,994 5.69      186,424  2,978 6.34    216,439   9,589  5.92     178,194   8,063 6.05
   Other time deposits (1).....   1,627,137  23,455 5.72    1,660,059 26,720 6.40  1,688,111  72,897  5.77   1,677,714  75,858 6.05
                                 ---------- -------        ---------- ------      ----------  ------        ---------- -------
       Total interest-bearing
         deposits..............   3,308,272  38,816 4.65    2,953,789 38,328 5.16  3,296,411 117,441  4.76   2,902,093 106,395 4.90
   Notes payable and other (1).     112,953   1,507 5.29       51,677    682 5.24    106,555   4,604  5.78      63,063   2,609 5.53
                                 ---------- -------        ---------- ------      ----------  ------        ---------- -------
       Total interest-bearing
         liabilities...........   3,421,225  40,323 4.68    3,005,466 39,010 5.15  3,402,966 122,045 4.80    2,965,156 109,004 4.92
                                            -------                   ------                 -------                   -------
Noninterest-bearing liabilities:
   Demand deposits.............     461,287                   399,745                448,517                   381,784
   Other liabilities...........     159,714                   123,860                138,781                   112,808
                                 ----------                ----------             ----------                ----------
       Total liabilities.......   4,042,226                 3,529,071              3,990,264                 3,459,748
Stockholders' equity...........     247,872                   263,814                240,807                   255,567
                                 ----------                ----------             ----------                ----------
       Total liabilities and
         stockholders' equity..  $4,290,098                $3,792,885             $4,231,071                $3,715,315
                                 ==========                ==========             ==========                ==========

Net interest income............              43,667                   35,925                 122,262                   108,462
                                            =======                   ======                 =======                   =======
Net interest margin............                     4.35%                    3.97%                   4.16%                     4.15%
                                                    ====                     ====                    ====                      ====

------------
(1) Includes the effects of interest rate exchange agreements.

Provision for Possible Loan Losses

         The provision for possible loan losses was $2.3 million and $6.2 million for the three and nine month periods ended September 30, 1998, compared to $3.1 million and $9.1 million for the same periods in 1997, respectively. The decrease in the provision for possible loan losses is primarily attributable to loan loss experience. For the three and nine month periods ended September 30, 1998, First Banks experienced net loan recoveries of $372,000 and $619,000, respectively, in comparison to net loan charge-offs of $68,000 and $5.2 million for the same periods in 1997.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $9.0 million and $25.2 million for the three and nine month periods ended September 30, 1998, respectively, compared to $8.8 million and $19.7 million for the same period in 1997. The largest components of noninterest income are service charges on deposit accounts and other non-yield customer service fees and mortgage banking revenues.

         Service charges on deposit accounts and customer service fees were $3.8 million and $10.7 million for the three and nine month periods ended September 30, 1998, respectively, compared to $3.2 million and $9.2 million for the same periods in 1997. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Surety Bank and Pacific Bay and the additional services available and utilized by First Banks' commercial customers.

         Mortgage banking revenues consist primarily of loan servicing fees, net and gain on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $177,000 and $880,000 for the three and nine month periods ended September 30, 1998, respectively, from $398,000 and $1.3 million for the same periods in 1997. This decrease is attributable to the reduction in loans serviced for others resulting from the repayment and prepayment of the portfolio and the current strategy of selling the new production of adjustable-rate and non-conforming residential mortgage loans on a servicing released basis. The gain on mortgage loans sold and held for sale increased to $1.8 million and $3.7 million for the three and nine month periods ended September 30, 1998, from $162,000 and $370,000 for the same periods in 1997, respectively. This increase is attributable to an increased volume of loans sold and held for sale including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.

         The gain on sales of securities, net, of $559,000 and $815,000 for the three and nine month periods ended September 30, 1998, respectively, resulted from sales of available-for-sale securities to facilitate the funding of loan growth. The gain on sale of securities, net, of $2.24 million for the three and nine month periods ended September 30, 1997 is attributable to the sales of certain residual securities which had been acquired by First Banks through an acquisition completed in 1995. These residuals, which had been written-down to diminimous values at the date of acquisition, entitled First Banks to the remaining cash flows of certain collateralized mortgage-backed residual securities (CMOs) available upon redemption of the CMOs. However, the combination of the unique structure of these CMOs and changes in interest rate and mortgage markets combined to significantly enhance their value in 1997. The residual securities sold were classified as available for sale within the investment security portfolio.

         Other income was $2.1 million and $6.2 million for the three and nine month periods ended September 30, 1998, respectively, compared to $1.9 million and $4.3 million for the same periods in 1997. The primary component of the increase consists of $827,000 and $2.2 million recognized as income on bank-owned life insurance (BOLI) policies for the three and nine month periods ended September 30, 1998, respectively. The BOLI balance was $76.2 million and is included in other assets.

Noninterest Expense

         Noninterest expense was $36.1 million and $103.2 million for the three and nine month periods ended September 30, 1998, respectively, compared to $27.9 million and $80.9 million for the same periods in 1997. The increase in noninterest expense is attributable to the acquisitions of Surety Bank and Pacific Bay and the continued expansion of First Banks' commercial and retail functions within existing markets.

         Salaries and employee benefits have increased to $14.6 million and $41.9 million for the three and nine month periods ended September 30, 1998, from $10.8 million and $31.7 million for the same periods in 1997. The increase is attributable to the newly acquired banks and First Banks' continued
commitment to expanding its commercial and retail business development capabilities.

         Data processing fees for the three and nine month periods ended September 30, 1998 were $3.7 million and $9.7 million, compared to $2.3 million and $5.8 million for the same periods in 1997, respectively. First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his immediate family, provides data processing and related services for First Banks. The increase for the third quarter of 1998 is primarily attributable to the additional services provided by First Services, L.P. to meet the increasing technology requirements of the banking industry and the additional costs associated with the data processing conversions of newly acquired entities and system upgrades. Expenses billed by First Services, L.P. associated with the year 2000 efforts were $200,000 for the three and nine month periods ended September 30, 1998.

         Contributing further to the increase in noninterest expense is the guaranteed preferred debenture expense. For the three and nine month periods ended September 30, 1998, the cost was $2.8 million and $6.8 million, respectively, compared to $2.1 million and $5.5 million for the same periods in 1997. The increases for 1998 are attributable to FBA's issuance of Preferred Securities in July 1998 (as described in Note 4 to the consolidated financial statements) and First Banks' issuance of similar securities in February 1997.

         Other noninterest expense for the nine months ended September 30, 1998 includes a $1.1 million charitable contribution to the Affordable Housing Assistance Program. In addition, the Subsidiary Banks settled two lawsuits resulting in approximately $500,000 being charged to other noninterest expense during the nine month period ended September 30, 1998.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of First Banks. Total loans, net of unearned discount, represented 76.9% and 72.1% of total assets as of September 30, 1998 and December 31, 1997, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $383.0 million to $3.3 billion at September 30, 1998, from $2.9 billion at December 31, 1997. The increase reflects continued growth within corporate lending of $503.3 million, offset by the decrease of the residential mortgage and increase of the consumer and installment loan portfolios of $157.8 million and $31.8 million, respectively, at September 30, 1998 in comparison to December 31, 1997. These fluctuations are attributable to the reductions of new loan origination volumes that are held for investment, the securitization and transfer of $64.5 million in residential real estate loans to investment securities available for sale, and the continued repayment of principal on the existing portfolios.

         The following is a summary of nonperforming assets by category:

                                                                                September 30,       December 31,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                 (dollars expressed in thousands)

Commercial, financial and agricultural.......................................   $    6,709               6,025
Real estate construction and development.....................................        6,386               4,097
Real estate mortgage.........................................................       20,610              19,305
Consumer and installment.....................................................          192                  94
                                                                                ----------          ----------
         Total nonperforming loans...........................................       33,897              29,521
Other real estate............................................................        5,861               7,324
                                                                                ----------          ----------
         Total nonperforming assets..........................................   $   39,758              36,845
                                                                                ==========          ==========

Loans, net of unearned discount..............................................   $3,432,484           3,002,200
                                                                                ==========           =========

Loans past due 90 days or more
   and still accruing........................................................   $    3,238               2,725
                                                                                ==========           =========

Asset Quality Ratios:
   Allowance for possible loan losses to loans ..............................         1.76%               1.68%
   Nonperforming loans to loans..............................................         0.99                0.98
   Allowance for possible loan losses
      to nonperforming loans.................................................       178.64              171.10
   Nonperforming assets to loans and other real estate.......................         1.16                1.22
                                                                                ==========         ===========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $33.9 million at September 30, 1998 in comparison to $29.5 million at December 31, 1997. Impaired loans, consisting of nonaccrual loans, were $32.4 million and $24.1 million at September 30, 1998 and December 31, 1997, respectively. These increases are primarily attributable to corporate banking loans, including commercial, financial and agricultural, construction and commercial real estate loans, and the loans obtained through the acquisitions of Pacific Bay and Republic Bank.

     The following is a summary of loan loss experience for the three and nine month periods ended September 30:

                                                                           Three months ended    Nine months ended
                                                                               September 30,        September 30,
                                                                               -------------        -------------
                                                                              1998      1997      1998       1997
                                                                              ----      ----      ----       ----
                                                                                (dollars expressed in thousands)
Allowance for possible loan losses,
    beginning of period..................................................  $ 55,591     47,708    50,509    46,781
Acquired allowances for possible loan losses.............................     2,315         --     3,200        --
                                                                           --------   --------   -------  --------
                                                                             57,906     47,708    53,709    46,781
                                                                           --------   --------   -------  --------
Loans charged-off........................................................    (1,899)    (2,062)   (6,037)  (12,710)
Recoveries of loans previously charged-off...............................     2,271      1,994     6,656     7,544
                                                                           --------   --------   -------  --------
     Net loan (charge-offs) recoveries...................................       372        (68)      619    (5,166)
                                                                           --------   --------   -------  --------
Provision for possible loan losses.......................................     2,275      3,100     6,225     9,125
                                                                           --------   --------   -------  --------
Allowance for possible loan losses, end of period........................  $ 60,553     50,740    60,553    50,740
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

                          Interest Rate Risk Management

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                September 30, 1998         December 31, 1997
                                                              ----------------------     --- ------------------
                                                              Notional      Credit       Notional      Credit
                                                               amount      exposure       amount       exposure
                                                               ------      --------       ------       --------
                                                                      (dollars expressed in thousands)

   Interest rate swap agreements..........................    $  280,000        --            --         --
   Interest rate floor agreements.........................        70,000       120        70,000         26
   Interest rate cap agreement............................        10,000        28        10,000        222
   Forward commitments to sell
     mortgage-backed securities...........................        65,000        --        60,000         --

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Previously, First Banks utilized interest rate swap agreements to lengthen the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The utilization of these swaps decreased consistent with the change in the composition of the balance sheet, resulting in no open swap agreements as of December 31, 1997. Deferred losses on terminated swap agreements are being amortized over the remaining lives of the swap agreements. If all or any portion of the underlying liabilities are repaid, the related deferred losses are charged to operations. The net interest expense for these agreements, consisting solely of amortization of deferred losses, was $2.9 million and $4.4 million for the nine month periods ended September 30, 1998 and 1997, respectively. At September 30, 1998 and December 31, 1997, the unamortized balance of these deferred losses was $6.5 million and $9.4 million, respectively.

         During 1998, First Banks entered into $280.0 million interest rate swap agreements (Swap Agreements) to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. In contrast to previous swap agreements, these Swap Agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the Swap Agreements provide for First Banks to pay quarterly and receive payment semi-annually. The net amount due to First Banks under the Swap Agreements was $214,000 at September 30, 1998. The unrealized gain on the Swap Agreements was $5.3 million at September 30, 1998.

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities. At September 30, 1998 and December 31, 1997, the unamortized costs for these agreements were $192,000 and $290,000, respectively, and were included in other assets.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and other borrowings, including the Credit Agreement. The aggregate funds acquired from those sources were $378.6 million at September 30, 1998 and $328.7 million at December 31, 1997.

         At September 30, 1998, First Banks' more volatile sources of funds mature as follows:

                                                          (dollars expressed
                                                             in thousands)


    Three months or less.................................     $   219,739
    Over three months through six months.................          49,830
    Over six months through twelve months................          72,899
    Over twelve months...................................          36,168
                                                              -----------
      Total..............................................     $   378,636
                                                              ===========


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

         As described in Note 2, data processing services are provided to First Banks by First Services L.P. under the terms of data processing agreements. To address the Year 2000 problem, First Banks, working jointly with First Services L.P., has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

         The awareness phase included a company-wide campaign to communicate the Year 2000 problem and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem. The business use of each inventoried item was then analyzed and prioritized in varying degrees from critical to non-critical, based upon the perceived adverse effect on the financial condition of First Banks in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.

         First Banks' critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, First Banks is closely reviewing and monitoring the Year 2000 progress as reported by each vendor and testing, when possible, on a system separate from the on-line production system. The review of non-critical in-house systems and external providers of data processing services, including critical and non-critical systems, has commenced and should be completed by June 30, 1999.

         For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000-ready." As the remediation phase was completed within the stated deadline, First Banks did not invoke any remediation contingency efforts.

         With the remediation phase of the program complete, the objective for the fourth quarter of 1998 is to complete the validation phase for critical in-house systems, including remediated systems provided by third party vendors. A system is deemed validated upon completion of an approved test plan, contingency plan and system testing of the Year 2000 compliant version without significant problems.

         First Banks has accelerated one major project, its teller system replacement, since the existing system is not Year 2000 compliant. While planning for the replacement of the teller system has been underway for several years, the implementation was accelerated based on the potential Year 2000 impact. The reviewing and testing of the selected teller system is in process and should be completed by December 31, 1998. In addition, First Banks has identified a back-up teller system, which is being subjected to a similar review, in the event the selected teller system does not meet First Banks' requirements. The new teller system should be installed in selected bank test locations during the fourth quarter of 1998 with implementation in the remaining locations to be substantially completed by June 30, 1999. The estimated cost of the teller replacement is $8.0 million and is expected to be charged to expense over a 60 month period commencing in the third quarter of 1999. First Banks is also upgrading its local area network-based systems, networks and core processor, and is accelerating the purchase of certain item processing equipment, as the current equipment, which is fully depreciated, is not Year 2000 compliant. The estimated cost of these upgrades and item processing equipment is $3.9 million and $1.4 million, respectively, and is expected to be charged to expense over 60 months commencing in the first quarter of 1999.

         The final phase of the Program is the implementation of remediated and other systems into the operating environment of First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.

         Concurrent with the development and execution of the Plan is the evolution of First Banks' Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be a living document changing and developing to reflect the results of the Program. The Contingency Plan includes the contingency procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer hot-site location.

         First Banks is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential adverse effects to First Banks resulting from these customers' failure to adequately prepare for the Year 2000. The failure of a commercial bank customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. First Banks is also reviewing and structuring certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions.

         The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. The results of this process have revealed no significant business risks to First Banks; however, additional investigation is scheduled for the fourth quarter of 1998 and the first quarter of 1999.

         The total cost of the Program is currently estimated at $16.2 million, comprised of capital improvements of $13.3 million and direct expenses of $2.9 million. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $200,000 during the third quarter of 1998. Similarly, First Banks expects the Program to incur expenses of approximately $500,000 for the last quarter of 1998. In addition, First Banks is estimating direct expenses of $2.2 million for the duration of the Program. The total cost of the Program does not include certain incremental expenses of temporary employees and contractors positioned outside the Program Team in other operating units. These individuals are providing assistance to other departments, allowing the more seasoned staff to test and facilitate the Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances which could develop in carrying out the Program.

         While First Banks is making a substantial effort to become Year 2000 compliant, there is no assurance the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.


                       Effects of New Accounting Standards

          First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have material impact on First Banks' consolidated financial statements.

          During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. First Banks is currently evaluating the requirements of SFAS 131 and believes expanded disclosure information will be required to be included in First Banks' consolidated financial statements for fiscal years beginning after December 15, 1997.

          In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating the requirements and impact of SFAS 133.


                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
               Number      Description
               ------      -----------

                 11        Calculations of Earnings Per Share.

                 27        Article 9 - Financial Data Schedule (EDGAR only)

   (b) First Banks filed no reports on Form 8-K during the three month period ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          FIRST BANKS, INC.
                                          Registrant


Date:  November 10, 1998                  By: /s/ James F. Dierberg
                                              ---------------------
                                                  James F. Dierberg
                                                  Chairman, President and
                                                   Chief Executive Officer



Date:  November 10, 1998                  By: /s/ Allen H. Blake
                                              ------------------
                                                  Allen H. Blake
                                                  Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                                   Exhibit 11


         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income         Shares         Per-share
                                                                    (numerator)   (denominator)      Amount
                                                                    -----------   -------------      ------
                                                             (dollars expressed in thousands, except per share data)
Three months ended September 30, 1998:
     Basic EPS-income available to common stockholders.........      $ 8,391          23,661       $  354.65
                                                                                                   =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................          193           1,311
                                                                     -------         -------
     Diluted EPS-income available to common stockholders.......      $ 8,584          24,972       $  343.73
                                                                     =======         =======       =========

Three months ended September 30, 1997:
     Basic EPS-income available to common stockholders.........      $ 7,285          23,661       $  307.87
                                                                                                   =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................          192           1,650
                                                                     -------         -------
     Diluted EPS-income available to common stockholders.......      $ 7,477          25,311       $  295.45
                                                                     =======         =======       =========


Nine months ended September 30, 1998:
     Basic EPS-income available to common stockholders.........      $22,305          23,661       $  942.70
                                                                                                   =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................          513           1,389
                                                                     -------         -------
     Diluted EPS-income available to common stockholders.......      $22,818          25,050       $  910.91



                                                                     =======         =======       =========

Nine months ended September 30, 1997:
     Basic EPS-income available to common stockholders.........      $20,496          23,661       $  866.21
                                                                                                   =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................          513           1,650
                                                                     -------         -------
     Diluted EPS-income available to common stockholders.......      $21,009          25,311       $  830.16
                                                                     =======         =======       =========