Form 10-K405
period 1998-12-31
FIRST BANKS INC
filed 1999-03-30
CIK 710507

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
(Mark One)
 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                  For the transition period from ______ to ____
                           Commission File No. 0-20632


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]
         None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors, President and Chief Executive Officer, and members of his immediate family.
         At March 18, 1999, there were 23,661 shares of the registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this report.

                                     PART I


         The following portions of the 1998 Annual Report to Stockholders ("1998 Annual Report") of First Banks, Inc. ("First Banks" or the "Company") are incorporated by reference in this report:

                                                                Page(s) in 1998
                          Section                                    Report
                          -------                                    ------

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations              3-29
         Selected Consolidated and Other Financial Data                  2
         Consolidated Financial Statements                           32-58
         Supplementary Financial Data                                   30
         Range of Prices of Preferred Securities                        49

     Except for the parts of the 1998 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

     Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward looking statements. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; and the ability of First Banks to respond to changes in technology, including effects of the Year 2000 issue. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers should therefore not place undue reliance on forward looking statements.

Item 1. Business

General. First Banks, incorporated in Missouri in 1978, is headquartered in St. Louis, Missouri and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act").

    At December 31, 1998, First Banks had $4.55 billion in total assets, $3.58 billion in total loans, net of unearned discount, $3.94 billion in total deposits and $263 million in total stockholders' equity. First Banks operates through its subsidiary financial institutions and bank holding companies ("Subsidiary Banks") as follows:

         First Bank, headquartered in St. Louis County, Missouri ("First Bank"). First Banks America, Inc., headquartered in St. Louis County, Missouri
           ("FBA"), and its wholly owned subsidiaries:
              First Bank Texas  N.A.,  headquartered  in  Houston,  Texas,
              formerly   BankTEXAS  N.A.  ("FB  Texas").   First  Bank  of
              California, headquartered in Roseville, California ("FB California").
         CCB Bancorp,  Inc.,  headquartered  in Newport Beach,  California
           ("CCB"), and its wholly owned subsidiary - First Bank & Trust, headquartered in Newport Beach, California ("FB&T").

     The Subsidiary Banks are wholly owned by their respective parents except FBA, which was 76.8% owned by First Banks at December 31, 1998. In February 1998, First Commercial Bancorp, Inc. (FCB), a majority owned subsidiary of First Banks, was acquired by FBA, and its subsidiary bank, First Commercial Bank, was merged into FB California. The acquisition of FCB by FBA did not have a material effect on the financial condition or results of operations of First Banks. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. The tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA.

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

    First Banks centralizes overall corporate policies, procedures and administrative and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

    The following table recaps selected data about the Subsidiary Banks at December 31, 1998:

                                                                                        Loans, net of
                                                           Number of      Total           unearned         Total
         Subsidiary Banks                                  locations      assets          discount        deposits
         ----------------                                  ---------      ------          --------        --------
                                                                         (dollars expressed in thousands)

     First Bank......................................         98      $ 3,024,600        2,490,556        2,659,030
     CCB:
         FB&T........................................         21          793,217          573,562          701,406
     FBA:
         FB California...............................         10          410,110          314,977          363,422
         FB Texas....................................          6          300,984          201,426          264,425

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

    For a further discussion of the business of First Banks during the past year, see "Management's Discussion and Analysis - General" in the 1998 Annual Report.

Acquisitions. Prior to 1994, First Banks' acquisitions had been concentrated within the market area of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. While First Banks was successful in making acquisitions in Chicago and northern Illinois, it became apparent that acquisition pricing, in Chicago and other areas being considered, was comparable to that of First Banks' eastern Missouri and central and southern Illinois acquisition area. As a result, while First Banks continued to pursue acquisitions within these areas, it turned much of its attention to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside of these market areas. This led to the acquisition of FB Texas which had offices in Dallas and Houston, Texas in 1994 and numerous acquisitions of financial institutions which had offices in Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California during the past four years ending December 31, 1998.

    For the three years ended December 31, 1998, First Banks completed four acquisitions and three branch deposit purchases. These transactions provided total assets of $444.3 million and 13 banking locations. For a description of these acquisitions, see "Management's Discussion and Analysis - Acquisitions" and Note 2 to the Consolidated Financial Statements of the 1998 Annual Report.

Market Area. As of December 31, 1998, the Subsidiary Banks' 135 banking facilities were located throughout eastern Missouri, Illinois, California and Texas. First Banks' primary market area is the St. Louis, Missouri metropolitan area. First Banks' second and third largest market areas are central and southern Illinois and southern and northern California, respectively. First Banks also has locations in the Houston, Dallas, Irving and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area.

    The following table lists the market areas in which the Subsidiary Banks operate, total deposits and number of locations as of December 31, 1998:

                                                                              Total        Deposits
                                                                             deposits     as percent     No. of
                            Geographic area                               (in millions)    of total    locations
                            ---------------                               -------------    --------    ---------

     St. Louis, Missouri metropolitan area (1)..........................   $   864.3          22.0%        27
     Rural eastern Missouri (1).........................................       371.5           9.4         16
     Central and southern Illinois (1)..................................     1,024.0          26.0         38
     Northern Illinois (1)..............................................       351.0           8.9         17
     Texas (2)..........................................................       264.4           6.7          6
     Southern and central California (3)................................       670.6          17.0         21
     Northern California (4)............................................       394.2          10.0         10
                                                                           ---------         -----      -----
         Total deposits.................................................   $ 3,940.0         100.0%       135
                                                                           =========         =====      =====

 ------------------------
   (1) First Bank operates in the St. Louis metropolitan area, in rural eastern Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
   (2) FB Texas operates in the Houston, Dallas, Irving and McKinney metropolitan areas.
   (3) FB&T operates in the greater Los Angeles metropolitan area, including Orange County, California. Three of the branches are also located in Santa Barbara County, California.
   (4) FB&T and FB California operate in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas.

Competition and Branch Banking. The activities in which the Subsidiary Banks engage are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

    In addition to competing with other banks within their primary service area, the Subsidiary Banks also compete with other financial intermediaries, such as thrifts, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and thrifts and state regulations governing state-chartered banks and thrifts. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.

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

    Subject to regulatory approval, commercial banks situated in Missouri, Illinois, California and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in the service areas of the Subsidiary Banks.

Supervision and Regulation

General. The Company and its Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

    The Company is a registered bank holding company under the BHC Act, and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file annual reports with the FRB and to provide additional information as it may require.

    The Company's state-chartered Subsidiary Banks (First Bank, FB&T and FB California) are subject to supervision and regulation by the bank supervisory authorities in their respective states and also by their respective primary federal bank regulators. The primary such regulator for First Bank, as a member of the Federal Reserve System, is the FRB, while the primary federal bank regulator for FB&T and FB California, which are not members of the Federal Reserve System, is the Federal Deposit Insurance Corporation ("FDIC"). FB Texas, a national banking association, is subject to the supervision and regulation of the Office of the Comptroller of the Currency ("OCC"). Because the FDIC provides deposit insurance to the Company's depository subsidiary financial institutions, the Subsidiary Banks are also subject to supervision and regulation by the FDIC, even where the FDIC is not their primary federal regulator.

    Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA: (i) enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; (ii) required insured financial institutions to guarantee repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution;
(iii) required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management, and
(iv) broadened authority for bank holding companies to acquire savings institutions.

    Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease and desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. In general, FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual onsite examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also authorized the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems, necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

    FDICIA, as noted above, authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution is designated: (i) well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater; (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%; (iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

    As described in Note 18 to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders, incorporated herein by reference, each of the Company's subsidiary bank depository institutions have, as of December 31, 1998, capital in excess of the requirements for a "well-capitalized" institution.

    Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require the institution's real estate policy to include proper loan documentation, and that it establish prudent underwriting standards.

    FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

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


Bank and Bank Holding Company Regulation

BHC Act. Under the BHC Act, the activities of a bank holding company are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Subsidiary Banks. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares),
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

    The BHC Act also prohibits a bank holding company, with certain limited exceptions: (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA (described in more detail herein) made a significant addition to this list of permitted non-banking activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.

Insurance of Accounts. The FDIC provides insurance, through the BIF and the SAIF, to deposit accounts at the Subsidiary Banks to a maximum of $100,000 for each insured depositor. Certain of the Subsidiary Banks have deposits which were added through the merger of acquired thrifts. Consequently, First Bank, FB&T and FB California are members of both the BIF and the SAIF while FB Texas is a member of the BIF only.

    Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF, the SAIF or both paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk related premium system and adopt a long term schedule for recapitalizing the SAIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.

    Effective January 1, 1996, the FDIC implemented an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following enactment of EGRPRA, First Banks paid a one-time special deposit insurance assessment with respect to its SAIF-insured deposits, as part of the recapitalization of the SAIF, and the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents and 6.44 cents for each $100 of assessable deposits of BIF and SAIF members, respectively, in comparison to the prior assessment rate for such institutions, applicable only to SAIF deposits, of 23 cents for each $100 of assessable deposits. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation. The lowest risk-based premium rate was 1.16 cents and 5.82 cents for each $100 of assessable deposits of BIF and SAIF members, respectively.

Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Transactions among the Subsidiary Banks that do not involve the Company are generally exempt from the foregoing regulations and restrictions. Further, under the BHC Act and certain regulations of the FRB, subsidiary banks of a bank holding company are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Bank holding companies and their nonbank subsidiaries that engage in electronic benefit transfer services are also subject to certain anti-tying restrictions.

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

Federal Home Loan Bank System. The Subsidiary Banks are members of the Federal Home Loan Bank System ("FHLB System"). The FHLB System consists of twelve regional Federal Home Loan Banks (each, a "FHLB"), each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. First Bank, as a member of the FHLB of Des Moines, FB Texas, as a member of the FHLB of Dallas, and FB&T and FB California, as members of the FHLB of San Francisco, are required to acquire and hold shares of capital stock in the FHLB in amounts at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. The Subsidiary Banks are in compliance with these regulations.

Dividends. The Company's primary sources of funds are the dividends and management fees paid by its Subsidiary Banks. The ability of the Subsidiary
Banks to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by their respective primary regulators and by the principles of prudent bank management. In addition, the amount of dividends the Subsidiary Banks may pay to the Company is limited by the provisions of the Company's credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Under the most restrictive of these requirements, dividends from the Subsidiary Banks are limited to approximately $46.3 million as of December 31, 1998, unless prior permission of the regulatory authorities and, if necessary, the lead bank for the lenders is obtained.

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

Employees

    As of March 18, 1999, the Company employed approximately 1,739 employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Executive Officers of the Registrant

    Information regarding executive officers is contained in Item 10 of Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2. Properties

    The Company owns the office building which houses the principal place of business of the Company, which is located at 135 N. Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 6,500 is currently leased to others. Of First Banks' other 135 branch offices and facilities, 89 are located in buildings owned by First Banks and 46 are located in leased facilities.

Item 3. Legal Proceedings

    First Banks is, from time to time, party to various legal actions arising in the normal course of business. Management believes there is no proceeding threatened or pending against First Banks which, if determined adversely, would have a material adverse effect on the business or financial position of First Banks.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    There is no established public trading market for First Banks' common stock. All of First Banks' common stock is owned by various trusts created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, and members of his immediate family.

Item 6. Selected Financial Data

    The information required by this item is incorporated herein by reference to "Selected Consolidated and Other Financial Data" included in the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis" included in the 1998 Annual Report.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis-Interest Rate Risk Management" included in the 1998 Annual Report.

Item 8. Financial Statements and Supplementary Data

    The following consolidated financial statements, included in the 1998 Annual Report, and quarterly consolidated financial data, included in the 1998 Annual Report.

         Consolidated Balance Sheets - December 31, 1998 and 1997
         Consolidated Statements of Income - Years Ended December 31, 1998, 1997
             and 1996
         Consolidated   Statements  of  Changes  in   Stockholders'   Equity and
             Comprehensive Income - Years Ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
             1997 and 1996
         Notes to Consolidated Financial Statements
         Independent Auditors' Report
         Quarterly Condensed Financial Data (Unaudited)

Item 9. Changes  in  and   Disagreements  with  Accountants  on  Accounting  and
        Financial Disclosure

          None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    The directors and executive officers of the Company, their ages, and positions with the Company and the Subsidiary Banks and the Company's other subsidiaries as of March 18, 1999, are set forth below.

         Name                                   Age      Position with the Company and its Subsidiaries
         ----                                   ---      ----------------------------------------------

James F. Dierberg                                61       Chairman of  the  Board of Directors, Presiden   and  Chief Executive
                                                          Officer of the Company and  FBA. Trustee  of  First Preferred Capital
                                                          Trust and  First  America  Capital Trust since February 1997 and July
                                                          1998, respectively.

Allen H. Blake                                   56       Executive Vice President and Chief  Financial  Officer of First Banks
                                                          since 1996;  Chief  Operating  Officer of First  Banks since  October
                                                          1998;  Senior Vice  President and Chief  Financial  Officer from 1992
                                                          to  1996;   Secretary   and  Director  of  First  Banks  since  1988.
                                                          Executive  Vice President and Chief  Operating and Financial  Officer
                                                          of  FBA  since  October  1998;   Director,   Vice  President,   Chief
                                                          Financial  Officer  and  Secretary  of FBA since 1994;  Director  and
                                                          Executive  Vice  President of FCB from 1995 until its merger into FBA in  February  1998;  Trustee  of First  Preferred  Capital  Trust and
                                                          First  America  Capital  Trust  since  February  1997 and July  1998, respectively.

Donald Gunn, Jr. (1)                             63       Director of the Company.

George J. Markos (1)                             50       Director of the Company.

Thomas A. Bangert                                55       Senior Vice  President  and Chief  Operations  Officer of the Company
                                                          and Executive  Vice  President and Director of First Bank.  President
                                                          of First Services, L.P.  Director of First Land Trustee Corporation.

Laurence J. Brost                                42       Senior  Vice   President  and   Controller   of  the  Company;   Vice
                                                          President,  Chief  Accounting  Officer of First Bank;  and Trustee of
                                                          First  Preferred  Capital Trust and Fist America  Capital Trust since
                                                          February 1997 and July 1998, respectively.

John A. Schreiber                                48       Executive  Vice  President and Chief Lending  Officer of the Company;
                                                          and  Chairman  of  the  Board  of  Directors,   President  and  Chief
                                                          Executive Officer of First Bank.

Mark T. Turkcan                                  43       Executive Vice President,  Consumer  Lending and Mortgage  Banking of
                                                          the  Company;  and  Executive  Vice  President  and Director of First
                                                          Bank.

Donald W. Williams                               51       Executive  Vice  President  and Chief Credit  Officer of the Company;
                                                          Senior Vice  President  and Director of First Bank;  Director of FBA,
                                                          FB Texas, CCB, FB&T and FB California.

------------------
(1)    Member of the Audit Committee

    James F. Dierberg is the Chairman of the Board and Chief Executive Officer of the Company; positions he has held since 1988. He has also served as a Director of the Company since 1979. Mr. Dierberg was President of the Company from 1979 until February 1992; he was re-appointed President in April 1994 and continues to serve in that capacity. Mr. Dierberg was appointed Chairman of the Board, President and Chief Executive Officer of FBA in September 1994. Mr. Dierberg has served in various capacities with other bank holding companies and banks owned or controlled by him or members of his family since 1957. In addition, Mr. Dierberg serves as a trustee of First Preferred Capital Trust and First America Capital Trust.

    Allen H. Blake has been an Executive Vice President of the Company since April 18, 1996. Mr. Blake joined the Company as Vice President and Chief
Financial Officer in 1984, and in 1988 he was appointed as Secretary and a Director of the Company. In addition, Mr. Blake has been Chief Operating Officer of the Company since October 1998. Mr. Blake also serves as Executive Vice President and Chief Operating and Financial Officer, Secretary and Director of FBA and as a trustee of First Preferred Capital Trust and First America Capital Trust.

    Donald Gunn, Jr. was elected a Director of the Company in December 1992. Mr. Gunn is a practicing attorney and has been a shareholder in the law firm of Gunn & Gunn, P.C. during the past five years.

    George J. Markos was elected a Director of the Company in December 1992. Mr. Markos is a management consultant providing services primarily to banks, savings and loans and related businesses, including the Company, and has performed such services during the past five years.

    Thomas A. Bangert is Senior Vice President and Chief Operations Officer of the Company, Executive Vice President and Director of First Bank, positions he assumed on January 1, 1990. Mr. Bangert is also a Director of First Land Trustee Corporation, a position he assumed during 1997.

    Laurence J. Brost has been Senior Vice President and Controller of the Company since October 21, 1997. Mr. Brost assumed the position of Vice President and Controller of the Company in 1990. Mr. Brost also serves as a trustee of First Preferred Capital Trust and First America Capital Trust.

    John A. Schreiber is Executive Vice President and Chief Lending Officer of the Company and President and Chief Executive Officer of First Bank. In May 1994, he became Chairman of the Board of First Bank.

    Mark T. Turkcan is Executive Vice President, Consumer Lending and Mortgage Banking of the Company, positions he assumed in April 1996. Mr. Turkcan has been employed in various executive capacities with the Company since 1985. Mr. Turkcan is also a Director of First Bank, a position he has held since April1994.

    Donald W. Williams is Executive Vice President and Chief Credit Officer of the Company and a Senior Vice President and Director of First Bank, a position he assumed in March 1993. Mr. Williams also serves as a Director of FBA, FB Texas, CCB, FB&T and FB California.

Section 16(a) Beneficial Ownership Reporting Compliance

    To the Company's knowledge, no director, executive officer or shareholder of the Company, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act") has failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 1998 or prior years.

Item 11. Executive Compensation

      The following table sets forth the compensation for the named executive officers for the last three years.

                                 SUMMARY COMPENSATION TABLE
                                 --------------------------
                                                                                     All Other
         Name and Principal Positions                       Year          Salary        Bonus      Compensation(1)
         ----------------------------                       ----          ------        -----      ---------------

     James F. Dierberg
     Chairman of the Board of                               1998        $  536,000            0         5,000
     Directors, President and                               1997           492,000            0         4,750
     Chief Executive Officer                                1996           492,000            0         4,750

     Donald W. Williams                                     1998           182,600       40,000         5,000
     Executive Vice President                               1997           166,250       40,000         4,750
     and Chief Credit Officer                               1996           155,000       30,000         4,750

     John A. Schreiber                                      1998           181,900       40,000         5,000
     Executive Vice President                               1997           166,250       30,000         4,750
     and Chief Lending Officer                              1996           155,000       20,000         4,750

     Allen H. Blake                                         1998           157,300       40,000         5,000
     Executive Vice President and                           1997           147,500       30,000         4,750
     Chief Operating and Financial Officer                  1996           140,000       30,000         4,750

     Mark T. Turkcan                                        1998           140,800       15,000         4,725
     Executive Vice President                               1997           133,750       15,000         4,012
     Consumer Lending and Mortgage Banking                  1996           130,000       10,000         4,088

-------------
    (1) All other compensation reported represents First Banks' matching contributions to the 401(k) Plan for the year indicated.

Employment Agreements. Messrs. Schreiber and Williams are parties to employment agreements with the Company and First Bank. In most respects, the two contracts are identical. The term of each contract is one year, and each is automatically renewable for additional one-year periods. As part of the annual renewal process, the base salary payable under each employment agreement is reviewed and may be adjusted at the discretion of the Board of Directors of the Company. The base salary paid to each of Messrs. Schreiber and Williams pursuant to their respective employment agreements is set forth in the salary column of the Summary Compensation Table.

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

    Under the terms of the employment contracts, if either Mr. Schreiber or Mr. Williams is terminated for a reason other than retirement, death, "disability" or for "cause," as those terms are defined in the employment agreements, or are terminated due to a change in control of the Company, each such individual will be entitled to receive two years base salary. Should either Mr. Schreiber or Mr. Williams voluntarily terminate employment with the Company and First Bank, he would be entitled to receive the balance of his base salary for that year or a minimum of six months salary, provided that neither would be permitted to accept a position with any bank or trust company for the duration of that year. Finally, in the event of the death of either Mr. Schreiber or Mr. Williams, their respective employment agreements provide that their estates would be entitled to receive compensation that would have been payable to the employee during the month of his death, and his monthly salary for the twelve month period following the date of his death.

Compensation of Directors. Only those directors who are not employees of the Company or any of its subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently only Messrs. Donald Gunn and George Markos) receive a retainer of $1,000 per quarter and a fee of $500 per Board meeting attended. No directors are compensated for attendance at Audit Committee meetings, which is the only committee of the Board of Directors. Messrs. Gunn and Markos each received $6,000 in directors fees during 1998.

    In addition to Board meeting fees, during 1998, the Company paid Mr. Markos, directly and indirectly, consulting fees in the amount of $2,000 exclusive of reimbursement for his travel expenses. It is anticipated Mr. Markos will continue to provide consulting services to the Company during the current fiscal year.

    During 1998, the Company paid $109,412 in legal fees to a law firm of which Mr. Donald Gunn, one of the Company's directors, is a shareholder. It is anticipated Mr. Gunn's law firm will continue to provide legal services to the Company during the current fiscal year.

    Executive officers of the Company who are also directors of the Company do not receive remuneration other than salaries and bonuses for serving on the Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg and Blake, who are executive officers of the Company, are also members of the Board of Directors and executive officers of FBA. FBA does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, no executive officer of First Banks served during 1998 as a member of the Compensation Committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on the Board of Directors of First Banks.

     During 1998, 1997 and 1996, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $280,000, $214,000 and $326,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

     For the years ended December 31, 1998, 1997 and 1996, First Securities America, Inc. (FSA), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $265,000, $206,000 and $231,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors to which First Banc Insurors placed such policies. FSA received an additional $136,000 in annuity sales commissions for the year ended December 31, 1996. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those which would have been earned by an unaffiliated third-party agent.

     First Brokerage L.P. and First Brokerage America, L.L.C., entities which are directly or indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.8 million and $707,000 for the years ended December 31, 1998 and 1997, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing services and operational support for First Banks and its subsidiaries. Fees paid under the agreement to First Services, L.P. were $12.2 million, $6.4 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, First Services, L.P. paid First Banks $799,000 and $1.1 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. There were no rental fees paid to First Banks for the year ended December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth the entire ownership of all classes of voting capital stock of the Company issued and outstanding.

                                                                                                   Percent of
                                                                         Number of                    Total
                  Title of Class                                          Shares         Percent     Voting
                 and Name of Owner                                         Owned        of Class      Power
                 -----------------                                         -----        --------      -----

Common Stock ($250 Par value)
-----------------------------

       James F. Dierberg II Family Trust (1)......................     7,714.677(2)     32.605%          *
       Michael J. Dierberg Family Trust (1).......................     4,255.319(2)     17.985%          *
       Ellen C. Dierberg Trustees, Family Trust(1)................     7,714.676(2)     32.605%          *
       Michael J. Dierberg Irrevocable Trust (1) .................     3,459.358(2)     14.621%          *
       First Trust (Mary W. Dierberg and First Bank
         Trustees)...  ...........................................       516.830(1)      2.184%          *

Class A Convertible Adjustable Rate Preferred Stock
---------------------------------------------------
($20 par value)
---------------
       James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).........................................        641,082(4)(5)    100%        77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock
-------------------------------------------------------
($1.50 par value)
-----------------
       James F. Dierberg, Trustee of the James F. Dierberg
       Living Trust (1).............................................      160,505(5)       100%        19.4%

---------------
   *   Represents less than 1.0%
  (1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 N. Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, the Company's Chairman of the Board, President and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael James Dierberg and Ms. Ellen D. Schepman, formerly Ellen C. Dierberg, are their adult children.
  (2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over the Company's common stock.
  (3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 1998, is 1,389, which shares are not included in the above table.
  (5)  Sole voting and investment power.

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

Item 13. Certain  Relationships  and Related Transactions

    Directors and executive officers of the Company, and some of the corporations and firms in which one of the directors is a majority owner, have been customers of the Subsidiary Banks in the ordinary course of business, or have been indebted to the Subsidiary Banks for loans of $60,000 or more, and it is anticipated that some of these persons, corporations and firms will continue to be customers of and indebted to the Subsidiary Banks on a similar basis in the future. All loans extended to such persons, corporations and firms since the beginning of the last full fiscal year were made in the ordinary course of business, none involved more than normal risk of collectibility or presented other unfavorable features, and all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable bank transactions with unaffiliated persons. At December 31, 1998, the Subsidiary Banks had no loans outstanding to such persons.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) The following documents are filed as part of this Report:

                1. The Financial  Statements and Supplemental Data filed as part of this Report are listed under Item 8.

                2  Financial Statement Schedules: None

                3. Exhibits: See the Exhibit  Index  at pages  20  through 21 of this Report.

           (b) Reports on Form 8-K during the quarter ended December 31, 1998:

                         None.

           (c) See the Exhibit Index attached hereto.

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



                                              By: /s/ Allen H. Blake
                                              ----------------------
                                                      Allen H. Blake
                                                      Executive Vice President,
                                                       Chief Operating and
                                                       Financial  Officer,
                                                       Secretary  and  Director
                                                       (Principal  Financial
                                                       Officer)




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

Date:    March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

         Signature and Title                              Date
         -------------------                              ----

/s/ James F. Dierberg                                March 26, 1999
  ----------------------------------
James F. Dierberg
Chairman of the Board of Directors,
     President and Chief Executive Officer


/s/ Donald Gunn, Jr.                                 March 26, 1999
------------------------------------
Donald Gunn, Jr.
Director


/s/ George J. Markos                                 March 26, 1999
------------------------------------
George J. Markos
Director

                                  EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number                                    Description
------                                    -----------

3.1 Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-50576) dated September 15,
                  1992).

4.1 Reference is made to Article III of the Company's Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.2 The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long term debt of the Company and its subsidiaries.

4.3 Agreement As To Expenses and Liabilities (incorporated herein by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

4.4 Preferred Securities Guarantee Agreement (incorporated herein by reference to Exhibit 4(b) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

4.5 Indenture (incorporated herein by reference to Exhibit 4(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

4.6 Amended and Restated Trust Agreement (incorporated herein by reference to Exhibit 4(d) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

10.1 Shareholders' Agreement by and among James F. Dierberg, II and Mary W. Dierberg, Trustees under Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the
                  Company's Registration Statement on Form S-1, File No 33-50576, dated August 6, 1992).

10.2 Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FIserv CIR, Inc. (incorporated herein by reference to Exhibit
                  10.4 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated August 6, 1992).

10.4* Employment Agreement by and among the Company, First Bank and John A. Schreiber, dated September 21, 1992 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.5* Employment Agreement by and among the Company, First Bank and Donald W. Williams dated March 22, 1993 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Form 10-K for the year ended December 31, 1993).

10.6 $90,000,000 Secured Credit Agreement, dated as of August 26, 1998 among the Company, The Mercantile Bank National Association, American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, Norwest Bank Minnesota, National Association, The Frost National Bank and Mercantile Bank National Association, as Agent (incorporated herein by reference to Exhibit (b)(1) to the Company's report filed on Schedule 14D-1, dated January 4, 1999).

10.7 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS Group, Inc., dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.8* Service Agreement by and between First Services, L.P. and First Bank dated April 1, 1997 (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.9* Service Agreement by and between First Services, L.P. and First Bank & Trust dated April 1, 1997 (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10* Service Agreement by and between First Services, L.P. and BankTEXAS N.A. dated April 1, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11* Service Agreement by and between First Services, L.P. And Sunrise Bank of California dated April 1, 1997 (incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

13.1     The Company's 1998 Annual Report to Shareholders (filed herewith).

21.1     Subsidiaries of the Company (filed herewith).

27.1     Financial Data Schedule (EDGAR only).

-------------------
* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                   EXHIBIT 13










                                FIRST BANKS, INC.

                               1998 ANNUAL REPORT

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                          Page
                                                                          ----

LETTER TO SHAREHOLDERS..................................................    1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA..........................    2

MANAGEMENT'S DISCUSSION AND ANALYSIS....................................    3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED..........................   30

INDEPENDENT AUDITORS' REPORT............................................   31

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS........................................   32

     CONSOLIDATED STATEMENTS OF INCOME..................................   34

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
          COMPREHENSIVE  INCOME.........................................   35

     CONSOLIDATED STATEMENTS OF CASH FLOWS..............................   36

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................   37

DIRECTORS AND EXECUTIVE OFFICERS........................................   59

INVESTOR INFORMATION....................................................   61

To our Valued Shareholders, Customers and Friends:


         First Banks, Inc. is pleased to report our earnings and strategic achievements for 1998. For 1998, net income was $33.5 million, compared to $33.0 million for 1997. Diluted earnings per common share increased to $1,337.09 from $1,134.28 for the years ended December 31, 1998 and 1997, respectively. The increase in diluted earnings per common share is attributable to both the increase in net income and the redemption of First Banks' Class C preferred stock in December 1997. The redemption of the Class C preferred stock resulted in a reduction of First Banks' dividend requirement of $4.3 million for the year ended December 31, 1998. The funds required for the redemption were borrowed resulting in an increase in interest expense of $3.4 million for 1998. While the Class C preferred stock dividend is not deducted in the determination of net income, interest expense is, the effect of which was to reduce net income by $2.2 million for the year ended December 31, 1998, when compared to the same period in 1997.

         First Banks' primary strategic objective of generating progressive and profitable growth was further advanced during the past year. Total assets increased to $4.6 billion at December 31, 1998 or by $400 million over 1997. The growth was driven by First Banks' continued emphasis in developing our existing franchise. Indicative of this development is the growth of the loan portfolio, which increased by $580 million during 1998. Facilitating the development of First Banks' presence in our target market areas were the acquisitions of Republic Bank and Pacific Bay Bank, providing total assets of $124 million and $38 million, respectively, and three banking locations in southern California and one banking location in the San Francisco Bay area. In addition, First Banks is pleased to report the completion of the acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, on March 4, 1999. Redwood Bank will add a new dimension to our San Francisco Bay area presence through its main office in downtown San Francisco and its three offices in the surrounding Bay area of San Rafael, Napa and San Mateo. We are excited about Redwood Bancorp's decision to join our organization, and welcome its management, staff and customers.

         With respect to Year 2000 concerns, First Banks' Year 2000 Preparedness Project is continuing according to plan. First Banks, as well as other financial institutions, are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems. As a financial institution, First Banks' efforts are subjected to regulation and monitoring by bank and bank holding company regulatory agencies. These agencies, under the auspices of the Federal Financial Institutions Examination Council, have established guidelines and interim deadlines for achieving Year 2000 compliance.
First Banks' Year 2000 Plan has been structured to remain consistent with these guidelines.

         In closing, I would like to take this opportunity to extend my sincerest appreciation for the dedication of our employees, and the continued support of our customers and shareholders.



Sincerely,




James F. Dierberg
Chairman, President and Chief Executive Officer

     The selected consolidated financial data set forth below, insofar as it relates to the five years ended December 31, 1998, is derived form the audited consolidated financial statements of First Banks, Inc. (First Banks). Such data is qualified by reference to the consolidated financial statements of First Banks included herein and should be read in conjunction with such consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          Year ended December 31, (1)
                                                            -----------------------------------------------------
                                                             1998        1997        1996        1995        1994
                                                             ----        ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................  $  328,049     295,101     266,021     261,621      162,435
    Interest expense..................................     162,368     148,831     141,670     144,945       70,670
                                                        ----------     -------     -------     -------     --------
    Net interest income...............................     165,681     146,270     124,351     116,676       91,765
    Provision for possible loan losses................       9,000      11,300      11,494      10,361        1,858
                                                        ----------     -------     -------     -------     --------
    Net interest income after provision for
      possible loan losses............................     156,681     134,970     112,857     106,315       89,907
    Noninterest income................................      36,497      25,697      20,721      19,407       13,634
    Noninterest expense...............................     138,704     110,287     105,741      91,566       67,734
                                                        ----------     -------     -------     -------     --------
    Income before provision for income taxes an
      minority interest in (income) loss of
      subsidiaries....................................      54,474      50,380      27,837      34,156       35,807
    Provision for income taxes........................      19,693      16,083       6,960      11,038       12,012
                                                        ----------     -------     -------     -------     --------
    Income before minority interest in (income) loss
      of subsidiaries.................................      34,781      34,297      20,877      23,118       23,795
    Minority interest in (income) loss of subsidiaries      (1,271)     (1,270)       (659)      1,353          237
                                                        ----------     -------     -------     -------     --------
    Net income........................................  $   33,510      33,027      20,218      24,471       24,032
                                                        ==========     =======     =======     =======     ========
Dividends:
    Preferred stock...................................  $      786       5,067       5,728       5,736        5,735
    Common stock......................................          --          --          --          --          --
    Ratio of total dividends declared to net income...        2.35%      15.34%       28.33%     23.44%       23.86%
Per Share Data:
    Earnings per common share:
      Basic...........................................  $ 1,383.04    1,181.69       612.46      791.82      773.31
      Diluted.........................................    1,337.09    1,134.28       596.83      759.09      735.28
    Weighted average shares of common stock
      outstanding.....................................      23,661      23,661       23,661      23,661      23,661
Balance Sheet Data (at year-end):
    Investment securities.............................  $  534,796     795,530      552,801     508,323     587,878
    Loans, net of unearned discount...................   3,580,105   3,002,200    2,767,969   2,744,219   2,073,570
    Total assets......................................   4,554,810   4,165,014    3,689,154   3,622,962   2,879,570
    Total deposits....................................   3,939,985   3,684,595    3,238,567   3,183,691   2,333,144
    Notes payable.....................................      50,048      55,144       76,330      88,135      46,203
    Guaranteed preferred beneficial interests in
     First Banks, Inc. and First Banks America, Inc.
     subordinated debentures..........................     127,443      83,183           --          --          --
    Common stockholders' equity.......................     250,300     218,474      184,439     166,542     149,249
    Total stockholders' equity........................     263,363     231,537      251,389     234,605     217,312
Earnings Ratios:
    Return on average total assets....................        0.78%       0.87%        0.57%       0.70%       1.00%
    Return on average total stockholders' equity......       13.64       12.91         8.43       10.79       11.48
Asset Quality Ratios:
    Allowance for possible loan losses to loans.......        1.70        1.68         1.69        1.92        1.37
    Nonperforming loans to loans (2)..................        1.22        0.80         1.09        1.44        0.78
    Allowance for possible loan losses to
      nonperforming loans (2).........................      140.04      209.88       154.55      133.70      175.37
    Nonperforming assets to loans and other
      real estate (3)..................................        1.32        1.04         1.47        1.71        1.10
    Net loan charge-offs to average loans.............        0.05        0.27         0.72        0.41        0.09
Capital Ratios:
    Average total stockholders' equity to average
      total assets....................................        5.73        6.70         6.79        6.49        8.70
    Total risk-based capital ratio....................       10.28       10.26         9.23        9.34       12.68
    Leverage ratio....................................        7.77        6.80         5.99        5.32        7.54

----------------

(1) The comparability of the selected data presented is affected by the acquisitions of eleven banks and five thrifts during the five-year period. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its date of acquisition.
(2) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(3)  Nonperforming  assets consist of nonperforming loans and other real estate.

     The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of First Banks. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on First Banks including, but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; and the ability of First Banks to respond to changes in technology, including effects of the Year 2000 problem. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements

Company Profile

     First Banks is a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. At December 31, 1998, First Banks had $4.55 billion in total assets, $3.58 billion in total loans, net of unearned discount, $3.94 billion in total deposits and $263 million in total stockholders' equity. First Banks operates through its subsidiary financial institutions and bank holding companies (Subsidiary Banks) as follows:

     First Bank, headquartered in St. Louis County, Missouri (First Bank). First Banks America, Inc., headquartered in St. Louis County, Missouri
        (FBA),  and its wholly owned subsidiaries:
            First Bank Texas N.A., headquartered in Houston, Texas (FB Texas). First Bank of California, headquartered in Roseville, California (FB California).
     CCB Bancorp, Inc.,  headquartered in Newport Beach,  California (CCB), and
         its wholly owned subsidiary: First Bank & Trust,   headquartered in
            Newport Beach, California (FB&T).

     The Subsidiary Banks are wholly owned by their respective parent companies except for FBA, which was 76.8% owned by First Banks at December 31, 1998. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA.
      As discussed under "--Acquisitions," in February 1998, First Commercial Bancorp, Inc. (FCB), a majority owned subsidiary of First Banks, was acquired by FBA, and its subsidiary bank, First Commercial Bank (First Commercial), was merged into FB California. The acquisition of FCB and First Commercial by FBA and FB California, respectively, did not have a material impact on the results of operations or financial condition of First Banks.
     Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services, and cash management services.

     First Banks centralizes overall corporate policies, procedures and administrative and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.
     The following table recaps selected data about the Subsidiary Banks at December 31, 1998:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
                       Subsidiary Banks                    locations     assets           discount        deposits
                       ----------------                    ---------     ------           --------        --------
                                                                         (dollars expressed in thousands)

     First Bank......................................         98      $ 3,024,600        2,490,556        2,659,030
     CCB:
         FB&T........................................         21          793,217          573,562          701,406
     FBA:
         FB California...............................         10          410,110          314,977          363,422
         FB Texas....................................          6          300,984          201,426          264,425

     The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board, President and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors.
     As more fully described under "--Financial Condition and Average Balances" and Note 8 to the consolidated financial statements, on February 3, 1997, First Preferred Capital Trust (First Capital), a Delaware statutory business trust subsidiary of First Banks, issued 3,450,000 shares of 9.25% Guaranteed Preferred Beneficial Interests in First Banks' Subordinated Debenture (First Capital Preferred Securities) for $86.25 million. In addition, on July 21 1998, First America Capital Trust (FACT), a Delaware business trust subsidiary of FBA, issued 1,840,000 shares of 8.50% Guaranteed Preferred Beneficial Interests in FBA's Subordinated Debentures (FACT Preferred Securities) for $46.0 million. The First Capital Preferred Securities and the FACT Preferred Securities are publicly held and traded on the Nasdaq Stock Market's National Market System and the New York Stock Exchange, respectively. These preferred securities have no voting rights except in certain limited circumstances. Distributions on the preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

General

     In the development of its banking franchise, First Banks has traditionally placed primary emphasis upon acquiring other financial institutions as a means of achieving its growth objectives. Acquisitions may serve to enhance its presence in a given market, to expand the extent of its market area or to enter new or noncontiguous markets. However, because First Banks has historically used cash in its acquisitions, the characteristics of the acquisition arena at any given point in time may place it at a competitive disadvantage relative to other acquirers able to offer stock transactions. This is the result of the market attractiveness of other financial institutions' stock, the advantages of tax-free exchanges to the selling shareholders, and the financial reporting flexibility inherent in structuring stock transactions. Consequently, First Banks' acquisition activities are somewhat sporadic, in which multiple transactions are consummated in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with such acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
     Recognizing these facts, First Banks has followed certain patterns in its acquisitions. First, it tends to acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. This is attributable to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions First Banks may acquire institutions having more significant problems which thereby reduce their attractiveness to other potential acquirers, and therefore reduce the amount of acquisition premiums required. Finally, First Banks realizes that various acquisition markets may become so competitive at times, that cash transactions are not economically viable, thereby requiring it to pursue its acquisition strategy in other geographic areas, or pursue internal growth more aggressively. These patterns have been evident in First Banks' growth during the five years ended December 31, 1998.

     During 1994 and 1995, First Banks completed twelve acquisitions which provided an aggregate of $1.96 billion in total assets and 43 locations. Relative to the entire organization, these acquisitions represented an increase in First Banks' total assets of 78% over the same two-year time period. These acquisitions provided First Banks with access into several new major market areas and, accordingly, an attractive opportunity for future growth and profitability. As acquisition pricing in these areas escalated dramatically, the level of acquisition activity decreased in 1996, 1997 and 1998. For a summary of acquisitions, see "--Acquisitions." During the past three years, management has continued to meld original entities into its operations, systems and culture, and achieve the efficiencies and opportunities envisioned when the entities were acquired. Many of the acquired institutions exhibited elements of financial distress prior to their acquisitions which contributed to marginal earnings performance. Generally, these elements were the result of asset quality problems and/or high overhead expenses.
     Following   acquisition,   the  most  immediate  tasks  required  were  the
improvement of asset quality and the elimination of unnecessary expenses. Although many improvements were instituted shortly after acquisition, many of the problems which existed were indigenous, requiring a much longer time period to resolve. This involved not only many problem assets, which had no apparent short-term solution, but also other elements of expense. This included addressing such areas as: (1) maintenance, repairs and, in some cases, refurbishing of bank premises necessitated by the deferral of such projects by the acquired entities; (2) long-term leases which provided space in excess of that necessary for banking activities and/or rates in excess of current market rates; (3) relocation of branch offices which were not adequate, conducive or convenient for banking operations; and (4) management of lawsuits which existed with respect to acquired entities to minimize the overall cost of negotiation, settlement or litigation.
     However, the process which was required after acquisition was not only one of reducing expenses and improving asset quality, but the combining of separate and distinct entities together to form cohesive organization groups with common objectives and focus. This involved a significant post-acquisition investment of resources by First Banks to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entities to take advantage of the opportunities available to them. While this contributed to the increases in noninterest expense during the five years ended December 31, 1998, it also resulted in the creation of new banking entities which were unlike any of the merged entities individually. These banks were able to convey a consistent image and quality of service, provide a complete array of financial products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources.
     While some of these activities did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their overall profile to improve future profitability. As a result of this, the contribution to consolidated net income for California (FB&T and FB California), Texas (FB Texas) and Missouri and Illinois (First Bank) is summarized as follows:

                                                  California                   Texas          Missouri and Illinois
                                            ---------------------      ------------------    ------------------------------
                                             1998    1997   1996 (1)  1998    1997 1996 (1)  1998    1997  1996 (1)
                                             ----    ------------   --------------------   ---------------------
                                                                    (dollars expressed in thousands)
Year ended December 31:
     Equity in income of subsidiaries.... $ 7,168    7,488   5,259   2,303   1,675    806  33,271  31,686   24,542
     Average investment in subsidiaries..  91,243   76,330  54,114  23,389  25,178 23,202 232,518 220,134  212,850
       Return on average investment......    7.86%    9.81%   9.72%   9.85%   6.65%  3.47%  14.31%  14.39%   11.53%

---------
(1) Excludes the effect of the one-time FDIC special assessment, net of related tax benefits.

     Anticipating that increasing acquisition pricing would eventually make growth solely by acquisition economically unfeasible, and recognizing that rapid consolidation within the banking industry would create new business development opportunities, beginning in 1993 First Banks began a continuing program of substantial enhancement of its capabilities to achieve and manage internal growth. This program required significant increases in the resources dedicated to commercial and retail business development, financial service product line and delivery systems, branch development and training, and administrative and operational support. These efforts were manifested during this period in various changes within the organization.

     The enhanced business development resources of First Banks assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types which reflected the abilities and experiences of the management of the acquired entities. This was particularly evident in acquisitions of savings banks, which had portfolios heavily concentrated in single family and/or multi-family residential real estate lending, and in FB Texas, which had a portfolio consisting primarily of indirect automobile loans. In order to achieve a more diversified portfolio, to address asset quality issues in the portfolios and to achieve a higher interest yield on the loan portfolio, a substantial portion of the loans which were acquired during this time were reduced through payments, refinancing with other financial institutions, charge-offs, and, in two instances, sales of loans. As a result, the portfolio of one-to-four family residential real estate loans, after reaching a maximum of $1.20 billion at December 31, 1995, was reduced to $1.06 billion at December 31, 1996, $915 million at December 31, 1997 and $739 million at December 31, 1998. Similarly, the portfolio of consumer and installment loans, net of unearned discount, the majority of which is indirect automobile loans, decreased from $414 million at December 31, 1995, to $333 million, $279 million and $274 million at December 31, 1996, 1997 and 1998, respectively.
     As these components of the loan portfolio decreased, they were replaced with more diversified, better quality and higher yielding loans which were internally generated by the business development function. With the acquisitions, the business development function was expanded into the new market areas in which First Banks was then operating. Consequently, in spite of relatively large reductions in acquired portfolios, the aggregate loan portfolio, net of unearned discount, increased from $2.74 billion at December 31, 1995 to $2.77 billion, $3.00 billion and $3.58 billion at December 31, 1996, 1997 and 1998, respectively.
     While this restructuring of the loan portfolio was occurring, First Banks was also changing the composition of its deposits. Several of the institutions which First Banks has acquired since 1990 were savings banks. Traditionally, savings banks have placed greater reliance on time deposits as a source of funding than their commercial banking counterparts. Although time deposits are generally a stable source of funds, they are typically the highest cost deposits available, the depositors tend to be relatively sensitive to interest rates in the market, and frequently the customers have no other banking relationship with the financial institution. These characteristics suggest that many of these customers move their deposits between financial institutions fairly readily, and have limited loyalty to any particular institution. Consequently, First Banks' deposit development programs have been directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers by cross selling them through packaging various account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with First Banks. As a result, the net growth in deposits has been focused in transaction, rather than time accounts. At December 31, 1995 and 1996, total time deposits were $1.80 billion and $1.81 billion, or 56.4% and 55.9% of total deposits, respectively. Although total deposits have continued to increase, total time deposits have remained constant at $1.80 billion, but decreasing to 45.8% of total deposits at December 31, 1998.
     As further discussed under "--Net Interest Income, Comparison of Results of Operations for 1998 and 1997, and Comparison of Results of Operations for 1997 and 1996," the simultaneous growth by acquisition of financial institutions and the building of the infrastructure necessary to achieve significant internal growth has had an adverse effect on the operating results of First Banks.

Acquisitions

     In enhancing its banking franchise, First Banks places emphasis upon acquiring other financial institutions as a means of accelerating its growth to significantly expand its presence in a given market, to increase the extent of its market area or to enter new or noncontiguous market areas. After an acquisition is consummated, First Banks expects to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. First Banks has utilized cash, borrowings and the issuance of additional securities to meet its growth objectives under the acquisition program.
     As summarized below, First Banks' acquisitions during the three years ended December 31, 1998 have primarily served to increase its presence in markets that were originally entered into during 1994 and 1995.

     During the three years ended December 31, 1998, First Banks completed four acquisitions and three deposit purchases. These transactions, as more fully described in Note 2 to the accompanying consolidated financial statements, are summarized as follows:

                                                               Loans, net of                             Number of
                                                     Total        unearned    Investment                  banking
            Entity                    Date          assets        discount    securities    Deposits     locations
            ------                    ----          ------        --------    ----------    --------     ---------
                                                             (dollars expressed in thousands)

             1998
             ----

Republic Bank
Torrance, California (1)...... September 15, 1998   $ 124,100      97,900        7,500      117,200           3

Bank of America
Solvang, California branch
office (2).................... March 19, 1998          15,500          --           --       15,500           1

Pacific Bay Bank
San Pablo, California (3)..... February 2, 1998        38,300      29,700          232       35,200           1
                                                    ---------    --------     --------      -------         ---
                                                    $ 177,900     127,600        7,732      167,900           5
                                                    =========    ========     ========      =======         ===
             1997
             ----

Surety Bank
Vallejo, California (3)....... December 1, 1997     $  72,800      54,400       11,800       67,500           2

Highland Federal Savings Bank,
F.S.B., Woodland Hills,
California branch office (4).. September 30, 1997      42,400         100           --       42,400           1

Highland Federal Savings Bank,
F.S.B., Long Beach,
California branch offices (4). March 31, 1997          40,400         100           --       40,400           2
                                                    ---------    --------     --------      -------         ---
                                                    $ 155,600      54,600       11,800      150,300           5
                                                    =========    ========     ========      =======         ===

             1996
             ----

Sunrise Bancorp, Inc.
Roseville, California (3)..... November 1, 1996     $ 110,800      61,100       18,100       91,100           3
                                                    =========    ========     ========      =======         ===

------------------
(1)  Republic Bank was merged into FB&T.
(2) The Solvang branch office of Bank of America was acquired by FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch office. Total assets consist primarily of cash received upon assumption of deposit liabilities.
(3) Pacific Bay Bank, Sunrise Bank, Sunrise Bancorp, Inc.'s banking subsidiary, and Surety Bank were merged into FB California. Sunrise Bancorp, Inc. was merged into FBA.
(4) The Woodland Hills branch office and the Long Beach branch offices of Highland Federal Savings Bank, F.S.B. were acquired by FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch offices. Total assets consist primarily of cash received upon assumption of deposit liabilities.

     Except for the acquisition of Surety Bank, these acquisitions were funded by First Banks from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under First Banks' credit agreement with a group of unaffiliated banks (Credit Agreement) and the proceeds of the preferred securities. The 49% cash portion of the acquisition of Surety Bank was funded from available cash. The remaining 51% was acquired through an exchange of shares of common stock of FBA.
See Note 2 to the consolidated financial statements.
     On February 2, 1998, FCB was acquired by FBA in an exchange of FBA common stock for FCB common stock. In connection with this transaction, FCB was merged into a wholly owned subsidiary of FBA, and First Commercial was merged into FB California.

     On March 4, 1999, FBA completed the acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26 million. Redwood Bancorp had $184 million in total assets, $134 million in total loans, net of unearned discount, $32 million in investment securities and $163 million in total deposits at the acquisition date. Redwood Bank is headquartered in San Francisco, California and operates three banking locations in the San Francisco Bay area. Redwood Bank will operate as a wholly owned subsidiary of FBA.

Financial Condition and Average Balances

     First Banks' average total assets were $4.29 billion for the year ended December 31, 1998, compared to $3.82 billion and $3.53 billion for the years ended December 31, 1997 and 1996, respectively. Total assets at December 31, 1998 were $4.55 billion, an increase of $380 million, or 9.1%, over total assets of $4.17 billion at December 31, 1997.
     The increase in assets for 1998 was funded by an increase in total deposits of $260 million to $3.94 billion at December 31, 1998, from $3.68 billion at December 31, 1997, and the decrease in investment securities of $261 million during 1998. The increase in deposits for 1998 is attributable to the acquisitions of Republic Bank, Pacific Bay Bank, the purchase of the deposit accounts of the Solvang, California banking location of Bank of America and internal deposit growth of $92.1 million. A summary of the composition of deposits is presented under "--Deposits."
     Loans, net of unearned discount, increased by $580 million to $3.58 billion at December 31, 1998 from $3.00 billion at December 31, 1997. The acquisitions of Republic Bank and Pacific Bay Bank provided $127.6 million of loans. In addition to these loans, $633.6 million of net loan growth was provided by corporate banking business development, consisting of an increase of $267.7 million of commercial, financial and agricultural loans, $299.4 million of real estate construction and land development loans and $66.5 million of commercial real estate loans. These increases were partially offset by continuing reductions in residential real estate loans of $152.8 million and in consumer and installment loans, net of unearned discount, which consists primarily of indirect automobile loans, of $30.5 million. These changes are the result of the focus which First Banks has placed on its business development efforts and the portfolio repositioning which began in 1995. This repositioning provided that substantially all of the conforming residential mortgage loan production of First Banks be sold in the secondary mortgage market, and that the origination of indirect automobile loans be substantially reduced. Tables summarizing the composition of the loan portfolio are presented under "--Lending and Credit Management."
     For the year ended December 31, 1997, total average assets were $3.82 billion compared to $3.53 billion for the year ended December 31, 1996. Total assets at December 31, 1997 were $4.17 billion, an increase of $480 million from total assets of $3.69 billion at December 31, 1996.
     The increase in total assets was primarily attributable to $72.8 million of assets provided in the acquisition of Surety Bank, growth in total loans of $180 million, excluding those acquired in the acquisition of Surety Bank of $54.4 million, and an increase in investment securities of $230.9 million, excluding those attributable to Surety Bank. The increase in total assets was partially offset by a decrease in Federal Funds sold of $50.6 million to $23.5 million from $74.1 million at December 31, 1997 and 1996, respectively.
     On July 21, 1998, FACT, a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of FACT Preferred Securities at $25 per share in an underwritten public offering. Proceeds from FACT's offering, net of underwriting fees and offering expenses, were $44.0 million and were used to reduce borrowings, to support possible repurchases of FBA's common stock from time to time and for general corporate purposes. The remaining proceeds were temporarily invested by FBA in interest-bearing deposits and were used to fund the acquisition of Redwood Bancorp. In addition, on February 4, 1997, First Capital, a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of First Capital Preferred Securities at $25 per share in an underwritten public offering. The proceeds from First Capital's offering, net of underwriting fees and offering expenses, were $83.1 million and were used to reduce borrowings, for purchases of shares of Class C 9.00% Increasing Rate, Redeemable, Cumulative Preferred Stock (Class C Preferred Stock) and for various short-term investments.
     On December 1, 1997, First Banks redeemed all of its remaining outstanding Class C Preferred Stock for $47.1 million. The effect of the redemption was a reduction of First Banks' total stockholders' equity, and consequently regulatory capital, by the amount of the redemption. However, the structure of the preferred securities described above satisfies the regulatory requirements for inclusion in First Banks' capital base in a manner similar to the Class C Preferred Stock.

     First Banks' common stockholders' equity has continued to increase to $250.3 million at December 31, 1998, from $218.5 million and $184.4 million at December 31, 1997 and 1996, respectively. The increase is attributable to First Banks' profitability and the current practice of retaining most of its net income to further support future growth.
     The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                         For the years ended December 31,
                                                --------------------------------------------------------------------------------
                                                           1998                       1997                          1996
                                                ------------------------     ----------------------      -----------------------
                                                         Interest                    Interest                     Interest
                                                Average   income/ Yield/     Average  income/ Yield/     Average   income/ Yield/
                                                balance   expense  rate      balance  expense  rate      balance   expense  rate
                                                -------   -------  ----      -------  -------  ----      -------   -------  ----
                                                                       (dollars expressed in thousands)
           ASSETS
           ------

Interest-earning assets:
    Loans: (1) (2)
       Taxable............................   $3,243,183  283,850    8.75% $2,837,190  252,089   8.89%  $2,714,387 236,527   8.71%
       Tax-exempt (3).....................        7,536      794   10.54       8,967    1,042  11.62      11,910    1,311  11.01
    Investment securities:
       Taxable (4)........................      657,385   39,898    6.07     598,660   35,248   5.89     469,832   22,650   4.82
       Tax-exempt (3) (4).................       18,318    1,515    8.27      19,056    1,552   8.15      22,648    1,889   8.34
    Federal funds sold....................       46,509    2,630    5.65     125,825    5,322   4.23      63,802    3,352   5.25
    Other.................................        2,853      170    5.96      12,138      757   6.24      25,634    1,410   5.50
                                             ----------   ------          ----------  -------          ---------   ------
         Total interest-earning assets....    3,975,784  328,857    8.27   3,601,836  296,010   8.22   3,308,213   267,139  8.08
                                                         -------                      -------                      -------
Nonearning assets.........................      309,811                      215,890                     224,175
                                             ----------                   ----------                   ---------
         Total assets.....................   $4,285,595                   $3,817,726                   $3,532,388
                                             ==========                   ==========                   ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest bearing deposits:
       Interest-bearing demand
          deposits (4)....................   $  357,463    5,135    1.44% $  332,712    5,648   1.70%  $ 304,247    4,845   1.59%
       Savings deposits (4)...............    1,076,524   42,591    3.96     761,052   27,383   3.60     683,009   21,769   3.19
       Time deposits of $100 or more (4)..      212,691   12,463    5.86     183,223   11,008   6.01     164,453    9,665   5.88
       Other time deposits (4)............    1,669,638   95,739    5.73   1,681,014  100,954   6.01   1,592,657   95,813   6.02
                                             ----------   ------          ----------  -------          ---------   ------
         Total interest-bearing deposits..    3,316,316  155,928    4.70   2,958,001  144,993   4.90   2,744,366  132,092   4.81
    Federal funds purchased, repurchase
           agreements and Federal Home
           Loan Bank advances (4).........       61,178    2,965    4.85      75,016    2,463   3.28      64,021    3,964   6.19
    Notes payable and other...............       50,718    3,475    6.85      17,883    1,375   7.69      76,892    5,614   7.30
                                             ----------   ------          ----------  -------          ---------   ------
         Total interest-bearing
           liabilities....................    3,428,212  162,368    4.74   3,050,900  148,831   4.88   2,885,279  141,670   4.91
                                                         -------                      --------                    -------
Noninterest-bearing liabilities:
    Demand deposits.......................      463,939                      394,580                     368,786
    Other liabilities.....................      147,849                      116,359                      38,413
                                             ----------                   ----------                   ---------
         Total liabilities................    4,040,000                    3,561,839                   3,292,478
Stockholders' equity......................      245,595                      255,887                     239,910
                                             ----------                   ----------                   ---------
         Total liabilities and
           stockholders' equity...........   $4,285,595                   $3,817,726                   $3,532,388
                                             ==========                   ==========                   ==========
Net interest income.......................                166,489                     147,179                      125,469
                                                          =======                     =======                      =======
Interest rate spread......................                          3.53                        3.34                        3.17
Net interest margin.......................                          4.19%                       4.09%                       3.79%
                                                                    ====                        ====                        ====

-------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest  income on loans  includes  loan fees.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $808,000, $909,000 and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.
(4) Includes the effects of interest rate exchange agreements.

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

                                                         Increase (decrease) attributable to change in:
                                                  December 31, 1998 compared         December 31, 1997 compared
                                                     to December 31, 1997               to December 31, 1996
                                                ----------------------------       -------------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                               (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2)
       Taxable...........................    $ 35,689      (3,928)     31,761     10,682       4,880      15,562
       Tax-exempt (3)....................        (157)        (91)       (248)      (347)         78        (269)
    Investment securities:
       Taxable (4).......................       3,545       1,105       4,650      6,962       5,636      12,598
       Tax-exempt (3) (4)................         (60)         23         (37)      (295)        (42)       (337)
    Federal funds sold...................      (5,759)      3,067      (2,692)     2,462        (492)      1,970
    Other................................        (554)        (33)       (587)      (877)        224        (653)
                                             --------      ------      ------      -----      ------      ------
           Total interest income.........      32,704         143      32,847      18,587     10,284      28,871
                                             --------      ------      ------      ------     ------      ------
Interest paid on:
    Interest-bearing demand deposits (4).         486        (999)       (513)       462         341         803
    Savings deposits (4).................      12,252       2,956      15,208      2,642       2,972       5,614
    Time deposits of $100 or more (4)....       1,722        (267)      1,455      1,125         218       1,343
    Other time deposits (4)..............        (661)     (4,554)     (5,215)     5,300        (159)      5,141
    Federal funds purchased, repur-
       chase agreements and Federal
       Home Loan Bank advances (4).......        (315)        817         502        864      (2,365)     (1,501)
    Notes payable and other..............       2,233        (133)      2,100      (4,556)       317      (4,239)
                                             --------      -------     ------      ------     ------      ------
           Total interest expense........      15,717      (2,180)     13,537      5,837       1,324       7,161
                                             --------      -------     ------      -----      ------      ------
           Net interest income...........    $ 16,987       2,323      19,310      12,750      8,960      21,710
                                             ========      ======      ======      ======     ======      ======

---------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest  income on loans  includes  loan fees.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(4) Includes the effect of interest rate exchange agreements.

Net Interest Income

     First Banks' primary source of earnings is its net interest income, which is the difference between the interest earned on its earning assets and the interest paid on its interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $166.5 million for the year ended December 31, 1998, from $147.2 million and $125.5 million for the years ended December 31, 1997 and 1996, respectively. Although both net interest income and net interest margin, which is net interest income (expressed on a tax-equivalent basis) expressed as a percentage of interest-earning assets, have increased during these periods, the net interest margin has continued to remain below average for commercial banks. For the year ended December 31, 1998, the net interest margin was 4.19%, compared to 4.09% and 3.79% for the years ended December 31, 1997 and 1996, respectively.
     During periods of rapid growth through cash acquisitions, the net interest margin frequently decreases because the reduction of interest income on internally generated funds used in acquisitions and the interest expense on debt incurred in the transactions offsets a portion of the net interest income of the entities acquired. As a result, during this period interest-earning assets increased more rapidly than net interest income, contributing to the lower net interest margin. In addition, since 1990, First Banks has acquired ten thrifts in various transactions. The regulatory requirements and the historic customer bases of thrifts tend to result in balance sheets which are predominately comprised of residential mortgage loans, frequently supplemented by mortgage-backed securities, for interest earning assets, and certificates of deposit as a primary source of funds. Because of the competitive, homogeneous nature of residential mortgage loans and certificates of deposit, the interest rate spreads between them tend to be more narrow than other types of loans and funding sources.

     First Banks' average yield on residential real estate loans and average cost of certificates of deposit, compared to those of other segments of its loan portfolio and interest-bearing deposits, respectively, were as follows:

                                                                                            Interest
                                                                   Average    Percent of     income/   Yield/
                                                                  balances       total       expense    rate
                                                                  --------       -----       -------    ----
                                                                       (dollars expressed in thousands)

     Year ended December 31, 1998:
         Residential mortgage loans...........................  $   928,805     28.57%    $  74,792     8.05%
         Other loans..........................................    2,321,914     71.43       209,852     9.04
                                                                -----------   -------     ---------
             Total loans......................................  $ 3,250,719    100.00%    $ 284,644     8.76
                                                                ===========    ======     =========     ====

         Certificates of deposit..............................  $ 1,882,329     56.76%    $ 108,202     5.75%
         Other interest-bearing deposits......................    1,433,987     43.24        47,726     3.33
                                                                -----------   -------     ---------
           Total interest-bearing deposits....................  $ 3,316,316    100.00%    $ 155,928     4.70
                                                                ===========    ======     =========     ====

     Year ended December 31, 1997:
         Residential mortgage loans...........................  $ 1,025,442     36.03%    $  83,248     8.12%
         Other loans..........................................    1,820,715     63.97       169,883     9.33
                                                                -----------   -------     ---------
             Total loans......................................  $ 2,846,157    100.00%    $ 253,131     8.89
                                                                ===========    ======     =========     ====

         Certificates of deposit..............................  $ 1,864,237     63.02%    $ 111,962     6.01%
         Other interest-bearing deposits......................    1,093,764     36.98        33,031     3.02
                                                                -----------   -------     ---------
           Total interest-bearing deposits....................  $ 2,958,001    100.00%    $ 144,993     4.90
                                                                ===========    ======     =========     ====

     Year ended December 31, 1996:
         Residential mortgage loans...........................  $ 1,154,231     42.34%    $  93,282     8.08%
         Other loans..........................................    1,572,066     57.66       144,556     9.20
                                                                -----------   -------     ---------
             Total loans......................................  $ 2,726,297    100.00%    $ 237,838     8.72
                                                                ===========    ======     =========     ====

         Certificates of deposit..............................  $ 1,757,110     64.03%    $ 105,478     6.00%
         Other interest-bearing deposits......................      987,256     35.97        26,614     2.70
                                                                -----------   -------     ---------
           Total interest-bearing deposits....................  $ 2,744,366   100.00%     $ 132,092     4.81
                                                                ===========   ======      =========     ====

     In  addition  to the  narrow  interest  rate  spread  between  the yield on residential  mortgage  loans  and the rates  paid on  certificates  of  deposit, residential mortgage loans introduce various prepayment alternatives for borrowers which, when combined with inexpensive refinancing opportunities, accelerate principal repayments in periods of declining interest rates, thereby exacerbating their inherent interest rate risk.
     In order to enhance its net interest income through increased yields on its loan portfolio and to reduce the interest rate risk associated with residential mortgage loans, First Banks initiated a plan to reduce its reliance on residential mortgage loans within its portfolio. This change in the portfolio composition required the concurrent internal generation of other types of loans, particularly commercial and financial, real estate construction and development, and commercial real estate loans, a process which had previously been initiated. Consequently, this process focused on continuing to build this business development function, as well as the control and servicing staff necessary to support it. As the growth of other loans developed, First Banks expanded its sale of conforming residential mortgage loans in the secondary market to include essentially all new loan production.
     At the same time, in order to limit its interest rate risk, First Banks expanded its risk management capabilities to improve its risk measurement techniques and reporting, and increase its risk control alternatives. This included initiating a program of using derivative financial instruments to reduce interest rate exposure. First Banks uses a combination of swaps, caps and floors to reduce its exposure, primarily arising from residential mortgage loans and mortgage-backed securities. Although these financial instruments are effective in reducing interest rate risk, the expense associated with them has had a significant effect on net interest income.

                                                Cost of interest rate
                                          ---------------------------------
                                                                  Swap, cap       Reduction       Effect on
                                             Futures and          and floor         of net       net interest
                                          options on futures      agreements    interest income   margin (1)
                                          ------------------      ----------    ---------------   ----------
                                                      (dollars expressed in thousands)          (expressed  in
                                                                                                 basis points)
          Year ended December 31:

               1998..........................   $    --              3,999           3,999         (0.10)
               1997..........................        --              6,574           6,574         (0.18)
               1996..........................     3,875              7,623          11,498         (0.35)

---------------
(1) Effect on net interest margin is expressed as a reduction of net interest income divided by average earning assets.

Interest Rate Risk Management

     In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. This is influenced by the characteristics of the loan and deposit markets within which First Banks operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
     First Banks manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to First Banks' Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective simulation model to determine First Banks' exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking, commercial banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
     The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. First Banks' policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near term changes in interest rates. To measure the effect of interest rate changes, First Banks calculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near term changes in interest rates, First Banks includes scenarios based on actual changes in interest rates which have occurred over a two-year period, simulating both a declining and rising interest rate scenario.
Consistent with the table presented below, which indicates First Banks is "asset-sensitive," First Banks' simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 10% has a diminutive effect on the earnings of First Banks, a significant decline in interest rates, resembling the actual decline which occurred over a two-year period commencing in March 1991, indicates a loss of net income equivalent to approximately 3% of net interest income for the year ended December 31, 1998.
     As discussed previously, First Banks has expanded its use of off-balance-sheet derivative financial instruments to assist in the management of the interest rate sensitivity inherent in its balance sheet, particularly that arising from its portfolio of residential mortgage loans and mortgage-backed securities relative to its deposit structure. These off-balance-sheet derivative financial instruments effectively modify the repricing, maturity and option characteristics of its assets and liabilities. See Notes 1 and 11 to the consolidated financial statements. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are as follows:

                                                                                December 31,
                                                                 -----------------------------------------
                                                                        1998                   1997
                                                                 Notional     Credit    Notional     Credit
                                                                   amount    exposure     amount    exposure
                                                                   ------    --------     ------    --------
                                                                      (dollars expressed in thousands)

        Interest rate swap agreements......................... $ 280,000         --           --         --
        Interest rate floor agreements........................    70,000        204       70,000         26
        Interest rate cap agreements..........................    10,000         55       10,000        222
        Forward commitments to sell mortgage-backed securities    95,000        137       60,000         --

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
     Interest rate swap agreements are utilized to adjust the repricing characteristics of certain interest-bearing assets and liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The net interest expense for swap agreements was $3.9 million, $6.4 million and $7.4 million, including $3.7 million, $5.4 million and $4.2 million of amortized deferred swap losses, for the years ended December 31, 1998, 1997 and 1996, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1998 and 1997 are as follows:

                                                                                                    Fair value
                                                           Notional   Interest rate Interest rate      gain
                Maturity date and swap type                 amount        paid        received        (loss)
                ---------------------------                 ------        ----        --------        ------
                                                                   (dollars expressed in thousands)
       December 31, 1998:
           Pay variable / receive fixed:
             June 11, 2002.............................   $ 15,000        5.24%        6.00%       $    363
             September 16, 2002........................     20,000        5.22         5.36              87
             September 16, 2002........................    175,000        5.22         5.36             761
             September 18, 2002........................     30,000        5.23         5.33              92
             September 18, 2002........................     40,000        5.23         5.33             123
                                                          --------                                 --------
                                                          $280,000        5.23         5.48        $  1,426
                                                          ========        ====         ====        ========

     First Banks has experienced a shortening of the expected repricing term of its loan portfolio. This shortening resulted from the significant decline in interest rates beginning in 1995, which caused an increase in the principal prepayments of residential mortgage loans, and a change in the composition of the loan portfolio. These increased prepayments, as well as First Banks' projections of future prepayments, and the overall reduction in the residential loan portfolio disproportionately shortened the expected repricing term of the loan portfolio in comparison to the effective maturity of certain interest-bearing liabilities created with the interest rate swap agreements. As a result, during July 1995, November 1996 and July 1997, First Banks shortened the maturity of its interest-bearing liabilities through the termination of $225 million, $75 million and $35 million of interest rate swap agreements resulting in losses of $13.5 million, $5.3 million and $1.4 million, respectively. These losses have been deferred and are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid. The unamortized balance of these losses was $5.7 million and $9.4 million at December 31, 1998 and 1997, respectively, and were included in other assets.
     During 1998, as the effective repricing term of the loan portfolio continued to shorten, and thus became increasingly mismatched with its funding source, First Banks entered into $280.0 million notional amount of interest rate swap agreements (Swap Agreements). The Swap Agreements effectively extended the repricing term of a selected group of loans to more closely correspond with its funding source. The primary objective of the Swap Agreements is to stabilize cash flows, and accordingly, net interest income, over time. In contrast to previous swap agreements, the Swap Agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR).
     First Banks also uses interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the interest expense of certain interest rate swap agreements, respectively. At December 31, 1998 and 1997, the unamortized costs of these agreements were $159,000 and $290,000, respectively, and were included in other assets.
     As discussed under "--Mortgage Banking Activities," derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

     In addition to the simulation model employed by First Banks, an interest rate sensitivity position summary is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of First Banks' rate-sensitive assets and liabilities as of December 31, 1998, adjusted to include prepayment assumptions:

                                                                Over three  Over six
                                                     Three        through    through     Over one
                                                    months          six      twelve       through    Over five
                                                    or less       months     months     five years     years       Total
                                                    -------       ------     ------     ----------     -----       -----
                                                                  (dollars expressed in thousands)

Interest-earning assets:
    Loans (1)..................................  $ 2,222,531     336,994     444,558      567,527       8,495    3,580,105
    Investment securities......................      122,759      46,190     111,233      231,647      22,967      534,796
    Federal funds sold.........................       36,700          --          --           --          --       36,700
    Interest-bearing deposits with other
      financial institutions...................        3,483         250          --           --          --        3,733
                                                 -----------    --------   ---------    ---------    --------   ----------
        Total interest-earning assets..........    2,385,473     383,434     555,791      799,174      31,462    4,155,334
    Effect of interest rate swap agreements....     (280,000)         --          --      280,000          --           --
                                                 -----------    --------   ---------    ---------    --------   ----------
        Total interest-earning assets after
           the effect of interest rate swap
           agreements..........................   $2,105,473     383,434     555,791    1,079,174      31,462    4,155,334
                                                  ==========     =======   =========    =========  ==========    =========
Interest-bearing liabilities:
    Interest-bearing demand accounts...........  $   139,651      86,810      56,615       41,518      52,841      377,435
    Savings accounts...........................      113,649      93,594      80,223      113,649     267,410      668,525
    Money market demand accounts...............      530,042          --          --           --          --      530,042
    Time deposits..............................      428,592     442,366     569,118      361,775         749    1,802,600
    Other borrowed funds.......................      170,835          --          --          544          --      171,379
                                                 -----------    --------   ---------     --------    --------   ----------
        Total interest-bearing liabilities.....  $ 1,382,769     622,770     705,956      517,486     321,000    3,549,981
                                                 ===========    ========   =========     ========    ========   ==========
Interest sensitivity gap:
    Periodic...................................  $   722,704    (239,336)   (150,165)     561,688    (289,538)     605,353
                                                                                                                ==========
    Cumulative.................................      722,704     483,368     333,203      894,891     605,353
                                                 ===========    ========   =========     ========    ========
Ratio of interest-sensitive assets to
  interest-sensitive liabilities:
      Periodic.................................         1.52        0.62        0.79         2.09        0.10         1.17
                                                                                                                     =====
      Cumulative...............................         1.52        1.24        1.12         1.28        1.17
                                                      ======       =====      ======         ====        ====

------------------
(1)  Loans are presented net of unearned discount.

         Management makes certain assumptions in preparing the table above. These include the assumptions that: (1) loans will repay at historic repayment speeds; (2) interest-bearing demand and savings accounts are interest sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and (3) fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

     At December 31, 1998 and 1997, First Banks was asset sensitive on a cumulative basis through the twelve-month time horizon by $333 million, or 7.32% of total assets, and by $178 million, or 4.28% of total assets, respectively. The increase in the asset-sensitive position for 1998 primarily relates to the change in the composition of the loan portfolio and the issuance of the First Capital Preferred Securities and FACT Preferred Securities in 1997 and 1998, respectively, which provided a long-term source of fixed-rate funding.
     The interest sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of First Banks' assets and liabilities and changes in interest rates. For this reason, First Banks places greater emphasis on a simulation model for monitoring its interest rate exposure.

Mortgage Banking Activities

     The mortgage banking activities of First Banks consist of the origination, purchase and servicing of residential mortgage loans. Generally, First Banks sells its production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed-rate loans. Other loans are sold on a servicing released basis.
     For the three years ended December 31, 1998, 1997 and 1996, First Banks originated and purchased loans for resale totaling $629 million, $174 million and $136 million and sold loans totaling $521 million, $148 million and $113 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides First Banks with additional sources of income including the gain realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $923 million, $784 million and $847 million at December 31, 1998, 1997 and 1996, respectively.
     The gain on mortgage loans originated for resale, including loans sold and held for sale, was $5.6 million, $716,000 and $40,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These gains, net of losses, are realized at the time of sale determined on a lower of cost or market basis. The cost basis reflects: (1) adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values; and (2) adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. The increases for 1998 and 1997 are attributable to First Banks' expansion of its mortgage banking activities into the California market and the related additional volume of nonconforming loans prominent in that market.
     The interest income on loans held for sale was $6.8 million for the year ended December 31, 1998 and $3.2 million for the years ended December 31, 1997 and 1996. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $102.7 million, $35.4 million and $36.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. On an annualized basis, the yield on the portfolio of loans held for sale was 6.62%, 7.07% and 6.99% for the years ended December 31, 1998, 1997 and 1996, respectively. This compares with First Banks' cost of funds as a percentage of average interest-bearing liabilities, of 4.74%, 4.88% and 4.91% for the years ended December 31, 1998, 1997 and 1996, respectively.

     Mortgage loan servicing fees are reported net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Loan servicing fees, net, were $1.0 million, $1.6 million and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in loan servicing fees is primarily attributable to increased prepayments resulting in the increase in amortization of mortgage servicing rights and interest shortfall of $402,000 and $250,000, respectively. In addition, the mortgage backed security expense increased by $175,000 to $867,000 from $692,000 for the years ended December 31, 1998 and 1997, respectively, reflecting the increased level of serviced loans sold into the secondary market in the form of securities. Interest shortfall is the difference between the interest collected from a loan servicing customer upon prepayment of the loan and full month's interest which is required to be remitted to the security owner. Offsetting the decrease was the increase in loan servicing fees resulting from the increase in the portfolio of loans serviced for others.
     As described under "--Interest Rate Risk Management," First Banks' interest rate risk management policy provides certain hedging parameters to reduce the interest rate exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, First Banks uses forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 1998, 1997 and 1996, First Banks had $103.1 million, $67.4 million and $36.7 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $95.0 million, $60.0 million and $35.0 million, respectively, were hedged through the use of such forward commitments.

Comparison of Results of Operations for 1998 and 1997

    Net Income. Net income for the year ended December 31, 1998 was $33.5 million, compared to $33.0 million for 1997. Earnings per common share were $1,337.09 per share and $1,134.28 per share, on a diluted basis, for the years ended December 31, 1998 and 1997, respectively. The increase in diluted earnings per share primarily reflects the effect of the redemption of the First Banks' Class C Preferred Stock in 1997, and the resulting reduction of First Banks' dividend requirement for the year ended December 31, 1998. Dividends paid on the Class C Preferred Stock totaled $4.3 million for 1997. The funds required for the redemption were borrowed, resulting in an increase in interest expense of $3.4 million for 1998. Since the Class C Preferred Stock dividend requirement is not deducted in the determination of net income, whereas interest expense is, the effect of this was to reduce 1998 net income by $2.2 million, compared to 1997. The overall improvement in operating results for 1998, as compared to 1997, is attributable to the improvement in the composition of interest earning assets and liabilities and noninterest income. As previously discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income improved to $166.5 million, or 4.19% of interest earning assets, from $147.2 million, or 4.09% of interest earning assets, for 1998 and 1997, respectively. This improvement, coupled with improved noninterest income was substantially offset by increased noninterest expense. During 1998, noninterest expense increased to $138.7 million, or 3.24% of average total assets, from $110.3 million, or 2.89% of average total assets, for 1997. As previously discussed under "--General" and as more fully described below, the increase in noninterest expense of $28.4 million, or 0.66% of total average assets, reflects the additional costs of acquired entities and the continued investment in improving First Banks' technology and franchise to achieve planned growth.

    Provision for Possible Loan Losses. The provision for possible loan losses was $9.0 million for the year ended December 31, 1998, compared to $11.3 million for 1997. Net loan charge-offs were $1.7 million for the year ended December 31, 1998, compared to $7.6 million for 1997. The provision for possible loan losses for 1998 is primarily attributable to the continued growth and changing composition of the portfolio. As the portfolio has changed from one with a significant preponderance in residential real estate loans, to one having substantial portions of commercial, financial and agricultural loans, real estate construction and development loans and commercial real estate loans, the credit risk profile of the portfolio increases. Typically, residential real estate lending has resulted in relatively minor credit losses. However, commercial lending carries with it greater credit risk which, although managed through appropriate loan policies and procedures, underwriting and credit administration, must be recognized through adequate allowances for possible loan losses. Associated with the increased level of commercial lending activities is the increase in nonperforming and other problem loans of $12.8 million as of December 31, 1998, compared to December 31, 1997. The increase is primarily attributable to two loans totaling $6.0 million and the acquisitions of Republic Bank and Pacific Bay Bank. The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1998 and 1997:

                                                                                   Missouri and
                                             California           Texas              Illinois                 Total
                                           -------------      --------------      ----------------       ---------------
                                           1998     1997      1998     1997       1998       1997        1998       1997
                                           ----     ----      ----     ----       ----       ----        ----       ----
                                                                     (dollars expressed in thousands)

    Total loans...................... $  888,540   640,366  201,426  176,341  2,490,139  2,185,493   3,580,105  3,002,200
    Total assets.....................  1,203,319 1,042,979  311,732  271,686  3,039,759  2,850,349   4,554,810  4,165,014
    Provision for possible loan
      losses.........................      1,415     2,500      335    1,500      7,250      7,300       9,000     11,300
    Net loan charge-offs.............        344     1,510      245    1,091      1,150      5,001       1,739      7,602
    Net loan charge-offs as a
      percentage of average loans....       0.05%     0.30%    0.13%    0.63%      0.05%      0.23%       0.05%      0.27%
    Nonperforming loans.............. $   24,954     5,548       90      211     18,494     18,307      43,538     24,066
    Nonperforming assets.............     25,889     7,717       90      296     21,268     23,377      47,247     31,390

    Noninterest Income and Expense. A summary of noninterest income and noninterest expense for the years ended December 31, 1998 and 1997 appears below:

                                                                              December 31,      Increase (decrease)
                                                                              ------------      -------------------
                                                                            1998       1997     Amount        %
                                                                            ----       ----     ------        -
                                                                               (dollars expressed in thousands)

Noninterest income:
    Service charges on deposit accounts and customer service fees....   $ 14,876      12,491      2,385     19.09%
    Credit card fees.................................................      2,999       2,914         85      2.92
    Loan servicing fees, net.........................................      1,017       1,628       (611)   (37.53)
    Gain on mortgage loans sold and held for sale....................      5,563         716      4,847    676.96
    Trust and brokerage fees.........................................      1,506         893        613     68.65
    Net gain on sales of securities..................................      2,073       2,456       (383)   (15.59)
    Other............................................................      8,463       4,599      3,864     84.02
                                                                        --------    --------    -------
            Total noninterest income.................................   $ 36,497      25,697     10,800     42.03
                                                                        ========    ========    =======    ======
Noninterest expense:
    Salaries and employee benefits...................................   $ 55,907      43,011     12,896     29.98%
    Occupancy, net of rental income..................................     11,037      10,617        420      3.96
    Furniture and equipment..........................................      8,122       7,618        504      6.62
    Federal Deposit Insurance Corporation premiums...................      1,370         804        566     70.40
    Postage, printing and supplies...................................      5,230       4,187      1,043     24.91
    Data processing fees.............................................     13,917       8,450      5,467     64.70
    Legal, examination and professional fees.........................      5,326       4,587        739     16.11
    Credit card......................................................      3,396       3,343         53      1.59
    Communications...................................................      2,874       2,611        263     10.07
    Advertising and business development.............................      4,668       4,054        614     15.15
    Losses and expenses on other real estate, net of gains...........         81        (331)       412   (124.47)
    Guaranteed preferred debentures expense..........................      9,842       7,322      2,520     34.42
    Other............................................................     16,934      14,014      2,920     20.84
                                                                        --------    --------    -------
             Total noninterest expense...............................   $138,704     110,287     28,417     25.77
                                                                        ========    ========    =======    ======

     Noninterest Income. Noninterest income was $36.5 million for the year ended December 31, 1998, compared to $25.7 million for 1997. The increase is primarily attributable to core operating units of First Banks which realized improved service charges on deposit accounts and customer service fees, gains on mortgage loans sold and held for sale and trust and brokerage fees.
     Service charges on deposit accounts and customer service fees increased to $14.9 million from $12.5 million for the year ended December 31, 1998 and 1997, respectively. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Surety Bank, Pacific Bay Bank and Republic Bank and the additional services available and utilized by First Banks' commercial customers.
     As more fully described under "--Mortgage Banking Activities," First Banks' mortgage banking revenues consist primarily of loan servicing fees, net, and gain on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $1.0 from $1.6 for the years ended December 31, 1998 and 1997, respectively. The decrease in loan servicing fees is primarily attributable to aggregate increases of $827,000 consisting of additional amortization of mortgage servicing rights and increased interest shortfall and mortgage-backed security expense. Offsetting the decrease was the increase in loan servicing fees resulting from the increase in the portfolio of loans serviced for others.
     The gain on mortgage loans sold and held for sale increased to $5.6 million from $716,000 for 1998 and 1997, respectively. This increase is attributable to an increased volume of loans sold and held for sale including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.
     The gain on sales of securities was $2.1 and $2.5 million for the years ended December 31, 1998 and 1997, respectively. For 1998, the gains resulted from sales of available-for-sale securities to facilitate the funding of loan growth. As more fully described under "--Comparison of Results of Operations for 1997 and 1996," the gain on sale of securities for 1997 is primarily attributable to the sales of certain residual securities which had been acquired by First Banks through an acquisition completed in 1995.

     Other income was $8.5 million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. The primary component of the increase consists of $3.1 million income on a bank-owned life insurance (BOLI) policy for 1998. The BOLI balance was $75.7 million and is included in other assets. Other noninterest income also includes rental fees paid by First Services, L.P. for the use of data processing and other equipment owned by First Banks of $799,000 and $1.1 million for 1998 and 1997, respectively. See Note 16 to the consolidated financial statements.. In addition, noninterest income includes $1.6 million from the repayment of an acquired loan in excess of First Banks' historical cost basis.

     Noninterest Expense. Noninterest expense increased to $138.7 million for the year ended December 31, 1998 from $110.3 million for 1997. The most significant changes in noninterest expense were increases in salaries and employee benefits, data processing fees and guaranteed preferred debentures expense.
     Salaries and employee benefits have increased to $55.9 million from $43.0 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial, mortgage banking and retail business development capabilities.
     Data  processing  fees for the year  ended  December  31,  1998 were  $13.9 million, compared to $8.5 million for 1997. Effective April 1, 1997, First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his immediate family, began providing data processing and related services for First Banks. FirstServ, Inc. (First Serv), a wholly owned subsidiary of First Banks, previously provided these services. As a result, expenses related to data processing and related services were recorded in various noninterest expense categories for the periods prior to April 1, 1997. Subsequent to that date, these expenses are reflected as data processing expenses. The increase for 1998 is primarily attributable to the additional services provided by First Services, L.P. to meet the increasing technology requirements of the banking industry and the additional costs associated with the data processing conversions of newly acquired entities and system upgrades. The Year 2000 costs billed from First Services, L.P. were $600,000 for 1998.
     Contributing further to the increase in noninterest expense is the guaranteed preferred debenture expense. For the years ended December 31, 1998 and 1997, the cost was $9.8 million and $7.3 million, respectively. The increase for 1998 is attributable to FBA's issuance of FACT Preferred Securities in July 1998 (as described in Note 8 to the consolidated financial statements) and First Banks' issuance of similar securities in February 1997.
     Advertising and business development also increased to $4.7 million from $4.1 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to programs instituted in prior years and First Banks' continued commitment to expand its presence in each of its marketplaces. In addition, other noninterest expense for 1998 includes a $1.1 million charitable contribution to the Affordable Housing Assistance Program and a $500,000 charge in settlement of two lawsuits.

Comparison of Results of Operations for 1997 and 1996

     Net  Income.  Net  income for the year ended  December  31,  1997 was $33.0 million, compared to $20.2 million for 1996. Excluding the effect of the one-time Savings Association Insurance Fund (SAIF) assessment of $8.2 million ($5.3 million after the related income tax effect), net income for the year ended December 31, 1996 would have been $25.5 million. The return on average assets for 1997 was 0.87%, compared with 0.57% for 1996 (0.72% excluding the effect of the SAIF assessment). The improvement in operating results for 1997 reflects several influences which had various effects on income for the year, including: (1) the continuation of the amalgamation of the entities acquired in recent years into First Banks' systems; (2) the overall improvement in asset quality, particularly within the acquired entities in Texas and California; and
(3) the expansion of First Banks' internal business development capacity. See "--General," Acquisitions" and "Financial Condition and Average Balances."
     In February 1997, First Banks, through First Capital, sold $86.25 million of First Capital Preferred Securities, as described under "--Financial Condition and Average Balances." Initially, the proceeds of this offering were applied to the reduction of First Banks' borrowings under its Credit Agreement and to open market purchases and retirements of its Class C Preferred Stock. On December 1, 1997, First Banks redeemed all of the remaining Class C Preferred Stock. Because the Preferred Securities represent debt under Internal Revenue Regulations, but are considered capital for purposes of bank regulatory requirements, payments to security holders are reflected in the accompanying consolidated financial statements as a component of noninterest expense. Consequently, for the year ended December 31, 1997, the expense associated with the First Capital Preferred Securities contributed to a reduction in interest expense, due to the repayment of borrowed funds, and to an increase in noninterest expense. Furthermore, to the extent the Class C Preferred Stock was redeemed prior to the payment of dividends, it reduced the aggregate dividends for the year, which are reflected in the consolidated statements of income as a reduction from net income in arriving at net income available to common stockholders.
     Provision for Possible Loan Losses. The provision for possible loan losses was $11.3 million for the year ended December 31, 1997, compared to $11.5 million for 1996. Net loan charge-offs were $7.6 million for the year ended December 31, 1997, compared to $19.7 million for 1996. Although asset quality improved during 1997, particularly with respect to its Texas and California banks, First Banks has continued to provide for possible loan losses in recognition of the overall growth in the loan portfolio as well as its changing composition. The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1997 and 1996:

                                             California           Texas                Other                  Total
                                          ---------------     --------------      ---------------       ----------------
                                           1997    1996       1997     1996       1997       1996       1997        1996
                                           ----    ----       ----     ----       ----       ----       ----        ----

                                                                     (dollars expressed in thousands)

    Total loans...................... $  640,366 467,233    176,341  180,068  2,185,493  2,120,668   3,002,200  2,767,969
    Total assets.....................  1,042,979 732,532    271,686  270,309  2,850,349  2,686,313   4,165,014  3,689,154
    Provision for possible
       loan losses...................      2,500   5,879      1,500    1,000      7,300      4,615      11,300     11,494
    Net loan charge-offs.............      1,510  11,765      1,091    2,677      5,001      5,274       7,602     19,716
    Net loan charge-offs as a
       percentage of average loans...       0.30%   2.42%      0.63%    1.53%      0.23%      0.25%       0.27%      0.72%
    Nonperforming loans.............. $    5,548  14,726        211      164     18,307     15,379      24,066     30,269
    Nonperforming assets.............      7,717  18,402        296      835     23,377     21,639      31,390     40,876

    Noninterest Income and Expense. A summary of noninterest income and noninterest expense for the years ended December 31, 1997 and 1996 appears below:

                                                                              December 31,       Increase (decrease)
                                                                              ------------       -------------------
                                                                            1997       1996      Amount        %
                                                                            ----       ----      ------        -
                                                                               (dollars expressed in thousands)

Noninterest income:
    Service charges on deposit accounts and customer service fees....   $ 12,491      12,521        (30)     (.24)%
    Credit card fees.................................................      2,914       2,475        439     17.74
    Loan servicing fees, net.........................................      1,628       1,837       (209)   (11.38)
    Gain on mortgage loans sold and held for sale....................        716          40        676  1,690.00
    Trust and brokerage fees.........................................        893         782        111     14.19
    Net gain (loss) on sales of securities...........................      2,456        (311)     2,767    889.71
    Other............................................................      4,599       3,377      1,222     36.19
                                                                        --------    --------     ------
           Total noninterest income..................................   $ 25,697      20,721      4,976     24.01
                                                                        ========    ========     ======    ======
Noninterest expense:
    Salaries and employee benefits...................................   $ 43,011      39,995      3,016      7.54%
    Occupancy, net of rental income..................................     10,617       9,758        859      8.80
    Furniture and equipment..........................................      7,618       7,218        400      5.54
    Federal Deposit Insurance Corporation premiums...................        804      11,715    (10,911)   (93.14)
    Postage, printing and supplies...................................      4,187       4,687       (500)   (10.67)
    Data processing fees.............................................      8,450       4,477      3,973     88.74
    Legal, examination and professional fees.........................      4,587       4,901       (314)    (6.41)
    Credit card......................................................      3,343       2,913        430     14.76
    Communications...................................................      2,611       2,635        (24)     (.91)
    Advertising and business development.............................      4,054       2,224      1,830     82.28
    (Gain) loss on other real estate, net of expenses................       (331)      1,927     (2,258)  (117.18)
    Guaranteed preferred debenture expense...........................      7,322          --      7,322       --
    Other............................................................     14,014      13,291        723      5.44
                                                                        --------    --------     ------
           Total noninterest expense.................................   $110,287     105,741      4,546      4.30
                                                                        ========    ========     ======    ======

     Noninterest Income. Noninterest income was $25.7 million for the year ended December 31, 1997, compared to $20.7 million for 1996. The increase is primarily attributable to net gains on sales of securities, an increase in the net gain on mortgage loans sold and held for sale, and various increases in other income. Overall, there were no significant changes in other components of noninterest income for the year.
     Although the acquisitions of Sunrise Bank in November 1996, three branches of Highland Federal Savings Bank, F.S.B. in March and September 1997 and Surety Bank in December 1997 added new customer accounts on which service charges could be assessed, overall customer service charges declined from $12.52 million for the year ended December 31, 1996 to $12.49 million in 1997. This reflects three factors. First, following an acquisition and subsequent conversion to First Banks' account structure and data processing system, a period of moratorium on assessing of service charges is provided to allow customers to become acclimated to the changes which have occurred and become familiar with First Banks. During this period, which may be as long as six months from the date of acquisition, service charges do not increase, and may actually decrease. Secondly, part of the retail business development efforts during 1997 involved the marketing of "packaged accounts." These accounts offer the customer several different banking services in an effort to achieve a stronger relationship with that customer, attract the customer to noninterest bearing and lower cost account relationships, and promote higher balance accounts. However, these accounts also provide the banking services for a fixed fee, which reduces as the aggregate customer balances increase, in lieu of various other charges for specific services. In general, these relationships result in a net reduction of service charge income but an increase in deposit balances. The extent to which this occurs is dependent upon the amount of migration of existing customer relationships relative to the new customer relationships which are established.

Finally, commercial accounts are frequently assessed service charges on demand accounts based on an analysis which takes into account an earnings credit for the balances which the customers maintain in their accounts relative to the service charges which would otherwise be assessed for the services provided. As interest rates have generally declined during 1997, the alternative opportunities for customers to invest their funds at yields in excess of the earnings credits have also declined. Consequently, these commercial customers have tended to maintain higher average balances in their accounts during 1997, offsetting a larger amount of service charges which would otherwise have been assessed.
     In 1997, First Banks realized a gain on the sale of three mortgage-backed residual securities which it had acquired, through the acquisition of a thrift in 1995. Because of the unique structure of these residuals, at the date of acquisition, it appeared unlikely that First Banks would receive payment of all of the remaining principal and interest. Consequently, the aggregate principal of these securities had been written down to $250,000, which was the approximate market value at that time, and recorded as securities available-for-sale. However, as residential mortgage rates declined in 1997, the value of the underlying pool of mortgages increased, increasing the value of these securities significantly. Recognizing this, First Banks sold these securities, realizing a gain of $2.24 million.
     Net gains on mortgage loans sold and held for sale increased to $716,000 for the year ended December 31, 1997 from $40,000 for 1996. As discussed under "--Mortgage Banking Activities," the increase is attributable to an increase in the sales of adjustable-rate residential loan production, which are sold on a servicing released basis, and First Banks' overall pricing practices.
     Other noninterest income increased to $4.6 million for the year ended December 31, 1997 from $3.4 million for 1996. The increase is primarily attributable to rental fees paid by First Services, L.P. for the use of data processing and other equipment owned by First Banks. See Note 16 to the consolidated financial statements.
     Noninterest Expense. Noninterest expense increased to $110.3 million for the year ended December 31, 1997 from $105.7 million for 1996. The most significant changes in noninterest expense were the reduction of Federal Deposit Insurance Corporation (FDIC) premiums from $11.7 million for the year ended December 31, 1996 to $804,000 for 1997, and the expense associated with the First Capital Preferred Securities. In 1996, the FDIC levied a special deposit insurance assessment to be used to recapitalize the SAIF of the FDIC and to bring it into parity with the Bank Insurance Fund (BIF). As a result, First Banks paid a one-time charge to the FDIC of $8.2 million. However, in recognition of this recapitalization, SAIF premium rates were lower in 1997, resulting in a further reduction of the 1997 expense. Furthermore, the improving condition of the acquired banks allowed them to benefit from better rate classifications and consequently lower FDIC premiums.
     In connection with the issuance of the First Capital Preferred Securities in February 1997, First Banks incurred $7.32 million of expense for the year ended December 31, 1997. As discussed above, the proceeds from this issue were applied to the repayment of borrowed funds and the purchase and redemption of Class C Preferred Stock, resulting in a reduction of both interest expense and dividends during the year.
     Data processing expenses for the year ended December 31, 1997 increased to $8.45 million from $4.48 million for 1996. Prior to April 1, 1997, data processing, item processing and operational support services were provided to all of the Subsidiary Banks through First Serv, a wholly owned subsidiary of First Banks. FirstServ in turn contracted with First Services, L.P. under a facilities management agreement for these services. However, FirstServ provided the equipment, premises, supplies, postage, telephone lines and other non-personnel expenses associated with these services. First Services, L.P. is owned indirectly by First Banks' voting shareholders. Effective April 1, 1997, FirstServ discontinued operations, transferring all of the functions and expenses which it had previously provided to the Subsidiary Banks to First Services, L.P. As a result, items which had previously been reflected in the consolidated financial statements in various expense categories were paid directly by First Services, L.P., and then charged to the Subsidiary Banks as data processing expenses. This change in organizational structure had the effect of reducing various expenses for 1997 by the amounts assumed by First Services, L.P., and increasing data processing expenses, when compared with like expenses in 1996. The noninterest expenses of FirstServ for the year ended December 31, 1996 and the three months ended March 31, 1997 which were then assumed by First Services, L.P. were as follows:

                                           Three months ended     Year ended
                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
                                              (dollars expressed in thousands)

    Occupancy, net of rental income...........    $    41                162
    Furniture and equipment...................        375                889
    Postage, printing and supplies............        169                459
    Communications............................        147                569
    Other expenses............................        151                593
                                                  -------             ------
        Total                                     $   883              2,672

     In connection with its increasing emphasis on internal growth as an alternative to acquisitions, First Banks' advertising and business development expense increased to $4.05 million for the year ended December 31, 1997 from $2.22 million for 1996. This reflected both advertising for specific promotions intended to increase deposits, and general image advertising intended to convey First Banks' stability of ownership to its midwest markets where bank consolidations have caused significant customer confusion and displacement.
     The sale of other real estate for the year ended December 31, 1997 resulted in a gain, net of expenses of $331,000, compared to a loss of $1.93 million for 1996. The loss for 1996 includes a provision for loss of $747,000 due to a contingent liability with respect to a parcel of other real estate in an acquired bank. The contingent liability became more probable due to the default on an agreement by a developer through whom the Company was attempting to dispose of the property. The gain for 1997 results partially from the reduction in the amount of other real estate from $10.6 million at December 31, 1996 to $7.3 million at December 31, 1997. In addition, it is indicative of the effort of First Banks to realistically value its other real estate at the time of foreclosure or at the time banks are acquired.
     In addition, noninterest expense for 1997 reflects the expenses associated with Sunrise Bank, which was acquired in November 1996, three branch offices of Highland Federal Savings Bank, F.S.B. which were acquired in March and September 1997, and Surety Bank, which was acquired in December 1997.

Loans and Allowance for Possible Loan Losses

     Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 86.7%, 85.7% and 89.2% of total interest income for the years ended December 31, 1998, 1997 and 1996, respectively. Loans, net of unearned discount, were 78.6%, 72.1% and 75.0% of total assets at December 31, 1998, 1997 and 1996, respectively. Consequently, First Banks views the quality, yield and growth of the loan portfolio to be primary objectives in its growth and profitability.
     As summarized in the composition of the loan portfolio table, during the five years ended December 31, 1998, total loans, net of unearned discount, increased 163.2% from $1.36 billion at December 31, 1993 to $3.58 billion at December 31, 1998. As discussed under "--General," in 1993 First Banks began a process of substantially enhancing its capabilities to achieve and manage internal growth. A key element of this process was the expansion of the corporate business development staff which is responsible for the internal development of both loan and deposit relationships with commercial customers. These customers require loans categorized by type of collateral as commercial, financial and agricultural loans, real estate construction and land development loans and commercial real estate loans.
     While this process was occurring, in order to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within its loan portfolio, First Banks has been repositioning its portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of the conforming residential mortgage loan production of First Banks has been sold in the secondary mortgage market, and the origination of indirect automobile loans has been substantially reduced. Consequently, these sectors of the portfolio declined substantially. As a result, part of the growth in corporate lending has been offset by reductions in residential real estate and indirect automobile lending.

    In addition, First Banks' acquisitions added substantial portfolios of new loans. However, many of these portfolios, particularly the acquisitions completed in 1995, contained significant loan problems. As these banks resolved their asset quality issues, those portfolios tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.
     A summary of the effects of these factors on the loan portfolio for the four years ended December 31, 1998 follows:

                                                          Increase (decrease) in loans for the year ended December 31,
                                                          ------------------------------------------------------------
                                                                   1998        1997         1996        1995
                                                                   ----        ----         ----        ----
                                                                              (dollars expressed in thousands)

        Internal loan volumes:
             Commercial lending.............................   $ 633,660      378,882     209,251     119,017
             Residential real estate lending................    (152,849)    (144,707)   (164,400)   (127,648)
             Consumer lending, net of unearned discount.....     (30,506)     (54,305)    (82,231)    (42,453)

        Loans provided by acquisitions......................     127,600       54,361      61,130     721,733
                                                               ---------   ----------   ---------   ---------
             Total increase in loans........................   $ 577,905      234,231      23,750     670,649
                                                               =========   ==========   =========   =========

        Increase (decrease) in potential problem loans (1)..   $  12,800       (9,800)    (25,500)     52,700
                                                               =========   ==========   =========   =========

---------------------
(1) Potential problem loans include nonperforming loans and other loans identified by management as having potential credit problems.

     First Banks' lending strategy stresses quality, growth and diversification by geography and industry. A common credit underwriting structure is in place throughout First Banks. The commercial lenders focus principally on small to middle-market companies. Retail lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing needs arising out of First Banks' branch banking network.
     Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate repayment cash flows from income sources even though such loans and bonds may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties, represent interim financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

     The following table shows the composition of the loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                                December 31,
                                                   1998              1997             1996            1995             1994
                                             --------------    -------------     -------------    ------------     ------------
                                               Amount   %       Amount    %      Amount     %     Amount    %      Amount     %
                                               ------   -       ------    -      ------     -     ------    -      ------     -
                                                                         (dollars expressed in thousands)

Commercial, financial and agricultural..  $  920,007  26.7%   $621,618  21.1% $ 457,186   16.7% $ 364,018  13.5%   $208,649   10.2%
Real estate construction and
    development.........................     720,910  20.9     413,107  14.02    89,378   10.5    209,802   7.8     122,912    6.0
Real estate mortgage:
   One-to-four-family residential loans.     739,442  21.5     915,205  31.1  1,059,770   38.7  1,199,491  44.4     967,129   47.1
   Other real estate loans..............     789,735  22.9     713,910  24.3    600,810   21.9    512,264  19.0     332,075   16.1
Consumer and installment, net of
    unearned discount...................     274,392   8.0     279,279   9.5    333,340   12.2    413,609  15.3     422,461   20.6
                                          ---------- -----   --------- -----    -------   ----  ---------  ----   ---------   ----
         Total loans, excluding
            loans held for sale.........   3,444,486 100.0%  2,943,119 100.0%  2,740,484 100.0% 2,699,184 100.0%  2,053,226  100.0%
                                                     =====             =====             =====            =====              =====
Loans held for sale.....................     135,619            59,081            27,485           45,035            20,344
                                          ----------         ---------          --------        ---------         ---------
         Total loans....................  $3,580,105        $3,002,200        $2,767,969       $2,744,219        $2,073,570
                                          ==========        ==========        ==========       ==========        ==========



     Loans at December 31, 1998 mature as follows:

                                                                         Over one year
                                                                         through five
                                                                             years          Over five years
                                                                       -----------------    ---------------
                                                          One year     Fixed    Floating    Fixed  Floating
                                                          or less      rate       rate      rate     rate      Total
                                                          -------      ----       ----      ----     ----      -----
                                                                  (dollars expressed in thousands)

Commercial, financial and agricultural................  $  755,580   133,905     23,568     6,954      --     920,007
Real estate construction and development..............     685,158    17,801     15,979     1,972      --     720,910
Real estate mortgage..................................     616,204   612,223    145,003   155,213     534   1,529,177
Consumer and installment, net of unearned discount....      56,788   205,581        209    11,814      --     274,392
Loans held for sale...................................     135,619        --         --        --      --     135,619
                                                        ----------   -------    -------  --------  ------  ----------
         Total loans..................................  $2,249,349   969,510    184,759   175,953     534   3,580,105
                                                        ==========   =======  =========  ========  ======  ==========

       Following is a summary of loan loss experience for the five years ended December 31, 1998:

                                                                               December 31,
                                                           -------------------------------------------------------
                                                           1998        1997        1996         1995         1994
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for possible loan losses, beginning
   of period......................................... $   50,509      46,781      52,665       28,410        23,053
Acquired allowances for possible loan losses.........      3,200          30       2,338       24,655         5,026
                                                      ----------  ----------    --------    ---------     ---------
                                                          53,709      46,811      55,003       53,065        28,079
                                                      ----------  ----------    --------    ---------     ---------
Loans charged-off:
    Commercial, financial and agricultural...........     (3,908)     (2,308)     (8,918)      (2,337)         (813)
    Real estate construction and development.........       (185)     (2,242)     (1,241)        (275)         (119)
    Real estate mortgage.............................     (2,389)     (6,250)    (10,308)      (5,948)       (1,282)
    Consumer and installment.........................     (3,701)     (6,032)     (8,549)      (7,060)       (4,482)
                                                      ----------  ----------    ---------   ---------     ---------
            Total....................................    (10,183)    (16,832)    (29,016)     (15,620)       (6,696)
                                                      ----------  ----------    ---------   ---------     ---------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      3,417       2,146       2,642        1,714           831
    Real estate construction and development.........        342         269         495          666           401
    Real estate mortgage.............................      2,029       3,666       3,255          290           840
    Consumer and installment.........................      2,656       3,149       2,908        2,189         3,097
                                                      ----------  ----------    --------    ---------     ---------
            Total....................................      8,444       9,230       9,300        4,859         5,169
                                                      ----------  ----------    --------    ---------     ---------
            Net loans charged-off....................     (1,739)     (7,602)    (19,716)     (10,761)       (1,527)
                                                      ----------  ----------    --------    ---------     ---------
Provision for possible loan losses...................      9,000      11,300      11,494       10,361         1,858
                                                      ----------  ----------    --------    ---------     ---------
Allowance for possible loan losses, end of period.... $   60,970      50,509      46,781       52,665        28,410
                                                      ==========  ==========    ========    =========     =========

Loans outstanding:
    Average.......................................... $3,250,719   2,846,157   2,726,297    2,598,936     1,616,634
    End of period....................................  3,580,105   3,002,200   2,767,969    2,744,219     2,073,570
    End of period, excluding loans held for sale.....  3,444,486   2,943,119   2,740,484    2,699,184     2,053,226
                                                      ==========  ==========   =========    =========     =========

    Ratio of allowance for possible loan losses to
      loans outstanding:
         Average.....................................       1.88%       1.77%       1.72%        2.03%         1.76%
         End of period...............................       1.70        1.68        1.69         1.92          1.37
         End of period, excluding loans held
      for sale.......................................       1.77        1.72        1.71         1.95          1.38
    Ratio of net charge-offs to average loans
      outstanding....................................        .05        0.27        0.72         0.41          0.09
                                                       =========    ========    =========    =========    =========

Allocation of allowance for possible loan losses
   at end of period:
    Commercial, financial and agricultural........... $   19,239      14,879      13,579       12,501         4,160
    Real estate construction and development.........     15,073       7,148       4,584        4,665         2,440
    Real estate mortgage.............................     18,774      18,317      14,081       19,849         8,051
    Consumer and installment.........................      5,180       5,089      10,296       10,016         6,225
    Unallocated......................................      2,704       5,076       4,241        5,634         7,534
                                                      ----------   ---------    --------    ---------     ---------
            Total.................................... $   60,970      50,509      46,781       52,665        28,410
                                                      ==========   =========    ========    =========     =========

Percent of categories to loans, net of
   unearned discount:
    Commercial, financial and agricultural...........      25.70%      20.71%      16.52%       13.27%       10.06%
    Real estate construction and development.........      20.14       13.76       10.45         7.65         5.93
    Real estate mortgage.............................      42.71       54.26       60.00        62.49        62.66
    Consumer and installment.........................       7.66        9.30       12.04        14.95        20.37
    Loans held for sale..............................       3.79        1.97        0.99         1.64         0.98
                                                      ----------   ---------    --------    ---------     --------
            Total....................................     100.00%     100.00%     100.00%      100.00%      100.00%
                                                      ==========   =========    ========    =========     ========

       Following is a summary of nonperforming assets by category:

                                                                                  December 31,
                                                             -----------------------------------------------------
                                                             1998        1997         1996        1995        1994
                                                             ----        ----         ----        ----        ----
                                                                        (dollars expressed in thousands)

Commercial, financial and agricultural:
    Nonaccrual.......................................   $   15,385       4,017         4,113       9,930      2,540
    Restructured terms...............................           --          --           130          --         60
Real estate construction and development:
    Nonaccrual.......................................        3,858       4,097           817       2,002      1,448
Real estate mortgage:
    Nonaccrual.......................................       18,858      10,402        24,486      27,159     11,637
    Restructured terms...............................        5,221       5,456           278          --        222
Consumer and installment:
    Nonaccrual.......................................          216          94           440         300        293
    Restructured terms...............................           --          --             5          --         --
                                                        ----------    --------     ---------   ---------  ---------
          Total nonperforming loans..................       43,538      24,066        30,269      39,391     16,200
Other real estate....................................        3,709       7,324        10,607       7,753      6,740
                                                        ----------    --------     ---------   ---------  ---------
          Total nonperforming  assets................   $   47,247      31,390        40,876      47,144     22,940
                                                        ==========    ========     =========   =========  =========

Loans, net of unearned discount......................   $3,580,105    3,002,200    2,767,969   2,744,219  2,073,570
                                                        ==========    =========    =========   =========  =========
Loans past due 90 days or more and still accruing....   $    4,674       2,725         3,779       8,474      1,885
                                                        ==========    ========     =========   =========  =========

Allowance for possible loan losses to loans..........         1.70%       1.68%        1.69%        1.92%      1.37%
Nonperforming loans to loans.........................         1.22        0.80         1.09         1.44       0.78
Allowance for possible loan losses to
    nonperforming loans..............................       140.04      209.88       154.55       133.70     175.37
Nonperforming assets to loans and
    other real estate................................         1.32        1.04         1.47         1.71       1.10
                                                       ===========   =========    =========    =========   ========

     As of December 31, 1998 and 1997, $21.3 million and $27.9 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (Problem Loans) which raised doubt as to the ability of the borrowers to comply with the present loan repayment terms. These loans totaled $31.5 million and $47.9 million as of December 31, 1996 and 1995, respectively.
     As previously discussed, certain acquired loan portfolios, particularly those acquired during 1994 and 1995, exhibited varying degrees of distress prior to their purchase by First Banks. While these problems had been identified and considered in the acquisition pricing, the acquisition led to an increase in nonperforming assets and Problem Loans to $95.0 million at December 31, 1995 from $41.3 million at December 31, 1994. As First Banks worked to correct these asset quality problems, such assets were reduced to $59.3 million at December 31, 1997. At December 31, 1998, nonperforming assets and Problem Loans increased to $68.5 million from $59.3 million at December 31, 1997. The increase for 1998 is primarily attributable to two commercial loans totaling $6.0 million, net of charge-off, the acquisitions of Republic Bank and Pacific Bay Bank and the overall growth of the loan portfolio, principally within commercial, financial and agricultural, real estate construction and development, and commercial real estate loans. While nonperforming assets and Problem Loans have increased during 1998, First Banks does not believe it to be indicative of distress or negative trends within any of the major loan concentration areas.
     First Banks' credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. Basically, the system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans, indirect automobile loans and credit card loans. These homogeneous loans are assigned an initial rating based on First Banks' experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.
     Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of loan review and credit administration staff members generally at the time of the formal watch list review meetings.
     Each month, credit administration provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.
     First Banks does not engage in foreign lending. Additionally, First Banks does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. First Banks does not have a material amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

     Deposits are the primary source of funds for the Subsidiary Banks. First Banks' deposits consist principally of core deposits from its Subsidiary Banks' local market areas. The following table sets forth the distribution of First Banks' average deposit accounts at the dates indicated and the weighted average interest rates on each category of deposit:

                                                                     December 31,
                                     -------------------------------------------------------------------------------
                                               1998                      1997                          1996
                                     ----------------------   -------------------------     ------------------------
                                              Percent                   Percent                       Percent
                                                of                        of                            of
                                    Amount   deposits Rate     Amount   deposits   Rate      Amount   deposits   Rate
                                    ------   -------- ----     ------   --------   ----      ------   --------   ----
                                                                (dollars expressed in thousands)

Demand deposits.................   $  463,939    12.27%  --  $  394,580    11.77%    --   $  368,786     11.85%    --
Interest-bearing demand
   deposit......................      357,463     9.45  1.44    332,712     9.92   1.70      304,247      9.77   1.59
Savings deposits................    1,076,524    28.48  3.96    761,052    22.70   3.60      683,009     21.94   3.19
Time deposits of $100 or more...      212,691     5.63  5.86    183,223     5.47   6.01      164,453      5.28   5.88
Other time deposits.............    1,669,638    44.17  5.73  1,681,014    50.14   6.01    1,592,657     51.16   6.02
                                   ---------    ------  ==== ----------   ------   ====   ----------     ------  ====
         Total deposits.........   $3,780,255   100.00%      $3,352,581   100.00%         $3,113,152     100.00%
                                   ==========   ======       ==========  =======          ==========     ======

Capital and Dividends

     Historically, First Banks has accumulated capital to support its acquisitions by retaining most of its earnings. Relatively small dividends are paid on the Class A convertible, adjustable rate preferred stock and the Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 1998, 1997 and 1996. The dividends paid on the Class C Preferred Stock, which was redeemed on December 1, 1997, were $4.28 million and $4.94 million for the years ended December 31, 1997 and 1996, respectively. First Banks has never paid, and has no present intention to pay, dividends on its common stock.
     As discussed under "--Company Profile" and "--Financial Condition and Average Balances," in 1997 and 1998, First Banks and FBA formed First Capital and FACT for the purpose of issuing $86.25 million of First Capital Preferred Securities and $46.0 of FACT Preferred Securities, respectively. Preferred securities of these type are considered Tier 1 capital for regulatory purposes. See Note 18 to the consolidated financial statements.

Liquidity

     The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The Subsidiary Banks' primary sources for liquidity are customer deposits, loan payments, maturities and sales of investment securities and earnings. In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks (FHLB) and other borrowings, including First Banks' $90 million Credit Agreement. The aggregate funds acquired from those sources were $391.4 million and $328.7 million at December 31, 1998 and 1997, respectively.
     At December 31, 1998, First Banks' more volatile sources of funds mature as follows:

                                                           (dollars expressed
                                                              in thousands)

      Three months or less...................................   $  186,526
      Over three months through six months...................       59,312
      Over six months through twelve months..................      117,332
      Over twelve months.....................................       28,205
                                                                ----------
               Total.........................................   $  391,375
                                                                ==========

     Management believes the earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the First Capital Preferred Securities and FACT Preferred Securities.

Year 2000 Compatibility

     First Banks and the Subsidiary Banks are subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.
     As described in Note 16 to the consolidated financial statements, data processing services are provided to First Banks by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 problem, First Banks, working jointly with First Services, L.P., has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addresses both Information Technology (IT) projects, such as data processing and data network applications, and non-IT projects, such as building facilities and security systems. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

 The awareness phase included a company-wide campaign to communicate the Year 2000 problem and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem. The business use of each inventoried item was analyzed and prioritized from critical to non-critical, based upon the perceived adverse effect on the financial condition of First Banks in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.
     First Banks' critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, with minor modification. Focusing on these critical systems, First Banks is closely reviewing and monitoring the Year 2000 progress as reported by each vendor and testing, in most cases, on a system separate from the on-line production system. The review and testing of critical data processing service providers has commenced and should be completed by March 31, 1999.
    For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000 ready." As the remediation phase was completed within the stated deadline, First Banks did not invoke any remediation contingency efforts.
    Concurrent with the completion of the remediation phase of the Program, First Banks commenced the final analysis of the validation phase for critical systems, including remediated systems provided by third party vendors. This portion of the Program was substantially complete as of December 31, 1998, with approximately 95% of critical systems tested.
    First Banks has  accelerated  the  replacement of its existing teller system
(ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of the ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying CFI within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI throughout 1999 and early 2000. The testing of the Year 2000 solution for ISC has been completed and is available to be implemented throughout First Banks' branch network by June 30, 1999.

   The testing of CFI was completed by December 31, 1998. The CFI was installed in selected First Banks test locations during the fourth quarter of 1998. The estimated cost of the teller replacement is $8.0 million and will be depreciated to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment is $3.9 million and $1.4 million, respectively, and is expected to be depreciated to expense over 60 months commencing in the first quarter of 1999.
    The final phase of the Program is the implementation of remediated and other systems into the operating environment of First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.
    First Banks has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to First Banks, it is not possible to quantify the overall potential adverse effects to First Banks resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. First Banks continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions.
    The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. While the results of this process have not revealed any quantifiable loss to First Banks, the absence of certain basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies would have a serious impact on the operations of First Banks. The review of significant non-data processing third party vendors regarding their preparedness for Year 2000 risks will continue in 1999.
    The total  cost of the  Program is  currently  estimated  at $16.2  million, comprised of capital improvements of $13.3 million and direct expenses reimbursable to First Services L.P. of $2.9 million. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $600,000 for 1998. In addition, First Banks is estimating direct expenses of $1.8 million for the duration of the Program. The total cost could vary significantly from that currently estimated for unforeseen circumstances which could develop in carrying out the Program.

    Concurrent with the development and execution of the Plan is the evolution of First Banks' Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be a living document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan includes the remediation and business resumption procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer hot-site location.
    While First Banks is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

Effects of New Accounting Standards

    First Banks adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 -- Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. SFAS 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on First Banks' consolidated financial statements.
    First Banks adopted the provisions of SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information (SFAS 131) on December 31, 1998. SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders beginning in 1999. Additionally, SFAS 131 established standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 -- Financial Reporting for Segments of a Business Enterprise. The implementation of SFAS 131 resulted in no effect on First Banks' consolidated financial statements other than additional disclosure requirements included in the notes to the consolidated financial statements.
     In June 1998, the FASB issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories described in the pronouncement. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating SFAS 133 to determine its potential impact on the consolidated financial statements.

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

                 Quarterly Condensed Financial Data (Unaudited)

                                                                                   1998 Quarter Ended
                                                                     -------------------------------------------
                                                                                              Septem-     Decem-
                                                                     March 31     June 30     ber 30      ber 31
                                                                     --------     -------     ------      ------
                                                                           (dollars expressed in thousands)

Interest income.................................................     $ 78,930      80,940     83,777      84,402
Interest expense................................................       40,601      41,121     40,323      40,323
                                                                     --------     -------    -------    --------
                Net interest income.............................       38,329      39,819     43,454      44,079
Provision for possible loan losses..............................        2,100       1,850      2,275       2,775
                                                                     --------     -------    -------    --------
                Net interest income after provision
                  for possible loan losses......................       36,229      37,969     41,179      41,304
Noninterest income..............................................        7,794       8,357      9,000      11,346
Noninterest expense.............................................       32,059      35,037     36,106      35,502
                                                                     --------     -------    -------    --------
                Income before provision for income taxes
                  and minority interest in income
                  of subsidiaries...............................       11,964      11,289     14,073      17,148
Provision for income taxes......................................        4,256       4,134      5,079       6,224
                                                                     --------     -------    -------    --------
                Income before minority interest in
                  income of subsidiaries........................        7,708       7,155      8,994      10,924
Minority interest in income of subsidiaries.....................          342         279        407         243
                                                                     --------     -------    -------    --------
                Net income......................................     $  7,366       6,876      8,587      10,681
                                                                     ========     =======    =======    ========
Earnings per share:
    Basic.......................................................     $ 302.99      285.02     354.65      440.38
    Diluted.....................................................       293.85      274.34     343.73      428.42
                                                                     ========     =======    =======    ========


                                                                                   1997 Quarter Ended
                                                                      ------------------------------------------
                                                                                              Septem-     Decem-
                                                                      March 31     June 30    ber 30      ber 31
                                                                      --------     -------    ------      ------
                                                                           (dollars expressed in thousands)

Interest income.................................................     $ 69,300      72,779     74,740      78,282
Interest expense................................................       34,756      35,338     39,071      39,666
                                                                     --------     -------    -------    --------
                Net interest income.............................       34,544      37,441     35,669      38,616
Provision for possible loan losses..............................        2,850       3,175      3,100       2,175
                                                                     --------     -------    -------    --------
                Net interest income after provision
                  for possible loan losses......................       31,694      34,266     32,569      36,441
Noninterest income..............................................        5,209       5,706      8,829       5,953
Noninterest expense.............................................       25,152      27,682     27,862      29,591
                                                                     --------     -------    -------    --------
                Income before provision for income taxes
                  and minority interest in income
                  of subsidiary.................................       11,751      12,290     13,536      12,803
Provision for income taxes......................................        3,714       4,051      4,632       3,686
                                                                     --------     -------    -------    --------
                Income before minority interest in
                  income of subsidiaries........................        8,037       8,239      8,904       9,117
Minority interest in income of subsidiary.......................          201         376        363         330
                                                                     --------     -------    -------    --------
                Net income......................................     $  7,836       7,863      8,541       8,787
                                                                     ========     =======    =======    ========
Earnings per share:
    Basic.......................................................     $ 277.11      281.23     307.87      315.49
    Diluted.....................................................       266.69      268.02     295.45      306.11
                                                                     ========     =======    =======    ========

KPMG LLP











The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                        /s/KPMG LLP
                                                        -----------


St. Louis, Missouri
March 17, 1999

                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)


                                                                                               December 31,
                                                                                            --------------------
                                                                                            1998            1997
                                                                                            ----            ----

                                             ASSETS
                                             ------

Cash and cash equivalents:
    Cash and due from banks........................................................   $    174,329         142,125
    Interest-bearing deposits with other financial institutions
      with maturities of three months or less......................................          3,733           2,840
    Federal funds sold.............................................................         36,700          23,515
                                                                                      ------------       ---------
               Total cash and cash equivalents.....................................        214,762         168,480
                                                                                      ------------       ---------

Investment securities:
    Trading, at fair value.........................................................          3,425           3,110
    Available for sale, at fair value..............................................        509,695         773,271
    Held to maturity, at amortized cost (fair value of $22,568 and
      $19,835 at December 31, 1998 and 1997, respectively).........................         21,676          19,149
                                                                                      ------------       ---------
               Total investment securities.........................................        534,796         795,530
                                                                                      ------------       ---------

Loans:
    Commercial, financial and agricultural.........................................        920,007         621,618
    Real estate construction and development.......................................        720,910         413,107
    Real estate mortgage...........................................................      1,529,177       1,629,115
    Consumer and installment.......................................................        282,549         287,752
    Loans held for sale............................................................        135,619          59,081
                                                                                      ------------       ---------
               Total loans.........................................................      3,588,262       3,010,673
    Unearned discount..............................................................         (8,157)         (8,473)
    Allowance for possible loan losses.............................................        (60,970)        (50,509)
                                                                                      ------------       ---------
               Net loans...........................................................      3,519,135       2,951,691
                                                                                      ------------       ---------

Bank premises and equipment, net of accumulated
    depreciation and amortization..................................................         63,848          51,505
Intangibles associated with the purchase of subsidiaries...........................         36,534          25,835
Mortgage servicing rights, net of amortization.....................................          9,825           9,046
Accrued interest receivable........................................................         28,465          28,358
Other real estate..................................................................          3,709           7,324
Deferred income taxes..............................................................         46,848          43,355
Other assets.......................................................................         96,888          83,890
                                                                                      ------------       ---------
               Total assets........................................................   $  4,554,810       4,165,014
                                                                                      ============       =========


The accompanying notes are an integral part of the consolidated financial statements.

             (dollars expressed in thousands, except per share data)


                                                                                                 December 31,
                                                                                            -------------------
                                                                                            1998            1997
                                                                                            ----            ----


                                           LIABILITIES
                                           -----------
Deposits:
    Demand:
      Non-interest-bearing........................................................     $   561,383         485,222
      Interest-bearing............................................................         377,435         348,080
    Savings.......................................................................       1,198,567         947,029
    Time:
      Time deposits of $100 or more...............................................         219,996         219,417
      Other time deposits.........................................................       1,582,604       1,684,847
                                                                                       -----------      ----------
          Total deposits..........................................................       3,939,985       3,684,595
Other borrowings..................................................................         121,331          54,153
Notes payable.....................................................................          50,048          55,144
Accrued interest payable..........................................................           5,817           9,976
Deferred income taxes.............................................................          10,920           9,029
Accrued and other liabilities.....................................................          20,652          20,990
Minority interest in subsidiaries.................................................          15,251          16,407
                                                                                       -----------      ----------
          Total liabilities.......................................................       4,164,004       3,850,294
                                                                                       -----------      ----------

Guaranteed preferred beneficial interests in:
    First Banks, Inc. subordinated debenture......................................          83,288           83,183
    First Banks America, Inc. subordinated debenture..............................          44,155               --
                                                                                       -----------      -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures.............................................         127,443           83,183
                                                                                       -----------      -----------

                                      STOCKHOLDERS' EQUITY
                                      --------------------

Preferred stock:
    $1.00 par value, 5,000,000 shares authorized, no shares issued
      and outstanding at December 31, 1998 and 1997...............................              --              --
    Class A convertible, adjustable rate, $20.00 par value; 750,000
      shares authorized; 641,082 shares issued and outstanding....................          12,822          12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares authorized,
      160,505 shares issued and outstanding.......................................             241             241
Common stock, $250.00 par value; 25,000 shares authorized; 23,661
    shares issued and outstanding.................................................           5,915           5,915
Capital surplus...................................................................             780           3,978
Retained earnings.................................................................         231,867         199,143
Accumulated other comprehensive income............................................          11,738           9,438
                                                                                       -----------      ----------
          Total stockholders' equity..............................................         263,363         231,537
                                                                                       -----------      ----------
          Total liabilities and stockholders' equity..............................     $ 4,554,810       4,165,014
                                                                                       ===========      ==========

                        Consolidated Statements of Income
             (dollars expressed in thousands, except per share data)

                                                                                      Years ended December 31,
                                                                                   -----------------------------
                                                                                   1998         1997        1996
                                                                                   ----         ----        ----
Interest income:
    Interest and fees on loans...............................................  $ 284,366      252,766      237,379
    Investment securities:
       Taxable...............................................................     39,898       35,248       22,639
       Nontaxable............................................................        985        1,008        1,240
    Federal funds sold and other.............................................      2,800        6,079        4,763
                                                                               ---------     --------      -------
         Total interest income...............................................    328,049      295,101      266,021
                                                                               ---------     --------      -------
Interest expense:
    Deposits:
       Interest-bearing demand...............................................      5,135        5,648        4,845
       Savings...............................................................     42,591       27,383       22,687
       Time deposits of $100 or more.........................................     12,024       10,386        8,977
       Other time deposits...................................................     92,305       95,244       88,228
    Interest rate exchange agreements, net...................................      3,999        6,574        7,623
    Notes payable and other borrowings.......................................      6,314        3,596        9,310
                                                                               ---------     --------      -------
         Total interest expense..............................................    162,368      148,831      141,670
                                                                               ---------     --------      -------
         Net interest income.................................................    165,681      146,270      124,351
Provision for possible loan losses...........................................      9,000       11,300       11,494
                                                                               ---------     --------      -------
         Net interest income after provision for possible loan losses........    156,681      134,970      112,857
                                                                               ---------     --------      -------
Noninterest income:
    Service charges on deposit accounts and customer service fees............     14,876       12,491       12,521
    Credit card fees.........................................................      2,999        2,914        2,475
    Loan servicing fees, net.................................................      1,017        1,628        1,837
    Gain on mortgage loans sold and held for sale............................      5,563          716           40
    Net gain (loss) on sales of available for sale securities................      1,466        2,335         (311)
    Net gain on sales of trading securities..................................        607          121           --
    Other....................................................................      9,969        5,492        4,159
                                                                               ---------     --------      -------
         Total noninterest income............................................     36,497       25,697       20,721
                                                                               ---------     --------      -------
Noninterest expense:
    Salaries and employee benefits...........................................     55,907       43,011       39,995
    Occupancy, net of rental income..........................................     11,037       10,617        9,758
    Furniture and equipment..................................................      8,122        7,618        7,218
    Federal Deposit Insurance Corporation premiums...........................      1,370          804       11,715
    Postage, printing and supplies...........................................      5,230        4,187        4,687
    Data processing fees.....................................................     13,917        8,450        4,477
    Legal, examination and professional fees.................................      5,326        4,587        4,901
    Credit card..............................................................      3,396        3,343        2,913
    Communications...........................................................      2,874        2,611        2,635
    Advertising and business development.....................................      4,668        4,054        2,224
    Losses and expenses on other real estate, net of gains...................         81        (331)        1,927
    Guaranteed preferred debentures..........................................      9,842        7,322           --
    Other....................................................................     16,934       14,014       13,291
                                                                               ---------     --------      -------
         Total noninterest expense...........................................    138,704      110,287      105,741
                                                                               ---------     --------      -------
         Income before provision for income taxes and minority interest
          in  income of subsidiary...........................................     54,474       50,380       27,837
Provision for income taxes...................................................     19,693       16,083        6,960
                                                                               ---------     --------      -------
         Income before minority interest in income of subsidiary.............     34,781       34,297       20,877
Minority interest in income of subsidiary....................................      1,271        1,270          659
                                                                               ---------     --------      -------
         Net income..........................................................     33,510       33,027       20,218
Preferred stock dividends....................................................        786        5,067        5,728
                                                                               ---------     --------      -------
         Net income available to common stockholders.........................  $  32,724       27,960       14,490
                                                                               =========     ========      =======
Earnings per common share:
    Basic....................................................................  $1,383.04     1,181.69       612.46
    Diluted..................................................................   1,337.09     1,134.28       596.83
                                                                               =========     ========      =======

Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                               =========     ========      =======

The accompanying notes are an integral part of the consolidated financial statements.

           Consolidated Statements of Changes in Stockholders' Equity
                            and Comprehensive Income
            (dollars expressed in thousands, except per share data)

                       Three years ended December 31, 1998

                                                   Class C                                                           Accu-
                                                  preferred     Adjustable rate                                     mulated
                                                   stock,       preferred stock                                      other   Total
                                                                ---------------
                                                 increasing   Class A                              Compre-          compre-  stock-
                                                    rate,     conver-            Common   Capital  hensive Retained hensive holders'
                                                 redeemable    tible    Class B   tock    surplus  income  earnings  income  equity
                                                 ----------    -----    -------  -----    -------   ------ -------- ------  -------

Consolidated balances, January 1, 1996........... $ 55,000    12,822      241    5,915      4,307           156,692   (372) 234,605
Year ended December 31, 1996:
    Comprehensive income:
      Net income.................................       --       --        --       --         --   20,218   20,218     --   20,218
      Other comprehensive income, net of tax (1)
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --       --        --       --         --    4,425       --   4,425   4,425
                                                                                                    ------
      Comprehensive income.......................       --       --        --       --         --   24,643
                                                                                                    ======
    Class C preferred stock dividends,
      $2.25 per share............................       --       --        --       --         --            (4,942)     --  (4,942)
    Class A preferred stock dividends,
      $1.20 per share............................       --       --        --       --         --              (769)     --    (769)
    Class B preferred stock dividends,
      $.11 per share.............................       --       --        --       --         --               (17)     --     (17)
    Purchase and retirement of Class C
       preferred stock...........................   (1,113)      --        --       --        (26)               --      --  (1,139)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --       --        --       --       (992)               --      --    (992)
                                                   -------    -----      ----      ----     -----            -------  ----- --------
Consolidated balances, December 31, 1996.........   53,887   12,822       241     5,915     3,289            171,182  4,053 251,389

Year ended December 31, 1997:
    Comprehensive income:
      Net income.................................       --       --        --        --        --     33,027  33,027     --  33,027
      Other comprehensive income, net of tax (1)
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --       --        --        --        --      5,385      --  5,385   5,385
                                                                                                     -------
      Comprehensive income.......................       --       --        --        --        --     38,412
                                                                                                     =======
    Class C preferred stock dividends,
      $2.25 per share............................       --        --       --        --        --             (4,280)    --  (4,280)
    Class A preferred stock dividends,
      $1.20 per share............................       --        --       --        --        --               (769)    --    (769)
    Class B preferred stock dividends,
      $.11 per share.............................       --        --       --        --        --                (17)    --     (17)
    Purchase and retirement of Class C
       preferred stock...........................   (6,774)      --        --        --      (161)                --     --  (6,935)
    Redemption of Class C preferred stock........  (47,113)      --        --        --        --                 --     -- (47,113)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --       --        --        --       850                 --     --     850
                                                   -------    -----      ----      ----     -----            -------  ----- -------
Consolidated balances, December 31, 1997.........       --   12,822       241     5,915     3,978            199,143  9,438 231,537

Year ended December 31, 1998:
    Comprehensive income:
      Net income.................................       --       --        --        --        --     33,510  33,510     --  33,510
      Other comprehensive income, net of tax (1)
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --       --        --        --        --      2,300      --  2,300   2,300
                                                                                                     -------
      Comprehensive income.......................       --       --        --        --        --     35,810
                                                                                                     =======
    Class A preferred stock dividends,
      $1.20 per share............................       --       --        --        --        --               (769)    --    (769)
    Class B preferred stock dividends,
      $.11 per share.............................       --       --        --        --        --                (17)    --     (17)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --       --        --        --    (3,198)                --     --  (3,198)
                                                  --------    -----      ----     -----    ------            -------  ----- -------
Consolidated balances, December 31, 1998......... $     --    12,822      241     5,915       780            231,867 11,738 263,363
                                                  ========    ======     ====     =====    ======            ======= ====== =======

---------------

(1) Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification adjustment:

                                                                                            Three years ended December 31, 1998
                                                                                            -----------------------------------

                                                                                                1998        1997       1996
                                                                                                ----        ----       ----
Unrealized gains arising during the period................................................... $3,253       6,903      4,223
Less: reclassification adjustment for gains (losses) included in net income..................    953       1,518       (202)
                                                                                              ------       -----      -----
Unrealized gain on securities................................................................ $2,300       5,385      4,425
                                                                                              ======       =====      =====

The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                        (dollars expressed in thousands)


                                                                                        Years ended December 31,
                                                                                      ---------------------------
                                                                                      1998       1997        1996
                                                                                      ----       ----        ----

Cash flows from operating activities:
    Net income..................................................................  $ 33,510     33,027       20,218
    Adjustments to reconcile net income to net cash (used in
     provided by operating activities:
       Depreciation and amortization of bank premises and equipment.............     5,293      5,687        5,784
       Amortization, net of accretion...........................................    10,494      9,512       12,481
       Originations and purchases of loans held for sale........................  (628,544)  (174,330)    (135,792)
       Proceeds from the sale of loans held for sale............................   520,994    148,350      113,074
       Provision for possible loan losses.......................................     9,000     11,300       11,494
       Provision for income taxes...............................................    19,693     16,083        6,960
       Payments of income taxes.................................................   (16,091)   (17,976)      (7,655)
       Decrease (increase) in accrued interest receivable.......................       256     (5,107)        (623)
       Net decrease in trading securities.......................................      (315)    (3,110)          --
       Interest accrued on liabilities..........................................   162,368    148,831      141,670
       Payments of interest on liabilities......................................  (167,090)  (149,380)    (142,210)
       Other operating activities, net..........................................    (5,582)    (7,284)      (6,637)
       Minority interest in income of subsidiaries..............................     1,271      1,270          659
                                                                                  --------    -------     --------
         Net cash (used in) provided by operating activities....................   (54,743)    16,873       19,423
                                                                                  --------    -------     --------
Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received..    29,339     84,556       10,715
    Proceeds from sales of investment securities available for sale.............   136,042     20,930       91,147
    Maturities of investment securities available for sale......................   395,961    447,547      440,314
    Maturities of investment securities held to maturity........................     2,314      1,804       14,643
    Purchases of investment securities available for sale.......................  (167,082)  (686,474)    (527,091)
    Purchases of investment securities held to maturity.........................    (4,910)      (844)        (916)
    Net (increase) decrease in loans............................................  (443,741)  (174,804)      20,350
    Recoveries of loans previously charged-off..................................     8,444      9,230        9,300
    Purchases of bank premises and equipment....................................   (14,851)    (6,413)      (3,299)
    Other investing activities..................................................   (13,919)   (54,681)      10,657
                                                                                  --------    -------     --------
         Net cash (used in) provided by investing activities....................   (72,403)  (359,149)      65,820
                                                                                  --------   --------     --------
Cash flows from financing activities:
    Increase (decrease) in demand and savings deposits..........................   258,757    304,193      (20,466)
    Decrease in time deposits...................................................  (171,207)    (8,348)     (15,804)
    Decrease in federal funds purchased.........................................        --         --       (3,000)
    Increase (decrease) in Federal Home Loan Bank advances......................    48,485    (37,218)     (10,606)
    Increase in securities sold under agreements to repurchase..................    18,692     21,390       13,525
    Decrease in notes payable...................................................   (24,637)   (21,186)     (13,284)
    Purchase and retirement of Class C preferred stock..........................        --    (54,048)      (1,139)
    Proceeds from issuance of guaranteed preferred subordinated debentures......    44,124     83,086           --
    Payment of preferred stock dividends........................................      (786)    (5,067)      (5,728)
                                                                                  --------    -------     --------
         Net cash provided by (used in) financing activities....................   173,428    282,802      (56,502)
                                                                                  --------    -------     --------
         Net increase (decrease) in cash and cash equivalents...................    46,282    (59,474)      28,741
Cash and cash equivalents, beginning of year....................................   168,480    227,954      199,213
                                                                                  --------    -------     --------
Cash and cash equivalents, end of year..........................................  $214,762    168,480      227,954
                                                                                  ========    =======     ========
Noncash investing and financing activities:
    Loans transferred to other real estate......................................  $  3,067      4,295       10,451
    Loans exchanged for and transferred to available-for-sale
      investment securities.....................................................    65,361         --           --
    Loans held for sale exchanged for and transferred to
      available-for-sale investment securities..................................    23,898         --           --
    Loans transferred to held for sale..........................................        --         --       39,996
                                                                                  ========    =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant accounting policies followed by First Banks:

     Basis of Presentation. The consolidated financial statements of First Banks have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1997 and 1996 amounts have been reclassified to conform with the classifications and format used for 1998.

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

    First Bank, headquartered in St. Louis County, Missouri (First Bank).
    First Banks America, Inc.,  headquartered  in St. Louis County,  Missouri
       FBA),  and its wholly owned subsidiaries:
         First Bank Texas N.A., headquartered in Houston, Texas (FB Texas). First Bank of California, headquartered in Roseville, California (FB California).
    CCB  Bancorp,  Inc.,  headquartered  in Newport Beach,  California
         (CCB), and its wholly owned  subsidiary:
         First Bank & Trust, headquartered in Newport Beach, California (FB&T).

     The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.8% owned by First Banks at December 31, 1998. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA.
     On February 2, 1998, First Commercial Bancorp, Inc., a majority-owned subsidiary of First Banks' was acquired by FBA, and its subsidiary bank, First Commercial Bank, was merged into FB California. The combination of these entities did not have a material impact on the results of operations of First Banks.

     Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances maintained in accordance with such requirements at December 31, 1998 and 1997 were $49.4 million and $31.3 million, respectively.

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

    Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management's intention to hold them to maturity.
      The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
     A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. First Banks utilizes its existing nonaccrual methods for recognizing interest income on impaired loans.

     Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

     Loan Servicing Income. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall, and amortization of the cost of mortgage servicing rights. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

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

     Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which range from approximately 10 to 15 years.

     Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 12 years.

     Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs. The excess of cost over fair value of other real estate at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value to reflect current fair value or costs incurred in maintaining the properties are charged to expense as incurred.

     Income Taxes. First Banks, Inc. and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in California, Illinois and Missouri. In addition, First Banks is subject to a financial institutions tax which is based on income. Additionally, included in the unitary Illinois and California income tax returns is the investment in FBA as First Banks' ownership is greater than 50%. FBA and its subsidiaries file a consolidated federal income tax return which is separate from that of First Banks.

    Earnings Per Common Share. Basic EPS is computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back: (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

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

(2)  ACQUISITIONS

     On November 1, 1996, First Banks completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a state chartered bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets; $45.5 million in cash and cash equivalents and investment securities; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million. The excess of the cost over the fair value of the net assets acquired was $3.2 million and is being amortized to expense over 15 years.
     On December 1, 1997, First Banks completed its acquisition of Surety Bank in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction was funded in January 1998 with available cash. At the time of the transaction, Surety had $72.8 million in total assets; $14.9 million in cash and cash equivalents and investment securities; $54.4 million in total loans, net of unearned discount; and $67.5 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $3.3 million and is being amortized over 15 years.
     During  1997,  First Banks  completed  its  assumption  of the deposits and purchase of selected assets of three banking locations of Highland Federal Savings Bank, F.S.B. The transaction resulted in the acquisition of $82.8 million in deposits. The banking locations operate as branches of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.4 million and is being amortized 10 years.
     On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank, San Pablo, California (Pacific Bay). Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders received $14.00 per share in cash for their stock, an aggregate of $4.2 million. At the time of the transaction, Pacific Bay Bank had $38.3 million in total assets, $7.4 million in cash and cash equivalents, $29.7 million in total loans, net of unearned discount, and $35.2 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years. This transaction was funded from an advance under First Banks' $90 million credit agreement with a group of unaffiliated financial institutions (Credit Agreement).
     On March 19, 1998, First Banks completed its assumption of the deposits and purchase of selected assets of the Solvang, California banking location of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million in deposits and one office that operates as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.
     On September 15, 1998, First Banks completed its acquisition of Republic Bank for cash consideration of $19.3 million. Republic Bank had $124.1 million in total assets, $97.9 million in loans, net of unearned discount, and $117.2 million in deposits at the date of acquisition. Republic Bank, previously headquartered in Torrance, California, was merged into and operates as branch offices of FB&T. The transaction was funded from available cash of $3.3 million and borrowings of $16.0 million under the Credit Agreement. The excess of the cost over the fair value of the net assets acquired was $10.2 million and is being amortized over 15 years.
     The aforementioned acquisitions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date.
     In addition, on March 4, 1999, FBA completed its acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $184 million in total assets, $134 million in loans, net of unearned discount, $32 million in investment securities and $163 million in deposits at the acquisition date. Redwood Bank is operating as a subsidiary of FBA.

(1)  INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities Available for Sale. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1998 and 1997 were as follows:

                                                        Maturity                      Total
                                        ----------------------------------------      -----
                                                                           After      amor-          Gross                Weighted
                                         1 Year        1-5       5-10       10        tized        unrealized      Fair    average
                                         or less      years      years     years      cost       Gains   Losses    value    yield
                                         -------      -----      -----     -----      ----       -----   ------    -----    -----
                                                                      (dollars expressed in thousands)

 December 31, 1998:
    Carrying value:
       U.S. Treasury..................  $  54,288      84,990         --        --    139,278   2,312       --   141,590    5.98%
       U.S. government agencies
         and corporations:
          Mortgage-backed.............     11,642      27,334    32,352    113,912    185,240   1,082     (171)  186,151    6.35
          Other.......................     16,893      78,047    35,524      6,980    137,444   1,060      (15)  138,489    6.07
       Equity investments in other
         financial institutions.......      8,805          --        --         --      8,805  14,061       --    22,866    4.75
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     20,599          --        --         --     20,599      --       --    20,599    6.36
                                        ---------    --------   -------    -------    -------   -----    -----    ------
                Total.................  $ 112,227     190,371    67,876    120,892    491,366   18,515    (186)   509,695   6.14
                                        =========    ========   =======    =======    =======   ======   =====    ======= ======
    Market value:
       Debt securities................  $  83,324     193,231    68,135    121,540
       Equity securities..............     43,465          --        --         --
                                        ---------    --------   -------    -------
                Total.................  $ 126,789     193,231    68,135    121,540
                                        =========    ========   =======    =======

    Weighted average yield............      5.92%        5.96%     6.36%      6.51%
                                            ====         ====      ====       ====

 December 31, 1997:
    Carrying value:
       U.S. Treasury..................  $  62,537     216,594         --        --    279,131   1,580      (39)  280,672    5.94%
       U.S. government agencies
         and corporations:
          Mortgage-backed.............        674      51,692    23,856    108,275    184,497     427     (493)  184,431    6.38
          Other.......................     60,719     183,652    18,056         --    262,427     381     (183)  262,625    6.11
       Other..........................        256          --        --          9        265       1       (6)      260    6.31
       Equity investments in other
         financial institutions.......      8,255          --        --         --      8,255  13,025       --    21,280    4.93
       Federal Home Loan Bank and
         Federal Reserve Bank stock...     24,003          --        --         --     24,003      --       --    24,003    6.76
                                        ---------    --------   -------    -------    -------   -----    -----    ------
                Total.................  $ 156,444     451,938    41,912    108,284    758,578   15,414    (721)   773,271   6.12
                                        =========    ========   =======    =======    =======   ======   =====    ======= ======
    Market value:
       Debt securities................  $ 124,195     453,470    41,920    108,403
       Equity securities..............     45,283          --        --         --
                                        ---------    --------   -------    -------
                Total.................  $ 169,478     453,470    41,920    108,403
                                        =========    ========   =======    =======

    Weighted average yield............       5.82%       6.07%     6.32%      6.70%
                                             ====        ====      ====       ====

     Securities Held to Maturity. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1998 and 1997 were as follows:

                                                      Maturity               Total
                                        ---------------------------------    -----
                                                                    After     amor-        Gross            Weighted
                                        1 Year     1-5      5-10      10       tized    unrealized    Fair   average
                                        or less  years     years    years     cost    Gains  Losses   value   yield
                                        -------  -----     -----    -----     ----    -----  ------   -----   -----
                                                             (dollars expressed in thousands)

 December 31, 1998:
    Carrying value:
       U.S. Government Agencies
         and Corporations:
          Mortgage-backed...........  $   --        --        --     2,507    2,507     --    (13)    2,494     6.41%
       State and political
           subdivisions.............     776     7,323     8,700     2,085   18,884    897     --    19,781     5.38
       Other........................      75       210        --        --      285      8     --       293     6.68
                                      ------     -----     -----     -----  -------    ---   ----   -------
             Total..................  $  851     7,533     8,700     4,592   21,676    905    (13)   22,568     5.51
                                      ======     =====     =====     =====  =======   ====   ====   =======     ====
    Market value:
             Debt securities........  $  862     7,777     8,986     4,943
                                      ======     =====     =====     =====

 Weighted average yield.............    5.21%     5.43%     4.96%     6.69%
                                        ====      ====      ====      ====

 December 31, 1997:
    Carrying value:
       State and political
           subdivisions.............  $1,093     5,324    10,422     2,310  19,149     690     (4)   19,835    5.65%
                                      ======     =====    ======     =====  ======    ====    ====  =======    ====
       Market value:
             Debt securities........  $1,111     5,431    10,677     2,616
                                      ======     =====    ======     =====

 Weighted average yield............     7.09%     5.38%      5.33%    7.03%
                                        ====      ====       ====     ====

     The expected maturities of investment securities may differ from contractual maturities since borrowers have the right to call or prepay the obligations with or without prepayment penalties.
     Proceeds from sales of securities designated as trading were $311 million and $215 million for the years ended December 31, 1998 and 1997, respectively. Gross gains of $879,000 and $233,000 and gross losses of $234,000 and $122,000 were realized on these sales for the years ended December 31, 1998 and 1997, respectively. There was no trading activity during 1996.
     Proceeds from sales of securities designated as available for sale were $136.0 million and $20.9 million for the years ended December 31, 1998 and 1997, respectively. Gross gains of $1.5 million and $2.3 million were realized on these sales. No losses were realized in 1998 and 1997.
     Proceeds from the sales of debt securities classified as available for sale during 1996 were $91.1 million. Gross gains of $556,000 and gross losses of $166,000 were realized on these sales. The gross gains, net of gross losses, were offset by the recognition of $701,000 of hedging losses.
     Various subsidiaries of First Banks maintain investments in the Federal Home Loan Bank (FHLB) or the Federal Reserve Bank (FRB). The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank, FB&T and FB Texas are members of the FHLB system. The investment in the FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank and FB Texas are members of the FRB system.
     Investment securities with a carrying value of approximately $263.0 million and $209.1 million were pledged in connection with deposits of public and trust funds and for other purposes as required by law at December 31, 1998 and 1997, respectively.

(4)  LOANS

     Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                                              1998      1997       1996
                                                                              ----      ----       ----
                                                                          (dollars expressed in thousands)

               Balance, January 1.....................................     $ 50,509     46,781     52,665
               Acquired allowances for possible loan losses...........        3,200         30      2,338
                                                                           --------   --------   --------
                                                                             53,709     46,811     55,003
                                                                           --------   --------   --------
               Loans charged-off......................................      (10,183)   (16,832)   (29,016)
               Recoveries of loans previously charged-off.............        8,444      9,230      9,300
                                                                           --------   --------   --------
               Net loans charged-off..................................       (1,739)    (7,602)   (19,716)
                                                                           --------   --------   --------
               Provision charged to operations........................        9,000     11,300     11,494
                                                                           --------   --------   --------
               Balance, December 31...................................     $ 60,970     50,509     46,781
                                                                           ========   ========   ========

     At December 31, 1998 and 1997, First Banks had $38.3 million and $18.6 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $4.5 million, $4.7 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Of these amounts, $1.9 million, $2.0 million and $2.7 million was actually recorded as interest income on such loans in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, First Banks had impaired loans in the amount of $43.5 million and $29.5 million, respectively, consisting of $38.3 million and $24.1 million of loans on nonaccrual status, respectively. At December 31, 1998, impaired loans also include $5.2 million of restructured loans. Impaired loans had an allocation of the allowance for possible loan losses of $8.3 million and $5.7 million at December 31, 1998 and 1997, respectively. In addition, certain impaired loans had specific reserves of $1.7 million at December 31, 1997. There were no specific reserves at December 31, 1998 relating to impaired loans. The average recorded investment in impaired loans was $35.7 million, $28.3 million and $36.2 for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.3 million and $2.4 million in 1998 and 1997, respectively.
     First Banks' primary market areas are the states of Missouri, Illinois and California. At December 31, 1998 and 1997, 89% and 88% of the total loan portfolio and 91% and 93% of the commercial, financial and agricultural loan portfolio were to borrowers within these regions, respectively.
     Real estate lending constituted the only other significant concentration of credit risk. Real estate loans comprised approximately 67% and 70% of the loan portfolio at December 31, 1998 and 1997, respectively, of which 38% and 48% were consumer-related in the form of residential real estate mortgages and home equity lines of credit.
     First  Banks is, in general,  a secured  lender.  At December  31, 1998 and
1997,  96%  of the  loan  portfolio  was  secured.  Collateral  is  required  in
accordance   with  the  normal   credit   evaluation   process  based  upon  the
creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)  MORTGAGE BANKING ACTIVITIES

     At December 31, 1998 and 1997, First Banks serviced loans for others amounting to $923 million and $784 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $1.2 million and $2.2 million at December 31, 1998 and 1997, respectively.

     Changes in the mortgage servicing rights for the years ended December 31 were as follows:

                                                               1998        1997
                                                               ----        ----
                                                             (dollars expressed
                                                                in thousands)

     Balance, January 1................................     $  9,046     10,230
     Originated mortgage servicing rights..............        2,195        718
     Purchases of mortgage servicing rights............          893          5
     Amortization......................................       (2,309)    (1,907)
                                                              ------     ------
     Balance, December 31..............................        9,825      9,046
                                                              =======   =======
(6)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment were comprised of the following at December 31:

                                                                                           1998        1997
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

         Land.................................................................         $  15,703      14,213
         Buildings and improvements...........................................            49,082      39,922
         Furniture, fixtures and equipment....................................            42,161      37,597
         Leasehold improvements...............................................             8,657       6,851
         Construction in progress.............................................             3,466       3,536
                                                                                       ---------    --------
                                                                                         119,069     102,119
         Less accumulated depreciation and amortization.......................            55,221      50,614
                                                                                       ---------    --------
             Bank premises and equipment, net.................................         $  63,848      51,505
                                                                                       =========    ========

     First Banks leases land, office properties and some equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $5.3 million, $5.0 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                                                           (dollars expressed in thousands)
         Year ending December 31:
                     1999..........................................................   $   4,652
                     2000..........................................................       4,209
                     2001..........................................................       3,461
                     2002..........................................................       2,414
                     2003..........................................................       2,230
                     Thereafter....................................................       7,630
                                                                                      ---------
                         Total minimum lease payments..............................   $  24,596
                                                                                      =========

     First Banks leases to unrelated parties a portion of its owned banking facilities. Total rental income was $2.5 million, $2.3 million and $1.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(7)  NOTES PAYABLE

     First Banks has a $90.0 million revolving line of credit (Credit Agreement) with a group of unaffiliated banks. The Credit Agreement, dated August 26, 1998, replaced a similar revolving and term credit agreement dated November 24, 1997. Interest under the Credit Agreement is payable at the lead bank's corporate base rate or, at the option of First Banks, is payable at the Eurodollar Rate plus a margin based upon the outstanding loans and First Banks' profitability. The interest rate for borrowings under the Credit Agreement was 6.26% at December 31, 1998, or the applicable Eurodollar Rate plus a margin of 1.00%. Interest is generally paid monthly. Amounts may be borrowed under the Credit Agreement until August 23, 1999, at which date the principal and accrued interest is due and payable.
     Loans under the Credit Agreement are secured by all of the stock of the Subsidiary Banks, which is owned by First Banks. Under the Credit Agreement, there were $50 million in outstanding borrowings at December 31, 1998. There was $55.0 million in outstanding borrowings under the previous credit agreement at December 31, 1997.

     The Credit Agreement requires maintenance of certain minimum capital ratios for each financial institution subsidiary. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 1998 and 1997, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements of the respective credit agreements.
     The balance of the other note payable was $48,000 and $144,000 at December 31, 1998 and 1997, respectively. Interest under the note payable is payable under similar terms as the Credit Agreement.
    The average balance and maximum month-end balance of the notes payable outstanding for the years ended December 31 were as follows:

                                                                                        1998          1997
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Average balance...........................................................  $ 50,718       17,883
         Maximum month-end balance.................................................    55,096       75,213
                                                                                     ========       ======

    The average rates paid on notes payable outstanding during the years ended December 31, 1998, 1997 and 1996 were 6.85%, 7.69% and 7.30%, respectively.

(8) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN FIRST BANKS, INC. AND FIRST BANKS AMERICA, INC. SUBORDINATED DEBENTURES

    On February 4, 1997, First Preferred Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% cumulative trust preferred securities (First Capital Preferred Securities) at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Capital's common securities. The gross proceeds of the offering were used by First Capital to purchase $88.9 million of 9.25% Subordinated Debenture (First Banks Subordinated Debenture) from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date no later than March 31, 2046 if certain conditions are met. The First Banks Subordinated Debentures are the sole asset of First Capital. In connection with the issuance of the First Capital Preferred Securities, First Banks made certain guarantees and commitments. First Banks' proceeds from the issuance of the First Banks Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the First Capital
Preferred Securities were $8.0 million and $7.3 million for the years ended December 31, 1998 and 1997, respectively, and are included in noninterest expense in the consolidated financial statements.
    On July 21, 1998, First America Capital Trust (FACT), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities (FACT Preferred Securities) at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (FBA Subordinated Debentures) from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The FBA Subordinated Debentures are the sole asset of FACT. FBA made certain guarantees and commitments relating to the FACT Preferred Securities. FBA's proceeds from the issuance of the FBA Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $44.1 million. Distributions payable on the FACT Preferred Securities were $1.8 million for the year ended December 31, 1998 and are included in noninterest expense in the consolidated financial statements.

(9)  INCOME TAXES

    Income tax expense attributable to income from continuing operations for the years ended December 31 is as follows:

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                                1998       1997      1996
                                                                                ----       ----      ----
                                                                             (dollars expressed in thousands)

         Current income taxes:
             Federal.....................................................    $ 16,801     15,062     6,106
             State.......................................................       1,292        169     1,068
                                                                             --------    -------   -------
                                                                               18,093     15,231     7,174
                                                                             --------    -------   -------
         Deferred income taxes:
             Federal.....................................................       1,895      2,608     1,837
             State.......................................................         273         24     3,192
                                                                             --------    -------   -------
                                                                                2,168      2,632     5,029
                                                                             --------    -------   -------
         Reduction in valuation allowance................................        (568)    (1,780)   (5,243)
                                                                             --------    -------   -------
                     Total...............................................    $ 19,693     16,083     6,960
                                                                             ========    =======   =======

    The federal income tax rates and amounts are reconciled with the effective income tax rates and amounts as follows:

                                                                             Years ended December 31,
                                                            --------------------------------------------------------
                                                                   1998                1997                1996
                                                            -----------------     --------------     ---------------
                                                                        % of                % of                % of
                                                                       pretax              pretax              pretax
                                                            Amount     income     Amount   income     Amount   income
                                                            ------     ------     ------   ------     ------   ------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes and
            minority interest in income of  subsidiary..   $54,474               $50,380          $   27,837
                                                           =======               =======          ==========

         Taxes on income calculated at statutory rates..   $19,066      35.0%    $17,633    35.0%   $  9,743     35.0%
         Effects of differences in tax reporting:
            Tax-exempt interest income..................      (529)     (1.0)       (576)   (1.1)       (730)    (2.6)
            Tax preference adjustment of
               interest income..........................        68       0.1          69     0.1          82      0.3
            Amortization of excess cost.................       864       1.6         754     1.5         729      2.6
            State income taxes..........................     1,018       1.9         126     0.3         715      2.6
            Change in deferred valuation allowance......      (568)     (1.0)     (1,780)   (3.5)     (5,243)   (18.8)
            Other, net..................................      (226)     (0.4)       (143)   (0.4)      1,664      5.9
                                                           -------     -----     -------    ----     -------    -----
                    Provision for income taxes..........   $19,693      36.2%    $16,083    31.9%   $  6,960     25.0%
                                                           =======     =====     =======    ====    ========   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, including amounts attributable to entities acquired in purchase transactions are listed below.

                                                                                           December 31,
                                                                                        -----------------
                                                                                        1998         1997
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

         Deferred tax assets:
            Allowance for possible loan losses....................................    $ 22,596      19,665
            Other real estate.....................................................       1,228         971
            Alternative minimum tax credits.......................................       2,612       2,067
            Book losses on investment securities currently not allowable
               for tax purposes...................................................       2,266       1,958
            Net operating loss carryforwards......................................      31,311      33,080
            Other.................................................................       4,014       3,361
                                                                                      --------    --------
                    Gross deferred tax assets.....................................      64,027      61,102
            Less valuation allowance..............................................     (17,179)    (17,747)
                                                                                      --------    --------
                    Deferred tax assets, net of valuation allowance...............      46,848      43,355
                                                                                      --------    --------
         Deferred tax liabilities:
            Depreciation on bank premises and equipment...........................       2,707       1,860
            FHLB stock dividends..................................................       1,114       1,269
            State taxes...........................................................         518         307
            Net fair value adjustment for securities available for sale...........       6,414       5,142
            Other.................................................................         167         451
                                                                                      --------    --------
                    Deferred tax liabilities......................................      10,920       9,029
                                                                                      --------    --------
                    Net deferred tax assets.......................................    $ 35,928      34,326
                                                                                      ========    ========

     At December 31, 1998 and 1997, the accumulation of prior years' earnings representing tax bad debt deductions of First Bank and FB&T were approximately $30.8 million and $600,000, respectively. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank and FB&T would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner, which would create federal income tax liabilities.

     At December 31, 1998 and 1997, for federal income taxes purposes, First Banks had net operating loss (NOL) carryforwards of approximately $59.0 million and $57.3 million, respectively, exclusive of the NOL carryforwards available to FBA as further described below. The NOL carryforwards for First Banks expire as follows:

                                                (dollars expressed in thousands)

        Year ending December 31:
            2002......................................   $     689
            2003......................................       7,470
            2004......................................       1,703
            2005......................................      13,171
            2006 - 2017...............................      35,960
                                                         ---------
                                                         $  58,993
                                                         =========

     At December 31, 1998 and 1997, for federal income tax purposes, FBA had NOL carryforwards of approximately $30.5 million and $34.3 million, respectively. With the completion of the acquisitions of FBA and FCB and their subsequent merger, the NOL carryforwards generated prior to the transactions are subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FBA and do not affect the taxable income of First Banks. The NOL carryforwards at December 31, 1998 expire as follows:

                                                (dollars expressed in thousands)

    Year ending December 31:
        1999.............................................  $  4,883
        2000.............................................       103
        2001.............................................     1,667
        2002.............................................     2,316
        2003 - 2018......................................    21,498
                                                           --------
                                                           $ 30,467
                                                           ========

     The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax asset of $35.9 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $568,000 for the year ended December 31, 1998. The decrease was comprised of the following components: (1) a reduction of $600,000 related to the recognition of deferred tax assets for certain loans and other real estate and utilization of NOL carryforwards; and (2) the establishment of $32,000 of additional valuation reserves resulting from NOLs at First Commercial Bancorp, Inc., which occurred prior to the merger with FBA.

     Changes to the deferred tax assets valuation allowance are as follows:

                                                                                   Years ended December 31,
                                                                                   ------------------------
                                                                                       1998       1997
                                                                                       ----       ----
                                                                               (dollars expressed in thousands)

       Balance, beginning of year................................................    $ 17,747     19,527
       Current year deferred provision, change in deferred
           tax valuation allowance...............................................        (568)    (1,780)
                                                                                     --------   --------
       Balance, end of year......................................................    $ 17,179     17,747
                                                                                     ========    =======

     The valuation allowance for deferred tax assets at December 31, 1998 and 1997 includes $2.0 million which when recognized, will be credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 1998 and 1997 includes $6.0 million which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.

(10)  EARNINGS PER SHARE

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income         Shares         Per share
                                                                    (numerator)   (denominator)      amount
                                                                    -----------   -------------      ------
                                                                (dollars in thousands, except for per share data)

Year ended December 31, 1998:
     Basic EPS-income available to common stockholders.........      $ 32,724          23,661     $1,383.04
                                                                                                  =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           769           1,389
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 33,493          25,050     $1,337.09
                                                                     ========        ========     =========

Year ended December 31, 1997:
     Basic EPS-income available to common stockholders.........      $ 27,960          23,661     $1,181.69
                                                                                                  =========
     Effect of dilutive securities:
         Class A convertible preferred stock...................           769           1,645
         Subsidiary bank stock options.........................           (25)             --
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 28,704          25,306     $1,134.28
                                                                     ========        ========     =========

Year ended December 31, 1996:
     Basic EPS-income available to common stockholders.........      $ 14,490          23,661     $  612.46
                                                                                                  =========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           769           1,822
       Subsidiary bank stock options and warrants..............           (50)             --
                                                                     --------        --------
     Diluted EPS-income available to common stockholders.......      $ 15,209          25,483     $  596.83
                                                                     ========        ========     =========

(11) INTEREST RATE RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS WITH OFF-BALANCE- SHEET RISK.

     First Banks periodically uses off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate risk exposure of First Banks.
     Derivative financial instruments held by First Banks are summarized as follows:

                                                                            December 31,
                                                         --------------------------------------------------
                                                                   1998                       1997
                                                         ----------------------      ----------------------
                                                         Notional       Credit       Notional        Credit
                                                          amount       exposure       amount        exposure
                                                          ------       --------       ------        --------
                                                                   (dollars expressed in thousands)

         Interest rate swap agreements................ $  280,000          --              --          --
         Interest rate floor agreements...............     70,000         204          70,000          26
         Interest rate cap agreements.................     10,000          55          10,000         222
         Forward commitments to sell
              mortgage-backed securities..............     95,000         137          60,000          --

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
     Previously, First Banks sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. There were no unamortized net deferred losses on interest rate futures contracts remaining at December 31, 1998, 1997 or 1996. The unamortized balance of net deferred losses on interest rate futures contracts was $4.6 million at December 31, 1995, of which $3.9 million was amortized against interest income and $701,000 was realized in connection with sales of investment securities during the year ended December 31, 1996.
     Interest rate swap agreements are utilized to adjust the repricing characteristics of certain interest-bearing assets and liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The net interest expense for swap agreements was $3.9 million, $6.4 million and $7.4 million, including $3.7 million, $5.4 million and $4.2 million of amortized deferred swap losses, for the years ended December 31, 1998, 1997 and 1996, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1998 are summarized below. There were no interest rate swap agreements outstanding at December 31, 1997.

                                                           Notional   Interest rate Interest rate   Fair value
                Maturity date and swap type                 amount        paid        received         gain
                ---------------------------                 ------        ----        --------         ----
                                                                   (dollars expressed in thousands)
       December 31, 1998:
         Pay variable / receive fixed:
             June 11, 2002............................. $   15,000        5.24%         6.00%      $    363
             September 16, 2002........................     20,000        5.22          5.36             87
             September 16, 2002........................    175,000        5.22          5.36            761
             September 18, 2002........................     30,000        5.23          5.33             92
             September 18, 2002........................     40,000        5.23          5.33            123
                                                        ----------                                 --------
                                                        $  280,000        5.23          5.48       $  1,426
                                                        ==========        ====          ====       ========

     First Banks has experienced a shortening of the expected repricing term of its loan portfolio. This shortening resulted from the significant decline in interest rates during 1995, which caused an increase in the principal prepayments of residential mortgage loans, and the change in the composition of the loan portfolio. These increased prepayments, as well as First Banks' projections of future prepayments, and the overall reduction in the residential loan portfolio disproportionately shortened the expected repricing term of the loan portfolio in comparison to the effective maturity of certain interest-bearing liabilities created with the interest rate swap agreements. As a result, during July 1995, November 1996 and July 1997, First Banks shortened the maturity of its interest-bearing liabilities through the termination of $225 million, $75 million and $35 million of interest rate swap agreements resulting in losses of $13.5 million, $5.3 million and $1.4 million, respectively. These losses have been deferred and are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid. The unamortized balance of these losses was $5.7 million and $9.4 million at December 31, 1998 and 1997, respectively, and is included in other assets.
     During 1998, as the effective repricing term of the loan portfolio continued to shorten, and became increasingly mismatched with its funding source, First Banks entered into $280.0 million notional amount of interest rate swap agreements (Swap Agreements). The Swap Agreements effectively extended the repricing term of a selected group of loans to more closely correspond with its funding source. The primary objective of the Swap Agreements was to stabilize cash flows, and accordingly, net interest income, over time. In contrast to previous swap agreements, the Swap Agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the Swap Agreements provide for First Banks to pay quarterly and receive semi-annually. The net amount due to First Banks under the Swap Agreements was $3.5 million at December 31, 1998.
     First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1998 and 1997, the unamortized costs for these agreements were $159,000 and $290,000, respectively, and were included in other assets.
      Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $103.1 million and $67.4 million at December 31, 1998 and 1997, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $95 million and $60 million at December 31, 1998 and 1997, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At December 31, 1998 and 1997, the net unamortized losses were $237,000 and $783,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(12) CREDIT COMMITMENTS

     First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.
     The interest rate risk associated with these credit commitments relates primarily to the commitments to originate residential fixed-rate loans. As more fully discussed in Note 11 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities.
     The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.
     Commitments to extend credit at December 31 are as follows:

                                                                                          December 31,
                                                                                       -----------------
                                                                                       1998         1997
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Commitments to extend credit.............................................  $1,189,950     898,723
         Commercial and standby letters of credit.................................      62,096      33,672
                                                                                    ----------    --------
                                                                                    $1,252,046     932,395
                                                                                    ==========     =======

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

     The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                      1998                        1997
                                                             ---------------------      -----------------------
                                                            Carrying     Estimated      Carrying       Estimated
                                                              value     fair value        value       fair value
                                                              -----     ----------        -----       ----------

  Financial assets:
       Cash and cash equivalents......................    $ 214,762      214,762         168,480        168,480
       Investment securities:
          Trading.....................................        3,425        3,425           3,110          3,110
          Available for sale..........................      509,695      509,695         773,271        773,271
          Held to maturity............................       21,676       22,568          19,149         19,835
       Net loans......................................    3,519,135    3,532,393       2,951,691      2,964,115
       Accrued interest receivable....................       28,465       28,465          28,358         28,358
                                                          =========    =========       =========       ========

  Financial liabilities:
       Deposits:
          Demand:
             Non-interest-bearing.....................    $ 561,383      561,383         485,222        485,222
             Interest-bearing.........................      377,435      377,435         348,080        348,080
             Savings and money market.................    1,198,567    1,198,567         947,029        947,029
          Time deposits...............................    1,802,600    1,813,305       1,904,264      1,912,461
       Preferred Securities...........................      127,443      137,722          83,183         93,150
       Borrowings.....................................      171,379      171,379         109,297        109,297
       Accrued interest payable.......................        5,817        5,817           9,976          9,976
                                                          =========    =========       =========       ========

  Off-balance-sheet:
       Interest rate swap, cap and floor agreements...    $   5,815          259           9,689            248
       Forward contracts to sell mortgage-backed
          securities..................................          137          137            (341)          (341)
       Credit commitments.............................           --           --              --             --
                                                          =========    =========       =========       ========

     The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:
-----------------
     Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
     Investment securities: Fair value for trading securities and securities available for sale are the amounts reported in the consolidated balance sheets, and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.
     Net loans: The fair values for most loans held for portfolio are estimated utilizing discounted cash flow calculations that apply interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair values of loans held for sale, which are the amounts in the consolidated balance sheets, are based on quoted market prices where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments. The carrying value for loans is net of the allowance for possible loan losses and unearned discount.

Financial Liabilities:
----------------------
     Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) is considered equal to the respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
     Preferred Securities: Fair value is based on quoted market prices. Borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

Off-Balance-Sheet:
------------------
     Interest rate swap, cap and floor agreements: The fair values of interest rate swap, cap and floor agreements are estimated by comparing the contractual rates First Banks is paying to market rates quoted on new agreements with similar creditworthiness.
     Forward contracts to sell mortgage-backed securities: The fair values for forward contracts to sell mortgage-backed securities are based upon quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio as part of the lower of cost or market valuation.
     Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(14) EMPLOYEE BENEFITS

     First Banks' profit-sharing plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer-matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of an employee's compensation, not to exceed $10,000 for 1998. Total employer contributions under the plan were $648,000, $506,000 and $576,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(15) PREFERRED STOCK

      First Banks had two classes of preferred stock outstanding during the years ended December 31, 1998 and three classes of preferred stock outstanding during the year December 31, 1997.
     On September 15, 1992, First Banks issued and sold 2,200,000 shares of Class C 9% cumulative increasing rate, redeemable, preferred stock (Class C Preferred Stock). On December 1, 1997, First Banks redeemed all of its remaining outstanding Class C Preferred Stock for $47.1 million. The effect of the redemption was a reduction of First Banks' total stockholders' equity, and consequently regulatory capital, by the amount of the redemption. However, the structure of the preferred securities, as described in Note 8 to the consolidated financial statements, satisfies the regulatory requirements to be included in First Banks' capital base in a manner similar to the Class C Preferred Stock. Dividends on the Class C preferred stock were 9% through November 30, 1997.
     The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6% nor more than 12% on Class A preferred stock, or less than 7% nor more than 15% on Class B preferred stock.
     Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105% of par value. Class B preferred stock may not be redeemed or converted. Redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board.
     The annual dividend rates were as follows:

                                                                          1998      1997     1996
                                                                          ----      ----     ----

                      Class A preferred stock...........................  6.0        6.0      6.0
                      Class B preferred stock...........................  7.0        7.0      7.0
                      Class C preferred stock...........................   --        9.0      9.0

(16) TRANSACTIONS WITH RELATED PARTIES

      Outside of normal customer relationships, no directors or officers of First Banks, no stockholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationship with First Banks or its subsidiaries, other than such as arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.
     During 1998, 1997 and 1996, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $280,000, $214,000 and $326,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and then ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.
     For the years ended December 31, 1998, 1997 and 1996, First Securities America, Inc. (FSA), a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $265,000, $206,000 and $231,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors to which First Banc Insurors placed such policies. FSA received an additional $136,000 in annuity sales commissions for the year ended December 31, 1996. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those which would have been earned by an unaffiliated third-party agent.
     First Brokerage L.P. and First Brokerage America, L.L.C., entities which are directly or indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $1.8 million and $707,000 for the years ended December 31, 1998 and 1997, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.
     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing services and operational support for First Banks and its subsidiaries. Fees paid under the agreement to First Services L.P. were $12.2 million, $6.4 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, First Services, L.P. paid First Banks $799,000 and $1.1 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. There were no rental fees paid to First Banks for the year ended December 31, 1996.

(17) CAPITAL STOCK OF FIRST BANKS AMERICA, INC.

      First Banks owned 100% of the Class B common stock and 1,895,733 shares of common stock of FBA at December 31, 1998 representing 76.84 % of the outstanding voting stock of FBA. First Banks owned 65.9% of all outstanding voting stock at December 31, 1997. In addition, in February 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA. FBA common stock is publicly traded on the New York Stock Exchange.
     On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and First Commercial Bank was merged into FB California. The FCB shareholders received
 .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock, of which 462,176 shares were issued to First Banks. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million advanced to FBA under a promissory note payable. In addition, FCB's convertible debentures of $6.5 million, which were owned by First Banks, were exchanged for a comparable debenture in FBA. Such debentures were subsequently converted into 629,557 shares of FBA common stock, effective December 4, 1998. The merger of FBA and FCB did not have a significant impact on the financial condition or results of operations of First Banks.

(18) REGULATORY CAPITAL

     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1997, the date of the most recent notification from First Banks' primary regulator, each of the Subsidiary Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 1998, each of the Subsidiary Banks were well capitalized.
    At December 31, 1998 and 1997, First Banks' and the subsidiary depository institutions' capital ratios were as follows:

                                                               Risk-based capita ratios
                                                          ------------------------------------
                                                               Total               Tier   1        Leverage ratio
                                                          1998       1997       1998      1997      1998     1997
                                                          ----       ----       ----      ----      ----     ----

     First Banks....................................     10.28%     10.26%      9.03%    8.78%      7.77%    6.80%
     First Bank.....................................     10.01      10.78       8.75     9.52       7.46     7.19
     FB&T...........................................     10.39      12.71       9.13    11.45       7.60     7.70
     FB Texas.......................................     11.37      12.26      10.11    11.00       9.15     8.90
     FB California..................................     10.63      13.03       9.37    11.77       8.34    13.80

(19) DISTRIBUTION OF EARNINGS OF SUBSIDIARIES

     The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 7, in the amount of dividends which are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from subsidiary financial institutions is limited to approximately $46.3 million, unless prior permission of the regulatory authorities or the lending banks is obtained.

(20)  BUSINESS SEGMENT RESULTS

     First Banks has defined its business segments to be First Bank, FB&T, FB California, FB Texas and First Bank Mortgage (FBM). The reportable business segments are consistent with the management structure of First Banks and the internal reporting system that monitors performance.

     Through the respective branch networks, First Bank, FB&T, FB California and FB Texas provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, telephone account access, cash management services, credit related insurance and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be Missouri and Illinois, southern California, the San Francisco - Sacramento corridor of northern California and Houston, Dallas, Irving and McKinney Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between these operating segments of First Banks.
     FBM conducts the mortgage banking activities of First Banks. The mortgage banking activities consist primarily of the origination and purchase of conforming and nonconforming residential real estate loans, which are generally sold into the secondary market. The related mortgage servicing rights are generally maintained for conforming loans while the nonconforming loans are sold on a servicing released basis. FBM's revenues include the interest income earned while loans are held pending sale, net gains on the sale of loans and mortgage loan servicing fees earned from its loan servicing portfolio. The products and services are offered to customers primarily within First Banks' four geographic areas. FBM also services certain residential real estate loans for the Subsidiary Banks for which it receives loan servicing fees.



                                                     First Bank                   FB California                FB Texas
                                            ---------------------------      ----------------------     ----------------------
                                             1998       1997       1996      1998     1997     1996     1998     1997    1996
                                             ----       ----       ----      ----     ----     ----     ----     ----    ----
                                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities.................  $  252,165    401,450   334,922     53,449    83,165  73,292   59,914   65,016  51,847
Loans, net of unearned discount.......   2,354,937  2,115,641 2,083,223    314,977   255,114 156,303  201,426  176,341 180,068
Total assets..........................   2,869,648  2,761,173 2,671,979    410,110   370,917 257,834  300,984  267,152 266,571
Deposits..............................   2,623,157  2,533,837 2,394,279    363,422   325,562 223,435  264,425  231,175 233,710
Stockholders' equity..................     236,010    224,662   211,013     42,825    40,176  29,696   30,249   29,761  26,773
                                        ==========  =========  ========    =======   ======= =======   ====== ======== =======

Income statement information:

Interest income:
   Loans, external customers..........  $  180,731    181,585   177,255     22,540    16,233   9,538   12,411   14,456  15,421
   Loans, other operating segments
     and affiliates of First Banks....       8,981      3,894     1,931      5,390     1,183      --    4,777    1,521     178
   Investment securities..............      21,187     19,466    14,961      4,131     4,293   3,030    3,852    3,576   3,049
   Other..............................       1,470      2,569     4,090        483       707     621      674      546   1,355
                                        ----------  ---------  --------    -------   ------- -------   ------ -------- -------
       Total interest income..........     212,369    207,514   198,237     32,544    22,416  13,189   21,714   20,099  20,003
                                        ----------  ---------  --------    -------   ------- -------   ------ -------- -------

Interest expense:
   Deposits...........................     105,348    102,388    97,838     13,254     8,640   5,154    8,742    8,093   8,822
   Other..............................       6,427      8,399    12,743        101        89      14      158      286     464
   Intercompany funds charge (benefit)      (4,847)    (1,696)     (808)        --        --      --       --       --      --
                                        ----------   --------  --------    -------   ------- ------- -------- -------- -------
       Total interest expense.........     106,928    109,091   109,773     13,355     8,729   5,168    8,900    8,379   9,286
                                        ----------   --------  --------    -------   ------- ------- -------- -------- -------

   Net interest income................     105,441     98,423    88,464     19,189    13,687   8,021   12,814   11,720  10,717
Provision for possible loan losses....       7,250      7,300     4,615        565       500   1,405      335    1,500   1,000
                                        ----------   --------  --------    -------   ------- ------- -------- -------- -------
       Net interest income after provision
         for possible loan losses.....      98,191     91,123    83,849     18,624    13,187   6,616   12,479   10,220   9,717
                                        ----------   --------  --------    -------   ------- ------- -------- -------- -------
Noninterest income....................      21,883     16,637    12,273      2,732     1,847   1,813    1,790    1,901   1,888
Noninterest expense...................      72,312     62,410    66,706     15,548    10,356   8,634    8,749    6,960   8,501
                                        ----------  ---------  --------    -------   ------- ------- -------- -------- -------
       Net income before income taxes.      47,762     45,350    29,416      5,808     4,678    (205)   5,520    5,161   3,104

Provision (benefit) for income taxes..      16,267     14,860    10,884      2,736     2,027    (208)   1,888    1,815   1,168
                                        ----------  ---------  --------    -------   ------- -------  ------- -------- -------
       Income (loss) before minority
         interest in income
          of subsidiary..............       31,495     30,490    18,532      3,072     2,651       3    3,632    3,346   1,936
Minority interest income
     of subsidiary....................          --         --        --         --        --      --       --       --      --
                                        ----------   --------  --------    -------   ------- -------   ------  -------  ------
       Net income.....................  $   31,495     30,490    18,532      3,072     2,651       3    3,632    3,346   1,936
                                        ==========   ========  ========    =======   ======= =======   ======  =======  ======

-----------------
(1) Includes intercompany loan servicing fees of $1.0 million, $1.5 million and $1.6 million for years ended December 31 1998, 1997 and 1996, respectively.
(2) Includes $9.8 million and $7.3 million of guaranteed preferred debenture expense for the year ended December 31, 1998 and 1997, respectively. (See
     Note 8 to the consolidated financial statements).

     The business segment results shown below are consistent with First Banks' internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prominent in the banking and mortgage banking industries. Such principles and practices are summarized in
Note 1 to the consolidated financial statements. First Banks has no foreign operations.



                                                                   Corporate, other and
         First Bank & Trust           First Bank Mortgage       intercompany reclassifications        Consolidated Totals
         ------------------           -------------------       ------------------------------    --------------------------
     1998       1997      1996      1998     1997    1996        1998       1997      1996        1998       1997       1996
     ----       ----      ----      ----     ----    ----        ----       ----      ----        ----       ----       ----
                                             (dollars expressed in thousands)



   134,203   224,618    80,676   12,199       --       --      22,866     21,281     12,064      534,796    795,530     552,801
   573,562   385,251   310,929  135,619   69,853   37,251        (416)        --        195    3,580,105  3,002,200   2,767,969
   793,217   672,410   472,801  154,952   82,404   50,191      25,899     10,958    (30,222)   3,939,985  3,684,595   3,238,567
   701,406   598,560   400,388   35,873   26,131    2,748     (48,298)   (30,670)   (15,993)   4,554,810  4,165,014   3,689,154
    75,165    54,438    48,776    7,663    3,760    3,175    (128,549)  (121,260)   (68,044)     263,363    231,537     251,389
   =======   =======   =======  =======   ======   ======    ========   ========   ========    =========  =========    ========




   35,279     30,075    30,840    6,805    3,196    3,149      26,600      7,221      1,176      27,157      8,223        2,109

    8,009      1,624        --       --       --       --     (27,157)    (8,222)    (2,109)    257,209    244,543      235,270
   10,391      8,360     2,702      569       --       --         753        561        137      40,883     36,256       23,879
      781      2,586     1,038       --       --       --        (608)      (329)    (2,341)      2,800      6,079        4,763
   ------     ------    ------   ------   ------   ------    --------   --------   --------    --------   --------     --------
   54,460     42,645    34,580    7,374    3,196    3,149        (412)      (769)    (3,137)    328,049    295,101      266,021
   ------     ------    ------   ------   ------   ------    --------   ---------  --------    --------   --------     --------


   25,287     19,896    13,044       15       12       --        (591)      (368)      (121)    152,055    138,661      124,737
      834        508       618       --       --       --       2,793        888      3,094      10,313     10,170       16,933
       --         --        --    4,847    1,696      808          --         --         --          --         --           --
   ------     ------    ------    -----   ------   ------    --------   --------   --------    --------   --------     --------
   26,121     20,404    13,662    4,862    1,708      808       2,202        520      2,973     162,368    148,831      141,670
   ------     ------    ------   ------   ------   ------    --------   --------   --------    --------   --------     --------

   28,339     22,241    20,918    2,512    1,488    2,341      (2,614)    (1,289)    (6,110)    165,681    146,270      124,351
      850      2,000     4,474       --       --       --          --         --         --       9,000     11,300       11,494
   ------     ------    ------   ------   ------   ------    --------   --------   --------    --------   --------     --------

   27,489     20,241    16,444    2,512    1,488    2,341      (2,614)    (1,289)    (6,110)    156,681    134,970      112,857
   ------     ------    ------   ------   ------   ------    --------   --------   --------    --------   --------     --------
    3,800      3,269     2,723    7,699(1) 4,512(1) 4,197(1)   (1,407)    (2,469)    (2,173)     36,497     25,697       20,721
   22,808     15,720    16,765    7,436    4,160    4,506      11,851 (2) 10,681 (2)    629     138,704    110,287      105,741
   ------     ------    ------   ------   ------   ------    --------    --------  --------    --------     --------   --------
    8,481      7,790     2,402    2,775    1,840    2,032     (15,872)   (14,439)    (8,912)     54,474     50,380       27,837

    3,539      1,111    (1,521)     971      644      683      (5,708)    (4,374)    (4,046)     19,693     16,083        6,960
   ------     ------    ------    -----   ------   ------    --------   --------   --------    --------   --------     --------


    4,942      6,679     3,923    1,804    1,196    1,349     (10,164)   (10,065)    (4,866)     34,781     34,297       20,877

       --         --        --       --       --       --       1,271      1,270        659       1,271      1,270          659
   ------     ------    ------   ------   ------   ------    --------   --------   --------    --------   --------     --------
    4,942      6,679     3,923    1,804    1,196    1,349     (11,435)   (11,335)    (5,525)     33,510     33,027       20,218
   ======     ======    ======   ======   ======   ======    ========   ========   ========    ========   ========     ========


(21) PARENT COMPANY ONLY FINANCIAL INFORMATION

      Following are condensed balance sheets of First Banks, Inc. as of December 31, 1998 and 1997, and condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996:

                                                       CONDENSED BALANCE SHEETS

                                                                                               December 31,
                                                                                             ---------------
                                                                                             1998        1997
                                                                                             ----        ----
                                                                                     (dollars expressed in thousands)
                                       Assets
                                       ------

Cash deposited in subsidiary banks....................................................   $    4,775       8,327
Investment in subsidiaries, at equity.................................................      373,236     317,092
Investment securities.................................................................       19,317      27,781
Other assets..........................................................................       13,987      32,408
                                                                                         ----------  ----------
           Total assets...............................................................   $  411,315     385,608
                                                                                         ==========    ========

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Notes payable.........................................................................   $   50,048      55,144
Subordinated debentures payable to First Capital......................................       88,918      88,918
Accrued expenses and other liabilities................................................        8,986      10,009
                                                                                         ----------    --------
           Total liabilities..........................................................      147,952     154,071
Stockholders' equity..................................................................      263,363     231,537
                                                                                         ----------    --------
           Total liabilities and stockholders' equity.................................   $  411,315     385,608
                                                                                         ==========    ========


                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                  1998        1997        1996
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

Income:
    Dividends from subsidiaries...........................................    $  23,000      17,221      20,714
    Management fees from subsidiaries.....................................       10,154       9,010       7,393
    Other income..........................................................        2,796       3,094       1,684
                                                                              ---------      ------     -------
       Total income.......................................................       35,950      29,325      29,791
                                                                              ---------      ------     -------
Expenses:
    Interest expense......................................................        3,411       8,815       5,461
    Salaries and employee benefits........................................        7,307       7,072       5,538
    Legal and professional fees...........................................        1,988       1,765       1,978
    Other expenses........................................................       12,639       5,221       3,415
                                                                              ---------      ------     -------
       Total expenses.....................................................       25,345      22,873      16,392
                                                                              ---------      ------     -------
       Income before income tax benefit and equity in undistributed
         earnings of subsidiaries.........................................       10,605       6,452      13,399
Income tax benefit........................................................       (3,999)     (2,831)     (1,880)
                                                                              ---------      ------     -------
       Income before equity in undistributed earnings of subsidiaries.....       14,604       9,283      15,279
Equity in undistributed earnings of subsidiaries, net of dividends paid...       18,906      23,744       4,939
                                                                              ---------      ------     -------
       Net income.........................................................    $  33,510      33,027      20,218
                                                                              =========      ======     =======


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                              --------------------------------
                                                                              1998          1997           1996
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

Cash flows from operating activities:
    Net income.........................................................   $  33,510        33,027         20,218
    Adjustments to reconcile net income to net cash provided by operating activities:
         Net income of subsidiaries....................................     (42,107)      (41,015)       (25,610)
         Dividends from subsidiaries...................................      23,000        17,221         20,714
         Other, net....................................................       4,963        (2,773)          (998)
                                                                          ---------      --------        -------
           Net cash provided by operating activities...................      19,366         6,460         14,324
                                                                          ---------      --------        -------
Cash flows from investing activities:
    Decrease (increase) in investment securities.......................       3,000        (3,000)            --
    Investment in common securities of First Capital...................          --        (2,668)            --
    Acquisitions of subsidiaries.......................................     (31,586)           --             --
    Capital contributions to subsidiaries..............................          --          (190)          (200)
    Return of subsidiary capital.......................................          --         2,000          7,786
    Decrease (increase) in advances to subsidiaries....................      14,900          (121)          (950)
    Other, net.........................................................      (3,350)       (6,659)           268
                                                                          ---------      --------        -------
           Net cash provided by (used in) investing activities.........     (17,036)      (10,638)         6,904
                                                                          ---------      --------        -------
Cash flows from financing activities:
    Decrease in notes payable..........................................      (5,096)      (21,186)       (11,805)
    Increase in long term debt.........................................          --        88,918             --
    Payment of preferred stock dividends...............................        (786)       (5,066)        (5,728)
    Purchase and retirement of Class C preferred stock.................          --       (54,048)        (1,139)
                                                                          ---------      --------         ------
           Net cash provided by (used in) financing activities.........      (5,882)        8,618        (18,672)
                                                                          ----------     --------        -------
           Net increase (decrease) in cash and cash equivalents........      (3,552)        4,440          2,556
Cash and cash equivalents, beginning of year...........................       8,327         3,887          1,331
                                                                          ---------      --------        -------
Cash and cash equivalents, end of year.................................   $   4,775         8,327          3,887
                                                                          =========      ========        =======

(22) CONTINGENT LIABILITIES

         In the ordinary course of business, there are various legal proceedings pending against First Banks. Management, after consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the consolidated financial position or results of operations of First Banks.

(23) SUBSEQUENT EVENT

      On March 4, 1999, FBA completed its acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $184 million in total assets, $134 million in loans, net of unearned discount, $32 million of investment securities and $163 million in deposits at the acquisition date. Redwood Bank is operating as a subsidiary of FBA.

                        DIRECTORS AND EXECUTIVE OFFICERS





                                                           First Banks, Inc.


         James F. Dierberg              Chairman of the Board, President and Chief Executive Officer
         Allen H. Blake                 Director, Executive Vice President and Chief Operating and Financial Officer

         George J. Markos               Director; President, Profit Management Systems, Richardson, Texas
         Donald J. Gunn                 Director; Attorney-At-Law, Gunn and Gunn, Creve Coeur, Missouri
         John A. Schreiber              Executive Vice President and Chief Lending Officer
         Mark T. Turkcan                Executive Vice President, Consumer Lending and Mortgage Banking
         Donald W. Williams             Executive Vice President and Chief Credit Officer
         Thomas A. Bangert              Senior Vice President and Chief Operations Officer
         Laurence J. Brost              Senior Vice President and Controller

                                                         First Banks America, Inc.

         James F. Dierberg              Chairman of the Board, President and Chief Executive Officer
         Allen H. Blake                 Director,  Executive Vice President,  Chief Operating  Officer, Chief Financial  Officer and
                                        Secretary

         Charles A. Crocco, Jr.         Counsel to the law firm of Jackson & Nash, LLP, New York, New York.

         Albert M. Lavezzo              Director;  Partner  in the law firm of Favaro,  Lavezzo,  Gill,  Caretti & Neppell, Vallejo,
                                        California.

         Edward T. Story, Jr.           Director; President and Chief Executive Officer of SOCO International, Inc., Comfort, Texas.

         Ellen D. Schepman              Director

         Donald W. Williams             Director

         David F. Weaver                Executive Vice President





                                                                First Bank

         John A. Schreiber              Chairman of the Board, President and Chief Executive Officer
         Allen H. Blake                 Director, Secretary, Treasurer and Chief Financial Officer
         Thomas A. Bangert              Director and Senior Vice President
         Douglas R. Distler             Director, Senior Vice President and Regional President
         Donald W. Williams             Director and Executive Vice President
         Mark T. Turkcan                Director and Executive Vice President

                                                             First Bank & Trust

         Fred D. Jensen                 Chairman of the Board, President and Chief Executive Officer
         Karkutla "Bala" Balkrishna     Director, Senior Vice President-Commercial Banking
         Tom LaCroix                    Director, Senior Vice President-Commercial Banking
         Timothy M. Marme               Director, Central Coast Regional President
         Alan G. Rye                    Director, Senior Vice President-Commercial Real Estate
         Arleen R. Scavone              Director, Senior Vice President and Charter Retail Manager
         Donald W. Williams             Director
         Kathryn L. Perrine             Director, Senior Vice President and Chief Financial Officer
         Norman O. Broyer               Director, Senior Vice President and Chief Credit Officer

                                                          First Bank of California

         Terrance M. McCarthy           Chairman of the Board, President and Chief Executive Officer
         James E. Culleton              Director, Retired Chief Operating Officer and Secretary of the Company
         Albert M. Lavezzo              Director; Partner in the law firm of Favaro, Lavezzo, Gill,
                                        Caretti & Neppell, Vallejo, California

         Fred K. Sibley                 Director, Retired Bank President, Vallejo, California

         Gary M. Sanders                Director and Regional President

         Donald W. Williams             Director


                                                           First Bank Texas N.A.
                                                     (Formerly known as BankTEXAS N.A.)

         David F. Weaver                Chairman of the Board, President and Chief Executive Officer
         Donald W. Williams             Director
         Monica J. Rinehart             Director, Controller and Secretary
         Joseph Milcoun, Jr.            Director and Vice President, Retail Banking
         Arved E. White                 Director, Senior Vice President and Chief Lending Officer


                              INVESTOR INFORMATION

                             Stock Quotation Symbol
                         NASDAQ National Market System:

                          First Preferred Capital Trust

                                      FBNKO


                                           Market price (1)       Dividend
     1998                                High            Low      declared
     ----                                ----            ---      --------

     First Quarter                  $   27 7/8         26 3/4    $  .578125
     Second Quarter                     27 1/4         26           .578125
     Third Quarter                      27 3/4         25 1/4       .578125
     Fourth Quarter                     26 3/4         25 1/2       .578125
                                       =======         ======    ----------
                                                                 $ 2.312500
                                                                 ==========



                                           Market price (1)       Dividend
     1997                                High           Low       declared
     ----                                ----           ---       --------

     First Quarter                    $ 26 1/8         25        $  .385425
     Second Quarter                     26 3/4         25 1/8       .578125
     Third Quarter                      27             25 5/8       .578125
     Fourth Quarter                     28 3/4         25 7/8       .578125
                                      ========         ======    ----------
                                                                 $ 2.119800
                                                                 ==========
-------------------
(1) Per NASDAQ National Market System.

     Dividends are scheduled to be paid the last day of March, June, September and December.




     A copy of the First Banks, Inc. Annual Report on Form 10-K as filed with the Securities and Exchange Commission may be obtained without charge upon written request. Please direct your request to the following address.

     Allen H. Blake                          Transfer Agent
     Executive Vice President and            ChaseMellon Shareholder
       Chief  Operating and                     Services L.L.C.
       Financial Officer                        85 Challenger Road
     First Banks, Inc.                       Overpeck Centre
     11901 Olive Boulevard                   Ridgefield Park, New Jersey 07660
     Creve Coeur, Missouri  63141            (888) 213-0965
     (314) 995-8700                          www.chasemellon.com

                                  EXHIBIT 21.1



                                First Banks, Inc.

                            Significant Subsidiaries


The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization.

                                                  Jurisdiction of Incorporation
    Name of Subsidiary                                   of Organization
    ------------------                                   ---------------

    First Bank                                              Missouri
    CCB Bancorp, Inc. (1)                                  California
    First Banks America, Inc. (2)                           Delaware
------------
(1) CCB Bancorp, Inc. is the parent company of First Bank & Trust, a California state chartered bank.
(2) First Banks America, Inc., a majority owned subsidiary of First Banks, is the parent company of First Bank Texas N.A., a national association, and First Bank of California, a state chartered bank.