Form 10-Q
period 1999-03-31
FIRST BANKS INC
filed 1999-05-14
CIK 710507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

    -----------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No
                             ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                  Class                              April 30, 1999
                  -----                              --------------

      Common Stock, $250.00 par value                    23,661

                                                 First Banks, Inc.

                                                       INDEX


                                                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998......................................................       -1-
                  Consolidated Statements of Income for the three
                      months ended March 31, 1999 and 1998.......................................       -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                      Comprehensive  Income for the three months ended March 31,
                      1999 and 1998 and the nine months ended
                      December 31, 1998..........................................................       -4-
                  Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1999 and 1998..............................................       -5-
                  Notes to Consolidated Financial Statements.....................................       -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................      -11-


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................      -22-


SIGNATURES.......................................................................................      -23-







                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                                  ----                ----


                                   ASSETS
                                   ------

Cash and cash equivalents:
   Cash and due from banks...............................................    $   148,432             174,329
   Interest-bearing deposits with other financial
    institutions with maturities of three months or less.................          2,085               3,733
   Federal funds sold....................................................         27,700              36,700
                                                                             -----------          ----------
         Total cash and cash equivalents.................................        178,217             214,762
                                                                             -----------          ----------

Investment securities:
   Trading, at fair value................................................             --               3,425
   Available for sale, at fair value.....................................        442,272             509,695
   Held to maturity, at amortized cost (fair value of
      $23,376 and $22,568 at March 31, 1999 and
      December 31,1998, respectively)....................................         22,650              21,676
                                                                             -----------          ----------
         Total investment securities.....................................        464,922             534,796
                                                                             -----------          ----------

Loans:
   Commercial, financial and agricultural................................        937,633             920,007
   Real estate construction and development..............................        791,534             720,910
   Real estate mortgage..................................................      1,615,842           1,529,177
   Consumer and installment .............................................        300,679             282,549
   Loans held for sale...................................................        125,324             135,619
                                                                             -----------          ----------
       Total loans ......................................................      3,771,012           3,588,262
   Unearned discount.....................................................         (6,604)             (8,157)
   Allowance for possible loan losses....................................        (65,239)            (60,970)
                                                                             -----------          ----------
         Net loans.......................................................      3,699,169           3,519,135
                                                                             -----------          ----------

Bank premises and equipment, net of accumulated
   depreciation and amortization.........................................         70,478              63,848
Intangibles associated with the purchase of subsidiaries.................         44,045              36,534
Mortgage servicing rights, net of amortization...........................          9,838               9,825
Accrued interest receivable..............................................         27,778              28,465
Other real estate........................................................          3,376               3,709
Deferred income taxes....................................................         50,489              46,848
Other assets.............................................................         86,322              96,888
                                                                             -----------          ----------
         Total assets....................................................    $ 4,634,634           4,554,810
                                                                             ===========          ==========


                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                             March 31,              December 31,
                                                                               1999                    1998
                                                                               ----                    ----


                             LIABILITIES
                             -----------

Deposits:
    Demand:
      Non-interest-bearing............................................     $   540,589                 561,383
      Interest-bearing................................................         366,960                 377,435
    Savings...........................................................       1,288,518               1,198,567
    Time:
      Time deposits of $100 or more...................................         240,466                 219,996
      Other time deposits.............................................       1,627,892               1,582,604
                                                                           -----------             -----------
         Total deposits...............................................       4,064,425               3,939,985
Other borrowings......................................................          67,376                 121,331
Notes payable.........................................................          50,000                  50,048
Accrued interest payable..............................................           9,855                   5,817
Deferred income taxes.................................................          11,887                  10,920
Accrued and other liabilities.........................................          24,737                  20,652
Minority interest in subsidiary.......................................          11,768                  15,251
                                                                           -----------             -----------
         Total liabilities............................................       4,240,048               4,164,004
                                                                           -----------             -----------

Guaranteed preferred beneficial interests in:
   First Banks, Inc. subordinated debenture...........................          83,315                  83,288
   First Banks America, Inc. subordinated debenture...................          44,171                  44,155
                                                                           -----------             -----------
         Total guaranteed preferred beneficial interests in
           subordinated debentures....................................         127,486                 127,443
                                                                           -----------             -----------

                             STOCKHOLDERS' EQUITY
                             --------------------

Preferred stock:
    $1.00 par value, 5,000,000 shares authorized; no shares issued
       and outstanding at March 31, 1999 and December 31, 1998........              --                      --
    Class A convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding.......          12,822                  12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares
       authorized; 160,505 shares issued and outstanding..............             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding...................           5,915                   5,915
Capital surplus.......................................................           2,815                     780
Retained earnings.....................................................         235,942                 231,867
Accumulated other comprehensive income................................           9,365                  11,738
                                                                           -----------             -----------
               Total stockholders' equity.............................         267,100                 263,363
                                                                           -----------             -----------
               Total liabilities and stockholders' equity.............     $ 4,634,634               4,554,810
                                                                           ===========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                                   1999          1998
                                                                                                   ----          ----

Interest income:
     Interest and fees on loans..............................................................   $ 74,675       66,738
     Investment securities...................................................................      7,662       11,056
     Federal funds sold and other............................................................        223        1,136
                                                                                                --------     --------
           Total interest income.............................................................     82,560       78,930
                                                                                                --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................................      1,114        1,474
       Savings...............................................................................     10,929        9,553
       Time deposits of $100 or more.........................................................      2,775        3,044
       Other time deposits...................................................................     21,130       24,017
     Interest rate exchange agreements, net..................................................      1,283          989
     Notes payable and other borrowings......................................................      1,735        1,524
                                                                                                --------     --------
           Total interest expense............................................................     38,966       40,601
                                                                                                --------     --------
           Net interest income...............................................................     43,594       38,329
                                                                                                --------     --------
Provision for possible loan losses...........................................................      2,490        2,100
                                                                                                --------     --------
           Net interest income after provision for possible loan losses......................     41,104       36,229
                                                                                                --------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........................      3,882        3,375
     Credit card fees........................................................................         26          862
     Loan servicing fees, net................................................................        221          299
     Gain on mortgage loans sold and held for sale...........................................      2,332        1,038
     Net gain on sales of available-for-sale securities......................................        677           92
     Net gain (loss) on sales of trading securities..........................................       (303)          58
     Other...................................................................................      2,768        2,070
                                                                                                --------     --------
           Total noninterest income..........................................................      9,603        7,794
                                                                                                --------     --------
Noninterest expense:
     Salaries and employee benefits..........................................................     14,502       12,879
     Occupancy, net of rental income.........................................................      2,883        2,423
     Furniture and equipment.................................................................      1,901        1,587
     Federal Deposit Insurance Corporation premiums..........................................        332          375
     Postage, printing and supplies..........................................................      1,142        1,406
     Data processing fees....................................................................      4,536        2,966
     Legal, examination and professional fees................................................      1,320        1,056
     Credit card.............................................................................        168          792
     Communications..........................................................................        681          726
     Advertising and business development....................................................        659          865
     Gain (loss) on sales of other real estate, net of expenses..............................        (53)         380
     Guaranteed preferred debentures.........................................................      3,014        2,021
     Other...................................................................................      4,402        4,583
                                                                                                --------     --------
           Total noninterest expense.........................................................     35,487       32,059
                                                                                                --------     --------
           Income before provision for income taxes and minority interest in income
              of subsidiary..................................................................     15,220       11,964
Provision for income taxes...................................................................      5,638        4,256
                                                                                                --------     --------
           Income before minority interest in income of subsidiary...........................      9,582        7,708
Minority interest in income of subsidiary....................................................        311          342
                                                                                                --------     --------
           Net income........................................................................      9,271        7,366
Preferred stock dividends....................................................................        196          197
                                                                                                --------     --------
           Net income available to common stockholders.......................................   $  9,075        7,169
                                                                                                ========     ========
Earnings per share:
     Basic...................................................................................   $ 383.52       302.99
     Diluted.................................................................................     372.57       293.85
                                                                                                ========     ========
Weighted average shares of common stock outstanding..........................................     23,661       23,661
                                                                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
         Consolidated Statements of Changes in Stockholders' Equity and
                        Comprehensive Income (unaudited)
             (dollars expressed in thousands, except per share data)
        Three months ended March 31, 1999 and 1998 and nine months ended
                               December 31, 1998


                                                                                                                    Accu-
                                                                Adjustable rate                                    mulated
                                                                preferred stock                                     other   Total
                                                                ---------------
                                                              Class A                            Compre-           compre- stock-
                                                              conver-           Common   Capital hensive Retained  hensiveholders'
                                                               tible  Class B    stock   surplus income  earnings  income  equity
                                                               -----  -------    -----   --------------  --------  ------  ------

Consolidated balances, January 1,1998.....................  $12,822     241      5,915   3,978           199,143  9,438  231,537
Three months ended March 31, 1998:
     Comprehensive income:
       Net income.........................................       --      --        --       --    7,366    7,366   --      7,366
       Other comprehensive income net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2)................       --      --        --       --      992      --     992      992
                                                                                                -------
       Comprehensive income...............................                                        8,358
                                                                                                =======
     Class A preferred stock dividends, $.30 per share....       --      --        --       --             (193)     --     (193)
     Class B preferred stock dividends, $.03 per share....       --      --        --       --               (4)     --       (4)
     Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (1,460)              --      --   (1,460)
                                                            -------     ---      ----   ------          -------  ------ --------
Consolidated balances, March 31, 1998.....................   12,822     241     5,915    2,518          206,312  10,430  238,238
Nine months ended December 31, 1998: Comprehensive income:
       Net income.........................................       --      --        --       --   26,144  26,144      --   26,144
       Other comprehensive income, net of tax (1) -
         Unrealized gains on securities, net of
           reclassification adjustment (2)................       --      --        --       --    1,308      --   1,308    1,308
                                                                                                -------
       Comprehensive income...............................                                       27,452
                                                                                                =======
    Class A preferred stock dividends, $.90 per share.....       --      --        --       --             (576)     --     (576)
    Class B preferred stock dividends, $.08 per share.....       --      --        --       --              (13)     --      (13)
    Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (1,738)              --      --   (1,738)
                                                            -------     ---      ----   ------          -------  ------ --------
Consolidated balances, December 31, 1998..................   12,822     241     5,915      780          231,867  11,738  263,363
Three months ended March 31, 1999: Comprehensive income:
       Net income.........................................       --      --        --       --    9,271   9,271      --    9,271
       Other comprehensive income, net of tax (1) -
         Unrealized losses on securities, net of
           reclassification adjustment (2) ...............       --      --        --       --   (2,373)     --   (2,373) (2,373)
                                                                                                -------
       Comprehensive income...............................                                        6,898
                                                                                                =======
    Class A preferred stock dividends, $.30 per share.....       --      --        --       --             (192)     --     (192)
    Class B preferred stock dividends, $.03 per share.....       --      --        --       --               (4)     --       (4)
    Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (2,965)              --      --   (2,965)
    Reclassification of retained earnings.................       --      --        --    5,000           (5,000)     --       --
                                                            -------     ---     -----   ------          -------   ----- --------
Consolidated balances, March 31, 1999.....................  $12,822     241     5,915    2,815          235,942   9,365  267,100
                                                           ========    ====     =====   ======          =======   ===== ========
----------------------------
(1) Components of other comprehensive income are shown net of tax.
(2) Disclosure of reclassification adjustment:

                                                                                        Three months ended   Nine months ended
                                                                                            March 31,          December 31,
                                                                                       ---------------        ---------------
                                                                                           1999    1998            1998
                                                                                           ----    ----            ----

     Unrealized gains (losses) arising during the period............................  $  (1,934)   1,052          2,201
     Less: reclassification adjustment for gains included in net income.............        439       60            893
                                                                                        -------    -----          -----
     Unrealized gain (loss) on securities...........................................  $  (2,373)     992          1,308
                                                                                        =======    =====          =====


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                     1999              1998
                                                                                     ----              ----
Cash flows from operating activities:
     Net income.............................................................      $  9,271             7,366
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of bank premises
            and equipment...................................................         1,596             1,245
         Amortization, net of accretion.....................................         3,066             2,580
         Originations and purchases of loans held for sale..................      (161,378)         (102,010)
         Proceeds from the sale of loans held for sale......................       168,532            46,525
         Provision for possible loan losses.................................         2,490             2,100
         Provision for income taxes.........................................         5,638             4,256
         Payments of income taxes...........................................        (1,491)           (2,149)
         Decrease in accrued interest receivable ...........................         1,557               848
         Net decrease (increase) in trading securities......................         3,425            (2,456)
         Interest accrued on liabilities....................................        38,966            40,601
         Payments of interest on liabilities................................       (35,861)          (40,455)
         Gain on sale of branch facility....................................          (247)               --
         Net gain on sales of available for sale securities.................          (677)              (92)
         Other operating activities, net....................................           456             1,346
         Minority interest in income of subsidiary..........................           311               342
                                                                                  --------          --------
              Net cash provided by (used in) operating activities...........        35,654           (39,953)
                                                                                  --------          --------
Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash and cash
       equivalents received (paid)..........................................       (17,245)           16,895
     Proceeds from sales of investment securities available for sale........        49,467             4,000
     Maturities of investment securities available for sale.................        54,682           141,989
     Maturities of investment securities held to maturity...................           998               641
     Purchases of investment securities available for sale..................        (7,297)          (78,547)
     Purchases of investment securities held to maturity....................        (1,982)             (800)
     Net increase in loans..................................................       (48,315)           (9,814)
     Recoveries of loans previously charged-off ............................         2,224             2,605
     Purchases of bank premises and equipment...............................        (6,717)           (4,180)
     Other investing activities.............................................        (5,543)           (1,982)
                                                                                  --------          --------
              Net cash provided by investing activities.....................        20,272            70,807
                                                                                  --------          --------
Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.....................       (37,729)           55,634
     Increase in time deposits..............................................         2,311            33,912
     Decrease in Federal Home Loan Bank advances............................       (50,000)           (1,220)
     (Decrease) increase in securities sold under agreements
       to repurchase........................................................        (3,955)            9,246
     Decrease in notes payable..............................................           (48)           (1,548)
     Payment of preferred stock dividends...................................          (196)             (197)
     Sale of branch facility................................................        (2,854)               --
                                                                                  --------          --------
              Net cash (used in) provided by financing activities ..........       (92,471)           95,827
                                                                                  --------          --------
              Net (decrease) increase in cash and cash equivalents .........       (36,545)          126,681
Cash and cash equivalents, beginning of period .............................       214,762           168,480
                                                                                  --------           -------
Cash and cash equivalents, end of period....................................      $178,217           295,161
                                                                                  ========           =======

Noncash investing and financing activities:
     Loans transferred to other real estate.................................      $    317             1,613
                                                                                  ========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

         First Banks operates through its subsidiary bank holding companies and financial institututions (collectively referred to as the Subsidiary Banks) as follows:

  First Bank, headquartered in St. Louis County, Missouri (First Bank)
  First Banks America, Inc., headquartered in St. Louis County, Missouri (FBA), and its wholly owned subsidiaries:
          First Bank Texas N.A., headquartered in Houston, Texas (FB Texas) First Bank of California, headquartered in Roseville, California (FB
                California)
          Redwood Bancorp, headquartered in San Francisco, California (Redwood), and its wholly owned subsidiary:
                   Redwood Bank, headquartered in San Francisco, California
                    (Redwood Bank)
  CCB Bancorp, Inc., headquartered in Newport Beach, California (CCB), and its wholly owned subsidiary:
          First Bank & Trust, headquartered in Newport Beach, California (FB&T).

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.84% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.34% of the outstanding voting stock of FBA. At March 31, 1999, First Banks' ownership interest in FBA remained at 82.34%.

 (2)     Acquisitions

         On March 4, 1999, FBA completed its acquisition of Redwood and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $9.4 million and is being amortized over 15 years. The acquisition was funded from available proceeds from the sale of the 8.50% Guaranteed Preferred Beneficial Interest in First Banks America, Inc. Subordinated Debenture completed in July 1998. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 million in investment securities and $162.9 million in deposits at the acquisition date.

         First Banks, Century Holding Corporation (CHC) and Century Bank executed a stock purchase agreement (Agreement) on May 7, 1999, providing for the acquisition of Century Bank, Beverly Hills, California (Century Bank). Under the Agreement, First Banks will purchase from CHC all of the issued and outstanding capital stock of Century Bank for an estimated purchase price of $31.5 million. Century Bank operates six commercial banking locations in Beverly Hills, Los Angeles, Santa Monica, Marina del Rey, Encino and San Francisco, California. At March 31, 1999, Century Bank had $160.3 million in total assets, $80.9 million in loans, net of unearned discount, $42.1 million in investment securities and $133.7 million in deposits. First Banks expects the transaction, which is subject to regulatory approvals, to be completed during the third quarter of 1999.

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

         Quantitative measures established by regulations to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain certain minimum ratios. First Banks and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 risk-weighted asset ratio of at least 6.00%, and a leverage ratio of at least 5.00%. As of December 31, 1997, the date of the most recent notification from First Banks' primary regulator, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of March 31, 1999, First Banks and the Subsidiary Banks were well capitalized.

         At March 31, 1999 and December 31, 1998, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk based capital ratios
                                                      -------------------------
                                                   Total                     Tier 1                Leverage Ratio
                                                   -----                     ------                --------------
                                              1999       1998           1999      1998              1999    1998
                                              ----       ----           ----      ----              ----    ----

         First Banks......................   10.04%     10.28%          8.64%     9.03%            7.68%    7.77%
         First Bank.......................   10.21      10.01           8.95      8.75             7.66     7.46
         FB&T.............................   10.40      10.39           9.15      9.13             7.76     7.60
         FB Texas.........................   11.02      11.37           9.76     10.11             9.20     9.15
         FB California....................   10.92      10.63           9.66      9.37             8.94     8.34
         Redwood Bank (1).................   10.92        --            9.98       --              8.30      --

         -----------------------
         (1) Redwood Bank was acquired by FBA on March 4, 1999.

(4)      Business Segment Results

         First Banks' business segments are First Bank, FB California, Redwood Bank, FB Texas, FB&T and First Bank Mortgage (FBM). The reportable business segments are consistent with the management structure of First Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, First Bank, FB California, Redwood Bank, FB Texas and FB&T provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri and Illinois (First
Bank), southern California (FB&T), the San Francisco - Sacramento corridor of northern California (FB California and Redwood Bank) and Houston, Dallas, Irving and McKinney, Texas (FB Texas). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between these operating segments of First Banks. There are no foreign operations.

         FBM conducts the mortgage banking activities of First Banks. The mortgage banking activities consist primarily of the origination and purchase of conforming and nonconforming residential real estate loans, which are generally sold into the secondary market. The related mortgage servicing rights are generally maintained for conforming loans while the nonconforming loans are sold on a servicing released basis. FBM's revenues include the interest earned while loans are held pending sale, net gains on the sale of loans, and mortgage loan servicing fees earned from its loan servicing portfolio. The products and services are offered to customers primarily within First Banks' four geographic areas. FBM also services certain residential real estate loans for the Subsidiary Banks for which it receives loan servicing fees.

         The business segment results are summarized below and are consistent with First Banks' internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices predominant in the banking and mortgage banking industries. The balance sheet information is presented as of March 31, 1999 and December 31, 1998, and the statement of income information is presented for the three months ended March 31, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired by FBA on March 4, 1999, for the period subsequent to the acquisition date.



                                              First Bank            FB California         Redwood Bank (1)         FB Texas
                                      -----------------------  --------------------- ---------------------- ---------------------
                                      March 31,  December 31,  March 31, December 31, March 31,  December 31, March 31, December 31,
                                        1999         1998       1999         1998        1999        1998      1999        1998
                                        ----         ----       ----         ----        ----        ----      ----        ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities................. $  213,349     252,165     45,837      53,449       32,891       --      35,917     59,914
Loans, net of unearned discount         2,379,568   2,354,937    327,589     314,977      138,601       --     221,150    201,426
Total assets..........................  2,829,735   2,869,648    404,343     410,110      194,084       --     284,592    300,984
Deposits..............................  2,621,417   2,623,157    348,218     363,422      167,160       --     245,377    264,425
Stockholders' equity.................. $  245,936     236,010     42,960      42,825       25,593       --      30,397     30,249
                                       ==========   =========   ========    ========    =========   ======    ========   ========






                                              First Bank              FB California        Redwood Bank (1)         FB Texas
                                         --------------------     ------------------     ------------------    -----------------
                                          Three months ended       Three months ended     Three months ended   Three months ended
                                               March 31,                March 31,             March 31,             March 31,
                                         --------------------      ------------------    --------------------  ------------------
                                          1999          1998        1999        1998        1999        1998     1999       1998
                                          ----          ----        ----        ----        ----        ----     ----       ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income....................... $   51,471      52,307       8,000      7,757        1,180         --     5,542      5,237
Interest expense......................     25,327      26,853       3,079      3,316          442         --     2,162      2,100
                                       ----------    --------     -------     ------         ----      -----    ------     ------
   Net interest income................     26,144      25,454       4,921      4,441          738         --     3,380      3,137
Provision for possible loan losses....      2,100       1,600          60        150           --         --        30        150
                                       ----------    --------     -------     ------         ----      -----    ------     ------
   Net interest income after provision
     for possible loan losses.........     24,044      23,854       4,861      4,291          738         --     3,350      2,987
                                       ----------    --------     -------     ------         ----      -----    ------     ------
Noninterest income (2)................      4,694       4,049         609        713           26                  543        379
Noninterest expense (3)...............     16,705      17,397       3,699      3,730          438         --     2,279      2,203
                                       ----------   ---------     -------     ------         ----      -----    ------     ------
   Income before provision for income
     taxes and minority interest in
     income of subsidiary.............     12,033      10,506       1,771      1,274          326         --     1,614      1,163
Provision for income taxes............      4,121       3,560         787        535          164         --       555        410
                                       ----------   ---------     -------     ------         ----      -----    ------     ------
   Income before minority interest
     in income of subsidiary..........      7,912       6,946         984        739          162         --     1,059        753
Minority interest in income of subsidiary                  --          --         --           --         --        --         --
                                       ----------   ---------     -------     ------         ----      -----    ------     ------
   Net income......................... $    7,912       6,946         984        739          162         --     1,059        753
                                       ==========   =========     =======     ======         ====      =====    ======     ======

-----------------
(1   Redwood Bank was acquired by FBA on March 4, 1999.
(2) FBM includes intercompany loan servicing fees of $169,000 and $324,000 for the three months ended March 31, 1999 and 1998, respectively.
(3) Corporate and other includes $2.0 million and $1.3 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.0 million and $700,000 for the three months ended March 31, 1999 and 1998, respectively.








                                                                   Corporate, other and
               FB&T                          FBM               intercompany reclassifications         Consolidated Totals
     --------------------------     ----------------------     ------------------------------         -------------------
     March 31,     December 31,     March 31, December 31,        March 31,    December 31,        March 31,     December 31,
      1999             1998           1999         1998             1999           1998              1999            1998
      ----             ----           ----         ----             ----           ----              ----            ----
                                              (dollars expressed in thousands)



       102,701        134,203        12,135         12,199         22,092          22,866          464,922          534,796
       566,374        573,562       129,027        135,619          2,099            (416)       3,764,408        3,580,105
       761,684        793,217       145,093        154,952         15,103          25,899        4,634,634        4,554,810
       670,818        701,406        28,483         35,873        (17,048)        (48,298)       4,064,425        3,939,985
        74,533         75,165         2,417          7,663       (154,736)       (128,549)         267,100          263,363
      ========       ========      ========       ========       ========        ========       ==========         ========



                                                                   Corporate, other and
               FB&T                            FBM               intercompany reclassifications      Consolidated Totals
     ------------------------        ---------------------       ------------------------------      -------------------
        Three months ended             Three months ended            Three months ended               Three months ended
              March 31,                     March 31,                     March 31,                        March 31,
     ------------------------        ---------------------       ---------------------------      -------------------------
     1999               1998         1999            1998           1999            1998           1999             1998
     ----               ----         ----            ----           ----            ----           ----             ----
                                              (dollars expressed in thousands)



    14,341             12,398         2,007           1,315            19             (84)          82,560           78,930
     6,199              6,494         1,340             941           417             897           38,966           40,601
   -------           --------      --------       ---------      --------         -------       ----------         --------
     8,142              5,904           667             374          (398)           (981)          43,594           38,329
       300                200            --              --            --              --            2,490            2,100
   -------           --------      --------       ---------      --------         -------       ----------         --------

     7,842              5,704           667             374          (398)           (981)          41,104           36,229
   -------           --------      --------       ---------      --------         -------       ----------         --------
     1,243                757         2,725           1,718          (237)            178            9,603            7,794
     6,552              4,768         2,315           1,225         3,499           2,736           35,487           32,059
   -------           --------      --------       ---------      --------         -------       ----------         --------


     2,533              1,693         1,077             867        (4,134)         (3,539)          15,220           11,964
     1,123                510           377             303        (1,489)         (1,062)           5,638            4,256
   -------           --------      --------       ---------      --------         -------       ----------         --------

     1,410              1,183           700             564        (2,645)         (2,477)           9,582            7,708
        --                 --            --              --           311             342              311              342
   -------           --------      --------       ---------      --------         -------       ----------         --------
     1,410              1,183           700             564        (2,956)         (2,819)           9,271            7,366
   =======           ========      ========       =========      ========         =======       ==========         ========


                 Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of First Banks. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on First Banks including, but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; and the ability of First Banks to respond to changes in technology, including effects of the Year 2000 problem. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Additional factors potentially affecting First Banks' results were identified in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At March 31, 1999, First Banks had $4.6 billion in total assets; $3.8 billion in total loans, net of unearned discount; $4.1 billion in total deposits; and $267.1 million in total stockholders' equity.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services.

         The following table lists the Subsidiary Banks at March 31, 1999:


                                             Number of                             Loans, net of          Total
               Subsidiary Banks              locations          Total assets     unearned discount      deposits
               ----------------              ---------          ------------     -----------------      --------
                                                                        (dollars expressed in thousands)

First Bank..............................        97              $ 2,974,828           2,508,595        2,649,900
CCB:
     FB&T...............................        21                  761,684             566,374          670,818
FBA:
     FB California......................        10                  404,343             327,589          348,218
     FB Texas...........................         6                  284,592             221,150          245,377
     Redwood:
         Redwood Bank...................         4                  194,084             138,601          167,160



                               Financial Condition

         First Banks' total assets increased by $79.8 million to $4.63 billion from $4.55 billion at March 31, 1999 and December 31, 1998, respectively. As discussed in Note 2 to the accompanying consolidated financial statements, the acquisition of Redwood provided assets of $183.9 million. In addition, net loans, excluding the $134.4 million of loans acquired from Redwood, increased $49.9 million, which is discussed under "--Lending and Credit Management" of this Form 10-Q. Offsetting this increase was a reduction in cash and due from banks precipitated by the purchase of Redwood, and a reduction in investment securities and federal funds sold of $69.9 million and $9.0 million, respectively, which provided additional sources of funds for the loan growth. Total deposits, excluding the deposits provided by the acquisition of Redwood, and other borrowings decreased by $38.5 million and $54.0 million, respectively. The decrease in other borrowings was comprised primarily of Federal Home Loan Bank advances.


                              Results of Operations

Net Income

         Net income was $9.27 million, or $372.57 per share on a diluted basis, for the three months ended March 31, 1999, compared to $7.37 million, or $293.85 per share on a diluted basis, for the same period in 1998. The improvement in First Banks' earnings was primarily a result of increased net interest income and noninterest income, which was partially offset by increased operating expenses. The increased net interest income reflects an increase in average interest-earning assets and the continued realignment of the composition of interest-bearing liabilities. The improvement in interest-earning assets results primarily from the continued growth and diversification of the loan portfolio, while the improvement in interest-bearing liabilities results primarily from competitive pricing and enhanced products and services. The improved net interest income was partially offset by a reduction in the yield on the loan portfolio from 8.93% to 8.36% at March 31, 1999 and 1998, respectively. This reduction reflects the overall decline in prime rate experienced during the fourth quarter of 1998.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $43.8 million, or 4.28% of average interest-earning assets, for the three months ended March 31, 1999, from $38.5 million, or 4.05% of average interest-earning assets, for the same period in 1998.

         The increased net interest income for 1999 is attributable to the increase in average interest-earning assets of $292.4 million for the three months ended March 31, 1999, in comparison to the same period in 1998. The increase is primarily attributable to loans, which increased on average by $591.8 million for the three months ended March 31, 1999, over the same period in 1998. Contributing further to the improved net interest income was the decrease in the cost of interest-bearing liabilities to 4.45% from 4.90% for the three months ended March 31, 1999 and 1998, respectively. This reflects the continual process of realigning the deposit portfolios of acquired entities, the overall increase in the percentage of savings deposits to total deposits, competitive pricing and enhanced products and services.

         Offsetting the increase in net interest income is the amortization and periodic costs of hedging the interest rate risk position of First Banks. The cost of hedging totaled $1.3 million and $975,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in the cost of hedging for the three months ended March 31, 1999 in comparison to the same period in 1998 is primarily reflective of the liquidation of a portion of the underlying interest-bearing liabilities. This liquidation resulted in the additional recognition of a portion of the related deferred losses on previously terminated interest rate exchange agreements. As more fully discussed in the "--Interest Rate Risk Management" section of this Form 10-Q, First Banks increased the use of interest rate exchange agreements in 1998 to offset the increasing exposure to continued reductions in interest rates on its financial condition and results of operations.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 1999 and 1998:

                                                                              Three months ended March 31,
                                                         -----------------------------------------------------------------
                                                                       1999                               1998
                                                         ------------------------------       ----------------------------
                                                                     Interest                            Interest
                                                         Average     income/    Yield/        Average     income/   Yield/
                                                         balance      expense    rate         balance     expense    rate
                                                         -------      -------    ----         -------     -------    ----
                                                                        (dollars expressed in thousands)
                 Assets
                 ------

Interest-earning assets:
   Loans (1)(2)(3)(4)..............................  $ 3,625,581      74,761     8.36%    $3,033,759      66,815    8.93%
   Investment securities (4).......................      510,844       7,807     6.20        742,338      11,196    6.12
   Federal funds sold..............................       14,854         193     5.27         79,285       1,071    5.48
   Other...........................................        1,074          30    11.33          4,611          65    5.72
                                                      ----------      ------               ---------     -------
         Total interest-earning assets.............    4,152,353      82,791     8.09      3,859,993      79,147    8.32
                                                                      ------                              ------
Nonearning assets..................................      343,402                             293,435
                                                     -----------                          ----------
         Total assets..............................  $ 4,495,755                          $4,153,428
                                                     ===========                          ==========

       Liabilities and Stockholders' Equity
       ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand deposits..............  $   371,174       1,114     1.22%    $  350,580       1,474    1.71%
     Savings deposits..............................    1,212,273      10,929     3.66        966,069       9,553    4.01
     Time deposits of $100 or more (3).............      213,461       2,918     5.54        210,119       3,148    6.08
     Other time deposits (3).......................    1,618,772      22,214     5.57      1,730,597      24,877    5.83
                                                       ---------      ------               ---------      ------
         Total interest-bearing deposits...........    3,415,680      37,175     4.41      3,257,365      39,052    4.86
   Federal funds purchased, repurchase
     agreements and Federal Home Loan
     Bank advances (3).............................       83,256         998     4.86         48,873         579    4.80
   Notes payable and other.........................       50,001         793     6.43         54,623         970    7.20
                                                      ----------      ------               ---------      ------
         Total interest-bearing liabilities........    3,548,937      38,966     4.45      3,360,861      40,601    4.90
Noninterest-bearing liabilities:
   Demand deposits.................................      508,451                             429,015
   Other liabilities...............................      171,607                             129,149
                                                     -----------                          ----------
         Total liabilities.........................    4,228,995                           3,919,025
Stockholders' equity...............................      266,760                             234,403
                                                     -----------                          ----------
         Total liabilities and
          stockholders' equity.....................  $ 4,495,755                          $4,153,428
                                                     ===========                          ==========
Net interest income................................                   43,825                              38,546
                                                                      ======                              ======
Net interest margin................................                              4.28%                              4.05%
                                                                                 ====                               ====

--------------------------
(1)  Nonaccrual  loans are  included in the average loan  amounts.
(2)  Interest income on loans  includes  loan fees.
(3)  Includes the effects of interest rate exchange agreements.
(4)  Information is presented on a  tax-equivalent  basis assuming a tax rate of
     35%.  The  tax-equivalent   adjustments  were  approximately  $202,000  and
     $217,000 for the three months ended March 31, 1999 and 1998, respectively.

Provision for Possible Loan Losses

         The provision for possible loan losses was $2.5 million compared to $2.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase in the provision for possible loan losses reflects continued growth and diversification of the loan portfolio coupled with an increase in nonperforming loans during the first quarter of 1999. In addition, for the three months ended March 31, 1999, First Banks experienced net loan recoveries of $313,000, in comparison to net loan recoveries of $549,000 for the same period in 1998. The acquisition of Redwood, completed on March 4, 1999, provided $1.5 million in additional allowance for possible loan losses, while the acquisition of Pacific Bay Bank, completed on February 2, 1998, provided $885,000 in additional allowance for possible loan losses.


         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $9.6 million for the three months ended March 31, 1999, in comparison to $7.8 million for the same period in 1998. Noninterest income consists primarily of service charges on deposit accounts, gains on mortgage loans sold and held for sale, and other non-yield related customer service fees.

         Service charges on deposit accounts and customer service fees were $3.9 million for the three months ended March 31, 1999, compared to $3.4 million for the same period in 1998. The increase in service charges and customer service fees is principally attributable to: (a). increased deposit balances provided by internal growth; (b). the acquisitions of Pacific Bay Bank, Republic Bank and Redwood; (c). additional products and services available and utilized by First Banks' retail and commercial customer base; (d). increased fees charged; and
(e). enhanced control of fee waivers.

         The gain on mortgage loans sold and held for sale increased $1.3 million to $2.3 million from $1.0 for the three months ended March 31, 1999 and 1998, respectively. This increase is primarily attributable to an increased volume of loans sold and held for sale, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis. Additionally, the increase also reflects the continued expansion of First Banks' mortgage banking activities in the Texas and California market areas.

         The gain on sales of securities was $677,000 and $92,000 for the three months ended March 31, 1999 and 1998, respectively. The gain resulted from sales of available-for-sale securities, the proceeds of which were used to provide funds for First Banks' continued loan growth. In addition, the gain for the three months ended March 31, 1999 includes a $250,000 gain on the sale of a mortgage-backed residual security that was acquired by First Banks through an acquisition completed in 1995. Because of the unique structure of this residual security, at the date of acquisition, it appeared unlikely that First Banks would receive full payment of all of the remaining principal and interest. Consequently, the aggregate principal amount of this security was written off, reflecting the approximate market value at that time.

         Net loss on sales of trading securities was $303,000 for the three months ended March 31, 1999, in comparison to a net gain of $58,000 for the three months ended March 31, 1998. This loss resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading portfolio securities.

         Other income was $2.8 million for the three months ended March 31, 1999 in comparison to $2.1 for the same period in 1998. The primary components of the increase are attributable to income earned on First Banks' investment in bank-owned life insurance (BOLI), expanded trust and private banking services and the settlement of certain litigation. BOLI income was $824,000 and $638,000 for the three months ended March 31, 1999 and 1998, respectively, reflecting increased income attributable to FBA's initial investment in BOLI completed in

April 1998. Trust and private banking income increased $143,000 to $459,000 from $316,000 for the three months ended March 31, 1999 and 1998, respectively, resulting from continued growth experienced through enhanced product and service offerings and First Banks' expansion of these services into all markets served. In addition, other income for the three months ended March 31, 1999 reflects a $250,000 settlement received in connection with certain litigation at First Bank.

Noninterest Expense

         Noninterest expense was $35.5 million and $32.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase in noninterest expense is attributable to the acquisitions of Pacific Bay Bank, Republic Bank and Redwood and the continued expansion of First Banks' commercial functions within existing markets. In addition, the increase also reflects an increase of $993,000 associated with the formation of First America Capital Trust (FACT) and FACT's issuance of Cumulative Trust Preferred Securities in July 1998.

         Salaries and employee benefits have increased to $14.5 million for the three months ended March 31, 1999 from $12.9 million for the same period in 1998. The increase is attributable to the newly acquired banks including Pacific Bay Bank, Republic Bank and Redwood, and First Banks' continued commitment to expanding its commercial and retail business development capabilities. The overall increase also reflects the present competitive employment market environment that has resulted in a higher demand for more limited resources, thus escalating industry salary and employee benefits costs.

         Data processing fees for the three months ended March 31, 1999 were $4.5 million in comparison to $3.0 million for the same period in 1998. First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, provides data processing and various related services to First Banks and the Subsidiary Banks under the terms of data processing agreements. The increase in data processing fees is attributable to growth and technological advancements consistent with First Banks' product and service offerings, and expenses associated with First Banks' Year 2000 program.

         Guaranteed preferred debentures expense increased $993,000 to $3.0 million from $2.0 million at March 31, 1999 and 1998, respectively. Similar to First Banks' formation of First Preferred Capital Trust (First Capital) and First Capital's issuance of 9.25% Cumulative Trust Preferred Securities (First Capital Preferred Securities) in February 1997, FBA formed FACT, a Delaware business trust subsidiary, on July 21, 1998, and FACT issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.1 million. Guaranteed preferred debentures expense on the First Capital
Preferred Securities and the FACT Preferred Securities is recorded as noninterest expense in the accompanying consolidated financial statements.

         Other noninterest expense was $4.4 million and $4.6 million for the three months ended March 31, 1999 and 1998, respectively. Other noninterest expense for the three months ended March 31, 1998 includes $1.1 million representing a one-time charitable contribution to the Affordable Housing Assistance Program. In addition, during the first quarter of 1998, the Subsidiary Banks settled two lawsuits that had been outstanding for several years. In conjunction with these settlements, approximately $500,000 was charged to other noninterest expense.

Excluding these items, other noninterest expense increased approximately $1.4 million during the first quarter of 1999. This increase was primarily driven by:
(a). increased amortization of intangibles associated with the purchase of subsidiaries, reflective of the acquisitions completed throughout 1998 and early 1999; (b). increased recruiting expenses associated with obtaining and retaining qualified employees; and (c). increased expenses associated with the BOLI investments.

                          Lending and Credit Management

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 90.4% and 84.6% of total interest income for the three months ended March 31, 1999 and 1998, respectively. Total loans, net of unearned discount, represented 81.2% and 78.6% of total assets as of March 31, 1999 and December 31, 1998, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $194.6 million to $3.64 billion at March 31, 1999 from $3.44 billion at December 31, 1998. The increase reflects the acquisition of Redwood, which provided loans, net of unearned discount, of $134.4 million, and the continued growth and diversification within the corporate lending function of $78.0 million. This increase was partially offset by a $17.7 million decline in the existing residential real estate mortgage loan portfolio to $729.9 million at March 31, 1999 from $739.4 million at December 31, 1998. This decrease is reflective of First Banks' continued sale of conforming residential mortgage loan production into the secondary mortgage market.

         First Banks' nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans by category at the dates indicated:


                                                                               March 31,         December 31,
                                                                                 1999                 1998
                                                                                 ----                 ----
                                                                              (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual...............................................     $    18,852                15,385
         Real estate construction and development:
              Nonaccrual...............................................           5,826                 3,858
         Real estate mortgage:
              Nonaccrual...............................................          20,393                18,858
              Restructured terms.......................................           4,573                 5,221
         Consumer and installment:
              Nonaccrual...............................................             160                   216
                                                                            -----------           -----------
              Total nonperforming loans................................          49,804                43,538
         Other real estate.............................................           3,376                 3,709
                                                                            -----------           -----------
              Total nonperforming assets...............................     $    53,180                47,247
                                                                            ===========           ===========

         Loans, net of unearned discount...............................     $ 3,764,408             3,580,105
                                                                            ===========           ===========
         Loans past due 90 days or more and still accruing.............     $     3,674                 4,674
                                                                            ===========           ===========

         Allowance for possible loan losses to loans ..................            1.73%                 1.70%
         Nonperforming loans to loans..................................            1.32                  1.22
         Allowance for possible loan losses to nonperforming loans.....          130.99                140.04
         Nonperforming assets to loans and other real estate...........            1.41                  1.32
                                                                            ===========           ===========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $49.8 million at March 31, 1999, in comparison to $43.5 million at December 31, 1998. The majority of the increase is attributable to First Bank, which experienced an increase in nonperforming loans of $4.5 million to $26.5 million from $22.0 million at March 31, 1999 and December 31, 1998, respectively. Furthermore, the loans obtained through the acquisition of Redwood, completed on March 4, 1999, have also contributed to the overall increase in nonperforming loans. The acquired allowance for possible loan losses totaled $1.5 million at the acquisition date.

         Impaired loans, consisting of nonaccrual loans and restructured loans, were $49.8 million and $43.5 million at March 31, 1999 and December 31, 1998, respectively.

         The following is a summary of loan loss experience for the three months ended March 31:

                                                                                        1999            1998
                                                                                        ----            ----
                                                                                  (dollars expressed in thousands)

     Allowance for possible loan losses, beginning of period....................      $  60,970         50,509
     Acquired allowances for possible loan losses...............................          1,466            885
                                                                                      ---------      ---------
                                                                                         62,436         51,394
     Loans charged-off..........................................................         (1,911)        (2,056)
     Recoveries of loans previously charged-off.................................          2,224          2,605
                                                                                      ---------      ---------
       Net loan recoveries......................................................            313            549
                                                                                      ---------      ---------
     Provision for possible loan losses.........................................          2,490          2,100
                                                                                      ---------      ---------
     Allowance for possible loan losses, end of period..........................      $  65,239         54,043
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

                          Interest Rate Risk Management

         First Banks periodically utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities.

         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                    March 31, 1999            December 31, 1998
                                                               ----------------------       --------------------
                                                               Notional       Credit        Notional     Credit
                                                                amount       exposure        amount     exposure
                                                                       (dollars expressed in thousands)

     Interest rate swap agreements.........................   $  280,000        232          280,000      3,526
     Interest rate floor agreements........................       70,000         --           70,000         --
     Interest rate cap agreements..........................       10,000        127           10,000        164
     Forward commitments to sell
       mortgage-backed securities..........................       60,000         --           95,000        237

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss First Banks would incur in the event the couterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.

         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated in July 1995, November 1996 and July 1997 due to a change in the composition of First Banks' balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $1.3 million and $975,000 for the three months ended March 31, 1999 and 1998, respectively. The deferred losses on terminated swap agreements are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid, in which case the deferred losses are charged to operations. The unamortized balance of these losses was $4.4 million and $5.7 million at March 31, 1999 and December 31, 1998, respectively, and is included in other assets.

         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements (Swap Agreements). The Swap Agreements effectively extended the repricing term of a selected group of loans to more closely correspond with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The Swap Agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate. The terms of the Swap Agreements provide for First Banks to pay quarterly and receive payment semi-annually. The amount receivable by First Banks under the Swap Agreements was $845,000 and $4.2 million at March 31, 1999 and December 31, 1998, respectively, and the amount payable by First Banks under the Swap Agreements was $613,000 and $640,000 at March 31, 1999 and December 31, 1998, respectively. The maturity dates, notional amounts, interest rates paid and received, and fair values of the Swap Agreements outstanding as of March 31, 1999 were as follows:

                                                        Notional     Interest rate    Interest rate
                       Maturity date                     amount          paid           received       Fair value
                       -------------                     ------          ----           --------       ----------

         June 11, 2002..............................  $   15,000         5.00%           6.00%          $   157
         September 16, 2002.........................      20,000         5.00              5.36            (183)
         September 16, 2002.........................     175,000         5.00              5.36          (1,598)
         September 18, 2002.........................      30,000         5.00              5.33            (310)
         September 18, 2002.........................      40,000         5.00              5.33            (413)
                                                      ----------                                        -------
                                                      $  280,000         5.00              5.39         $(2,347)
                                                      ==========         ====              ====         =======

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At March 31, 1999 and December 31, 1998, the unamortized costs of these agreements were $127,000 and $159,000, respectively, and were included in other assets.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $112.3 million and $103.1 million at March 31, 1999 and December 31, 1998, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $60.0 million and $95.0 million at March 31, 1999 and December 31, 1998, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At March 31, 1999 and December 31, 1998, the net unamortized gains and losses were $826,000 and $649,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

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

         First Banks' critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, with minor modification. Focusing on these critical systems, First Banks continues to closely review and monitor the Year 2000 progress as reported by each vendor, and has tested, in most cases, on a system separate from the on-line production system. The review and testing of critical data processing service providers was substantially complete as of March 31, 1999.

         For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000 ready." As the remediation phase was completed within the stated deadline, First Banks did not invoke any remediation contingency efforts.

         Concurrent with the completion of the remediation phase of the Program, First Banks commenced the final analysis of the validation phase for critical systems, including remediated systems provided by third party vendors. This portion of the Program was substantially complete as of December 31, 1998.

         First Banks has accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying CFI within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI throughout 1999 and early 2000. The testing of the Year 2000 solution for ISC has been completed and will be installed throughout First Banks' branch network by June 30, 1999.

         The testing of CFI was completed by December 31, 1998. The CFI was installed in selected bank test locations during the fourth quarter of 1998. The estimated cost of the teller replacement is $8.0 million and will be charged to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment is $3.9 million and $1.4 million, respectively, and is expected to be depreciated to expense over 60 months commencing in the first quarter of 1999.

         The final phase of the Program is the implementation of remediated and other systems into the operating environment of First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.

         First Banks has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of large commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to First Banks, it is not possible to quantify the overall potential adverse effects to First Banks resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. First Banks continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions. In addition, Year 2000 risks associated with adversely rated credits are monitored more frequently in conjunction with the internal watch list review committee meetings, while new credit relationships include parameters to assess and evaluate Year 2000 risks at the time of the initial credit decision.

         The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. While the results of this process have not revealed any quantifiable loss to First Banks, the absence of certain basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies would have a serious impact on the operations of First Banks. First Banks has developed processes to monitor significant non-data processing third party vendors regarding their preparedness for Year 2000 risks.

         The total cost of the Program is currently estimated at $16.2 million, comprised of capital improvements of $13.3 million and direct expenses reimbursable to First Services L.P. of $2.9 million. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $450,000 for the three months ended March 31, 1999 and $600,000 for the year ended December 31, 1998. In addition, First Banks is estimating direct expenses of $1.9 million for the duration of the Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

         Concurrent with the development and execution of the Plan is the evolution of First Banks' Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be an evolving document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan includes the remediation and business resumption procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer back-up locations. Additionally, First Banks has developed business resumption plans for each functional area deemed critical to the operations of First Banks. These business resumption plans also serve as evolving documents and will continue to be modified to appropriately address Year 2000 risks associated with the individual needs and responsibilities of each of these critical functional areas.

         While First Banks is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 problem will not have a material adverse effect on its financial condition or results of operations.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $357.8 million and $391.4 million at March 31, 1999 and December 31, 1998, respectively.

         At March 31, 1999, First Banks' more volatile sources of funds mature as follows:

                                                                                  (dollars expressed in thousands)

         Three months or less...................................................            $  199,416
         Over three months through six months...................................                53,044
         Over six months through twelve months..................................                65,402
         Over twelve months.....................................................                39,980
                                                                                            -----------
           Total................................................................            $  357,842
                                                                                            ===========

         Management believes the future earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the First Capital Preferred Securities and the FACT Preferred Securities.


                       Effects of New Accounting Standards

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 131 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating SFAS 133 to determine its potential impact on the consolidated financial statements of First Banks.

         On January 1, 1999,  First Banks adopted the provisions of SFAS No. 134
- Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB SFAS No. 65 (SFAS 134). SFAS 134 amended SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The implementation of SFAS 134 did not have a material impact on First Banks' consolidated financial statements.

                           Part II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Exhibit
         Number       Description
         ------       -----------

           11         Calculation of Earnings Per Share
           27         Article 9 - Financial Data Schedule (EDGAR only)

  (b) First Banks filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     FIRST BANKS, INC.
                                         Registrant


Date:  May 12, 1999                  By: /s/ James F. Dierberg
                                         ---------------------
                                             James F. Dierberg
                                             Chairman, President and
                                                Chief Executive Officer



Date:  May 12, 1999                  By: /s/ Allen H. Blake
                                         -----------------------
                                             Allen H. Blake
                                             Executive Vice President,
                                                Chief Financial Officer
                                                Chief Operating Officer
                                                and Secretary
                                                (Principal Financial Officer)

                                   Exhibit 11


         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:



                                                                      Income         Shares         Per share
                                                                    (numerator)   (denominator)      amount
                                                                    -----------   -------------      ------
                                                            (dollars expressed  in thousands, except per share data)

Quarter ended March 31, 1999:
     Basic EPS - income available to common stockholders.......      $  9,075          23,661     $   383.52
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           192           1,212
                                                                     --------        --------
     Diluted EPS - income available to common stockholders.....      $  9,267          24,873     $   372.57
                                                                     ========        ========     ==========

Quarter ended March 31, 1998:
     Basic EPS - income available to common stockholders.......      $  7,169          23,661     $   302.99
                                                                                                  ==========
     Effect of dilutive securities:
       Class A convertible preferred stock.....................           192           1,389
                                                                     --------        --------
     Diluted EPS - income available to common stockholders.....      $  7,361          25,050     $   293.85
                                                                     ========        ========     ==========
