Form 10-Q
period 1999-06-30
FIRST BANKS INC
filed 1999-08-10
CIK 710507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                   July 31, 1999
               -----                                   -------------

   Common Stock, $250.00 par value                         23,661

                                FIRST BANKS, INC.

                                      INDEX


                                                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1999
                      and December 31, 1998......................................................       -1-
                  Consolidated Statements of Income for the three and six
                      months ended June 30, 1999 and 1998........................................       -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                      Comprehensive  Income  for the six  months  ended June 30,
                      1999 and 1998 and the six months ended
                      December 31, 1998..........................................................       -4-
                  Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1999 and 1998...............................................       -5-
                  Notes to Consolidated Financial Statements.....................................       -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................      -12-


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................      -24-


SIGNATURES.......................................................................................      -25-




                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                June 30,          December 31,
                                                                                  1999                1998
                                                                                  ----                ----


                                   ASSETS
                                   ------

Cash and cash equivalents:
   Cash and due from banks...............................................    $   138,686             174,329
   Interest-bearing deposits with other financial
     institutions with maturities of three months or less................          2,232               3,733
   Federal funds sold....................................................         28,100              36,700
                                                                             -----------          ----------
         Total cash and cash equivalents.................................        169,018             214,762
                                                                             -----------          ----------

Investment securities:
   Trading, at fair value................................................             --               3,425
   Available for sale, at fair value.....................................        374,978             509,695
   Held to maturity, at amortized cost (fair value of
     $22,373 and $22,568 at June 30, 1999 and
     December 31,1998, respectively).....................................         22,136              21,676
                                                                             -----------          ----------
         Total investment securities.....................................        397,114             534,796
                                                                             -----------          ----------

Loans:
   Commercial, financial and agricultural................................      1,018,343             920,007
   Real estate construction and development..............................        789,582             720,910
   Real estate mortgage..................................................      1,637,026           1,529,177
   Consumer and installment .............................................        266,904             282,549
   Loans held for sale...................................................         62,900             135,619
                                                                             -----------          ----------
         Total loans ....................................................      3,774,755           3,588,262
   Unearned discount.....................................................         (6,661)             (8,157)
   Allowance for possible loan losses....................................        (64,977)            (60,970)
                                                                             -----------          ----------
         Net loans.......................................................      3,703,117           3,519,135
                                                                             -----------          ----------

Bank premises and equipment, net of accumulated
   depreciation and amortization.........................................         70,271              63,848
Intangibles associated with the purchase of subsidiaries.................         43,844              36,534
Mortgage servicing rights, net of amortization...........................          9,567               9,825
Accrued interest receivable..............................................         31,722              28,465
Other real estate........................................................          2,545               3,709
Deferred income taxes....................................................         50,437              46,848
Other assets.............................................................         95,234              96,888
                                                                             -----------          ----------
         Total assets....................................................    $ 4,572,869           4,554,810
                                                                             ===========          ==========


                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)

                                                                             June 30,               December 31,
                                                                               1999                    1998
                                                                               ----                    ----


                               LIABILITIES
                               -----------

Deposits:
    Demand:
      Non-interest-bearing............................................     $   549,408                 561,383
      Interest-bearing................................................         354,440                 377,435
    Savings...........................................................       1,232,519               1,198,567
    Time:
      Time deposits of $100 or more...................................         255,292                 219,996
      Other time deposits.............................................       1,598,831               1,582,604
                                                                           -----------             -----------
         Total deposits...............................................       3,990,490               3,939,985
Other borrowings......................................................          77,855                 121,331
Notes payable.........................................................          48,000                  50,048
Accrued interest payable..............................................           9,872                   5,817
Deferred income taxes.................................................          10,866                  10,920
Accrued and other liabilities.........................................          19,235                  20,652
Minority interest in subsidiary.......................................          11,845                  15,251
                                                                           -----------             -----------
         Total liabilities............................................       4,168,163               4,164,004
                                                                           -----------             -----------

Guaranteed preferred beneficial interests in:
    First Banks, Inc. subordinated debenture...........................         83,341                  83,288
    First Banks America, Inc. subordinated debenture...................         44,186                  44,155
                                                                           -----------             -----------
         Total guaranteed preferred beneficial interests in
           subordinated debentures....................................         127,527                 127,443
                                                                           -----------             -----------

                          STOCKHOLDERS' EQUITY
                          --------------------

Preferred stock:
    $1.00 par value, 5,000,000 shares authorized; no shares issued
       and outstanding at June 30, 1999 and December 31, 1998.........              --                      --
    Class A convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding.......          12,822                  12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares
       authorized; 160,505 shares issued and outstanding..............             241                     241
Common stock, $250.00 par value; 25,000 shares
   authorized; 23,661 shares issued and outstanding...................           5,915                   5,915
Capital surplus.......................................................           3,010                     780
Retained earnings.....................................................         248,369                 231,867
Accumulated other comprehensive income................................           6,822                  11,738
                                                                           -----------             -----------
         Total stockholders' equity...................................         277,179                 263,363
                                                                           -----------             -----------
         Total liabilities and stockholders' equity...................     $ 4,572,869               4,554,810
                                                                           ===========             ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                      Three months ended       Six months ended
                                                                                           June 30,                June 30,
                                                                                           --------                --------
                                                                                      1999         1998          1999      1998
                                                                                      ----         ----          ----      ----

Interest income:
     Interest and fees on loans....................................................  $ 78,964      69,432     153,639    136,170
     Investment securities.........................................................     6,445      10,654      14,107     21,710
     Federal funds sold and other..................................................       232         854         455      1,990
                                                                                     --------     -------    --------   --------
           Total interest income...................................................    85,641      80,940     168,201    159,870
                                                                                     --------     -------    --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand.....................................................     1,182       1,329       2,296      2,803
       Savings.....................................................................    11,085      10,232      22,014     19,785
       Time deposits of $100 or more...............................................     2,691       3,331       5,466      6,375
       Other time deposits.........................................................    19,831      23,715      40,961     47,732
     Interest rate exchange agreements, net........................................     1,305         991       2,588      1,980
     Notes payable and other borrowings............................................     2,056       1,523       3,791      3,047
                                                                                     --------     -------    --------   --------
           Total interest expense..................................................    38,150      41,121      77,116     81,722
                                                                                     --------     -------    --------   --------
           Net interest income.....................................................    47,491      39,819      91,085     78,148
                                                                                     --------     -------    --------   --------
Provision for possible loan losses.................................................     3,373       1,850       5,863      3,950
                                                                                     --------     -------    --------   --------
           Net interest income after provision for possible loan losses............    44,118      37,969      85,222     74,198
                                                                                     --------     -------    --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.................     4,475       3,514       8,357      6,889
     Credit card fees..............................................................       301         750         327      1,612
     Loan servicing fees, net......................................................        62         404         283        703
     Gain on mortgage loans sold and held for sale.................................     1,502         863       3,834      1,901
     Net gain on sales of available-for-sale securities............................       115         164         792        256
     Net gain (loss) on sales of trading securities................................        --         586        (303)       644
     Other.........................................................................     7,060       2,076       9,828      4,146
                                                                                     --------     -------    --------   --------
           Total noninterest income................................................    13,515       8,357      23,118     16,151
                                                                                     --------     -------    --------   --------
Noninterest expense:
     Salaries and employee benefits................................................    15,569      14,391      30,071     27,270
     Occupancy, net of rental income...............................................     2,959       2,717       5,842      5,140
     Furniture and equipment.......................................................     2,098       2,039       3,999      3,626
     Federal Deposit Insurance Corporation premiums................................       325         242         657        617
     Postage, printing and supplies................................................     1,011       1,543       2,153      2,949
     Data processing fees..........................................................     4,687       2,988       9,223      5,954
     Legal, examination and professional fees......................................     1,922       1,274       3,242      2,330
     Credit card...................................................................       199         770         367      1,562
     Communications................................................................       582         766       1,263      1,492
     Advertising and business development..........................................       888       1,791       1,547      2,656
     Losses and expenses on other real estate, net of gains........................        39         281         (14)       661
     Guaranteed preferred debentures...............................................     3,014       2,021       6,028      4,042
     Other.........................................................................     3,955       4,214       8,357      8,797
                                                                                     --------     -------    --------   --------
           Total noninterest expense...............................................    37,248      35,037      72,735     67,096
                                                                                     --------     -------    --------   --------
           Income before provision for income taxes and minority interest
              in income of subsidiary..............................................    20,385      11,289      35,605     23,253
Provision for income taxes.........................................................     7,465       4,134      13,103      8,390
                                                                                     --------     -------    --------   --------
           Income before minority interest in income of subsidiary.................    12,920       7,155      22,502     14,863
Minority interest in income of subsidiary..........................................       361         279         672        621
                                                                                     --------     -------    --------   --------
           Net income..............................................................    12,559       6,876      21,830     14,242
Preferred stock dividends..........................................................       132         131         328        328
                                                                                     --------     -------    --------   --------
           Net income available to common stockholders.............................  $ 12,427       6,745      21,502     13,914
                                                                                     ========     =======    ========   ========
Earnings per share:
     Basic.........................................................................  $ 525.23      285.02      908.75     588.03
     Diluted.......................................................................    505.15      274.34      877.36     568.22
                                                                                     ========     =======    ========   ========
Weighted average shares of common stock outstanding................................    23,661      23,661      23,661     23,661
                                                                                     ========     =======    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                      and Comprehensive Income (unaudited)
                     Six months ended June 30, 1999 and 1998
                     and six months ended December 31, 1998
             (dollars expressed in thousands, except per share data)

                                                                                                                    Accu-
                                                                Adjustable rate                                    mulated
                                                                preferred stock                                     other   Total
                                                              Class A                            Compre-           compre- stock-
                                                              conver-           Common   Capital hensive Retained hensive holders'
                                                               tible  Class B    stock   surplus income  earnings  income  equity
                                                               -----  -------   ------   ------- ------  --------  ------  ------

Consolidated balances, January 1, 1998....................  $ 12,822    241      5,915   3,978          199,143   9,438  231,537
Six months ended June 30, 1998:
    Comprehensive income:
       Net income.........................................       --      --        --       --   14,242  14,242    --     14,242
       Other comprehensive income, net of tax  -
         Unrealized gains on securities, net of
           reclassification adjustment (1)................       --      --        --       --    1,023      --   1,023    1,023
                                                                                                -------
       Comprehensive income...............................                                       15,265
                                                                                                =======
    Class A preferred stock dividends, $0.50 per share....       --      --        --       --             (321)     --     (321)
    Class B preferred stock dividends, $0.04 per share....       --      --        --       --               (7)     --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (1,999)              --      --   (1,999)
                                                            --------    ---      -----  ------          -------  ------  -------
Consolidated balances, June 30, 1998......................    12,822    241      5,915   1,979          213,057  10,461  244,475
Six months ended December 31, 1998:
    Comprehensive income:
       Net income.........................................       --      --        --       --   19,268  19,268      --   19,268
       Other comprehensive income, net of tax  -
         Unrealized gains on securities, net of
           reclassification adjustment (1)................       --      --        --       --    1,277      --   1,277    1,277
                                                                                                -------
       Comprehensive income...............................                                       20,545
                                                                                                =======
    Class A preferred stock dividends, $0.70 per share....       --      --        --       --             (448)     --     (448)
    Class B preferred stock dividends, $0.07 per share....       --      --        --       --              (10)     --      (10)
    Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (1,199)              --      --   (1,199)
                                                            --------    ---      -----  ------          -------  ------  -------
Consolidated balances, December 31, 1998..................    12,822    241      5,915     780          231,867  11,738  263,363
Six months ended June 30, 1999:
     Comprehensive income:
       Net income.........................................       --      --        --       --   21,830  21,830      --   21,830
       Other comprehensive income, net of tax  -
         Unrealized losses on securities, net of
           reclassification adjustment (1) ...............       --      --        --       --   (4,916)     --  (4,916)  (4,916)
                                                                                                -------
       Comprehensive income...............................                                       16,914
                                                                                                =======
    Class A preferred stock dividends, $0.50 per share....       --      --        --       --             (321)     --     (321)
    Class B preferred stock dividends, $0.04 per share....       --      --        --       --               (7)     --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (3,040)              --      --   (3,040)
    Reclassification of retained earnings.................       --      --        --    5,000           (5,000)     --       --
    Reduction of valuation reserve........................       --      --        --      270               --      --      270
                                                            -------     ---     -----   ------          -------   -----  -------
Consolidated balances, June 30, 1999......................  $12,822     241     5,915    3,010          248,369   6,822  277,179
                                                            =======     ===     =====   ======          =======   =====  =======

 (1)  Disclosure of reclassification adjustment:

                                                                                         Six months ended    Six months ended
                                                                                             June 30,          December 31,
                                                                                        -----------------    ----------------
                                                                                           1999    1998            1998
                                                                                           ----    ----            ----

     Unrealized gains (losses) arising during the period............................  $  (4,401)   1,189          2,064
     Less: reclassification adjustment for gains included in net income.............        515      166            787
                                                                                         ------   ------          -----
     Unrealized gains (losses) on securities........................................  $  (4,916)   1,023          1,277
                                                                                         ======   ======          =====

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                     1999              1998
                                                                                     ----              ----

Cash flows from operating activities:
     Net income.............................................................     $  21,830            14,242
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of bank premises
           and equipment....................................................         3,293             2,519
         Amortization, net of accretion.....................................         6,379             5,210
         Originations and purchases of loans held for sale..................      (297,565)         (239,632)
         Proceeds from the sale of loans held for sale......................       352,434           195,617
         Provision for possible loan losses.................................         5,863             3,950
         Provision for income taxes.........................................        13,103             8,390
         Payments of income taxes...........................................       (11,547)           (9,862)
         (Increase) decrease in accrued interest receivable ................        (2,462)              801
         Net decrease (increase) in trading securities......................         3,425            (1,392)
         Interest accrued on liabilities....................................        77,116            81,722
         Payments of interest on liabilities................................       (73,901)          (82,068)
         Gain on sales of branch deposits...................................        (4,473)               --
         Net gain on sales of available-for-sale securities.................          (792)             (256)
         Other operating activities, net....................................           874           (10,420)
         Minority interest in income of subsidiary..........................           672               621
                                                                                 ---------          --------
              Net cash provided by (used in) operating activities...........        94,249           (30,558)
                                                                                 ---------          --------
Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash and cash
       equivalents received (paid)..........................................       (17,245)           16,895
     Proceeds from sales of investment securities available for sale........        88,714            46,558
     Maturities of investment securities available for sale.................        85,650           226,922
     Maturities of investment securities held to maturity...................         1,503             1,074
     Purchases of investment securities available for sale..................       (15,029)         (139,067)
     Purchases of investment securities held to maturity....................        (1,982)           (1,091)
     Net increase in loans..................................................      (120,721)         (161,963)
     Recoveries of loans previously charged-off ............................         4,206             4,385
     Purchases of bank premises and equipment...............................        (8,904)           (9,811)
     Other investing activities.............................................        (3,668)           (2,931)
                                                                                 ---------          --------
              Net cash provided by (used in) investing activities...........        12,524           (19,029)
                                                                                 ---------          --------
Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.....................       (83,907)           73,905
     Increase (decrease) in time deposits...................................        26,221           (25,389)
     Decrease in Federal Home Loan Bank advances............................       (50,000)           (1,514)
     Increase in securities sold under agreements to repurchase.............         6,524            10,447
     Decrease in notes payable..............................................        (2,048)           (7,637)
     Payment of preferred stock dividends...................................          (328)             (328)
     Proceeds from sales of branch deposits.................................       (48,979)               --
                                                                                 ---------          --------
              Net cash (used in) provided by financing activities ..........      (152,517)           49,484
                                                                                 ---------          --------
              Net decrease in cash and cash equivalents ....................       (45,744)             (103)
Cash and cash equivalents, beginning of period .............................       214,762           168,480
                                                                                 ---------         ---------
Cash and cash equivalents, end of period....................................     $ 169,018           168,377
                                                                                 =========         =========

Noncash investing and financing activities:
     Loans held for sale transferred to loans...............................     $   9,206                --
     Loans transferred to other real estate.................................         1,189             1,808
                                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

     First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) as follows:

      First Bank, headquartered in St. Louis County, Missouri (First Bank) First Bank & Trust, headquartered in Newport Beach, California (FB&T) First Banks America, Inc., headquartered in St. Louis County, Missouri
          (FBA), and its wholly owned subsidiaries:
               First  Bank  Texas  N.A.,   headquartered  in  Houston, Texas (FB
                    Texas)
               First Bank of California, headquartered in Roseville,  California
                    (FB California)
               Redwood  Bancorp,  headquartered  in  San  Francisco,  California
                    (Redwood), and its wholly owned subsidiary:
                        Redwood Bank, headquartered in San Francisco, California
                          (Redwood Bank)

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.84% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.34% of the outstanding voting stock of FBA. At June 30, 1999, First Banks' ownership interest in FBA was 82.56%.

 (2)     Acquisitions and Divestitures

         On March 4, 1999, FBA completed its acquisition of Redwood and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years. The acquisition was funded from available proceeds from the sale of the 8.50% Guaranteed Preferred Beneficial Interest in First Banks America, Inc. Subordinated Debenture completed in July 1998. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 million in investment securities and $162.9 million in deposits at the acquisition date.

         First Banks, Century Holding Corporation (CHC) and Century Bank executed a stock purchase agreement (Agreement) on May 7, 1999, providing for the acquisition of Century Bank, Beverly Hills, California. Under the Agreement, First Banks will purchase from CHC all of the issued and outstanding capital stock of Century Bank for an estimated purchase price of $31.5 million. Century Bank operates six commercial banking locations in Beverly Hills, Los Angeles, Santa Monica, Marina del Rey, Encino and San Francisco, California. At June 30, 1999, Century Bank had $161.3 million in total assets, $93.8 million in loans, net of unearned discount, $27.6 million in investment securities and $127.2 million in deposits. First Banks expects the transaction, which is subject to regulatory approvals, to be completed by the end of the third quarter of 1999.

         In May 1999, FB&T and Brentwood Bank of California (Brentwood) entered into a branch purchase and assumption agreement providing for the purchase of certain assets and the assumption of deposits of approximately $16.3 million and certain liabilities of Brentwood's Malibu, California branch office. First Banks expects the transaction, which is subject to regulatory approvals, to be completed by the end of the third quarter of 1999. In March and April 1999, First Bank completed its divestiture of seven branch facilities in the northern and central Illinois market areas, resulting in a reduction of the deposit base of approximately $54.8 million.

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

         Quantitative measures established by regulations to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain certain minimum ratios. First Banks and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 risk-weighted asset ratio of at least 6.00%, and a leverage ratio of at least 5.00%. As of March 31, 1999, the date of the most recent notification from First Banks' primary regulator, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of June 30, 1999, First Banks and the Subsidiary Banks were well capitalized.

         At June 30, 1999 and December 31, 1998, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                     Risk based capital ratios
                                              ----------------------------------------
                                                   Total                     Tier 1                Leverage Ratio
                                                   -----                     ------                --------------
                                              1999       1998           1999      1998              1999    1998
                                              ----       ----           ----      ----              ----    ----

         First Banks......................   10.29%     10.28%          7.93%     9.03%            6.99%    7.77%
         First Bank.......................   10.54      10.01           9.28      8.75             7.95     7.46
         FB&T.............................   10.26      10.39           9.00      9.13             7.96     7.60
         FB Texas.........................   11.81      11.37          10.56     10.11             9.72     9.15
         FB California....................   11.11      10.63           9.84      9.37             9.28     8.34
         Redwood Bank (1).................   11.66         --          10.72        --             9.50       --

         ----------------
         (1) Redwood Bank was acquired by FBA on March 4, 1999.

(4)      Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                        Income         Shares         Per share
                                                                      (numerator)   (denominator)      amount
                                                                      -----------   -------------      ------
                                                              (dollars expressed  in thousands, except per share data)

         Three months ended June 30, 1999:
           Basic EPS - income available to common stockholders....     $  12,427         23,661      $  525.23
                                                                                                     =========
           Effect of dilutive securities:
              Class A convertible preferred stock.................           128          1,194
                                                                       ---------       --------
           Diluted EPS - income available to common stockholders..     $  12,555         24,855      $  505.15
                                                                       =========       ========      =========

         Three months ended June 30, 1998:
           Basic EPS - income available to common stockholders....     $   6,745         23,661      $  285.02
                                                                                                     =========
           Effect of dilutive securities:
              Class A convertible preferred stock.................           128          1,389
                                                                       ---------       --------
           Diluted EPS - income available to common stockholders..     $   6,873         25,050      $  274.34
                                                                       =========       ========      =========

         Six months ended June 30, 1999:
           Basic EPS - income available to common stockholders....     $  21,502         23,661      $  908.75
                                                                                                     =========
           Effect of dilutive securities:
              Class A convertible preferred stock.................           321          1,212
                                                                       ---------       --------
           Diluted EPS - income available to common stockholders..     $  21,823         24,873      $  877.36
                                                                       =========       ========      =========

         Six months ended June 30, 1998:
           Basic EPS - income available to common stockholders....     $  13,914         23,661      $  588.03
                                                                                                     =========
           Effect of dilutive securities:
              Class A convertible preferred stock.................           321          1,389
                                                                       ---------       --------
           Diluted EPS - income available to common stockholders..     $  14,235         25,050      $  568.22
                                                                       =========       ========      =========

(5)      Business Segment Results

         First Banks' business segments are First Bank, FB California, Redwood Bank, FB Texas, FB&T and First Bank Mortgage (FBM). The reportable business segments are consistent with the management structure of First Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, First Bank, FB California, Redwood Bank, FB Texas and FB&T provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri and Illinois (First
Bank), southern California (FB&T), northern California (FB California and Redwood Bank) and Houston, Dallas, Irving and McKinney, Texas (FB Texas). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between these operating segments of First Banks. There are no foreign operations.

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

         The business segment results are summarized as follows and are consistent with First Banks' internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices predominant in the banking and mortgage banking industries. The balance sheet information is presented as of June 30, 1999 and December 31, 1998, and the statement of income information is presented for the three and six months ended June 30, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired by FBA on March 4, 1999, for the period subsequent to the acquisition date.

                                              First Bank            FB California          Redwood Bank (1)          FB Texas
                                       ----------------------   ----------------------   --------------------  ---------------------
                                       June 30,   December 31,  June 30,   December 31,  June 30, December 31, June 30, December 31,
                                         1999         1998       1999         1998        1999        1998      1999        1998
                                         ----         ----       ----         ----        ----        ----      ----        ----
                                                                        (dollars expressed in thousands)

Balance sheet information:
Investment securities................. $  188,651     252,165     29,566      53,449       19,865       --      33,777     59,914
Loans, net of unearned discount.......  2,422,082   2,354,937    331,707     314,977      142,409       --     217,908    201,426
Total assets..........................  2,858,607   2,869,648    396,656     410,110      190,879       --     277,114    300,984
Deposits..............................  2,584,279   2,623,157    349,254     363,422      163,688       --     238,118    264,425
Stockholders' equity.................. $  252,321     236,010     43,709      42,825       25,870       --      30,091     30,249
                                       ==========   =========   ========    ========    =========   ======    ========   ========

                                              First Bank              FB California        Redwood Bank (1)         FB Texas
                                          ---------------------    ------------------     ------------------   ------------------
                                          Three months ended       Three months ended     Three months ended   Three months ended
                                               June 30,                 June 30,               June 30,             June 30,
                                         ----------------------     ------------------    --------------------  ------------------
                                          1999          1998        1999        1998        1999        1998     1999       1998
                                          ----          ----        ----        ----        ----        ----     ----       ----
                                                                        (dollars expressed in thousands)
Income statement information:

Interest income....................... $   52,683      52,678       8,132      8,117        3,750         --     5,481      5,286
Interest expense......................     24,351      27,025       2,996      3,436        1,393         --     2,163      2,132
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Net interest income................     28,332      25,653       5,136      4,681        2,357         --     3,318      3,154
Provision for possible loan losses....      2,600       1,500          20        150           73         --        30         50
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Net interest income after provision
     for possible loan losses.........     25,732      24,153       5,116      4,531        2,284         --     3,288      3,104
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
Noninterest income (2)................      9,722       5,975         815        616          177         --       513        373
Noninterest expense (3)...............     17,130      18,330       3,926      4,077        1,469         --     2,231      2,185
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before provision for income
     taxes and minority interest in
     income of subsidiary.............     18,324      11,798       2,005      1,070          992         --     1,570      1,292
Provision for income taxes............      6,035       3,977         866        432          480         --       541        444
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before minority interest
     in income of subsidiary..........     12,289       7,821       1,139        638          512         --     1,029        848
Minority interest in income of
   subsidiary......................            --          --         --          --           --         --        --         --
                                       ----------   ---------     -------     ------        -----     ------     ------    ------

   Net income......................... $   12,289       7,821       1,139        638          512         --     1,029        848
                                       ==========   =========     =======     ======        =====     ======    ======     ======

                                              First Bank              FB California        Redwood Bank (1)         FB Texas
                                        ----------------------     -----------------       ----------------     ----------------
                                           Six months ended         Six months ended       Six months ended     Six months ended
                                               June 30,                 June 30,               June 30,             June 30,
                                        ----------------------     ------------------    --------------------  ------------------
                                          1999          1998        1999        1998        1999        1998     1999       1998
                                          ----          ----        ----        ----        ----        ----     ----       ----
                                                                        (dollars expressed in thousands)
Income statement information:

Interest income....................... $  104,154     104,985      16,132     15,874        4,930         --    11,023     10,523
Interest expense......................     49,678      53,878       6,075      6,752        1,835         --     4,325      4,232
                                       ----------    --------     -------     ------        -----      -----    ------     ------
   Net interest income................     54,476      51,107      10,057      9,122        3,095         --     6,698      6,291
Provision for possible loan losses....      4,700       3,100          80        300           73         --        60        200
                                       ----------    --------     -------     ------        -----      -----    ------     ------
   Net interest income after provision
     for possible loan losses.........     49,776      48,007       9,977      8,822        3,022         --     6,638      6,091
                                       ----------    --------     -------     ------        -----      -----    ------     ------
Noninterest income (2)................     14,416      10,024       1,424      1,329          203         --     1,056        752
Noninterest expense (3)...............     33,835      35,727       7,625      7,807        1,907         --     4,510      4,388
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before provision for income
     taxes and minority interest in
     income of subsidiary.............     30,357      22,304       3,776      2,344        1,318         --     3,184      2,455
Provision for income taxes............     10,156       7,537       1,653        967          644         --     1,096        854
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before minority interest
     in income of subsidiary..........     20,201      14,767       2,123      1,377          674         --     2,088      1,601
Minority interest in income of
   subsidiary.......................           --          --          --         --           --         --        --         --
                                        ---------     -------      ------       ----        -----     ------     ------    ------

   Net income......................... $   20,201      14,767       2,123      1,377          674         --     2,088      1,601
                                       ==========   =========     =======     ======        =====      =====    ======     ======

     ---------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) FBM includes intercompany loan servicing fees of $158,000 and $327,000 and $272,000 and $596,000 for the three and six months ended June 30, 1999 and 1998, respectively.
(3) Corporate and other includes $2.0 million and $3.9 million and $1.3 million and $2.6 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.0 million and $2.1 million and $700,000 and $1.4 million for the three and six months ended June 30, 1999 and 1998, respectively.

                                                                    Corporate, other and
                FB&T                        FBM (2)            intercompany reclassifications (3)      Consolidated totals
     ------------------------       ----------------------     ----------------------------------  ---------------------------

     June 30,      December 31,     June 30,  December 31,        June 30,     December 31,        June 30,      December 31,
      1999             1998           1999         1998             1999           1998              1999            1998
      ----             ----           ----         ----             ----           ----              ----            ----
                                              (dollars expressed in thousands)

        91,870        134,203        11,865         12,199         21,520          22,866          397,114          534,796
       587,181        573,562        67,209        135,619           (402)           (416)       3,768,094        3,580,105
       751,028        793,217        89,933        154,952          8,652          25,899        4,572,869        4,554,810
       646,464        701,406        25,358         35,873        (16,671)        (48,298)       3,990,490        3,939,985
        73,860         75,165         3,529          7,663       (152,201)       (128,549)         277,179          263,363
      ========       ========      ========       ========       ========        ========       ==========         ========

                                                                      Corporate, other and
               FB&T                            FBM               intercompany reclassifications      Consolidated totals
     ------------------------        --------------------        ------------------------------   -------------------------
        Three months ended             Three months ended            Three months ended               Three months ended
              June 30,                      June 30,                      June 30,                         June 30,
     ------------------------        ---------------------       ------------------------------   -------------------------
     1999               1998         1999            1998           1999            1998           1999             1998
     ----               ----         ----            ----           ----            ----           ----             ----
                                              (dollars expressed in thousands)

    14,014             12,979         1,757           2,045          (176)           (165)          85,641           80,940
     5,790              6,473         1,158           1,352           299             703           38,150           41,121
   -------           --------      --------       ---------      --------         -------         --------          -------
     8,224              6,506           599             693          (475)           (868)          47,491           39,819
       650                150            --              --            --              --            3,373            1,850
   -------           --------      --------       ---------      --------         -------         --------          -------

     7,574              6,356           599             693          (475)           (868)          44,118           37,969
   -------           --------      --------       ---------      --------         -------         --------          -------
     1,121              1,077         1,327           1,548          (160)         (1,232)          13,515            8,357
     6,673              5,674         1,972           2,037         3,847           2,734           37,248           35,037
   -------           --------      --------       ---------      --------         -------         --------          -------


     2,022              1,759          (46)             204        (4,482)         (4,834)          20,385           11,289
       937                721          (16)              72        (1,378)         (1,512)           7,465            4,134
   -------           --------      -------        ---------      --------         -------         --------          -------

     1,085              1,038          (30)             132        (3,104)         (3,322)          12,920            7,155
        --                 --            --              --           361             279              361              279
   -------           --------      --------       ---------      --------         -------         --------          -------
     1,085              1,038          (30)             132        (3,465)         (3,601)          12,559            6,876
   =======           ========      ========       =========      ========         =======         ========          =======

                                                                      Corporate, other and
               FB&T                            FBM               intercompany reclassifications      Consolidated totals
     ------------------------        ---------------------       ------------------------------    ------------------------
         Six months ended               Six months ended              Six months ended                 Six months ended
              June 30,                      June 30,                      June 30,                         June 30,
     ------------------------        ---------------------       ------------------------------    ----------------------
     1999               1998         1999            1998           1999            1998           1999             1998
     ----               ----         ----            ----           ----            ----           ----             ----
                                              (dollars expressed in thousands)

    28,355             25,377         3,764           3,360          (157)           (249)         168,201          159,870
    11,989             12,967         2,498           2,293           716           1,600           77,116           81,722
   -------           --------      --------       ---------      --------         -------         --------          -------
    16,366             12,410         1,266           1,067          (873)         (1,849)          91,085           78,148
       950                350            --              --            --              --            5,863            3,950
   -------           --------      --------       ---------      --------         -------         --------          -------

    15,416             12,060         1,266           1,067          (873)         (1,849)          85,222           74,198
   -------           --------      --------       ---------      --------         -------         --------          -------
     2,364              1,834         4,052           3,266          (397)         (1,054)          23,118           16,151
    13,225             10,442         4,287           3,262         7,346           5,470           72,735           67,096
   -------           --------      --------       ---------      --------         -------         --------          -------


     4,555              3,452         1,031           1,071        (8,616)         (8,373)          35,605           23,253
     2,060              1,231           361             375        (2,867)         (2,574)          13,103            8,390
   -------           --------      --------       ---------      --------         -------         --------          -------

     2,495              2,221           670             696        (5,749)         (5,799)          22,502           14,863
        --                 --            --              --           672             621              672              621
   -------           --------      --------       ---------      --------         -------         --------          -------
     2,495              2,221           670             696        (6,421)         (6,420)          21,830           14,242
   =======           ========      ========       =========      ========         =======         ========          =======


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

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At June 30, 1999, First Banks had $4.6 billion in total assets; $3.8 billion in total loans, net of unearned discount; $4.0 billion in total deposits; and $277.2 million in total stockholders' equity.

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

         The following table lists the Subsidiary Banks at June 30, 1999:

                                             Number of                             Loans, net of          Total
               Subsidiary Banks              locations          Total assets     unearned discount      deposits
               ----------------              ---------          ------------     -----------------      --------
                                                                        (dollars expressed in thousands)

First Bank..............................        90              $ 2,948,540           2,489,291        2,609,637
FB&T ...................................        21                  751,028             587,181          646,464
FBA:
     FB California......................        10                  396,656             331,707          349,254
     FB Texas...........................         6                  277,114             217,908          238,118
     Redwood:
         Redwood Bank...................         4                  190,879             142,409          163,688


                               Financial Condition

         First Banks' total assets increased by $18.1 million to $4.57 billion from $4.55 billion at June 30, 1999 and December 31, 1998, respectively. As discussed in Note 2 to the accompanying consolidated financial statements, the acquisition of Redwood provided assets of $183.9 million. In addition, net loans, excluding the $134.4 million of loans acquired from Redwood, increased $53.6 million, which is discussed under "--Lending and Credit Management" of this Form 10-Q. Offsetting this increase was a reduction in cash and due from banks precipitated by the purchase of Redwood and First Banks' efforts to effectively monitor non-earning assets, and a reduction in investment securities and federal funds sold of $137.7 million and $8.6 million, respectively, which provided additional sources of funds for the loan growth. Although average total deposits for the three and six months ended June 30, 1999 increased by $188.1 million and $212.5 million, respectively, in comparison to the same periods in 1998, total deposits, excluding the deposits provided by the acquisition of Redwood, decreased by $112.4 million to $3.99 billion at June 30, 1999 from $3.94 billion at December 31, 1998. This decrease is primarily attributable to the divestiture of certain branch facilities with a total deposit base of $54.8 million, and to First Banks' strategy of reducing its overall interest cost by allowing a controlled attrition of a portion of deposits.

                              Results of Operations

Net Income

         Net income was $12.6 million, or $505.15 per share on a diluted basis, for the three months ended June 30, 1999, in comparison to $6.9 million, or $274.34 per share on a diluted basis, for the same period in 1998. Net income for the six months ended June 30, 1999 and 1998 was $21.8 million and $14.2 million, or $877.36 and $568.22 per share on a diluted basis, respectively. The earnings improvement is primarily attributable to First Banks' efforts to realign the composition of the loan portfolio through further diversification and growth; the results of FBA's acquisition of Redwood; and the divestiture of certain branch facilities. As previously mentioned, the loan growth was primarily funded through reductions in investment securities and federal funds sold.

         The increased net income was partially offset by an increased provision for possible loan losses, as discussed under "--Provision for Possible Loan Losses," and an increase in operating expenses of $2.2 million and $5.6 million for the three and six months ended June 30, 1999 in comparison to the same periods in 1998, respectively. The increased operating expenses are reflective of: the additional cost of the preferred securities issued by FBA in July 1998; the continuing expansion of commercial and retail banking activities; the acquisitions of Redwood, completed on March 4, 1999, Pacific Bay Bank, completed on February 2, 1998, and Republic Bank, completed on September 15, 1998; increased legal, examination and professional fees; and increased data processing fees primarily associated with Year 2000 activities.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $47.7 million, or 4.51% of average interest-earning assets, for the three months ended June 30, 1999, from $40.0 million, or 4.07% of average interest-earning assets, for the same period in 1998. For the six months ended June 30, 1999 and 1998, net interest income (expressed on a tax-equivalent basis) was $91.5 million, or 4.40%, and $78.6 million, or 4.06%, or average interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Redwood, Pacific Bay Bank and Republic Bank, internal loan growth and a reduction in the overall cost of deposits. For the three and six months ended June 30, 1999 and 1998, loans, on average, increased by $621.5 million and $606.1 million, respectively. Contributing further to the improved net interest income is the effect of (a) the earnings impact of the interest rate swap agreements entered into in 1998; (b) the reduction of First Bank's deposit base associated with the divested branch facilities, which was primarily concentrated in certificates of deposit; and (c) a decrease in the cost of interest-bearing liabilities to 4.26% and 4.35% from 4.81% and 4.86% for the three and six months ended June 30, 1999 and 1998, respectively.

         Although net interest margin improved, the yield on the loan portfolio declined to 8.35% and 8.36% from 8.79% and 8.86% for the three and six months ended June 30, 1999 and 1998, respectively. This reduction primarily results from the overall decline in the prime lending rate experienced during the latter part of 1998.

         The improved net interest margin is further offset by the amortization of deferred hedging losses. These costs were $1.2 million and $2.5 million for the three and six months ended June 30, 1999, in comparison to $1.0 million and $2.0 million for the same periods in 1998, respectively. The increase is reflective of the liquidation of a portion of the underlying interest-bearing liabilities, primarily associated with the branch divestitures, which resulted in the additional recognition of a portion of the related deferred losses on the previously terminated interest rate exchange agreements.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 1999 and 1998:

                                               Three months ended June 30,                      Six months ended June 30,
                                     ----------------------------------------------   ---------------------------------------------
                                              1999                    1998                      1999                    1998
                                      --------------------   ----------------------   ---------------------- ----------------------
                                            Interest                 Interest                 Interest                Interest
                                     Average income/ Yield/   Average income/ Yield/  Average  income/ Yield/ Average income/ Yield/
                                     balance expense  rate    balance expense  rate   balance  expense  rate  balance expense rate
                                     -------------------     ------- -------- -----  -------- -------  ------ ------- ------- -----
                                                                         (dollars expressed in thousands)
             Assets
             ------
Interest-earning assets:
   Loans(1)(2)(3)(4)...........  $3,792,234  78,991 8.35% $3,170,735 69,507 8.79%  3,708,908 153,752  8.36% $3,102,837 136,322 8.86%
   Investment securities(4)....     434,288   6,578 6.08     712,523 10,809 6.08     472,566  14,385  6.14     727,515  22,005 6.10
   Federal funds sold..........      13,137     217 6.63      58,752    806 5.50      13,995     410  5.91      68,733   1,877 5.51
   Other.......................       1,743      15 3.45       3,145     48 6.12       1,408      45  6.45       3,878     113 5.88
                                 ---------- -------       ---------- ------       ----------  ------        ---------- -------
        Total interest-earning
          assets...............   4,241,402  85,801 8.11   3,945,155 81,170 8.25   4,196,877 168,592  8.10   3,902,963 160,317 8.28
                                            -------                  ------                  -------                   -------
Nonearning assets..............     337,342                  303,401                 340,373                   298,518
                                 ----------               ----------              ----------                ----------
        Total assets...........  $4,578,744               $4,248,556              $4,537,250                $4,201,481
                                 ==========               ==========              ==========                ==========

   Liabilities and Stockholders' Equity
   ------------------------------------
Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................  $  388,317   1,182 1.22% $  353,276  1,329 1.51%  $ 379,746   2,296  1.22% $  351,974   2,803 1.61%
     Savings deposits..........   1,233,559  11,085 3.60   1,031,642 10,232 3.98   1,222,916  22,014  3.63     999,149  19,785 3.99
     Time deposits of $100
       or more (3).............     211,042   2,834 5.39     230,423  3,446 6.00     212,252   5,752  5.46     220,327   6,594 6.04
     Other time deposits(3)....   1,598,543  20,916 5.25   1,707,704 24,567 5.77   1,608,657  43,130  5.41   1,719,013  49,444 5.80
                                 ---------- -------       ---------- ------       ----------  ------         ---------  ------
        Total interest-bearing
          deposits.............   3,431,461  36,017 4.21   3,323,045 39,574 4.78   3,423,571  73,192  4.31   3,290,463  78,626 4.82
   Federal funds purchased,
     repurchase agreements
     and Federal Home Loan
     Bank advances(3)..........     113,120   1,393 4.94      50,208    596 4.76      98,188   2,391  4.91      49,558   1,175 4.78
   Notes payable and other.....      49,054     740 6.05      53,185    951 7.17      49,527   1,533  6.24      53,900   1,921 7.19
                                 ---------- -------       ---------- ------       ----------  ------        ---------- -------
        Total interest-bearing
          liabilities..........   3,593,635  38,150 4.26   3,426,438 41,121 4.81   3,571,286  77,116  4.35   3,393,921  81,722 4.86
                                            -------                  ------                   ------                   -------
Noninterest-bearing liabilities:
   Demand deposits.............     534,472                  454,792                 521,461                   442,112
   Other liabilities...........     174,456                  127,397                 173,033                   128,217
                                 ----------               ----------              ----------                ----------
        Total liabilities......   4,302,563                4,008,627               4,265,780                 3,964,250
Stockholders' equity...........     276,181                  239,929                 271,470                   237,231
                                 ----------               ----------              ----------                ----------
        Total liabilities and
          stockholders' equity.  $4,578,744               $4,248,556              $4,537,250                $4,201,481
                                 ==========               ==========              ==========                ==========

Net interest income............              47,651                  40,049                   91,476                    78,595
                                            =======                  ======                   ======                   =======
Net interest margin............                     4.51%                   4.07%                     4.40%                    4.06%
                                                    ====                    ====                    ======                     ====

------------
(1)  Nonaccrual  loans are  included in the average loan  amounts.
(2)  Interest income on loans  includes  loan fees.
(3)  Includes the effects of interest rate exchange agreements.
(4)  Information is presented on a  tax-equivalent  basis assuming a tax rate of
     35%.  The  tax-equivalent   adjustments  were  approximately  $160,000  and
     $391,000 and $230,000 and $447,000 for the three and six months ended June 30, 1999 and 1998, respectively.

Provision for Possible Loan Losses

         The  provision  for  possible  loan  losses was $3.4  million  and $5.9 million for the three and six months ended June 30, 1999, compared to $1.9 million and $4.0 million for the same periods in 1998, respectively. The increase in the provision for possible loan losses reflects the continued growth and changing composition of the loan portfolio and an increase in loans charged-off and loans past due 90 days or more.

         First Banks' loan loss experience for the three and six months ended June 30, 1999 further contributed to the increased provision for possible loan losses. Net loan charge-offs were $3.6 million and $3.3 million for the three and six months ended June 30, 1999, in comparison to net loan charge-offs of $302,000 and net loan recoveries of $247,000 for the same periods in 1998. The increase in net loan charge-offs is reflective of overall growth in the loan portfolio, increased risk associated with the change in the composition of the loan portfolio and the charge-off of certain credit relationships. The acquisitions of Redwood, Pacific Bay Bank and Republic Bank provided $1.5 million, $885,000 and $2.3 million in additional allowance for possible loan losses, respectively.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $13.5 million and $23.1 million for the three and six months ended June 30, 1999, in comparison to $8.4 million and $16.2 million for the same periods in 1998. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.

         Service charges on deposit accounts and customer service fees were $4.5 million and $8.4 million for the three and six months ended June 30, 1999, in comparison to $3.5 million and $6.9 million for the same periods in 1998, respectively. The increase in service charges and customer service fees is principally attributable to (a) increased deposit balances provided by internal growth; (b) the acquisitions of Redwood, Pacific Bay Bank and Republic Bank; (c) additional products and services available and utilized by First Banks' retail and commercial customer base; (d) increased fee income resulting from revisions of customer service charge rates effective April 1, 1999, and enhanced control of fee waivers; and (e) increased interchange income associated with automatic teller machine services and debit and credit cards. As described below, this increase was partially offset by the foregone revenue associated with the divestiture of certain branch facilities in 1999, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million.

         Mortgage banking revenues consist primarily of loan servicing fees, net, and gains on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $62,000 and $283,000 for the three and six months ended June 30, 1999, from $404,000 and $703,000 for the same periods in 1998, respectively. This decrease is attributable to a reduction in loans serviced for others resulting from the repayment and prepayment of the portfolio and First Banks' strategy of selling the new production of adjustable-rate and nonconforming residential mortgage loans on a servicing released basis. The gain on mortgage loans sold and held for sale increased to $1.5 million and $3.8 million for the three and six months ended June 30, 1999, from $863,000 and $1.9 million for the same periods in 1998, respectively. This increase is primarily attributable to an increased volume of loans sold and held for sale, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and nonconforming residential mortgage loans, which are sold on a servicing released basis. In addition, the increase also reflects the continued expansion of First Banks' mortgage banking activities in the Texas and California market areas.

         Net loss on sales of trading securities was $303,000 for the six months ended June 30, 1999, in comparison to a net gain of $644,000 for the same period in 1998. The loss for 1999 resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading portfolio securities.

         Other income increased to $7.1 million and $9.8 million for the three and six months ended June 30, 1999, in comparison to $2.1 million and $4.1 million for the same periods in 1998, respectively. The primary components of the increase are attributable to increased income earned on First Banks' investment in bank owned life insurance (BOLI), expanded discount brokerage and private banking and trust services, and a gain recognized on the divestiture of certain branch facilities in the central and northern Illinois market areas. BOLI income was $966,000 and $1.8 million for the three and six months ended June 30, 1999, in comparison to $761,000 and $1.4 million for the same periods in 1998. This increase is primarily attributable to FBA's initial investment in BOLI completed in April 1998 and increased income earned on the underlying investments. In addition, First Banks recorded a pre-tax gain of $4.2 million and $4.5 million for the three and six months ended June 30, 1999 associated with the divestiture of seven branch facilities in late March and early April of 1999.

Noninterest Expense

         Noninterest expense was $37.2 million and $72.7 million for the three and six months ended June 30, 1999, in comparison to $35.0 million and $67.1 million for the same periods in 1998, respectively. The increase is reflective of: (a) the acquisitions of Redwood, Pacific Bay Bank and Republic Bank; (b) increased data processing fees primarily associated with First Banks' Year 2000 Program; (c) increased legal, examination and professional fees and (d) the formation of First America Capital Trust (FACT) and FACT's issuance of Cumulative Trust Preferred Securities in July 1998. The overall increase in noninterest expense is partially offset by a reduction in advertising and business development expenses and communications expenses, and is consistent with management's efforts to more effectively and efficiently monitor and manage these expenditures. In addition, credit card fees declined for the three and six months ended June 30, 1999, in comparison to the same periods in 1998, and is primarily attributable to First Banks' liquidation of its merchant credit card processing operation, effective December 31, 1998.

         Salaries and employee benefits increased to $15.6 million and $30.1 million for the three and six months ended June 30, 1999, in comparison to $14.4 million and $27.3 million for the same periods in 1998, respectively. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial and retail business development capabilities associated with expansion and delivery of its products and services. The overall increase also reflects the competitive employment market environment that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs.

         Data processing fees increased to $4.7 million and $9.2 million for the three and six months ended June 30, 1999, in comparison to $3.0 million and $6.0 million for the same periods in 1998, respectively. First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, provides data processing and various related services to First Banks and the Subsidiary Banks under the terms of data processing agreements. The increase in data processing fees is attributable to growth and technological advancements consistent with First Banks' product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch network infrastructure and expenses associated with the Year 2000 Program.

         Legal, examination and professional fees increased to $1.9 million and $3.2 million for the three and six months ended June 30, 1999, in comparison to $1.3 million and $2.3 million for the same periods in 1998, respectively. The increased fees primarily relate to First Banks' enhanced utilization of external consulting services and legal expenditures associated with litigation defense.

         Guaranteed preferred debentures expense increased to $3.0 million and $6.0 million for the three and six months ended June 30, 1999, in comparison to $2.0 million and $4.0 million for the same periods in 1998. Similar to First Banks' formation of First Preferred Capital Trust (First Capital) and First Capital's issuance of 9.25% Cumulative Trust Preferred Securities (First Capital Preferred Securities) in February 1997, FBA formed FACT, a Delaware business trust subsidiary, on July 21, 1998. FACT issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.1 million. Guaranteed preferred debentures expense on the First Capital
Preferred Securities and the FACT Preferred Securities is recorded as noninterest expense in the accompanying consolidated financial statements.

                          Lending and Credit Management

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 91.3% and 85.2% of total interest income for the six months ended June 30, 1999 and 1998, respectively. Total loans, net of unearned discount, represented 82.4% and 78.6% of total assets as of June 30, 1999 and December 31, 1998, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $260.7 million to $3.71 billion at June 30, 1999 from $3.44 billion at December 31, 1998. The increase in loans, as summarized on the consolidated balance sheets, is attributable to the acquisition of Redwood, which provided loans, net of unearned discount, of $134.4 million, and continued internal growth of $185.4 million. This increase was partially offset by declines in the residential real estate mortgage, consumer and installment and loans held for sale portfolios of $32.7 million, $26.4 million and $72.7 million, respectively. These fluctuations are attributable to the continued sale of conforming residential mortgage loan production into the secondary mortgage market, reductions of new loan origination volumes and the repayment of principal on the existing portfolios.

         First Banks' nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans by category at the dates indicated:

                                                                               June 30,          December 31,
                                                                                 1999                 1998
                                                                                 ----                 ----
                                                                              (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual...............................................     $    17,548                15,385
         Real estate construction and development:
              Nonaccrual...............................................           4,904                 3,858
         Real estate mortgage:
              Nonaccrual...............................................          18,318                18,858
              Restructured terms.......................................           4,553                 5,221
         Consumer and installment:
              Nonaccrual...............................................              91                   216
              Restructured items.......................................              29                    --
                                                                            -----------           -----------
              Total nonperforming loans................................          45,443                43,538
         Other real estate.............................................           2,545                 3,709
                                                                            -----------           -----------
              Total nonperforming assets...............................     $    47,988                47,247
                                                                            ===========           ===========

         Loans, net of unearned discount...............................     $ 3,768,094             3,580,105
                                                                            ===========           ===========
         Loans past due 90 days or more and still accruing.............     $     6,957                 4,674
                                                                            ===========           ===========

         Allowance for possible loan losses to loans ..................            1.72%                 1.70%
         Nonperforming loans to loans..................................            1.21                  1.22
         Allowance for possible loan losses to nonperforming loans.....          142.99                140.04
         Nonperforming assets to loans and other real estate...........            1.27                  1.32
                                                                            ===========           ===========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $45.4 million at June 30, 1999, in comparison to $43.5 million at December 31, 1998. This increase is primarily attributable to an increase in nonaccrual loans at First Bank and FB&T and the overall growth of the loan portfolio, principally within commercial, financial and agricultural, real estate construction and development, and commercial real estate loans, which generally possess a higher level of inherent risk. First Banks does not believe the increase in nonperforming loans to be indicative of distress or negative trends within the loan portfolio.

         Impaired loans, consisting of nonaccrual loans and restructured loans, were $45.4 million and $43.5 million at June 30, 1999 and December 31, 1998, respectively.

         The following is a summary of loan loss experience for the three and six months ended June 30:

                                                                           Three months ended     Six months ended
                                                                                 June 30,             June 30,
                                                                              --------------      ---------------
                                                                              1999      1998      1999       1998
                                                                              ----      ----      ----       ----
                                                                                (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period..................  $ 65,239     54,043    60,970    50,509
Acquired allowances for possible loan losses.............................        --         --     1,466       885
                                                                           --------   --------   -------  --------
                                                                             65,239     54,043    62,436    51,394
                                                                           --------   --------   -------  --------
Loans charged-off........................................................    (5,617)    (2,082)   (7,528)   (4,138)
Recoveries of loans previously charged-off...............................     1,982      1,780     4,206     4,385
                                                                           --------   --------   -------  --------
     Net loan (charge-offs) recoveries...................................    (3,635)      (302)   (3,322)      247
                                                                           --------   --------   -------  --------
Provision for possible loan losses.......................................     3,373      1,850     5,863     3,950
                                                                           --------   --------   -------  --------
Allowance for possible loan losses, end of period........................  $ 64,977     55,591    64,977    55,591
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

                          Interest Rate Risk Management

         First Banks periodically utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                     June 30, 1999             December 31, 1998
                                                               ----------------------       -----------------------
                                                               Notional       Credit        Notional     Credit
                                                                amount       exposure        amount     exposure
                                                                ------       --------        ------     --------
                                                                       (dollars expressed in thousands)

     Interest rate swap agreements - pay
       adjustable rate, receive adjustable rate............   $  500,000         --               --         --
     Interest rate swap agreements - pay
       adjustable rate, receive fixed rate.................      280,000      3,574          280,000      3,526
     Interest rate floor agreements........................       70,000         --           70,000         --
     Interest rate cap agreements..........................       10,000         94           10,000        164
     Forward commitments to sell
       mortgage-backed securities..........................       45,000         --           95,000        237
                                                              ==========    =======          =======      =====

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

         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated in July 1995, November 1996 and July 1997 due to a change in the composition of First Banks' balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $1.2 million and $2.5 million and $1.0 million and $2.0 million for the three and six months ended June 30, 1999 and 1998, respectively. The deferred losses on terminated swap agreements are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid, in which case the deferred losses are charged to operations. The unamortized balance of these losses was $2.8 million and $5.7 million at June 30, 1999 and December 31, 1998, respectively, and is included in other assets.

         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively extended the repricing term of a selected group of loans to more closely correspond with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semi-annually. The amount receivable by First Banks under the swap agreements was $4.2 million at June 30, 1999 and December 31, 1998 and the amount payable by First Banks under the swap agreements was $592,000 and $640,000 at June 30, 1999 and December 31, 1998, respectively.

         During May 1999, First Banks entered into $500.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provide for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which have an effective date of October 1, 1999 and a maturity date of March 31, 2000, provide for First Banks to pay and receive interest on a monthly basis.

         The maturity dates, notional amounts, interest rates paid and received, and fair values of the swap agreements outstanding as of June 30, 1999 were as follows:

                                                        Notional     Interest rate    Interest rate
                       Maturity date                     amount          paid           received       Fair value

         March 31, 2000 (1).........................  $  350,000           --%             --%         $    261
         March 31, 2000 (1).........................      75,000           --              --                56
         March 31, 2000 (1).........................      50,000           --              --                37
         March 31, 2000 (1).........................      25,000           --              --                19
         June 11, 2002..............................      15,000         5.10            6.00               (72)
         September 16, 2002.........................      20,000         5.16            5.36              (496)
         September 16, 2002.........................     175,000         5.16            5.36            (4,299)
         September 18, 2002.........................      30,000         5.18            5.33              (771)
         September 18, 2002.........................      40,000         5.18            5.33            (1,037)
                                                      ----------                                        -------
                                                      $  780,000         5.16            5.39           $(6,302)
                                                      ==========        =====            ====           =======

      --------------------
      (1) These interest rate swap agreements will become effective on October 1, 1999.

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At June 30, 1999 and December 31, 1998, the unamortized costs of these agreements were $94,000 and $159,000, respectively, and were included in other assets.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $55.6 million and $103.1 million at June 30, 1999 and December 31, 1998, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $45.0 million and $95.0 million at June 30, 1999 and December 31, 1998, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At June 30, 1999 and December 31, 1998, the net unamortized gains and losses were $764,000 and $649,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

                             Year 2000 Compatibility

         First Banks and the Subsidiary Banks are subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.

         Data processing services are provided to First Banks by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 issue, First Banks, working jointly with First Services, L.P., has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addresses both Information Technology (IT) projects, such as data processing and data network applications, and non-IT projects, such as building facilities and security systems. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

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

         First Banks has accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 issue, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying CFI within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI throughout 1999. The testing of the Year 2000 solution for ISC was completed and ISC was upgraded throughout First Banks' branch network by June 30, 1999, thereby maintaining compliance with appropriate regulatory guidelines associated with Year 2000.

         The testing of CFI was completed by December 31, 1998. The CFI system was installed in selected bank test locations during the fourth quarter of 1998. The estimated cost of the teller replacement is $8.0 million and will be charged to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment is $3.9 million and $1.4 million, respectively, and is expected to be depreciated to expense over 60 months commencing in the first quarter of 1999.

         The final phase of the Program was the implementation of remediated and other systems into the operating environment of First Banks. With the final phase of the Program substantially completed by June 30, 1999, First Banks continues to focus its efforts on overall contingency planning and specific Year 2000 event preparation.

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

         The total cost of the Program is currently estimated at $16.2 million, comprised of capital improvements of $13.3 million and direct expenses reimbursable to First Services L.P. of $2.9 million. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $450,000 and $900,000 for the three and six months ended June 30, 1999, and $600,000 for the year ended December 31, 1998. In addition, First Banks is estimating direct expenses of $1.9 million for the duration of the Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

         Concurrent with the development and execution of the Plan is the evolution of First Banks' Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be an evolving document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan addresses a variety of issues including critical and common systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer back-up locations. Additionally, First Banks has developed business resumption plans and process resumption test plans for each functional area deemed critical to the operations of First Banks. These business resumption plans, collectively with the Contingency Plan, also serve as evolving documents and will continue to be modified to appropriately address Year 2000 risks associated with the individual needs and responsibilities of each of these critical functional areas based upon the results of the process resumption testing efforts.

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

         In addition, First Banks and its Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and other borrowings, including First Banks' $90 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from those sources were $381.1 million and $391.4 million at June 30, 1999 and December 31, 1998, respectively.

         At June 30, 1999, First Banks' more volatile sources of funds mature as follows:

                                                                                  (dollars expressed in thousands)

         Three months or less...................................................            $  205,410
         Over three months through six months...................................                52,087
         Over six months through twelve months..................................                70,454
         Over twelve months.....................................................                53,196
                                                                                            ----------
           Total................................................................               381,147
                                                                                            ==========

         Management believes the future earnings of its Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the First Capital Preferred Securities and the FACT Preferred Securities.

                       Effects of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities. In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

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

   (b) First Banks filed no reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                FIRST BANKS, INC.
                                   Registrant


Date:  August 10, 1999               By: /s/ James F. Dierberg
                                        ---------------------
                                            James F. Dierberg
                                            Chairman, President and
                                              Chief Executive Officer



Date:  August 10, 1999               By: /s/ Allen H. Blake
                                        -----------------------
                                            Allen H. Blake
                                            Executive Vice President,
                                               Chief Financial Officer,
                                               Chief Operating Officer
                                               and Secretary
                                               (Principal Financial Officer)