Form 10-Q
period 1999-09-30
FIRST BANKS INC
filed 1999-11-12
CIK 710507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                                    Outstanding at
               Class                               October 31, 1999
               -----                               ----------------

     Common Stock, $250.00 par value                     23,661

                                FIRST BANKS, INC.
                                      INDEX


                                                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements (unaudited):
                  Consolidated Balance Sheets as of September 30, 1999
                      and December 31, 1998......................................................       -1-
                  Consolidated Statements of Income for the three and nine
                      months ended September 30, 1999 and 1998...................................       -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                      Comprehensive  Income for the nine months ended  September
                      30, 1999 and 1998 and the three months ended
                      December 31, 1998..........................................................       -4-
                  Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1999 and 1998..........................................       -5-
                  Notes to Consolidated Financial Statements.....................................       -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................      -12-


PART II           OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................      -26-

SIGNATURES.......................................................................................      -27-



                         PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                September 30,     December 31,
                                                                                    1999              1998
                                                                                    ----              ----


                                 ASSETS
                                 ------

Cash and cash equivalents:
   Cash and due from banks.................................................     $  115,808           174,329
   Interest-bearing deposits with other financial
    institutions with maturities of three months or less...................          1,746             3,733
   Federal funds sold......................................................         59,300            36,700
                                                                                ----------       -----------
         Total cash and cash equivalents...................................        176,854           214,762
                                                                                ----------       -----------

Investment securities:
   Trading, at fair value..................................................             --             3,425
   Available for sale, at fair value.......................................        413,192           509,695
   Held to maturity, at amortized cost (fair value of
     $21,411 and $22,568 at September 30, 1999 and
     December 31,1998, respectively).......................................         21,298            21,676
                                                                                ----------       -----------
         Total investment securities.......................................        434,490           534,796
                                                                                ----------       -----------

Loans:
   Commercial, financial and agricultural..................................      1,095,558           920,007
   Real estate construction and development................................        883,491           720,910
   Real estate mortgage....................................................      1,729,430         1,529,177
   Consumer and installment ...............................................        246,415           282,549
   Loans held for sale.....................................................         45,636           135,619
                                                                                ----------       -----------
         Total loans ......................................................      4,000,530         3,588,262
   Unearned discount.......................................................         (7,577)           (8,157)
   Allowance for possible loan losses......................................        (68,498)          (60,970)
                                                                                ----------       -----------
         Net loans.........................................................      3,924,455         3,519,135
                                                                                ----------       -----------

Bank premises and equipment, net of accumulated
   depreciation and amortization...........................................         74,908            63,848
Intangibles associated with the purchase of subsidiaries...................         47,579            36,534
Mortgage servicing rights, net of amortization.............................          9,124             9,825
Accrued interest receivable................................................         30,652            28,465
Other real estate..........................................................          1,407             3,709
Deferred income taxes......................................................         56,185            46,848
Other assets...............................................................         97,592            96,888
                                                                                ----------       -----------
         Total assets......................................................     $4,853,246         4,554,810
                                                                                ==========       ===========


                                FIRST BANKS, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                September 30,     December 31,
                                                                                    1999              1998
                                                                                    ----              ----


                               LIABILITIES
                               -----------

Deposits:
    Demand:
       Non-interest-bearing................................................     $  608,652           561,383
       Interest-bearing....................................................        396,586           377,435
    Savings................................................................      1,228,724         1,198,567
    Time:
       Time deposits of $100 or more.......................................        307,403           219,996
       Other time deposits.................................................      1,676,669         1,582,604
                                                                                ----------       -----------
         Total deposits....................................................      4,218,034         3,939,985
Other borrowings...........................................................         96,260           121,331
Notes payable..............................................................         73,000            50,048
Accrued interest payable...................................................         10,182             5,817
Deferred income taxes......................................................          9,940            10,920
Accrued and other liabilities..............................................         20,709            20,652
Minority interest in subsidiary............................................         12,188            15,251
                                                                                ----------       -----------
         Total liabilities.................................................      4,440,313         4,164,004
                                                                                ----------       -----------

Guaranteed preferred beneficial interests in:
    First Banks, Inc. subordinated debenture...............................         83,367            83,288
    First Banks America, Inc. subordinated debenture.......................         44,202            44,155
                                                                                ----------       -----------
         Total guaranteed preferred beneficial interests in
           subordinated debentures.........................................        127,569           127,443
                                                                                ----------       -----------

                          STOCKHOLDERS' EQUITY
                          --------------------

Preferred stock:
    $1.00 par value, 5,000,000 shares authorized; no shares issued
       and outstanding at September 30, 1999 and December 31, 1998.........             --                --
    Class A convertible, adjustable rate, $20.00 par value; 750,000
       shares authorized; 641,082 shares issued and outstanding............         12,822            12,822
    Class B adjustable rate, $1.50 par value; 200,000 shares,
       authorized; 160,505 shares issued and outstanding...................            241               241
Common stock, $250.00 par value; 25,000 shares
    authorized; 23,661 shares issued and outstanding.......................          5,915             5,915
Capital surplus............................................................          2,979               780
Retained earnings..........................................................        259,195           231,867
Accumulated other comprehensive income.....................................          4,212            11,738
                                                                                ----------       -----------
         Total stockholders' equity........................................        285,364           263,363
                                                                                ----------       -----------
         Total liabilities and stockholders' equity........................     $4,853,246         4,554,810
                                                                                ==========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                      Three months ended       Nine months ended
                                                                                         September 30,           September 30,
                                                                                      ------------------       -----------------
                                                                                      1999         1998       1999          1998
                                                                                      ----         ----       ----          ----

Interest income:
     Interest and fees on loans....................................................  $ 81,919      73,239     235,558    209,409
     Investment securities.........................................................     6,347       9,966      20,454     31,676
     Federal funds sold and other..................................................       779         551       1,234      2,541
                                                                                     --------     -------    --------   --------
           Total interest income...................................................    89,045      83,756     257,246    243,626
                                                                                     --------     -------    --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand.....................................................     1,269       1,141       3,565      3,944
       Savings.....................................................................    10,962      11,226      32,976     31,011
       Time deposits of $100 or more...............................................     2,986       2,883       8,452      9,258
       Other time deposits.........................................................    21,197      22,590      62,158     70,322
     Interest rate exchange agreements, net........................................     1,409         990       3,997      2,970
     Notes payable and other borrowings............................................     1,721       1,472       5,512      4,519
                                                                                     --------     -------    --------   --------
           Total interest expense..................................................    39,544      40,302     116,660    122,024
                                                                                     --------     -------    --------   --------
           Net interest income.....................................................    49,501      43,454     140,586    121,602
                                                                                     --------     -------    --------   --------
Provision for possible loan losses.................................................     2,880       2,275       8,743      6,225
                                                                                     --------     -------    --------   --------
           Net interest income after provision for possible loan losses............    46,621      41,179     131,843    115,377
                                                                                     --------     -------    --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.................     4,434       3,781      12,791     10,670
     Credit card fees..............................................................        35         695         362      2,307
     Loan servicing fees, net......................................................       113         177         396        880
     Gain on mortgage loans sold and held for sale.................................     1,605       1,758       5,439      3,659
     Net gain on sales of available-for-sale securities............................         1         559         793        815
     Net gain (loss) on sales of trading securities................................        --         (29)       (303)       615
     Other.........................................................................     2,833       2,059      12,661      6,205
                                                                                     --------     -------    --------   --------
           Total noninterest income................................................     9,021       9,000      32,139     25,151
                                                                                     --------     -------    --------   --------
Noninterest expense:
     Salaries and employee benefits................................................    15,560      14,627      45,631     41,897
     Occupancy, net of rental income...............................................     3,505       2,830       9,347      7,970
     Furniture and equipment.......................................................     2,179       1,755       6,178      5,381
     Federal Deposit Insurance Corporation premiums................................       223         360         880        977
     Postage, printing and supplies................................................     1,003       1,144       3,156      4,093
     Data processing fees..........................................................     4,658       3,737      13,881      9,691
     Legal, examination and professional fees......................................     1,700       1,716       4,942      4,046
     Credit card...................................................................       142         987         509      2,549
     Communications................................................................       660         741       1,923      2,233
     Advertising and business development..........................................     1,019       1,111       2,566      3,767
     (Gain) loss on sales of other real estate, net of expenses....................      (391)       (146)       (405)       515
     Guaranteed preferred debentures...............................................     3,014       2,786       9,042      6,828
     Other.........................................................................     4,243       4,458      12,600     13,255
                                                                                     --------     -------    --------   --------
           Total noninterest expense...............................................    37,515      36,106     110,250    103,202
                                                                                     --------     -------    --------   --------
           Income before provision for income taxes and minority interest in income
              of subsidiary........................................................    18,127      14,073      53,732     37,326
Provision for income taxes.........................................................     6,689       5,079      19,792     13,469
                                                                                     --------     -------    --------   --------
           Income before minority interest in income of subsidiary.................    11,438       8,994      33,940     23,857
Minority interest in income of subsidiary..........................................       416         407       1,088      1,028
                                                                                     --------     -------    --------   --------
           Net income..............................................................    11,022       8,587      32,852     22,829
Preferred stock dividends..........................................................       196         196         524        524
                                                                                     --------     -------    --------   --------
           Net income available to common stockholders.............................  $ 10,826       8,391      32,328     22,305
                                                                                     ========     =======    ========   ========
Earnings per share:
     Basic.........................................................................  $ 457.54      354.65    1,366.29     942.70
     Diluted.......................................................................    444.11      343.73    1,320.33     910.91
                                                                                     ========     =======    ========   ========
Weighted average shares of common stock outstanding................................    23,661      23,661      23,661     23,661
                                                                                     ========     =======    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
           Consolidated Statements of Changes in Stockholders' Equity
             and Comprehensive Income (unaudited) Nine months ended
               September 30, 1999 and 1998 and three months ended
                                December 31, 1998
             (dollars expressed in thousands, except per share data)




                                                                                                                    Accu-
                                                                Adjustable rate                                    mulated
                                                                preferred stock                                     other   Total
                                                                ----------------
                                                              Class A                            Compre-           compre- stock-
                                                              conver-           Common   Capital hensive Retained  hensiveholders'
                                                               tible  Class B    stock   surplus income  earnings  income  equity
                                                               -----  -------    -----   ------- ------  --------  ------  ------

Consolidated balances, January 1, 1998....................  $ 12,822    241     5,915    3,978           199,143  9,438  231,537
    Nine months ended September 30, 1998:
   Comprehensive income:
       Net income.........................................       --      --        --       --   22,829   22,829     --   22,829
       Other comprehensive income, net of tax  -
         Unrealized gains on securities, net of
           reclassification adjustment (1)................       --      --        --       --    3,061       --  3,061    3,061
                                                                                                -------
       Comprehensive income...............................                                       25,890
                                                                                                =======
   Class A preferred stock dividends, $0.80 per share.....       --      --        --       --              (513)    --     (513)
   Class B preferred stock dividends, $0.07 per share.....       --      --        --       --               (11)    --      (11)
   Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (2,546)               --     --   (2,546)
                                                            -------     ---     -----   ------          --------  ----- --------
Consolidated balances, September 30, 1998.................    12,822    241     5,915    1,432           221,448 12,499  254,357
Three  months ended December 31, 1998: Comprehensive income:
       Net income.........................................       --      --        --       --   10,681   10,681     --   10,681
       Other comprehensive income, net of tax  -
         Unrealized losses on securities, net of
           reclassification adjustment (1)................       --      --        --       --     (761)      --   (761)    (761)
                                                                                                -------
       Comprehensive income...............................                                        9,920
                                                                                                =======
   Class A preferred stock dividends, $0.40 per share.....       --      --        --       --              (256)    --     (256)
       Class B preferred stock dividends, $0.04 per share.       --      --        --       --                (6)    --       (6)
   Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --     (652)               --     --     (652)
                                                            -------     ---     -----   ------          --------  ----- --------
Consolidated balances, December 31, 1998..................    12,822    241     5,915      780           231,867 11,738  263,363
Nine months ended September 30, 1999: Comprehensive income:
       Net income.........................................       --      --        --       --   32,852   32,852     --   32,852
       Other comprehensive income, net of tax  -
         Unrealized losses on securities, net of
           reclassification adjustment (1) ...............       --      --        --       --   (7,526)      -- (7,526)  (7,526)
                                                                                                -------
           Comprehensive income...........................                                       25,326
                                                                                                =======
   Class A preferred stock dividends, $0.80 per share.....       --      --        --       --              (513)    --     (513)
   Class B preferred stock dividends, $0.07 per share.....       --      --        --       --               (11)    --      (11)
   Effect of capital stock transactions of
       majority-owned subsidiary..........................       --      --        --   (3,341)               --     --   (3,341)
   Reclassification of retained earnings..................       --      --        --    5,000            (5,000)    --       --
   Reduction of deferred tax valuation reserve............       --      --        --      540                --     --      540
                                                            -------     ---     -----   ------          --------  ----- --------
Consolidated balances, September 30, 1999.................  $12,822     241     5,915    2,979           259,195   4,212 285,364
                                                            =======     ====    =====   ======          ========  ====== =======

 (1) Disclosure of reclassification adjustment:

                                                                                         Nine months ended  Three months ended
                                                                                          September 30,        December 31,
                                                                                         -----------------  ------------------
                                                                                           1999    1998            1998
                                                                                           ----    ----            ----

     Unrealized (losses) gains arising during the period............................  $  (7,011)   3,591           (338)
     Less:  reclassification adjustment for gains included in net income............        515      530            423
                                                                                        -------   ------          -----
     Unrealized (losses) gains on securities........................................  $  (7,526)   3,061           (761)
                                                                                        =======   ======          =====

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                     1999              1998
                                                                                     ----              ----
Cash flows from operating activities:
     Net income.............................................................     $  32,852            22,829
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization of bank premises
           and equipment....................................................         5,375             3,835
         Amortization, net of accretion.....................................         9,529             7,851
         Originations and purchases of loans held for sale..................      (378,045)         (391,414)
         Proceeds from the sale of loans held for sale......................       437,397           348,425
         Provision for possible loan losses.................................         8,743             6,225
         Provision for income taxes.........................................        19,792            13,469
         Payments of income taxes...........................................       (18,816)          (13,161)
         Increase in accrued interest receivable ...........................          (326)             (825)
         Net decrease (increase) in trading securities......................         3,425              (772)
         Interest accrued on liabilities....................................       116,660           122,045
         Payments of interest on liabilities................................      (113,634)         (123,563)
         Gain on sales of branch deposits...................................        (4,474)               --
         Gain on mortgage loans sold and held for sale......................        (5,439)           (3,659)
         Net gain on sales of available-for-sale securities.................          (793)             (815)
         Other operating activities, net....................................        (1,494)          (13,413)
         Minority interest in income of subsidiary..........................         1,088             1,028
                                                                                 ---------         ---------
              Net cash provided by (used in) operating activities...........       111,840           (21,915)
                                                                                 ---------         ---------
Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash and cash
       equivalents received (paid)..........................................       (15,961)           29,339
     Proceeds from sales of investment securities available for sale........        64,640           104,273
     Maturities of investment securities available for sale.................       230,315           271,571
     Maturities of investment securities held to maturity...................         2,330             1,699
     Purchases of investment securities available for sale..................      (148,230)         (160,102)
     Purchases of investment securities held to maturity....................        (1,982)           (3,124)
     Net increase in loans..................................................      (259,737)         (327,896)
     Recoveries of loans previously charged-off ............................         6,931             6,656
     Purchases of bank premises and equipment...............................       (13,561)           (9,984)
     Other investing activities.............................................          (695)           (3,612)
                                                                                 ----------        ---------
              Net cash used in investing activities.........................      (135,950)          (91,180)
                                                                                 ---------         ---------
Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits.....................       (58,424)          147,845
     Increase (decrease) in time deposits...................................        96,248          (133,516)
     Decrease in Federal Home Loan Bank advances............................       (25,000)           (1,514)
     (Decrease) increase in securities sold under agreements to repurchase..           (71)           13,979
     Increase in notes payable..............................................        22,952            17,264
     Proceeds from issuance of guaranteed preferred subordinated
       debenture............................................................            --            44,124
     Payment of preferred stock dividends...................................          (524)             (524)
     Sales of branch deposits...............................................       (48,979)               --
                                                                                 ---------         ---------
              Net cash (used in) provided by financing activities ..........       (13,798)           87,658
                                                                                 ---------         ---------
              Net decrease in cash and cash equivalents ....................       (37,908)          (25,437)
Cash and cash equivalents, beginning of period .............................       214,762           168,480
                                                                                 ---------         ---------
Cash and cash equivalents, end of period....................................     $ 176,854           143,043
                                                                                 =========         =========

Noncash investing and financing activities:
     Loans held for sale transferred to loans...............................     $  21,831                --
     Loans held for sale transferred to available-for-sale
       investment securities................................................         4,065                --
     Loans transferred to other real estate.................................         2,549             2,391
     Loans transferred to investment securities available for sale..........            --            65,361
                                                                                 =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999.

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

         First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) as follows:

      First Bank, headquartered in St. Louis County, Missouri (First Bank) First Bank & Trust, headquartered in Newport Beach, California (FB&T) Century Bank, headquartered in Beverly Hills, California (Century Bank) First Banks America, Inc., headquartered in St.Louis County, Missouri
          (FBA), and its wholly owned subsidiaries:
               First Bank Texas N.A., headquartered in Houston, Texas (FB Texas) First Bank of California, headquartered in Roseville, California (FB California) Redwood Bank, headquartered in San Francisco, California (Redwood Bank)

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.84% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock, pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. This tender offer increased First Banks' ownership interest in FBA to 82.34% of the outstanding voting stock of FBA. At September 30, 1999, First Banks' ownership interest in FBA was 82.67%.

(2)      Acquisitions and Divestitures

         On March 4, 1999, FBA completed its acquisition of Redwood Bancorp (Redwood) and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 million in investment securities and $162.9 million in deposits at the acquisition date. The transaction was funded from available proceeds from the sale of the 8.50% Guaranteed Preferred Beneficial Interest in First Banks America, Inc. Subordinated Debenture completed in July 1998. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years.

         On August 31, 1999, First Banks completed its acquisition of Century Bank for cash consideration of $31.5 million. Century Bank is located in Beverly Hills, California and operates commercial banking facilities in Beverly Hills, Los Angeles, Santa Monica, Marina del Rey, Encino and San Francisco, California. At the acquisition date, Century Bank had total assets of $156.0 million, total loans, net of unearned discount, of $94.8 million, total investment securities of $26.1 million and total deposits of $132.0 million. The transaction was funded from borrowings under First Banks' $100 million credit agreement with a group of unaffiliated financial institutions. The excess of the cost over the fair value of the net assets acquired was approximately $4.5 million and is being amortized over 15 years.

         On September 17, 1999, FB&T completed its assumption of the deposits and certain liabilities and the purchase of selected assets of the Malibu, California branch office of Brentwood Bank of California. The transaction resulted in the acquisition of approximately $17.3 million of deposits and one branch office that operates as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $325,000 and is being amortized over 15 years.

         The aforementioned transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. Due to the immaterial effect on previously reported financial information, proforma disclosures have not been prepared for the aforementioned transactions.

         On October 8, 1999, FBA and Lippo Bank entered into an Agreement and Plan of Reorganization providing for the acquisition of Lippo Bank, San Francisco, California. Under the agreement, FBA will purchase all of the issued and outstanding capital stock of Lippo Bank for an estimated purchase price of $17.2 million. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. At September 30, 1999, Lippo Bank had $90.2 million in total assets, $46.0 million in loans, net of unearned discount, $33.9 million in investment securities and $80.1 million in total deposits. The transaction, which has received the approval of Lippo Bank's majority shareholder and is subject to regulatory approvals, is expected to be completed during the first quarter of 2000.

         In March and April 1999, First Bank completed its divestiture of seven branch facilities in the northern and central Illinois market areas, resulting in a reduction of the deposit base of approximately $54.8 million and a pre-tax gain of $4.4 million recorded in other income. In September 1999, First Bank entered into a Branch Purchase and Assumption Agreement for the sale of one branch facility in central Illinois. This transaction, which is subject to regulatory approvals, is expected to close during the first quarter of 2000.

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

         Quantitative measures established by regulations to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain certain minimum ratios. First Banks and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a financial institution is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 risk-weighted asset ratio of at least 6.00% and a leverage ratio of at least 5.00%. As of March 31, 1999, the date of the most recent notification from First Banks' primary regulator, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of September 30, 1999, the Subsidiary Banks, with the exception of FB&T, were each well capitalized. During September 1999, FB&T experienced an unusually high level of loan growth and, as a result, fell below the minimum capital level required to be considered well capitalized under the Prompt Corrective Action provisions. However, at October 31, 1999, FB&T's capital ratio returned to the well-capitalized level as a result of loan payoffs and a $3.0 million capital infusion from First Banks. Management considers the decline in FB&T's capital level at September 30, 1999 to be a temporary situation and does not foresee any future events that would prevent FB&T from remaining well capitalized.

         At September 30, 1999 and December 31, 1998, First Banks' and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk based capital ratios
                                              ---------------------------------------
                                                   Total                     Tier 1                Leverage ratio
                                                   -----                     ------                --------------
                                              1999       1998           1999      1998              1999    1998
                                              ----       ----           ----      ----              ----    ----

         First Banks......................    9.94%     10.27%          7.77%     7.87%            7.05%    6.78%
         First Bank.......................   10.51      10.01           9.25      8.75             8.01     7.46
         FB&T.............................    9.76      10.39           8.50      9.13             8.07     7.60
         Century Bank (1).................   21.86        --           20.60       --             14.37       -
         FB Texas.........................   12.41      11.37          11.15     10.11            10.06     9.15
         FB California....................   11.41      10.63          10.15      9.37             9.48     8.34
         Redwood Bank (2).................   10.94        --           10.06       --              9.55      --

         ----------------
         (1)      Century Bank was acquired by First Banks on August 31, 1999.
         (2)      Redwood Bank was acquired by FBA on March 4, 1999.

 (4)     Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                          Income            Shares              Per share
                                                                        (numerator)      (denominator)           amount
                                                                        -----------      -------------           ------
                                                                   (dollars expressed  in thousands, except per share data)

   Three months ended September 30, 1999:
     Basic EPS - income available to common stockholders..........     $    10,826            23,661          $     457.54
                                                                                                              ============
     Effect of dilutive securities:
       Class A convertible preferred stock........................             192             1,149
                                                                       -----------        ----------
     Diluted EPS - income available to common stockholders........     $    11,018            24,810          $     444.11
                                                                       ===========        ==========          ============

   Three months ended September 30, 1998:
     Basic EPS - income available to common stockholders..........     $     8,391            23,661          $     354.65
                                                                                                              ============
     Effect of dilutive securities:
       Class A convertible preferred stock........................             193             1,311
                                                                       -----------        ----------
     Diluted EPS - income available to common stockholders........     $     8,584            24,972          $     343.73
                                                                       ===========        ==========          ============

   Nine months ended September 30, 1999:
     Basic EPS - income available to common stockholders..........     $    32,329            23,661          $   1,366.29
                                                                                                              ============
     Effect of dilutive securities:
       Class A convertible preferred stock........................             512             1,212
                                                                       -----------        ----------
     Diluted EPS - income available to common stockholders........     $    32,841            24,873          $   1,320.33
                                                                       ===========        ==========          ============

   Nine months ended September 30, 1998:
     Basic EPS - income available to common stockholders..........     $    22,305            23,661          $     942.70
                                                                                                              ============
     Effect of dilutive securities:
       Class A convertible preferred stock........................             513             1,389
                                                                       -----------        ----------
     Diluted EPS - income available to common stockholders........     $    22,818            25,050          $     910.91
                                                                       ===========        ==========          ============

(5)      Business Segment Results

         First Banks' business segments are First Bank, FB California, Redwood Bank, FB Texas, FB&T, Century Bank and First Bank Mortgage (FBM). The reportable business segments are consistent with the management structure of First Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, First Bank, FB California, Redwood Bank, FB Texas, FB&T and Century Bank provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri and Illinois (First Bank), southern California (FB&T and Century Bank), northern California (FB California and Redwood Bank) and Houston, Dallas, Irving and McKinney, Texas (FB Texas). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between these operating segments of First Banks. There are no foreign operations.

         FBM conducts the mortgage banking activities of First Banks. The mortgage banking activities consist primarily of the origination and purchase of conforming and nonconforming residential real estate loans, which are generally sold into the secondary market. The related mortgage servicing rights are generally maintained for conforming loans while the nonconforming loans are sold on a servicing released basis. FBM's revenues include the interest earned while loans are held pending sale, net gains on the sale of loans, and mortgage loan servicing fees earned from its loan servicing portfolio. The products and services are offered to customers primarily within First Banks' four geographic areas. FBM also services certain residential real estate loans for FB California for which it receives loan servicing fees.

         The  business  segment  results  are  summarized  as  follows  and  are consistent with First Banks' internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking and mortgage banking industries. The balance sheet information is presented as of September 30, 1999 and December 31, 1998, and the statement of income information is presented for the three and nine months ended September 30, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired by FBA on March 4, 1999, and Century Bank, which was acquired by First Banks on August 31, 1999, for the periods subsequent to the respective acquisition dates.

                                             First Bank           FB California          Redwood Bank (1)          FB Texas
                                       ---------------------  ---------------------    -------------------    -------------------
                                       Sept. 30,     Dec 31,   Sept 30,     Dec. 31,    Sept. 30,   Dec. 31,  Sept.30     Dec. 31,
                                         1999         1998       1999         1998        1999        1998      1999        1998
                                         ----         ----       ----         ----        ----        ----      ----        ----
                                                                    (dollars expressed in thousands)

Balance sheet information:

Investment securities................. $  200,192     252,165      24,573     53,449       33,582         --    31,797     59,914
Loans, net of unearned discount.......  2,478,054   2,354,937     346,685    314,977      145,767         --   221,103    201,426
Total assets..........................  2,892,983   2,869,648     422,458    410,110      195,791         --   277,572    300,984
Deposits..............................  2,629,689   2,623,157     373,322    363,422      168,162         --   238,714    264,425
Stockholders' equity.................. $  253,489     236,010      45,568     42,825       26,413         --    29,926     30,249
                                       ==========   =========     =======   ========    =========      =====  ========   ========


                                              First Bank              FB California        Redwood Bank (1)         FB Texas
                                          ------------------       ------------------     -----------------    ------------------
                                          Three months ended       Three months ended     Three months ended   Three months ended
                                             September 30,            September 30,         September 30,         September 30,
                                          ------------------       -----------------      -----------------     -----------------
                                          1999          1998        1999        1998        1999        1998     1999       1998
                                          ----          ----        ----        ----        ----        ----     ----       ----
                                                                        (dollars expressed in thousands)
Income statement information:


Interest income.......................  $  54,146      53,754       8,582      8,472         3,866        --     5,500      5,706
Interest expense......................     25,292      26,813       3,050      3,314         1,447        --     2,185      2,337
                                         --------    --------     -------     ------         -----      ----     ------     -----
   Net interest income................     28,854      26,941       5,532      5,158        2,419                3,315      3,369
Provision for possible loan losses....      1,950       1,900          15        150           60         --        15         75
                                         --------    --------     -------     ------         ----      -----    ------     ------
   Net interest income after provision
     for possible loan losses.........     26,904      25,041       5,517      5,008         2,359        --     3,300      3,294
                                         --------    --------     -------     ------         -----     -----    ------     ------
Noninterest income (2)................      5,360       4,002         934        836          122         --       504        590
Noninterest expense (3)...............     18,055      18,899       3,785      3,918         1,496        --     2,367      2,119
                                         --------   ---------     -------     ------         -----     -----    ------     ------
   Income before provision for income.
     taxes and minority interest in
     income of subsidiary.............     14,209      10,144       2,666      1,926          985         --     1,437      1,765
Provision for income taxes............      4,879       3,409       1,089        928          443         --       492        598
                                         --------   ---------     -------     ------         ----      -----    ------     ------
   Income before minority interest
     in income of subsidiary..........      9,330       6,735       1,577        998          542         --       945      1,167
Minority interest in income of                 --          --          --         --           --         --        --         --
   subsidiary                            --------   ---------      ------     ------         ----      -----       -----     ----
   Net income..........................  $  9,330       6,735       1,577        998          542         --       945      1,167
                                         ========   =========     =======     ======         ====      =====    ======     ======


                                              First Bank              FB California        Redwood Bank (1)         FB Texas
                                           -----------------        -----------------      ----------------     -----------------
                                           Nine months ended        Nine months ended      Nine months ended    Nine months ended
                                             September 30,            September 30,         September 30,         September 30,
                                          ------------------        ----------------       -----------------    ----------------
                                          1999          1998        1999        1998        1999        1998     1999       1998
                                          ----          ----        ----        ----        ----        ----     ----       ----
                                                                        (dollars expressed in thousands)
Income statement information:

Interest income....................... $  158,300     158,739      24,714     24,346        8,796         --    16,523     16,229
Interest expense......................     74,970      80,691       9,125     10,066        3,282         --     6,510      6,569
                                       ----------    --------     -------     ------        -----      -----    ------     ------
   Net interest income................     83,330      78,048      15,589     14,280        5,514         --    10,013      9,660
Provision for possible loan losses....      6,650       5,000          95        450          133         --        75        275
                                       ----------    --------     -------     ------         ----      -----    ------     ------
   Net interest income after provision
     for possible loan losses.........     76,680      73,048      15,494     13,830        5,381         --     9,938      9,385
                                       ----------    --------     -------     ------        -----      -----    ------     ------
Noninterest income (2)................     19,776      14,026       2,358      2,165          325         --     1,560      1,342
Noninterest expense (3)...............     51,890      54,626      11,410     11,725        3,403         --     6,877      6,507
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before provision for income
     taxes and minority interest in
     income of subsidiary.............     44,566      32,448       6,442      4,270        2,303         --     4,621      4,220
Provision for income taxes............     15,035      10,947       2,742      1,895        1,087         --     1,588      1,452
                                       ----------   ---------     -------     ------        -----      -----    ------     ------
   Income before minority interest....
     in income of subsidiary..........     29,531      21,501       3,700      2,375        1,216         --     3,033      2,768
Minority interest in income of                 --          --          --         --           --         --        --         --
   subsidiary                           ---------     -------      ------     ------        -----      -----     -----     ------
   Net income......................... $   29,531      21,501       3,700      2,375        1,216         --     3,033      2,768
                                       ==========   =========     =======     ======        =====      =====    ======     ======
-----------------

(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) FBM includes intercompany loan servicing fees of $146,000 and $473,000 for the three and nine months ended September 30, 1999, respectively, and $234,000 and $830,000 for the comparable periods in 1998.
(3) Corporate and other includes $2.0 million and $5.9 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.0 million and $3.1 million, for the three and nine months ended September 30, 1999, respectively, and $1.8 million and $4.4 million of guaranteed preferred debenture expense, after applicable income tax benefit of $975,000 and $2.4 million, for the comparable periods in 1998.
(4)  Century Bank was acquired by First Banks on August 31, 1999.


                                                                                Corporate, other
                                                                                and intercompany
   Century Bank (4)                FB&T                      FBM                reclassifications         Consolidated totals
------------------------ -------------------------  -------------------------  -----------------         --------------------
Sept. 30,      Dec.31,    Sept. 30,  Dec. 31,       Sept. 30,     Dec. 31,     Sept. 30,   Dec. 31,      Sept. 30,   Dec. 31,
    1999        1998       1999        1998            1999         1998         1999        1998          1999       1998
                                                    (dollars expressed in thousands)

   25,010         --      84,870    134,203          15,656        12,199        8,810      22,866          434,490      534,796
   93,662         --     650,501    573,562          57,592       135,619         (411)       (416)       3,992,953    3,580,105
  170,290         --     806,345    793,217          84,502       154,952        3,305      25,899        4,853,246    4,554,810
  135,693         --     673,394    701,406          20,500        35,873      (21,440)    (48,298)       4,218,034    3,939,985
   31,773         --      73,478     75,165           4,360         7,663      179,643)   (128,549)         285,364      263,363
=========   ========     =======   ========        ========     =========      ========   ========        =========    =========

                                                                                Corporate, other
                                                                                and intercompany
 Century Bank (4)                 FB&T                      FBM                 reclassifications       Consolidated totals
------------------         ------------------       ------------------          -----------------       -------------------
Three months ended         Three months ended       Three months ended         Three months ended        Three months ended
   September 30,              September 30,            September 30,              September 30,             September 30,
------------------         -----------------        ------------------         ------------------         -----------------
  1999      1998           1999        1998          1999       1998            1999       1998           1999       1998
                                                    (dollars expressed in thousands)

  1,075         --         14,691     14,103           1,300      1,925          (115)      (204)         89,045     83,756
    357         --          5,874      6,343             844      1,302           495        193          39,544     40,302
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
    718         --          8,817      7,760             456        623          (610)      (397)         49,501     43,454
     40         --            800        150              --         --            --         --           2,880      2,275
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------

    678         --          8,017      7,610             456        623          (610)      (397)         46,621     41,179
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
     66         --          1,037        999           1,600      2,199          (602)       374           9,021      9,000
    467         --          6,644      5,642           2,069      2,166         2,632      3,362          37,515     36,106
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------


    277         --          2,410      2,967             (13)       656        (3,844)    (3,385)         18,127     14,073
    123         --            957      1,191              (5)       230        (1,289)    (1,277)          6,689      5,079
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------

    154         --          1,453      1,776              (8)       426        (2,555)    (2,108)         11,438      8,994
     --         --             --         --              --         --           416        407             416        407
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
    154         --          1,453      1,776              (8)       426        (2,971)    (2,515)         11,022      8,587
=======   ========       ========   ========       =========  =========      ========   ========        ========   ========


                                                                                Corporate, other
                                                                                and intercompany
 Century Bank (4)                 FB&T                      FBM                 reclassifications         Consolidated totals
------------------       -------------------       --------------------      -----------------------     --------------------
 Nine months ended         Nine months ended         Nine months ended          Nine months ended         Nine months ended
   September 30,              September 30,            September 30,              September 30,             September 30,
  1999      1998           1999        1998          1999       1998            1999       1998           1999       1998
                                              (dollars expressed in thousands)

  1,075         --         43,046     39,480           5,064      5,285          (272)      (453)        257,246    243,626
    357         --         17,863     19,310           3,342      3,595         1,211      1,793         116,660    122,024
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
    718         --         25,183     20,170           1,722      1,690        (1,483)    (2,246)        140,586    121,602
     40         --          1,750        500              --         --            --         --           8,743      6,225
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------

    678         --         23,433     19,670           1,722      1,690        (1,483)    (2,246)        131,843    115,377
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
     66         --          3,401      2,833           5,652      5,465          (999)      (680)         32,139     25,151
    467         --         19,869     16,084           6,356      5,428         9,978      8,832         110,250    103,202
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------


    277         --          6,965      6,419           1,018      1,727       (12,460)   (11,758)         53,732     37,326
    123         --          3,017      2,422             356        604        (4,156)    (3,851)         19,792     13,469
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------

    154         --          3,948      3,997             662      1,123        (8,304)    (7,907)         33,940     23,857
     --         --             --         --              --         --         1,088      1,028           1,088      1,028
-------   --------       --------   --------       ---------  ---------      --------   --------        --------   --------
    154         --          3,948      3,997             662      1,123        (9,392)    (8,935)         32,852     22,829
=======   ========       ========   ========       =========  =========      ========   ========        ========   ========

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of First Banks. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; and the ability of First Banks to respond to changes in technology, including effects of the Year 2000 issue. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Additional factors potentially affecting First Banks' results were identified in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                     General

         First Banks is a registered bank holding company, incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. At September 30, 1999, First Banks had $4.9 billion in total assets; $4.0 billion in total loans, net of unearned discount; $4.2 billion in total deposits; and $285.4 million in total stockholders' equity.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services.

         The following table lists the Subsidiary Banks at September 30, 1999:

                                             Number of                             Loans, net of          Total
               Subsidiary Banks              locations          Total assets     unearned discount      deposits
               ----------------              ---------          ------------     -----------------      --------
                                                                        (dollars expressed in thousands)

First Bank..............................        87              $ 2,977,485           2,535,646        2,650,189
FB&T ...................................        22                  806,345             650,501          673,394
Century Bank............................         6                  170,290              93,662          135,693
FBA:
     FB California......................        10                  422,458             346,685          373,322
     FB Texas...........................         6                  277,572             221,103          238,714
     Redwood Bank.......................         4                  195,791             145,767          168,162


                               Financial Condition

         First Banks' total assets increased by $300 million to $4.85 billion from $4.55 billion at September 30, 1999 and December 31, 1998, respectively. As discussed in Note 2 to the accompanying consolidated financial statements, the acquisitions of Century Bank and Redwood provided assets of $156.0 million and $183.9 million, respectively. In addition, net loans, excluding the $94.8 million and $134.4 million of loans acquired from Century Bank and Redwood, respectively, increased $183.6 million, which is discussed under "--Lending and Credit Management" of this Form 10-Q. Offsetting this increase was a reduction in cash and due from banks precipitated by the purchase of Redwood and First Banks' efforts to effectively optimize non-earning assets, and a reduction in investment securities of $100.3 million, which provided additional sources of funds for the loan growth. Total deposits, excluding the deposits provided by the acquisitions of Century Bank and Redwood, decreased by $16.9 million. This decrease, while partially offset by internal deposit growth of $37.9 million, is attributable to the divestiture of certain branch facilities with a total deposit base of $54.8 million. In addition, notes payable increased to $73.0 million at September 30, 1999 from $50.0 million at December 31, 1998, reflecting First Banks' funding source for the acquisition of Century Bank, net of paydowns.

                              Results of Operations

Net Income

         Net income was $11.0 million, or $444.11 per share on a diluted basis, for the three months ended September 30, 1999, in comparison to $8.6 million, or $343.73 per share on a diluted basis, for the comparable period in 1998. Net income for the nine months ended September 30, 1999 and 1998 was $32.9 million and $22.8 million, or $1,320.33 and $910.10 per share on a diluted basis, respectively. The earnings improvement is primarily attributable to First Banks' efforts to realign the composition of the loan portfolio through further diversification and growth; the results of the acquisitions of Century Bank and Redwood; and the divestiture of certain branch facilities. As previously mentioned, the loan growth was primarily funded through internal deposit growth and reductions in cash and due from banks and investment securities.

         Net income was reduced by an increased provision for possible loan losses, as discussed under "--Provision for Possible Loan Losses," and an increase in operating expenses of $1.4 million and $7.0 million for the three and nine months ended September 30, 1999 in comparison to the comparable periods in 1998, respectively. The increased operating expenses are reflective of: the additional cost of the preferred securities issued by FBA in July 1998; the continuing expansion of commercial and retail banking activities; the acquisitions of Century Bank, completed on August 31, 1999, Redwood, completed on March 4, 1999, Pacific Bay Bank, completed on February 2, 1998, and Republic Bank, completed on September 15, 1998; increased legal, examination and professional fees; and increased data processing fees primarily associated with Year 2000 activities.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) improved to $49.7 million, or 4.53% of average earning assets, for the three months ended September 30, 1999, from $43.7 million, or 4.35% of average earning assets, for the comparable period in 1998. For the nine months ended September 30, 1999 and 1998, net interest income (expressed on a tax-equivalent basis) was $141.1 million, or 4.44%, and $122.3 million, or 4.16%, or average earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank, internal loan growth and a reduction in the overall cost of deposits. For the three and nine months ended September 30, 1999 and 1998, loans, on average, increased by $549.1 million and $586.6 million, respectively. Contributing further to the improved net interest income is the effect of (a) the earnings impact of the interest rate swap agreements entered into in 1998 and 1999; (b) the reduction of First Bank's deposit base associated with the divested branch facilities, which was primarily concentrated in certificates of deposit; and (c) a decrease in the cost of interest-bearing liabilities to 4.28% and 4.33% from 4.67% and 4.79% for the three and nine months ended September 30, 1999 and 1998, respectively.

         Although net interest margin improved, the yield on the loan portfolio declined to 8.45% and 8.39% from 8.82% and 8.85% for the three and nine months ended September 30, 1999 and 1998, respectively. This reduction primarily results from the overall decline in the prime lending rate experienced during the latter part of 1998. In addition, increased competition within the market areas served by First Banks has also lead to reduced lending rates.

         The improved net interest margin is further offset by the amortization of deferred hedging losses. These costs were $1.4 million and $4.0 million for the three and nine months ended September 30, 1999, in comparison to $990,000 and $3.0 million for the comparable periods in 1998, respectively. The increase is reflective of the liquidation of a portion of the underlying interest-bearing liabilities, primarily associated with the branch divestitures, which resulted in the additional recognition of a portion of the related deferred losses on the previously terminated interest rate exchange agreements.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield on earning assets, the average cost of interest-bearing liabilities and the resulting net interest income and net interest margin for the three and nine months ended September 30, 1999 and 1998:

                                            Three months ended September 30,                   Nine months ended September 30,
                                     --------------------------------------------    -----------------------------------------------
                                              1999                    1998                      1999                    1998
                                      --------------------  ---------------------    ----------------------   ----------------------
                                            Interest                 Interest                 Interest                 Interest
                                     Average income/Yield/  Average income/Yield/     Average income/Yield/    Average income/Yield/
                                     balance  expenserate   balance expense rate      balance expense rate     balance expense rate
                                     -------  -----------   --------------------      --------------------     --------------------
                                                                      (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans(1)(2)(3)(4)...........  $3,846,498  81,972 8.45%  $3,297,377 73,311 8.82%$3,754,7702  35,724  8.39%$3,168,141 209,633 8.85%
   Investment securities(4)....     435,931   6,446 5.87      641,853 10,107 6.25     460,355  20,831  6.05    698,614  32,112 6.15
   Federal funds sold..........      59,807     744 4.94       39,430    527 5.30      29,266   1,154  5.27     58,919   2,404 5.46
   Other.......................       2,424      35 5.73        2,173     24 4.38       1,747      80  6.12      3,304     137 5.54
                                 ---------- -------        ---------- ------       ----------  ------        --------  -------
        Total interest-earning
          assets...............   4,344,660  89,197 8.15    3,980,833 83,969 8.37   4,246,138 257,789  8.12  3,928,978 244,286 8.31
                                            -------                   ------                  -------                  -------
Nonearning assets..............     347,829                   309,265                 342,858                   302,093
                                 ----------                ----------               ----------               ----------
        Total assets...........  $4,692,489                $4,290,098              $4,588,996                $4,231,071
                                 ==========                ==========              ==========                ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................  $  388,880   1,269 1.29%  $  355,503  1,141 1.27% $  382,790   3,565  1.25%$  353,144   3,944 1.49%
     Savings deposits..........   1,217,845  10,962 3.57    1,116,879 11,226 3.99   1,221,226  32,976  3.61  1,038,717  31,011 3.99
     Time deposits of $100
       or more (3).............     234,496   3,151 5.33      208,753  2,992 5.69     219,666   8,903  5.42    216,439   9,586 5.92
     Other time deposits(3)....   1,688,345  22,386 5.26    1,627,137 23,436 5.71   1,635,220  65,516  5.36  1,688,111  72,880 5.77
                                 ---------- -------        ---------- ------       ---------- ------        ---------- -------
        Total interest-bearing
          deposits.............   3,529,566  37,768 4.25    3,308,272 38,795 4.65   3,458,902 110,960  4.29  3,296,411 117,421 4.76
   Federal funds purchased,
     repurchase agreements
     and Federal Home Loan
     Bank advances(3)..........      77,188     903 4.64       68,846    805 4.64      91,188   3,294  4.83     55,962   1,980 4.73
   Notes payable and other.....      55,995     873 6.19       44,107    702 6.31      51,683   2,406  6.22     50,593   2,623 6.93
                                 ---------- -------        ---------- ------        ---------- ------        --------- -------
        Total interest-bearing
          liabilities..........   3,662,749  39,544 4.28    3,421,225 40,302 4.67   3,601,773 116,660  4.33  3,402,966 122,024 4.79
                                            -------                   ------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............     569,074                   461,287                 537,332                  448,517
   Other liabilities...........     177,165                   159,714                 174,410                  138,781
                                 ----------                ----------              ----------               ----------
        Total liabilities......   4,408,988                 4,042,226               4,313,515                3,990,264
Stockholders' equity...........     283,501                   247,872                 275,481                  240,807
                                 ----------                ----------              ----------               ----------
        Total liabilities and
          stockholders' equity.  $4,692,489                $4,290,098              $4,588,996               $4,231,071
                                 ==========                ==========              ==========               ==========

Net interest income............              49,653                   43,667                  141,129                  122,262
                                            =======                   ======                  =======                  =======
Net interest margin............                     4.53%                    4.35%                     4.44%                   4.16%
                                                   =====                    =====                    ======                    ====
------------
(1)  Nonaccrual  loans are  included in the average loan  amounts.
(2)  Interest income on loans  includes  loan fees.
(3)  Includes the effects of interest rate exchange agreements.
(4)  Information is presented on a  tax-equivalent  basis assuming a tax rate of
     35%.  The  tax-equivalent   adjustments  were  approximately  $152,000  and
     $543,000  for  the  three  and  nine  months  ended   September  30,  1999,
     respectively and $213,000 and $660,000 for the comparable periods in 1998.

Provision for Possible Loan Losses

         The provision for possible loan losses was $2.9 million and $8.7 million for the three and nine months ended September 30, 1999, compared to $2.3 million and $6.2 million for the comparable periods in 1998, respectively. The increase in the provision for possible loan losses reflects the continued growth and changing composition of the loan portfolio, combined with the change from net loan recoveries in 1998 to net loan charge-offs in 1999 caused by an increase in loans charged-off. Net loan charge-offs were $901,000 and $4.2 million for the three and nine months ended September 30, 1999, in comparison to net loan recoveries of $372,000 and $619,000 for the comparable periods in 1998. The increase in net loan charge-offs is reflective of overall growth in the loan portfolio, increased risk associated with the change in the composition of the loan portfolio and the charge-off of certain credit relationships. The acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank provided $1.5 million, $1.5 million, $885,000 and $2.3 million, respectively, in additional allowance for possible loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $9.0 million and $32.1 million for the three and nine months ended September 30, 1999, in comparison to $9.0 million and $25.2 million for the comparable periods in 1998. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.

         Service charges on deposit accounts and customer service fees were $4.4 million and $12.8 million for the three and nine months ended September 30, 1999, in comparison to $3.8 million and $10.7 million for the comparable periods in 1998, respectively. The increase in service charges and customer service fees is attributable to (a) increased deposit balances provided by internal growth;
(b) the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank; (c) additional products and services available and utilized by First Banks' retail and commercial customer base; (d) increased fee income resulting from revisions of customer service charge rates effective April 1, 1999, and enhanced control of fee waivers; and (e) increased interchange income associated with automatic teller machine services and debit and credit cards. As described below, this increase was partially offset by the foregone revenue associated with the divestiture of certain branch facilities in 1999, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million.

         Credit card fees were $35,000 and $362,000 for the three and nine months ended September 30, 1999, in comparison to $695,000 and $2.3 million for the comparable periods in 1998. This reduction is primarily attributable to First Banks' liquidation of its merchant credit card processing operation, effective December 31, 1998.

         Mortgage banking revenues consist primarily of loan servicing fees, net, and gains on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $113,000 and $396,000 for the three and nine months ended September 30, 1999, from $177,000 and $880,000 for the comparable periods in 1998, respectively. This decrease is attributable to: a reduction in loans serviced for others resulting from the repayment and prepayment of the portfolio; increased amortization of mortgage servicing rights attributable to high refinancing activity; and First Banks' strategy of selling the new production of adjustable-rate and nonconforming residential mortgage loans on a servicing released basis. The gain on mortgage loans sold and held for sale decreased slightly to $1.6 million for the three months ended September 30, 1999, from $1.8 million for the comparable period in 1998, while such gain increased to $5.4 million for the nine months ended September 30, 1999, from $3.7 million for the comparable period in 1998. The overall increase in 1999 is primarily attributable to an increased volume of loans sold and held for sale, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and nonconforming residential mortgage loans, which are sold on a servicing released basis. In addition, the increase also reflects the continued expansion of First Banks' mortgage banking activities in the Texas and California market areas.

         Net loss on sales of trading securities was $303,000 for the nine months ended September 30, 1999, in comparison to a net gain of $615,000 for the comparable period in 1998. The loss for 1999 resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading portfolio securities.

         Other income increased to $2.8 million and $12.7 million for the three and nine months ended September 30, 1999, in comparison to $2.1 million and $6.2 million for the comparable periods in 1998, respectively. The primary components of the increase are attributable to increased income earned on First Banks' investment in bank owned life insurance (BOLI), expanded brokerage and private banking and trust services, and a gain recognized on the divestiture of certain branch facilities in the central and northern Illinois market areas. BOLI income was $1.1 million and $2.8 million for the three and nine months ended September 30, 1999, in comparison to $827,000 and $2.2 million for the comparable periods in 1998. This increase is primarily attributable to FBA's initial investment in BOLI completed in April 1998 and increased income earned on the underlying investments. In addition, First Banks recorded a pre-tax gain of $4.4 million for the nine months ended September 30, 1999 associated with the divestiture of seven branch facilities in late March and early April of 1999.

Noninterest Expense

         Noninterest expense was $37.5 million and $110.3 million for the three and nine months ended September 30, 1999, in comparison to $36.1 million and $103.2 million for the comparable periods in 1998, respectively. The increase is reflective of: (a) the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank; (b) increased data processing fees primarily associated with First Banks' Year 2000 Program; (c) increased legal, examination and professional fees and (d) the formation of First America Capital Trust (FACT) and FACT's issuance of Cumulative Trust Preferred Securities in July 1998. The overall increase in noninterest expense is partially offset by a reduction in advertising and business development expenses and communications expenses, and is consistent with management's efforts to more effectively manage these expenditures. In addition, credit card expenses declined for the three and nine months ended September 30, 1999, in comparison to the comparable periods in 1998, and is primarily attributable to First Banks' liquidation of its merchant credit card processing operation, effective December 31, 1998.

         Salaries and employee benefits increased to $15.6 million and $45.6 million for the three and nine months ended September 30, 1999, in comparison to $14.6 million and $41.9 million for the comparable periods in 1998, respectively. The increase is attributable to newly acquired banks and First Banks' continued commitment to expanding its commercial and retail business development capabilities associated with expansion and delivery of its products and services. The overall increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs.

         Data processing fees increased to $4.7 million and $13.9 million for the three and nine months ended September 30, 1999, in comparison to $3.7 million and $9.7 million for the comparable periods in 1998, respectively. First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing and various related services to First Banks and the Subsidiary Banks under the terms of data processing agreements. The increase in data processing fees is attributable to growth and technological advancements consistent with First Banks' product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch network infrastructure and expenses associated with the Year 2000 Program.

         Guaranteed preferred debentures expense increased to $3.0 million and $9.0 million for the three and nine months ended September 30, 1999, in comparison to $2.8 million and $6.8 million for the comparable periods in 1998. Similar to First Banks' formation of First Preferred Capital Trust (First Capital) and First Capital's issuance of 9.25% Cumulative Trust Preferred Securities (First Capital Preferred Securities) in February 1997, FBA formed FACT, a Delaware business trust subsidiary, in July, 1998. FACT issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of

FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.1 million. Guaranteed preferred debentures expense on the First Capital Preferred Securities and the FACT Preferred Securities is recorded as noninterest expense in the accompanying consolidated financial statements.

                          Lending and Credit Management

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 91.6% and 86.0% of total interest income for the nine months ended September 30, 1999 and 1998, respectively. Total loans, net of unearned discount, represented 82.3% and 78.6% of total assets as of September 30, 1999 and December 31, 1998, respectively. Total loans, excluding loans held for sale and net of unearned discount, increased by $502.8 million to $3.95 billion at September 30, 1999 from $3.44 billion at December 31, 1998. The increase in loans, as summarized on the consolidated balance sheets, is attributable to the acquisitions of Century Bank and Redwood, which provided loans, net of unearned discount, of $94.8 million and $134.4 million, respectively, and continued internal growth of $359.4 million. This increase was partially offset by declines in the portfolios of residential real estate mortgage, consumer and installment and loans held for sale of $34.8 million, $51.0 million and $90.0 million, respectively. These fluctuations are attributable to the continued sale of conforming residential mortgage loan production into the secondary mortgage market, reductions in new loan origination volumes and the repayment of principal on the existing portfolios.

         First Banks' nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans by category at the dates indicated:

                                                                             September 30,       December 31,
                                                                                 1999                 1998
                                                                                 ----                 ----
                                                                              (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual...............................................     $    17,653                15,385
              Restructured terms.......................................              29                    --
         Real estate construction and development:
              Nonaccrual...............................................           6,703                 3,858
         Real estate mortgage:
              Nonaccrual...............................................          18,610                18,858
              Restructured terms.......................................             965                 5,221
         Consumer and installment:
              Nonaccrual...............................................              61                   216
                                                                            -----------           -----------
                  Total nonperforming loans............................          44,021                43,538
         Other real estate.............................................           1,407                 3,709
                                                                            -----------           -----------
                  Total nonperforming assets...........................     $    45,428                47,247
                                                                            ===========           ===========

         Loans, net of unearned discount...............................     $ 3,992,953             3,580,105
                                                                            ===========           ===========
         Loans past due 90 days or more and still accruing.............     $     2,379                 4,674
                                                                            ===========           ===========

         Asset Quality Ratios:
              Allowance for possible loan losses to loans .............            1.72%                 1.70%
              Nonperforming loans to loans.............................            1.10                  1.22
              Allowance for possible loan losses to nonperforming loans          155.60                140.04
              Nonperforming assets to loans and other real estate......            1.14                  1.32
                                                                            ===========           ===========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and restructured loans, were $44.0 million at September 30, 1999, in comparison to $43.5 million at December 31, 1998. The slight increase is primarily attributable to the overall growth of the loan portfolio, principally within commercial, financial and agricultural, real estate construction and development, and commercial real estate loans, which generally possess a higher level of inherent risk.

         The following is a summary of loan loss experience for the three and nine months ended September 30:

                                                                           Three months ended     Nine months ended
                                                                               September 30,        September 30,
                                                                               ------------         -------------
                                                                              1999      1998      1999       1998
                                                                              ----      ----      ----       ----
                                                                                (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period..................  $ 64,977     55,591    60,970     50,509
   Acquired allowances for possible loan losses..........................     1,542      2,315     3,008      3,200
                                                                           --------   --------  --------  ---------
                                                                             66,519     57,906    63,978     53,709
                                                                           --------   --------  --------  ---------
   Loans charged-off.....................................................    (3,626)    (1,899)  (11,154)    (6,037)
   Recoveries of loans previously charged-off............................     2,725      2,271     6,931      6,656
                                                                           --------   --------  --------  ---------
     Net loan (charge-offs) recoveries...................................      (901)       372    (4,223)       619
                                                                           --------   --------  --------  ---------
   Provision for possible loan losses....................................     2,880      2,275     8,743      6,225
                                                                           --------   --------  --------  ---------
Allowance for possible loan losses, end of period........................  $ 68,498     60,553    68,498     60,553
                                                                           ========   ========  ========  =========

         The allowance for possible loan losses is monitored on a monthly basis. Each month, credit administration provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

                          Interest Rate Risk Management

         First Banks periodically utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                 September 30, 1999          December 31, 1998
                                                              ------------------------   -------------------------
                                                               Notional       Credit        Notional     Credit
                                                                amount       exposure        amount      exposure
                                                                ------       --------        ------      --------
                                                                        (dollars expressed in thousands)

     Interest rate swap agreements - pay
       adjustable rate, receive adjustable rate............   $  500,000         --               --         --
     Interest rate swap agreements - pay
       adjustable rate, receive fixed rate.................      455,000        228          280,000      3,526
     Interest rate floor agreements........................       35,000         15           70,000         29
     Interest rate cap agreements..........................       10,000         50           10,000        135
     Forward commitments to sell
       mortgage-backed securities..........................       47,000         --           95,000        237
                                                              ==========    =======          =======      =====

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.

         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated in July 1995, November 1996 and July 1997 due to a change in the composition of First Banks' balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $1.4 million and $4.0 million for the three and nine months ended September 30, 1999, respectively, and $990,000 and $3.0 million for the comparable periods in 1998. The deferred losses on terminated swap agreements are being amortized over the remaining lives of the agreements, unless the underlying liabilities are repaid, in which case the deferred losses are charged to operations. The unamortized balance of these losses was $1.4 million and $5.7 million at September 30, 1999 and December 31, 1998, respectively, and is included in other assets.

         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semi-annually. The amount receivable by First Banks under the swap agreements was $824,000 and $4.2 million at September 30, 1999 and December 31, 1998, respectively, and the amount payable by First Banks under the swap agreements was $607,000 and $640,000 at September 30, 1999 and December 31, 1998,
respectively.

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

         During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at September 30, 1999 and the amount payable by First Banks under the swap agreements was $108,000 at September 30, 1999.

         The maturity dates, notional amounts, interest rates paid and received, and fair values of the swap agreements outstanding as of September 30, 1999 were as follows:

                                                        Notional     Interest rate    Interest rate       Fair
                       Maturity date                     amount          paid           received          value
                       -------------                     ------          ----           --------          -----
                                                                      (dollars expressed in thousands)

         March 31, 2000 (1).........................  $  350,000           --%             --          $   (324)
         March 31, 2000 (1).........................      75,000           --              --               (69)
         March 31, 2000 (1).........................      50,000           --              --               (46)
         March 31, 2000 (1).........................      25,000           --              --               (23)
         September 27, 2001.........................      75,000         5.55            6.14                33
         September 27, 2001.........................      45,000         5.55            6.14                20
         September 27, 2001.........................      40,000         5.55            6.14                18
         September 27, 2001.........................      15,000         5.55            6.14                 7
         June 11, 2002..............................      15,000         5.51            6.00              (115)
         September 16, 2002.........................     175,000         5.51            5.36            (4,574)
         September 16, 2002.........................      20,000         5.51            5.36              (523)
         September 18, 2002.........................      40,000         5.51            5.33            (1,079)
         September 18, 2002.........................      30,000         5.51            5.33              (810)
                                                      ----------                                        -------
                                                      $ 955,000          5.52            5.67          $ (7,485)
                                                      =========          ====            ====          ========
         --------------------

         (1) These interest rate swap agreements became effective on October 1, 1999.

         First Banks has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At September 30, 1999 and December 31, 1998, the unamortized costs of these agreements were $65,000 and $159,000, respectively, and were included in other assets.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $54.2 million and $103.1 million at September 30, 1999 and December 31, 1998, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $47.0 million and $95.0 million at September 30, 1999 and December 31, 1998, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At September 30, 1999 and December 31, 1998, the net unamortized gains and losses were $1.1 million and $649,000, respectively, which were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

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

         The awareness phase included a company-wide campaign to communicate the Year 2000 issue and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem. The business use of each inventoried item was analyzed and prioritized from critical to non-critical, based upon the perceived adverse effect on the financial condition of First Banks in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.

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

         First Banks  accelerated  the replacement of its existing teller system
(ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 issue, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying CFI within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI occurring throughout 1999. The testing of the Year 2000 solution for ISC was completed and ISC was upgraded throughout First Banks' branch network by June 30, 1999, thereby maintaining compliance with appropriate regulatory guidelines associated with Year 2000.

         The testing of CFI was completed by December 31, 1998. The CFI system was installed in selected bank test locations during the fourth quarter of 1998. First Bank, FB&T, FB California and FB Texas have converted to CFI. Redwood Bank and Century Bank will not convert to CFI in 1999. The estimated cost of the teller system replacement is $8.0 million and will be charged to expense over a 60-month period beginning in the fourth quarter of 1999. First Banks also upgraded its local area network-based systems, networks and core processor, and purchased certain item processing equipment, as the previous equipment, which was fully depreciated, was not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment is $3.9 million and $1.4 million, respectively, and is expected to be depreciated to expense over 60 months commencing in the first quarter of 1999.

         The final phase of the Program was the implementation of remediated and other systems into the operating environment of First Banks. With the final phase of the Program substantially completed by June 30, 1999, First Banks continues to focus its efforts on overall contingency planning and specific Year 2000 event preparation.

         First Banks has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of large commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to First Banks, it is not possible to quantify the overall potential adverse effects to First Banks resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting ability to repay loans in accordance with their terms or requiring the use of its deposited funds. First Banks continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions. In addition, Year 2000 risks associated with adversely rated credits are monitored more frequently in conjunction with the internal watch list review committee meetings, while new credit relationships include parameters to assess and evaluate Year 2000 risks at the time of the initial credit decision.

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

         The total cost of the Program is currently estimated at $16.2 million, comprised of capital improvements of $13.3 million and direct expenses reimbursable to First Services L.P. of $2.9 million. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $450,000 and $1.4 million for the three and nine months ended September 30, 1999, and $600,000 for the year ended December 31, 1998. In addition, First Banks is estimating direct expenses of $950,000 for the duration of the Program. The acquisitions of Redwood and Century Bank are not expected to have a significant impact on the total cost of First Banks' Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

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

         In the remaining weeks leading up to the Year 2000 century date change, First Banks will continue to focus its efforts on implementation of the overall Year 2000 Event Plan (Event Plan). The Event Plan was developed to establish a coordinated management process for responding to potential Year 2000 disruptions that addresses communications among appropriate officers, directors, employees, customers and third party suppliers. The Event Plan assigns overall responsibility for implementation to specific individuals, designates key personnel who are responsible for carrying out specific tasks and outlines a program for notification of involved parties, including employees, customers and third parties. First Banks is in the process of testing the Event Plan in order to validate its completeness and accuracy. Based upon the results of this testing, First Banks will determine if additional Year 2000 event preparations are deemed necessary.

         While First Banks is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 problem will not have a material adverse effect on its financial condition or results of operations.

                                    Liquidity

         The liquidity of First Banks and its Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, First Banks and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and other borrowings, including First Banks' $100 million credit agreement with a group of unaffiliated financial institutions. The aggregate funds acquired from these more volatile sources were $476.7 million and $391.4 million at September 30, 1999 and December 31, 1998, respectively.

         The following table presents the maturity structure of volatile funds at September 30, 1999:

                                                             (dollars expressed
                                                                in thousands)

      Three months or less.................................      $   246,824
      Over three months through six months.................           75,631
      Over six months through twelve months................         118,249
      Over twelve months...................................          35,959
                                                                 -----------
          Total............................................      $   476,663
                                                                 ===========

         In addition to these more volatile sources of funds, First Bank, FB&T, FB California and FB Texas have established borrowing relationships with the Federal Reserve Bank in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 1999, First Banks' borrowing capacity under these agreements was approximately $1.86 billion.

         Management believes available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the First Capital Preferred Securities and the FACT Preferred Securities.

                       Effects of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities. In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

         On January 1, 1999,  First Banks adopted the provisions of SFAS No. 134
- Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB SFAS No. 65 (SFAS 134). SFAS 134 amended SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The implementation of SFAS 134 did not have a material impact on First Banks' consolidated financial statements.

                          Part II -- OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit
              Number       Description

              10.6         $100,000,000  Amended  and  Restated  Secured  Credit
                           Agreement,  dated August 25, 1999, among First Banks,
                           Inc.  and   Mercantile   Bank  National  Association,
                           American National Bank and Trust Company of  Chicago,
                           Harris Trust and Savings  Bank,  the  Frost  National
                           Bank, Norwest Bank  Minnesota,  National  Association
                           and  Mercantile  Bank  National Association, as Agent
              10.12        Management  Services  Agreement  by and between First
                           Banks,  Inc. and  Redwood  Bank,  dated  June 1, 1999
              10.13        Management  Services  Agreement  by and between First
                           Banks, Inc. and Century Bank, dated September 1, 1999
               27          Article 9 - Financial Data Schedule (EDGAR only)

(b) First Banks filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FIRST BANKS, INC.
                                       Registrant




Date:    November 10, 1999             By:   /s/ James F. Dierberg
                                       ---------------------------
                                                 James F. Dierberg
                                                 Chairman and
                                                 Chief Executive Officer



Date:    November 10, 1999             By:   /s/ Allen H. Blake
                                       ---------------------------
                                                 Allen H. Blake
                                                 President,
                                                 Chief Operating Officer
                                                 and Secretary
                                                 (Principal Financial Officer)

                                  Exhibit 10.6

                  AMENDED AND RESTATED SECURED CREDIT AGREEMENT


                          ($100,000,000 Revolving Loan)

                           dated as of August 25, 1999

                                      among

                                First Banks, Inc.

                                       and

                      Mercantile Bank National Association

               American National Bank and Trust Company of Chicago

                          Harris Trust and Savings Bank

                             The Frost National Bank

                  Norwest Bank Minnesota, National Association

                                       and

                      Mercantile Bank National Association,

                                    as Agent

                                                           TABLE OF CONTENTS

                                                                                                               Page

ARTICLE I. DEFINITIONS AND ACCOUNTING TERMS.................................................................     1
       Section 1.01. Defined Terms..........................................................................     1
       Section 1.02. Accounting Terms.......................................................................     7


ARTICLE II. AMOUNT AND ACCOUNTING TERMS.....................................................................     8
       Section 2.01. Revolving Loan Commitments.............................................................     8
       Section 2.02. Termination or Reduction of Revolving Loan Commitment..................................     8
       Section 2.03. Interest on Revolving Loans............................................................     8
       Section 2.04. Notice and Manner of Borrowing.........................................................     9
       Section 2.05. Revolving Notes........................................................................    11
       Section 2.06 Method of Payment.......................................................................    11
       Section 2.07 Use of Proceeds.........................................................................    11
       Section 2.08 Zero Balance............................................................................    12
       Section 2.09 Advances and Payment....................................................................    12
       Section 2.10 Revolving Loan Commitment Fee...........................................................    12
       Section 2.11 Reimbursement...........................................................................    12
       Section 2.12 Failure of Any Bank to Make Revolving Loans.............................................    13
       Section 2.13 Banks Not Required to Extend Credit.....................................................    13


ARTICLE III. CONDITIONS PRECEDENT...........................................................................    13
       Section 3.01 Conditions Precedent to the Initial Loans...............................................    13
       Section 3.02 Conditions Precedent to All Revolving Loans.............................................    15


ARTICLE IV. REPRESENTATIONS AND WARRANTIES..................................................................    16
       Section 4.01 Incorporation, Good Standing, and Due Qualification.....................................    16
       Section 4.02 Corporate Power and Authority...........................................................    16
       Section 4.03 Legally Enforceable Agreement...........................................................    16
       Section 4.04 Financial Statements; Financial Condition...............................................    16
       Section 4.05 Other Agreements........................................................................    17
       Section 4.06 Litigation..............................................................................    17
       Section 4.07 Ownership of Subsidiaries...............................................................    17
       Section 4.08 ERISA...................................................................................    17
       Section 4.09 Taxes...................................................................................    18
       Section 4.10 Use of Proceeds; Margin Regulations.....................................................    18
       Section 4.11 Year 2000 Compliance....................................................................    18


ARTICLE V. AFFIRMATIVE COVENANTS............................................................................    18
       Section 5.01 Maintenance of Existence................................................................    18
       Section 5.02 Maintenance of Records..................................................................    18
       Section 5.03 Maintenance of Subsidiaries.............................................................    19
       Section 5.04 Compliance With Laws....................................................................    19
       Section 5.05 Right of Inspection.....................................................................    19
       Section 5.06 Reporting Requirements..................................................................    19
       Section 5.07 Operations..............................................................................    20
       Section 5.08 Additional Collateral...................................................................    21
       Section 5.09 Year 2000 Compliance....................................................................    21



ARTICLE VI. NEGATIVE COVENANTS..............................................................................    21
       Section 6.01 Liens...................................................................................    21
       Section 6.02 Mergers, Etc............................................................................    21
       Section 6.03 Indebtedness............................................................................    22
       Section 6.04 Dividends...............................................................................    22
       Section 6.05 Stock Issue; Additional Issue of Stock of Subsidiary....................................    22
       Section 6.06 Stock Redemption........................................................................    22
       Section 6.07 Loans...................................................................................    22
       Section 6.08 Debentures..............................................................................    23
       Section 6.09 Continuation of Business................................................................    23


ARTICLE VII. FINANCIAL COVENANTS............................................................................    23
       Section 7.01 Tier I Leverage Ratio...................................................................    23
       Section 7.02 Tier I Leverage Ratio of Subsidiaries...................................................    23
       Section 7.03 Tier I Risk Based Capital Ratio.........................................................    23
       Section 7.04 Total Risk Based Capital Ratio..........................................................    24
       Section 7.05 Loan Loss Reserve.......................................................................    24
       Section 7.06 Net Income to Average Total Assets......................................................    24
       Section 7.07 Non-Performing Assets...................................................................    24


ARTICLE VIII. EVENTS OF DEFAULT.............................................................................    24
       Section 8.01 Events of Default.......................................................................    24


ARTICLE IX. AUTHORITY AND RESPONSIBILITIES OF AGENT.........................................................    27
       Section 9.01 Grant of Authority......................................................................    27
       Section 9.02 Action upon Indemnification Instructions................................................    27
       Section 9.03 Reports; Responsibility of the Agent; Disclaimer........................................    27
       Section 9.04 Correction of Errors....................................................................    28
       Section 9.05 Expenses; Indemnification...............................................................    28
       Section 9.06 Rights as Bank..........................................................................    29
       Section 9.07 Representation of Each Bank.............................................................    29
       Section 9.08 Rights to Resign; Appointment of a Successor Agent......................................    29
       Section 9.09 Notice of Default.......................................................................    30
       Section 9.10 Agent Compensation......................................................................    30


ARTICLE X. MISCELLANEOUS....................................................................................    30
       Section 10.01 Capital Adequacy Reimbursement.........................................................    30
       Section 10.02 Amendments, Etc........................................................................    30
       Section 10.03 Notices, Etc...........................................................................    31
       Section 10.04 No Waiver; Remedies....................................................................    31
       Section 10.05 Successors and Assigns.................................................................    31
       Section 10.06 Costs and Expenses.....................................................................    32
       Section 10.07 Right of Setoff........................................................................    32
       Section 10.08 Sharing of Setoffs.....................................................................    32
       Section 10.09 Governing Law; Jurisdiction and Venue..................................................    33
       Section 10.10 Severability of Provisions.............................................................    33
       Section 10.11 Counterparts...........................................................................    33
       Section 10.12 Headings...............................................................................    33
       Section 10.13 Oral Agreements........................................................................    33



Exhibit A     -   Revolving Loan Commitment Amounts

Exhibit B     -   Revolving Credit Note

Exhibit C     -   Revolving Loan Notice of Borrowing

Exhibit D     -   Amended Restated Pledge Agreement

Exhibit E     -   Certificate of Compliance

Exhibit F     -   Form of Borrower's Counsel Opinion

Exhibit G     -   Pledged Subsidiaries

Exhibit H     -   List of Affiliates

Exhibit I     -   Identification of Financial Statements

Exhibit J     -   Ownership of Subsidiaries



Schedule 4.05 - Other Agreements

Schedule 4.06 - Litigation

Schedule 4.08 - ERISA Plan Terminations

Schedule 8.01(10) - Regulatory Actions

                  AMENDED AND RESTATED SECURED CREDIT AGREEMENT


                  THIS AMENDED AND RESTATED SECURED CREDIT AGREEMENT dated as of August 25, 1999, is entered into by and among FIRST BANKS, INC., a Missouri corporation ("Borrower"), and MERCANTILE BANK NATIONAL ASSOCIATION, a national banking association, AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, a national banking association, HARRIS TRUST AND SAVINGS BANK, an Illinois state banking corporation, THE FROST NATIONAL BANK, a national banking association, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, a national banking association (each individually a "Bank" and collectively the "Banks"), and MERCANTILE BANK NATIONAL ASSOCIATION, a national banking association, as Agent.

                           W I T N E S S E T H T H A T:

                  WHEREAS, Borrower, the Banks and Agent are party to a Secured Credit Agreement dated as of August 26, 1998 (as in effect immediately prior to the date hereof, the ("Original Credit Agreement") pursuant to which the Banks have severally made available to Borrower a revolving credit facility in the aggregate amount of Ninety Million Dollars ($90,000,000);

                  WHEREAS, Borrower has requested that the Banks extend the term of the foregoing revolving credit facility and to increase the aggregate amount of the revolving credit facility to One Hundred Million Dollars ($100,000,000);

                  WHEREAS, Borrower, the Banks and Agent desire to amend and restate the Original Credit Agreement in the form of this Agreement to, inter alia, make available to Borrower the revolving credit facility provided for herein; and

                  WHEREAS, the Banks are willing severally to provide such revolving credit facility to Borrower, subject to the terms and conditions hereinafter set forth;

                  NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:

                                   ARTICLE I.
                        DEFINITIONS AND ACCOUNTING TERMS

                  Section 1.01. Defined Terms As used in this Agreement, the following terms have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

                  "Affiliate" means any Person (1) which directly or indirectly controls, or is controlled by, or is under common control with, the Borrower or any Subsidiary; (2) which directly or indirectly beneficially owns or holds five percent (5%) or more of any class of voting stock of Borrower or any Subsidiary; or (3) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by Borrower or any Subsidiary. The term "Control" for the purposes of this Agreement means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise. For the purposes of the foregoing definition, a shareholder of Borrower shall not be deemed to be directly or indirectly controlling or controlled by the Borrower or a subsidiary, provided the person in question will not receive any proceeds from the Loans.

                  "Agent" means Mercantile Bank National Association, acting in its capacity as Agent pursuant to Article IX hereof and any duly appointed successor.

                  "Agreement" means this Amende and Restated Secured Credit Agreement, as amended, supplemented or modified from time to time.

                  "Applicable Margin" shall mean, with respect to each Revolving Loan accruing interest based on the Eurodollar Rate, the rate per annum listed in the applicable column below:

----------------------------------------------------------- -------------- ------------- ------------ -------------
If the Performance Ratio is:                                  -1.0:1       +1.00:1       +1.75:1      +2.25:1
                                                                           -1.75:1       -2.25:1
----------------------------------------------------------- -------------- ------------- ------------ -------------
Applicable Margin                                              0.875%         1.00%        1.125%        1.25%
----------------------------------------------------------- -------------- ------------- ------------ -------------

The determination of the Applicable Margin as of any date shall be based on the Performance Ratio as of the end of the most recently ended fiscal quarter of Borrower for which consolidated financial statements of Borrower and its Subsidiaries have been delivered to the Banks pursuant to Section 5.06, and shall be effective for purposes of determining the Applicable Margin from and after the first day of the month immediately following the date on which such delivery of financial statements is required until the first day of the first month immediately following the next such date on which delivery of consolidated financial statements of Borrower and its Subsidiaries is so required. For example, the Performance Ratio as of the end of the fiscal quarter of Borrower ending September 30, 1999, would be determined from the consolidated financial statements of Borrower and its Subsidiaries as of and for the period ending September 30, 1999 (which are required to be delivered to Agent on or before November 14, 1999), and would be used in determining the Applicable Margin from and after December 1, 1999. All such adjustments shall be applicable to all existing Revolving Loans as well as any new Revolving Loans made or issued; provided, that, an adjustment in the Applicable Margin during the course of an Interest Period will not result in a change in the Eurodollar Rate applicable to that Interest Period.

                  "Average Total Assets" for any Person, at any time, means the amount set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) as "Average Total Assets."

                  "Bank" or "Banks" has the meaning assigned to such term in the preamble to this Agreement.

                  "Borrower" has the meaning assigned to such term in the preamble of this Agreement.

                  "Business Day" means any day other than a Saturday, Sunday, or other day on which commercial banks are authorized or required to close under the laws of the States of Missouri, Illinois, Texas or California; provided, that, when used in connection with a Revolving Loan, such day shall also be a day on which dealings between banks are carried on in U.S. dollar deposits in London, England.

                  "Call Report" has the meaning assigned to such term in Section 5.06(4).

                  "Certificate" has the meaning assigned to such term in Section 2.04(1).

                  "Collateral" means all property which is subject or is to be subject to the Liens granted by the Pledge Agreement.

                  "Commitment" means the several commitments of the Banks in the aggregate original principal amount of $100,000,000, or when used with reference to a particular Bank, the portion of the several commitments allocated to such Bank to make loans to the Borrower pursuant to Section 2.01 equal to the amount stated in Exhibit A, as such amount may be reduced from time to time pursuant to
Section 2.02 hereof.

                  "Default" means any of the events specified in Section 8.01, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

                  "Equity Capital" for any Person, at any time, means the amount set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) as "Total Equity Capital."

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations and published interpretations thereof.

                  "ERISA Affiliate" means any trade or business (whether or not incorporated) which together with the Borrower would be treated as a single employer under Section 4001 of ERISA.

                  "Eurodollar Rate" means, for each applicable Interest Period, an interest rate per annum equal to (i) the rate per annum (rounded upward to the nearest whole multiple of 1/32 of 1% per annum, if such average is not such a multiple) at which deposits in United States Dollars are offered or available to banks in the London interbank market at 9:00 A.M. (St. Louis time) two (2) Business Days before the first day of such Interest Period as reported on Telerate page 3750 (or such other page as may replace such page 3750 on such system for the purpose of reporting comparable rates of major banks) under the heading for British Bankers Association LIBOR Rates in the column designated "USD" (United States Dollar), as published by Bridge Information Systems, Inc., for a period comparable to such Interest Period for an amount comparable to the subject Eurodollar Rate Loan divided by (ii) a percentage equal to 100% minus the then stated maximum rate of all reserve requirements (including any marginal, emergency, supplemental, special or other reserves) applicable on such date to any member bank of the Federal Reserve System in respect of
"Eurocurrency liabilities" as defined in Regulation D (or any other successor category of liabilities under Regulation D).

                  "Event  of  Default"  means  any of the  events  specified  in
Section 8.01, provided that any requirement for the giving of notice, the lapse of time, or both, or any other applicable condition, has been satisfied.

                  "Federal Funds Rate" means, for any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates of overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (i) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (ii) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to the Agent on such day on such transactions as determined by the Agent.

                  "Funded Debt" shall mean as of any date, the outstanding principal amount of all Revolving Loans on such date.

                  "GAAP" means generally accepted accounting principles in the United States as in effect from time to time, including such principles as are utilized in the preparation of Call Reports and other regulatory reports required to be filed by Borrower and its Subsidiaries.

                  "Interest Period" means the period commencing on the date of making or conversion to or continuation of a Loan that accrues interest based on the Eurodollar Rate. The Borrower shall have the option to select a one month, two month, or three month Interest Period; provided, however, that whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, however, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day. Notwithstanding the foregoing, the Borrower may not select an Interest Period which ends after the Revolving Credit Termination Date. For purposes of determining an Interest Period, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month, provided, however, if an Interest Period begins on the last day of a month or if there is no numerically corresponding day in the month in which an Interest Period is to end, then such Interest Period shall end on the last Business Day of such month.

                  "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing).

                  "Loan Document(s)" means this Agreement, the Notes and the Pledge Agreement, as each may be renewed, extended, amended, rearranged, restructured, restated, replaced or otherwise modified from time to time, including without limitation, modifications to interest rates or other payment terms.

                  "Loan Loss Reserve" for any Person, for any period, means the amount set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) applicable to such period as "Allowance for loan and lease losses."

                  "Loans" means the Revolving Loans.

                  "Majority" has the meaning assigned to such term in Section 9.01.

                  "Multiemployer Plan" means a Plan described in Section 4001(a)
(3)  of ERISA which covers employees of a Borrower or any ERISA Affiliate.

                  "Net Income" for any period means the amount set forth on the report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System or any successor report applicable to such period as "Net Income."

                  "Non-performing Assets" for any Person, at any time, means the sum of the amounts set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) as loans "past due 90 days or more and still accruing," "non-accrual," and "other real estate owned."

                  "Notes" means the Revolving Notes.

                  "Original Credit Agreement" has the meaning assigned to such term in the recitals to this Agreement.

                  "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

                  "Performance Ratio" means, as of any date, the ratio of (x) Funded Debt outstanding on such date to (y) Borrower's Net Income less extraordinary and/or nonrecurring items (as determined in accordance with GAAP) for the most recently ended period of four fiscal quarters of Borrower.

                  "Person"  means  an  individual,   partnership,   corporation,
business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority, or other juridical entity of whatever nature.

                  "Plan" means any employee benefit or other plan established, maintained, or to which contributions have been made by the Borrower or any ERISA Affiliate.

                  "Pledge Agreement" means the amended and restated collateral pledge agreement in the form of Exhibit D, pledging to the Agent for the ratable benefit of the Banks all of the stock of the Pledged Subsidiaries (exclusive of directors' qualifying shares of stock) and certain stock acquired after the date of this Agreement.

                  "Pledged   Subsidiaries"  means  the  Subsidiaries  listed  on
Exhibit G attached hereto.

                  "Primary Capital" for any Person, for any period and without duplication, means the sum of Equity Capital plus the Loan Loss Reserve of such Person.

                  "Prime Rate" means the per annum rate of interest announced by Mercantile Bank National Association (or its successor) from time to time as its Prime Rate, which rate is not intended or represented to be the lowest rate of interest charged by such Bank to its borrowers.

                  "Prohibited  Transaction" means any  transaction  set forth in
Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1954, as amended from time to time.

                  "Reportable  Event"  means  any  of  the  events  set forth in
Section 4043 of ERISA.

                  "Revolving Credit Termination Date" means August 24, 2000.

                  "Revolving Loan" means the aggregate of all loans made to Borrower by the Banks as provided herein; or when used with respect to a particular Bank, a loan made to Borrower by such Bank as provided herein; or when used with respect to a request by Borrower for the making of loans on a particular date as provided herein, the aggregate of such loans.

                  "Revolving Loan Limit" has the meaning assigned to such term in Section 2.01.

                  "Revolving Loan Commitment" means, as to each Bank, the maximum amount which such Bank shall be obligated to loan to Borrower as a Revolving Loan pursuant to Section 2.01 hereof.

                  "Revolving Loan Commitment Fee" has the meaning assigned to such term in Section 2.10.

                  "Revolving Loan Notice of Borrowing" has the meaning assigned to such term in Section 2.04.

                  "Revolving Notes" has  the  meaning  assigned  to such term in
Section 2.05.

                  "Subsidiary" means, as to Borrower, any corporation of which shares of stock having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation are at the time owned, or the management of which corporation is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by a Borrower or a Subsidiary of Borrower.

                  "Tier I Leverage Ratio" means the ratio, expressed as a percentage, of regulatory "core" capital (Tier I) to assets, all as defined and determined from time to time by applicable bank regulatory authorities.

                  "Tier I Risk Based Capital Ratio" means the ratio of regulatory "core" capital (Tier I) to weighted-risk assets and off-balance sheet items, all as defined and determined from time to time by applicable bank regulatory authorities.

                  "Total Assets" for any Person, at any time, means the amount set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) as "Total Assets."

                  "Total Loans" means, at any time, the amount set forth on the most recent report on form FRY-9C filed by Borrower with the Board of Governors of the Federal Reserve System (or any successor report) as the total of "Loans and Leases, net of unearned income."

                  "Total Risk Based Capital Ratio" of any Person means, at any time, the ratio of regulatory "core" capital (Tier I) and supplementary capital elements (Tier II) to weighted-risk assets and off-balance sheet items, all as defined and determined from time to time by applicable bank regulatory authorities.

                  "Year 2000 Compliant" shall mean, with respect to any Person, that all software, embedded microchips and/or other computer and/or processing capabilities utilized by such Person, and/or included in any software, products, goods and/or services sold and/or leased by such Person, are able to correctly and properly recognize, interpret, process, calculate, compare, sequence and manipulate data and date-sensitive functions on and involving all calendar dates (including, without limitation, dates in and after the year 2000).

                  Section 1.02. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP consistent with those applied in the preparation of the financial statements and reports referred to in Section 5.06, and all financial data submitted pursuant to this Agreement shall be prepared in accordance with such principles.

                                   ARTICLE II.
                       AMOUNT AND TERMS OF REVOLVING LOAN

                  Section 2.01. Revolving Loan Commitments. Subject to the terms and conditions of this Agreement (including, without limitation, the terms and conditions of Article III hereof), the Banks severally and not jointly agree from time to time on any Business Day to make loans to the Borrower from time to time during the period from the date hereof up to but not including the Revolving Credit Termination Date in individual amounts not to exceed each Bank's Revolving Loan Commitment as set forth opposite such Bank's name in Exhibit A, the aggregate principal amount of which at any time shall not exceed One Hundred Million Dollars ($100,000,000) (the "Revolving Loan Limit"). Any amounts advanced and repaid by Borrower shall be treated as prepayments and shall be eligible for reborrowing by Borrower in the absence of a Default or an Event of Default, subject to the terms and conditions of this Agreement.

                  Section 2.02. Termination or Reduction of Revolving Loan Commitment. The Borrower shall have the right, upon at least fifteen (15) Business Days' notice to the Agent, to terminate in whole or permanently reduce in part the unused portion of the Revolving Loan Commitment. Any such reduction by Borrower of the Revolving Loan Commitment shall result in a pro rata reduction of each Bank's Revolving Loan Commitment.

                  Section 2.03. Interest on Revolving Loans. The Borrower shall pay interest to the Agent for the account of the Banks on the outstanding and unpaid principal amount of the Revolving Loans made under this Agreement at the following intervals and at the following rates per annum:

                  (1) Prime Rate. If such Revolving Loan is accruing at the Prime Rate, a fluctuating rate per annum equal to the Prime Rate in effect from time to time. Any change in the interest rate resulting from a change in the Prime Rate shall become effective as of the opening of business on the day on which such change in the Prime Rate shall become effective. Interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days. Interest shall be paid in immediately available funds on or before 12:00 Noon (St. Louis time) on the first day of each calendar month beginning October 1, 1999, and on the Revolving Credit Termination Date. In the event of receipt of funds after 12:00 Noon (St. Louis time) on the date of payment, the funds shall be deemed to be received on the next Business Day, and the accrual of interest will be calculated accordingly;

                  (2) Eurodollar Rate. If such Revolving Loan is accruing interest based on the Eurodollar Rate, a rate per annum equal at all times during the applicable Interest Period for such Revolving Loan to the sum of the Eurodollar Rate for such Interest Period plus the Applicable Margin in effect from time to time, payable on the last day of the Interest Period applicable to each such Revolving Loan and on the Revolving Credit Termination Date. Interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days. Interest shall be paid in immediately available funds on or before 12:00 Noon (St. Louis time) on the last day of the Interest Period applicable to each such Revolving Loan and on the Revolving Credit Termination Date. In the event of receipt of funds after 12:00 Noon (St. Louis time) on the date of payment, the funds shall be deemed to be received on the next Business Day, and the accrual of interest will be calculated accordingly;

provided, however, that, from and after the occurrence of an Event of Default and unless and until such Event of Default is waived, the Borrower shall pay interest on the unpaid principal amount of each Revolving Loan outstanding at a rate per annum equal to four percent (4%) per annum above the interest rate otherwise in effect from time to time with respect to such Revolving Loan, including without limitation any interest rate in effect as a consequence of the provisions of Section 2.04(1), such interest being payable on demand. The Agent shall give prompt notice to the Borrower and the Banks of the applicable interest rate for each Revolving Loan determined by the Agent for purposes of this Section 2.03.

                  Section 2.04.     Notice and Manner of Borrowing.
                  (1) The Borrower shall give the Agent (who shall promptly notify the Banks) telephonic notice (followed immediately by written or telex notice substantially in the form of Exhibit C hereto) of any request for a Revolving Loan under this Agreement (a "Revolving Loan Notice of Borrowing") at least five (5) Business Days before such Revolving Loan is requested to be made, specifying (i) the date such Loan is requested to be made, the purpose and amount thereof, and (ii) the interest rate applicable to such Revolving Loan. The written form of the Revolving Loan Notice of Borrowing shall be accompanied by a Compliance Certificate (the "Certificate") in the form of Exhibit E hereto. At least three (3) Business Days before the end of each Interest Period, the Borrower shall give the Agent (who shall promptly notify the Banks) a Revolving Loan Notice of Borrowing with respect to the relevant Revolving Loan accruing interest based on the Eurodollar Rate specifying the new Interest Period or, in the event that the relevant Revolving Loan is to accrue interest at the Prime Rate, specifying the same. In the event that in any Revolving Loan Notice of Borrowing hereunder the interest rate of the Revolving Loan to be advanced is not specified (or if Borrower is not entitled to request the Eurodollar Rate pricing option pursuant to the terms hereof), the Revolving Loan to be advanced shall accrue interest at Prime Rate. Subject to the limitations in the next sentence and in Section 2.04(2)(c), Borrower may in any Revolving Loan Notice of Borrowing request a Revolving Loan that is the aggregate of separate Revolving Loans that will accrue interest at different interest rates and for different Interest Periods as provided herein. Each Revolving Loan shall be in an amount of at least One Million Dollars ($1,000,000) and integral multiples of One Hundred Thousand Dollars ($100,000) in excess thereof or, if less, the unused amount of the Revolving Loan Commitment. Not later than 2:00 P.M. (St. Louis time) on the date such Revolving Loan is requested to be made, or if later, upon fulfillment of the applicable conditions set forth herein, the Banks via the Agent will make such Revolving Loan available to the Borrower in immediately available funds by wire transfer of Federal funds to the Borrower. Upon the request (in writing) of the Borrower, the Agent and the Banks shall use their reasonable best efforts to make such Revolving Loans available to the Borrower prior to 2:00 P.M. (St. Louis time), provided, however, neither the Agent nor the Banks shall have any liability to the Borrower or any other Person for any failure to provide such funds prior to 2:00 P.M. (St. Louis time) pursuant to such request. All notices given under this Section 2.04 shall be irrevocable, and telephonic notices shall be given not later than 11:00 A.M. (St. Louis time) on the day which is not later than the number of Business Days specified above for such notice. If an Event of Default exists hereunder at the end of the Interest Period of a Revolving Loan accruing interest based on the Eurodollar Rate, such Revolving Loan shall immediately and automatically, and without necessity of any further act by the Borrower, the Banks or the Agent, be refinanced by a Revolving Loan accruing at the Prime Rate (as adjusted pursuant to Section 2.03) in the same principal amount. Any costs and expenses incurred by the Banks or the Agent by virtue of such refinancing (including without limitation any costs and expenses that may be due under Section 10.06(2)) shall be promptly paid by Borrower to the Agent for the account of the applicable Banks on the demand of the Agent, and all the Revolving Loans shall thereafter accrue interest at the Prime Rate (as adjusted pursuant to Section 2.03).

                  (2) Anything in subsection (1) above to the contrary notwithstanding,

                           (a)      if the  Agent  shall  notify   the  Borrower
that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or that any central bank or other governmental authority asserts that it is unlawful, for the Agent or any of the Banks to perform its obligations hereunder with respect to the making of a Revolving Loan accruing interest based on the Eurodollar Rate or to fund or maintain a Revolving Loan based on the Eurodollar Rate hereunder, the right of the Borrower to select, continue or convert a Revolving Loan to the Eurodollar Rate shall be suspended until the Agent shall notify the Borrower that the circumstances causing such suspension no longer exist; and upon the sending of such notice and without the necessity of any further act by the Borrower, the Banks or the Agent, the outstanding Revolving Loans accruing interest based on the Eurodollar Rate shall immediately and automatically be refinanced by Revolving Loans in the same principal amount, and all of the Revolving Loans shall thereafter accrue interest at the Prime Rate; and the Borrower in such event shall pay the Agents for the account of the applicable Banks any costs and expenses identified in
Section 10.06(2); and

                          (b)      if  the  Agent is  unable,  after  reasonable
efforts, due to prevailing market conditions, to obtain timely information for the determination of the Eurodollar Rate, or is otherwise unable to determine the Eurodollar Rate at any time, the right of the Borrower to select, continue or convert a Revolving Loan to the Eurodollar Rate shall be suspended until the Agent shall notify Borrower that the circumstances causing such suspension no longer exist, and each Revolving Loan requested by the Borrower after such notice shall accrue interest at the Prime Rate, and each Revolving Loan outstanding on the date of such notice that is accruing interest based on the Eurodollar Rate shall, after the end of the applicable Interest Period for such Revolving Loan, accrue interest at the Prime Rate; and

                           (c)      if, at any time,  five (5) or more Revolving
Loans are accruing at an interest rate based upon the Eurodollar Rate with Interest Periods ending on different days, Borrower shall not have the right to select the Eurodollar Rate as the interest rate applicable to any new Revolving Loan or convert the interest rate applicable to an existing Revolving Loan from the Prime Rate to the Eurodollar Rate.

                  (3) A Revolving Loan Notice of Borrowing shall be irrevocable and binding on the Borrower. In the case of a Revolving Loan Notice of Borrowing which specifies a request for a Eurodollar Rate of interest, the Borrower shall indemnify the Agent and the Banks against any loss, reasonable costs or expense incurred by the Agent and/or the Banks as a result of any failure to fulfill on or before the date specified in the Revolving Loan Notice of Borrowing as the requested date of the Revolving Loan the applicable conditions set forth in
Article III, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by the Agent and/or the Banks to fund the Revolving Loan when it, as a result of such failure, is not made on such date.

                  Section 2.05. Revolving Notes. The Revolving Loans made by each Bank and the Borrower's obligation to repay the Revolving Loans shall be evidenced by, and be payable with interest in accordance with the terms of, this Agreement and a revolving note of the Borrower payable to the order of that Bank (collectively, the "Revolving Notes"). Each Revolving Note shall (i) be dated the date hereof, (ii) be in the original principal amount equal to that Bank's Revolving Loan Commitment as set forth opposite such Bank's name in Exhibit A, and (iii) be executed by duly authorized officers of the Borrower. Each Bank's Revolving Note shall be in substantially the form of Exhibit B. The failure of any Bank to make a Revolving Loan shall not relieve any other Bank of its obligation to make a Revolving Loan pursuant to the terms and conditions of this Agreement. When used in this Agreement, the term "Revolving Note" or "Revolving Notes" shall include any extensions, modifications, renewals, refundings, replacements or restatements thereof.

                  Section 2.06. Method of Payment. Borrower shall make each payment under this Agreement and under the Revolving Notes not later than 12:00 Noon (St. Louis time) on the date when due in lawful money of the United States to the Agent by wire transfer of Federal funds. Upon receipt of such payment the Agent shall immediately remit to each Bank by wire transfer of Federal funds the amount of the payment received which is due each Bank under the Revolving Note held by each Bank or otherwise under this Agreement. In the event of receipt of funds after 12:00 Noon (St. Louis time) on the date of payment, the funds shall be deemed to be received on the next Business Day and the accrual of interest will be calculated accordingly. Whenever any payment to be made under this Agreement or under a Revolving Note shall be stated to be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day, the amount of such payment, in such case, to include all interest or fees accrued to the date of actual payment.

                  Section 2.07. Use of Proceeds. The proceeds of the Revolving Loans hereunder shall be used by Borrower to refinance existing indebtedness and to finance the acquisition by Borrower of banks and thrift institutions and their holding companies. The Borrower will not, directly or indirectly, use any part of the proceeds of the Revolving Loans for the purpose of: (i) paying dividends on or other distributions with respect to capital stock of Borrower or its Subsidiaries; (ii) paying interest or principal on outstanding debt of Borrower or its Subsidiaries (other than existing indebtedness to be refinanced with the proceeds of the Revolving Loans); or (iii) purchasing any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

                  Section 2.08. Zero Balance. The Banks and the Borrower acknowledge that the outstanding balance of the Revolving Notes may be zero ($00.00) from time to time, and that prior to the Revolving Credit Termination Date such fact shall not mean the Revolving Loan Commitment and the availability of the Revolving Loans have been terminated nor does it mean the security interest has been released.

                  Section 2.09. Advances and Payment. The Revolving Loans shall be made by each of the Banks concurrently. Each payment and prepayment of the Revolving Loans made to the Agent for the account of the Banks shall be made pro rata on the basis of each Bank's Revolving Loan Commitment as set forth in Exhibit A. If the Borrower prepays any Revolving Loan or a portion thereof which is accruing interest based on the Eurodollar Rate, the Borrower shall compensate the Banks in accordance with Section 10.06(2). Any such prepayment shall be made upon at least three (3) Business Days' notice to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given, the Borrower shall prepay such principal amount of the Revolving Loan together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however, that each partial prepayment shall be in an aggregate principal amount of not less than One Hundred Thousand Dollars ($100,000) and integral multiples of Fifty Thousand Dollars ($50,000) in excess thereof, and provided further, that a partial prepayment shall not reduce the principal balance of each Revolving Loan below the minimum levels prescribed in
Section 2.04(1). In the event more than one Revolving Loan accruing interest based on the Eurodollar Rate is outstanding at the time of any such prepayment, the Borrower shall have the right to specify which such Revolving Loan is to be prepaid by the Borrower.

                  Section 2.10. Revolving Loan Commitment Fee. Borrower shall pay to Agent for the account of the Banks on a pro-rata basis, within twenty
(20) days from the date of the Agent's invoice therefor, a Revolving Loan Commitment Fee (the "Revolving Loan Commitment Fee") at the rate of one-eighth of one percent (0.125%) per annum on the average daily unused portion of the Revolving Loan Commitment. The Revolving Loan Commitment Fee shall be payable quarterly in arrears commencing on December 1, 1999 (which payment shall include the period commencing on the date hereof), March 1, 2000, June 1, 2000 and on the Revolving Credit Termination Date. The Revolving Loan Commitment Fee shall be computed on the basis of a year deemed to consist of 360 days and paid for the actual number of days elapsed.

                  Section 2.11.     Reimbursement.

                  Whenever any Bank shall sustain or incur any losses or out-of-pocket expenses in connection with:

                  (1) the failure by the Borrower to pay the principal amount of any Revolving Loan when due (whether at maturity, by reason of acceleration, notice of prepayment/termination by Borrower or otherwise);

                  (2)     the  repayment  of  overdue  amounts  of any Revolving
 Loan; or

                  (3) the acceleration of the maturity date of an Revolving Note by reason of the occurrence of an Event of Default;

the Borrower shall pay to the Agent, upon its demand and for the account of the applicable Banks, an amount certified in writing by the Agent as the amount required to reimburse the applicable Banks for all reasonable losses and out-of-pocket expenses claimed. All determinations, estimates, assumptions, allocations and the like required for the determination thereof shall be made by the Agent in good faith and the Borrower shall have the burden of proving that the Agent's determination thereof is not correct.

                  Section 2.12. Failure of Any Bank to Make Revolving Loans. Should any Bank default in making a Revolving Loan, the other Banks shall not be released from their several obligations to make Revolving Loans as agreed hereunder, and, in the event such defaulting Bank is the Agent, the other Banks shall forthwith appoint one of themselves to act as Agent. However, such default shall not obligate any of the Banks to increase their Revolving Loan Commitment hereunder. Borrower shall be released from all liability to pay such defaulting Bank any accrued or future fees under Sections 2.04 and 2.10 and the other obligations of the Borrower to such defaulting Bank under the Loan Documents, except the obligation to repay the outstanding Revolving Loans theretofore made by such Bank and interest accrued thereon as provided in the Loan Documents, shall terminate; provided, however, once such default is cured, then such defaulting Bank shall, subsequent thereto, have all rights under the Loan Documents.

                  Section 2.13. Banks Not Required to Extend Credit. No Bank shall be required to make any Revolving Loan if, after giving effect thereto, the then aggregate outstanding principal amount of all Revolving Loans would exceed $100,000,000, as such amount may be reduced from time to time pursuant to
Section 2.02, or such Bank would exceed its Revolving Loan Commitment (after giving effect to all Revolving Loans, whether or not funded by any particular Bank, as if each Bank had funded its respective Revolving Loans in accordance with the terms of this Agreement).

                                   ARTICLE III
                              CONDITIONS PRECEDENT

                  Section 3.01. Conditions Precedent to the Initial Loans. The obligation of each Bank to make its initial Revolving Loan to the Borrower is subject to the conditions precedent that the Agent, on behalf of the Banks, shall have received, on or before the date hereof and approved, each of the following:

(1) Notes.  The Revolving Notes duly executed by the Borrower;

(2) Pledge Agreement. The Pledge Agreement, duly executed by the Borrower, together with (a) acknowledgment copies of the financing statements (Form UCC-1) duly filed under the Uniform Commercial Code of all jurisdictions necessary or, in the opinion of the Agent, desirable to perfect the security interest created by the Pledge Agreement, and (b) stock powers or powers of attorney which are necessary or appropriate for the security interest of the Agent in the Collateral;

(3) Evidence of all Corporate Action by the Borrower and Subsidiaries. Certified (as of the date of this Agreement) copies of all corporate action taken by the Borrower, including resolutions of the Board of Directors of Borrower, authorizing the execution, delivery, and performance of all Loan Documents to which Borrower is a party and each other document to be delivered by Borrower pursuant to this Agreement;

(4) Incumbency Certificates. Certificates dated as of the date of this Agreement of the Secretary of the Borrower certifying the names and true signatures of the officers of the Borrower authorized to sign the Loan Documents and each other document to be delivered by the Borrower under this Agreement;

(5) Opinion of Counsel for the Borrower. A favorable opinion of counsel for the Borrower, in substantially the form of Exhibit F, and as to such other matters as the Agent may reasonably request;

(6) Form U-1.  Federal  Reserve   Form  U-1 Purpose   Statements,   executed  by
Borrower;

(7) Stock Certificates. Delivery to Agent of the original stock certificates for all of the issued and outstanding shares of stock of each Pledged Subsidiary (exclusive of directors' qualifying shares), together with stock powers;

(8) Corporate Existence. Certificates and certified copies of charters and articles of incorporation demonstrating the due organization and current good standing of Borrower and each Pledged Subsidiary and certified copies of the Bylaws of Borrower and each Pledged Subsidiary;

(9) Original Credit Agreement. (a) Each Bank shall have surrendered to Agent the revolving credit note issued to it pursuant to the Original Credit Agreement and such revolving credit note shall be deemed amended and restated and converted into Notes under this Agreement, (b) all loans outstanding pursuant to the Original Credit Agreement shall be either (i) repaid in full and if any such revolving loans were at such time accruing interest at the Eurodollar Rate, all breakage costs in connection therewith shall have been paid as contemplated by
Section 10.06(2) of the Original Credit Agreement or (ii) continued under this Agreement in accordance with a notice delivered pursuant to Section 2.04, (c) each Bank shall have received payment in full of all amounts then due and owing to it under the Original Credit Agreement, and (d) Borrower shall have paid all accrued and unpaid interest and fees owing under the Original Credit Agreement through the date hereof;

(10) Financial Statements.   Audited  consolidated  financial statements for the
fiscal years 1997 and 1998 and the unaudited consolidated financial statements as of June 30, 1999, of the Borrower and First Banks America, Inc.;

(11) Officer's Certificate. A certificate from the Borrower, dated the date hereof, stating that there has not occurred a material adverse change since December 31, 1998, in the financial condition, operation, properties, or business of the Borrower and its Subsidiaries or in the facts or information regarding such entities as represented to the Agent and the Banks to date; and

(12) Additional Documentation. Such other approvals, opinions or documents as the Agent may reasonably request.

                  Section 3.02. Conditions Precedent to All Revolving Loans. The obligation of each Bank to make each Revolving Loan (including the initial Revolving Loans) shall be subject to the further conditions precedent that on the date of each such Revolving Loan:

                  (1) The Agent shall have received the Revolving Loan Notice of Borrowing which shall specify whether the requested Revolving Loan shall accrue interest based on the Eurodollar Rate or at the Prime Rate;

                  (2) No Default or Event of Default shal have occurred and be continuing, or would result from such Revolving Loan.

                  (3) The following statements shall be true and the Agent on behalf of the Banks shall have received a Certificate signed by at least two of the chief executive officer, the chief financial officer, the chief accounting officer, the chief operating officer and the chief credit officer of Borrower and dated the date of the Revolving Loan Notice of Borrowing requesting such Revolving Loan, containing the confirmations of compliance with certain of the financial covenants as herein provided, and stating that:

                           (a)      The representations and warranties contained
in Article IV of this Agreement are correct on and as of such date;

                           (b)      No Default or Event of Default has  occurred
and is continuing,  or would result from such Revolving Loan;

                           (c)      Attached is an accurate listing  of  all  of
the Affiliates of Borrower; and

                           (d)      The use of  the  proceeds  of  the requested
Revolving Loan will be as indicated in the Revolving Loan Notice of Borrowing.

                  (4) The Agent shall have received such other approvals, information or documents as the Agent may reasonably request, in form and substance satisfactory to the Agent.

                                   ARTICLE IV.
                         REPRESENTATIONS AND WARRANTIES

                  The Borrower represents and warrants to the Banks that:

                  Section 4.01. Incorporation, Good Standing, and Due Qualification. Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Missouri and is in good standing in all states and jurisdictions wherein it owns property or does business requiring such qualification as a foreign corporation. Borrower is a "bank holding company" as that term is defined in the federal Bank Holding Company Act of 1956, as amended, 12 U.S.C. ss. 1841 et seq., and as such, Borrower has received all necessary approvals from and has filed all necessary reports with the Board of Governors of the Federal Reserve System. The list of Affiliates of Borrower as shown on Exhibit H attached is as of the date hereof true and accurate. Each Subsidiary of the Borrower is a bank, bank holding company or corporation duly organized and in good standing under the laws of its respective jurisdiction of organization.

                  Section 4.02. Corporate Power and Authority. The execution, delivery and performance by the Borrower of the Loan Documents as provided for herein are within the corporate powers of Borrower, have been duly authorized by all necessary corporate action and require no action by or in respect to, or filing with any governmental body, agency or official. The execution, delivery and performance by Borrower of the Loan Documents do not conflict with, or result in a material breach of the terms, conditions or provisions of or constitute a default under or result in any violation of, and Borrower is not now in default under or in violation of the terms of its Articles of Incorporation or Bylaws or any rule, regulation, order, writ, judgment or decree of any court or government agency or instrumentality, or any agreement or instrument to which Borrower or any of its Subsidiaries is a party or by which it or they are bound or to which it or they are subject.

                  Section 4.03. Legally Enforceable Agreement. This Agreement has been duly executed and delivered and constitutes a legal, valid and binding agreement of the Borrower enforceable in accordance with its terms, and the other Loan Documents, when executed and delivered in accordance with this
Agreement,  will  constitute  a  legal,  valid  and  binding  obligation  of the
Borrower, enforceable in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency or other similar laws affecting creditors' rights generally.

                  Section 4.04. Financial Statements; Financial Condition. The financial information furnished by Borrower representing the financial condition of Borrower or any Subsidiary, such information being identified in Exhibit I attached, is true and correct as of the date furnished and there has been no material adverse change in the financial condition, operations or business of any of them since the date of such financial information.

                  Section 4.05. Other Agreements. Except for those matters disclosed on Schedule 4.05 attached, Borrower is not a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument or subject to any charter or corporate restriction which could reasonably be expected to have a material adverse effect on its financial condition, operations, properties, or business, or on its ability to carry out its obligations under the Loan Documents. Neither the Borrower nor any of its Subsidiaries is in default in any material respect in the performance, observance, or fulfillment of any of the obligations, covenants, or conditions contained in any agreement or instrument material to their respective business to which each is a party.

                  Section 4.06. Litigation. Except for those matters disclosed on Schedule 4.06 attached, there is no pending or, to the best of Borrower's knowledge, threatened action or proceeding against or affecting Borrower or any Subsidiary before any court, governmental agency, or arbitrator, which if determined adversely to Borrower in any one case or in the aggregate, could reasonably be expected to have a material adverse affect on the financial condition, operations, properties, or business of Borrower or any Subsidiary, or the ability of Borrower or any Subsidiary to perform its obligations under this Agreement or the Loan Documents.

                  Section 4.07. Ownership of Subsidiaries. The ownership of each Subsidiary is as shown on Exhibit J attached. Upon the extension of the initial Revolving Loans, all shares of common stock of each Subsidiary owned by Borrower will be free and clear of all liens, claims and encumbrances, except as to Pledged Subsidiaries the security interests under the Pledge Agreement as provided for herein.

                  Section 4.08. ERISA. Borrower and each Subsidiary are in compliance in all material respects with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Plan; except as provided on Schedule 4.08 attached, no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstances exist which constitute grounds under
Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; except as provided on Schedule 4.08 attached, neither Borrower nor any Subsidiary has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; Borrower and each Subsidiary have met minimum funding requirements under ERISA with respect to their respective Plans and the present fair market value of all Plan assets exceeds the present value of all vested benefits under each Plan, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA and the regulations thereunder for calculating potential liability to the PBGC or the Plan under Title IV of ERISA; Borrower and all Subsidiaries have incurred no liability to the PBGC under ERISA.

                  Section 4.09. Taxes. Borrower and each Subsidiary have filed (or received extensions of the time to file) and will in the ordinary course of business file all tax returns (federal, state, and local) required to be filed and have paid and will pay all taxes, assessments, and governmental charges and levies shown thereon to be due, including interest and penalties, provided, however, that nothing herein will prevent the contest in good faith of any assessment or imposition of any tax as long as an adverse determination will have no material adverse impact upon Borrower or the Pledged Subsidiaries.

                  Section 4.10. Use of Proceeds; Margin Regulations. Neither the making of any Loan nor the use of the proceeds thereof will violate or be inconsistent with the provisions of Regulations T, U or X of the Board of Governors of the Federal Reserve System.

                  Section 4.11. Year 2000 Compliance. Each of the Borrower and its Subsidiaries has (a) undertaken a detailed inventory, review and assessment of all areas within its business and operations that could be adversely affected by the failure of Borrower or such Subsidiary, as the case may be, to be Year 2000 Compliant on a timely basis, (b) developed a detailed plan and timeline for becoming Year 2000 Compliant on a timely basis, and (c) to date, implemented such plan in accordance with such timetable in all material respects. Borrower reasonably anticipates that it and each Subsidiary will be Year 2000 Compliant on a timely basis, except to the extent such noncompliance could not reasonably be expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary. Neither Borrower nor any Subsidiary is aware that any of its key suppliers, vendors or customers will not, on a timely basis, be Year 2000 Compliant, except to the extent such noncompliance could not reasonably be expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary. For purposes of this Section 4.11, "key suppliers, vendors and customers" refers to those suppliers, vendors and customers of Borrower or the applicable Subsidiary, as the case may be, whose business failure could reasonably be expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary.

                                   ARTICLE V.
                              AFFIRMATIVE COVENANTS

                  So long as any portion of the indebtedness evidenced by the Notes shall remain unpaid, or the Banks shall have any Commitment under this Agreement, Borrower and each Pledged Subsidiary will:

                  Section 5.01. Maintenance of Existence. Except as expressly permitted pursuant to Section 6.02 hereof, preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is required.

                  Section 5.02. Maintenance of Records. Keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions.

                  Section 5.03. Maintenance of Subsidiaries. Maintain and keep each Subsidiary in good standing with the jurisdiction of its organization, except to the extent a Subsidiary dissolves or ceases to exist pursuant to a transaction permitted by the terms of Section 6.02.

                  Section 5.04. Compliance With Laws. Comply in all respects, and cause compliance on behalf of each Subsidiary, with all applicable laws, rules, regulations, and orders. Compliance shall include, without limitation, paying before the same become delinquent all taxes, assessments, and governmental charges imposed upon it or upon its property, except for such taxes, assessments or governmental charges that are being diligently contested in good faith by appropriate proceedings if it has maintained adequate reserves with respect thereto in accordance with generally accepted accounting principles.

                  Section 5.05.  Right of Inspection.  At any time during normal business hours and from time to time, upon at least one (1) Business Day's advance notice, permit the Agent and any Bank or any agent or representative thereof to examine and make copies of and abstracts from the records and books of account of and visit the properties of, Borrower and each Subsidiary, and to discuss the affairs, finances, and accounts of Borrower and each Subsidiary, with any of its or their officers and directors and with the Borrower's independent accountants, provided, however, that with respect to the loans of Borrower or a Pledged Subsidiary, the Agent and any Bank may only review and make copies of summaries of the Watch List prepared on a quarterly basis and loan audit reports; review of specific loan accounts and loan review reports may be requested by the Agent or any Bank, whereupon Borrower and Agent or the Bank shall within ten (10) days agree as to the number of such accounts and reports that are reasonable and appropriate to review, and provided further, that upon and during the existence of an Event of Default hereunder, there shall be no restrictions or conditions on the scope of the review, inspection and reproduction rights of Agent and the Banks concerning the loans of Borrower or a Pledged Subsidiary.

                  Section 5.06.    Reporting Requirements. Furnish to the Agent:

                  (1) Quarterly Financial Statements. As soon as practicable, or in any event within forty-five (45) days after the end of each fiscal quarter of Borrower (a) parent only and consolidated balance sheets of Borrower and its Subsidiaries as of the end of such fiscal quarter and (b) parent only and consolidated statements of income and earnings retained in the business of Borrower and its Subsidiaries for such fiscal quarter, all of which shall be prepared in accordance with GAAP (subject to normal year-end adjustments) and certified by the chief financial officer or chief accounting officer of Borrower.

                  (2) Annual Financial Statements. As soon as practicable, or in any event within ninety (90) days after the close of each fiscal year of Borrower (a) parent only and consolidated balance sheets of Borrower and its subsidiaries at year end and (b) parent only and consolidated statements of income and earnings retained in the business of Borrower and its Subsidiaries including consolidated and parent only statements of cash flow for such fiscal year, all of which shall include comparative statements for the preceding year and shall be prepared in accordance with GAAP consistently applied, and shall be certified by, and accompanied by an unqualified audit opinion of a firm of certified public accountants acceptable to Agent; provided, however, that the opinion may be limited to the consolidated statements of Borrower.

                  (3) Reports. Within forty-five (45) days after such report is filed and to the extent not prohibited by law, copies of all reports filed by Borrower (on a consolidated and parent only basis), and First Banks America, Inc. (on a consolidated and parent only basis) with the Board of Governors of the Federal Reserve System or any Federal Reserve Bank, the Federal Deposit Insurance Corporation ("FDIC"), Securities and Exchange Commission ("SEC"), or other bank or thrift regulatory agency; within forty-five (45) days after the end of each fiscal quarter of Borrower, a list of all such reports. Irrespective of the foregoing procedures for the request for copies of reports, Borrower shall submit to the Agent, within forty-five (45) days from the date of submission to the SEC, copies of the following SEC reports with respect to the Borrower and First Banks America, Inc.: 10-K, 10-Q, and 8-K. Borrower shall also submit (or cause to be submitted) to the Agent, within fifteen (15) days from the date of such agreement, copies of any and all agreements entered into by Borrower or any of Borrower's Subsidiaries with the Board of Governors of the Federal Reserve System, any Federal Reserve Bank, the FDIC, the SEC, or other bank or thrift regulatory agency.

                  (4) Subsidiary Reports. Copies of all Quarterly Reports of Condition and Income ("Call Report"), certified as required by law, filed by each Subsidiary with the FDIC or any other governmental or regulatory agency, within forty-five (45) days from the date any such Call Report is submitted to such agency, and, to the extent permitted by law, copies of all examination reports and supervisory comment letters pertaining to each Subsidiary.

                  (5) Examination; Litigation. Promptly after the commencement thereof, notice of all suits and proceedings before any court or governmental department, commission, board, or agency affecting Borrower or any Subsidiary which could reasonably be expected to have a material adverse effect on the financial condition, properties or operations of Borrower or any Subsidiary; promptly after the receipt thereof, notice of any report or comment letter from any regulatory authority of Borrower or any Subsidiary, or from the independent auditors of Borrower, which requires any action of a material adverse nature by Borrower or any Subsidiary.

                  (6) Compliance Certificate. Within forty-five (45) days after the end of each fiscal quarter of Borrower, a Compliance Certificate signed by at least two of the chief executive officer, the chief financial officer, the chief accounting officer and the chief credit officer of the Borrower, substantially in the form of Exhibit E attached hereto.

                  (7) Other Information. Such other information and reports regarding the financial condition, operations or regulatory affairs of Borrower or any Subsidiary as Agent or a Bank may from time to time reasonably request.

                  Section 5.07. Operations. Operate and maintain its business and property, and those of its Subsidiaries, in the ordinary course in a prudent manner consistent with sound banking practices and in such a manner that the performance by Borrower of its obligations hereunder are not jeopardized or impaired.

                  Section 5.08. Additional Collateral. Pursuant to the Pledge Agreement, pledge and deliver to Agent shares of stock of (i) a bank, thrift institution, bank holding company or savings holding company hereafter acquired by Borrower or any Pledged Subsidiary (other than as may be acquired by First Banks America, Inc.) with all or a portion of such shares having been acquired with the proceeds of a Loan, or (ii) a bank, thrift institution, bank holding company or savings holding company which becomes a Subsidiary (other than as may be acquired by First Banks America, Inc.).

                  Section 5.09 Year 2000 Compliance. Borrower will, and it will cause each Subsidiary to, take any and all actions necessary to assure that Borrower and each Subsidiary will be Year 2000 Compliant as soon as reasonably practical, except to the extent such noncompliance could not reasonably be expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary. Borrower will be, and it will cause each Subsidiary to be, Year 2000 Compliant by January 1, 2000, except to the extent such noncompliance could not reasonably be expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary. At the request of Agent, Borrower will from time to time provide Agent with written reports in form and detail reasonably satisfactory to Agent on the status of the efforts of Borrower and its Subsidiaries to be Year 2000 Compliant.

                                   ARTICLE VI.
                               NEGATIVE COVENANTS

                  So long as any portion of the indebtedness evidenced by the Notes shall remain unpaid, or any Bank shall have any Commitment under this Agreement, Borrower will not, without the prior written consent of the Agent, which consent shall not be unreasonably withheld:

                  Section 6.01. Liens. Create, incur, assume, or suffer to exist, any Lien, or permit any Subsidiary to create, incur, assume, or suffer to exist, any lien, upon or with respect to any of the Collateral or any capital stock held by any Subsidiary, except in favor of the Agent.

                  Section 6.02. Mergers, Etc. Merge or consolidate with any Person having Total Assets in excess of $250,000,000 or which is subject to a regulatory action or proceeding or any cease and desist order which relates in any material adverse way to the management, financial condition, or operations of such Person, or permit the merger or consolidation of any Subsidiary with any Person having Total Assets in excess of $250,000,000 or which is subject to a regulatory action or proceeding or any cease and desist order which relates in any material adverse way to the management, financial condition, or operations of such Person, or sell, assign, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) any Subsidiary or all or substantially all of its other assets, or permit the sale, assignment, lease, or other disposition of any Subsidiary, or the sale of all or substantially all of the assets of any Subsidiary (whether now owned or hereafter acquired), to any Person; provided, however, that nothing in this Section 6.02 shall prevent mergers or sale of assets as between two entities that are Pledged Subsidiaries.

                  Section 6.03. Indebtedness. Incur, create, assume or allow to exist, nor permit any Subsidiary to incur, create, assume or allow to exist, any indebtedness, whether contingent or absolute, except indebtedness: (i) evidenced by the Notes; (ii) evidenced by subordinated debentures issued to First Preferred Capital Trust in an aggregate principal amount not to exceed $88,917,550; (iii) evidenced by subordinated debentures issued by First Banks America, Inc. to First America Capital Trust in an aggregate principal amount not to exceed $47,422,700; (iv) for advances made by Borrower or any Subsidiary to Borrower or any Subsidiary in the ordinary course of business or for acquisition purposes in an aggregate amount not to exceed $20,000,000; (v) of accrued expenses or accounts payable in the ordinary course of business not yet payable; (vi) for any other purpose not to exceed in the aggregate the amount of $2,500,000; and (vii) refundings, renewals and replacements of any of the foregoing.

                  Section 6.04. Dividends. Pay or declare any dividends on the common stock of Borrower; pay or declare any dividends upon the preferred stock of Borrower designated as Class A or Class B preferred stock in the financial statements of Borrower if a Default or an Event of Default exists or if, after giving effect thereto, a Default or Event of Default would exist.

                  Section 6.05. Stock Issue; Additional Issue of Stock of Subsidiary. Create any new class or amend the terms of any existing class of stock of Borrower, or issue any shares of stock of any class of Borrower, the terms of which have not been approved by the Agent; except for stock now or hereafter issued by First Banks America, Inc. for acquisition purposes and upon exercise of stock options granted to employees, none of which shall cause Borrower to own, in the aggregate, less than 55% of the issued and outstanding shares of voting capital stock of First Banks America, Inc., issue or permit any Subsidiary to issue any additional shares of stock of any class or any capital notes or other long-term debt instruments, or create any new class of stock or amend the terms of any existing class of stock.

                  Section 6.06. Stock Redemption. Redeem, purchase or retire any shares of any existing class of stock of Borrower (except for trust preferred securities issued by First America Capital Trust) or any capital notes of Borrower or permit any Subsidiary to redeem, purchase or retire any shares of any existing class of stock of such Subsidiary or any capital notes of such Subsidiary; provided, however, that as long as no Event of Default shall have occurred and be continuing, with respect to Subsidiaries which are not wholly owned by the Borrower, such Subsidiary(ies) may redeem, purchase or retire shares of any existing class of stock (except for trust preferred securities) of such Subsidiary.

                  Section 6.07. Loans. Loan money or extend credit to, or become a surety or guarantor for, or permit any Pledged Subsidiary to do likewise, the benefit of any Affiliate or any Subsidiary or any executive officer or shareholder of any Affiliate or any Subsidiary; provided, however, that Borrower and the Pledged Subsidiaries may extend credit to executive officers or shareholders of any Affiliate or Subsidiary if the loan or extension of credit complies in all respects with applicable law and regulations, and provided further, that the following items of indebtedness are permitted: (i) loans to Subsidiaries for the purpose of acquiring and holding OREO properties, (ii) loans by Borrower or any Subsidiary to Borrower or any Subsidiary made in the ordinary course of business or for acquisition purposes in an aggregate amount not to exceed at any one time $20,000,000; and (iii) refundings, renewals and replacements of any of the foregoing.

                  Section 6.08. Redeem in whole or in part, the subordinated debentures issued to First Preferred Capital Trust or permit First Banks America, Inc. to redeem, in whole or in part, the subordinated debentures issued to First America Capital Trust; pay any interest on or permit First Banks America, Inc. to pay any interest on such subordinated debentures if a Default or Event of Default exists, or if after giving effect thereto, a Default or Event of Default would exist.

                  Section 6.09. Continuation of Business. Substantially change, nor permit any of its Subsidiaries to change substantially, the nature of the respective businesses in which they are now engaged, nor engage in, nor permit any Subsidiary to engage in, any line of business if, as a result thereof, the business of the Borrower and its Subsidiaries, taken as a whole, would not be predominately the banking or thrift business (and activities deemed closely related to banking and/or the thrift business by applicable regulatory authorities) as currently constituted as of the date hereof.

                                  ARTICLE VII.
                               FINANCIAL COVENANTS

                  So long as any portion of the indebtedness evidenced by the Notes shall remain unpaid or any Bank shall have any Commitment under this Agreement, Borrower and the Pledged Subsidiaries will comply with each of the following covenants:

                  Section 7.01. Tier I Leverage Ratio. Borrower and Subsidiaries, on a consolidated basis, shall maintain a minimum Tier I Leverage Ratio at the end of each quarterly accounting period of not less than 5.0% or such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time.

                  Section 7.02. Tier I Leverage Ratio of Subsidiaries. Each bank Subsidiary of Borrower shall maintain a minimum Tier I Leverage Ratio at the end of each quarterly accounting period of not less than 5.0% or such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time.

                  Section 7.03. Tier I Risk Based Capital Ratio. Each bank Subsidiary of Borrower shall maintain a minimum Tier I Risk Based Capital Ratio at the end of each quarterly accounting period of not less than 6.0% or such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time.

                  Section 7.04. Total Risk Based Capital Ratio. Each bank Subsidiary of Borrower shall maintain a minimum Total Risk Based Capital Ratio at the end of each quarterly accounting period of not less than 10.0% or such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time.

                  Section 7.05. Loan Loss Reserve. Borrower and Subsidiaries, on a consolidated basis, shall maintain a minimum Loan Loss Reserve, expressed as a percentage of Total Loans, for each quarterly accounting period of 1.25% or such greater amount as may be required by regulatory authorities or prudent banking standards from time to time.

                  Section 7.06.     Net Income to Average Total Assets.

                           (a)      Borrower and Subsidiaries, on a consolidated
basis, shall maintain a minimum ratio, expressed as a percentage, of Net Income less extraordinary and/or non-recurring items (as determined in accordance with GAAP), for the most recently ended period of four fiscal quarters of Borrower, to Average Total Assets of not less than 0.70%.

                           (b) First Bank and First Bank & Trust,  on a combined
basis, shall maintain a minimum ratio, expressed as a percentage, of Net Income less extraordinary and/or non-recurring items (as determined in accordance with GAAP), for the most recently ended period of four calendar quarters, to Average Total Assets of not less than 0.70%.

                  Section 7.07.     Non-Performing    Assets.    Borrower    and
Subsidiaries,   on  a  consolidated   basis,  shall  have Non-performing Assets,
in the aggregate, of not more than 25% of Primary Capital.

                                  ARTICLE VIII.
                                EVENTS OF DEFAULT

                  Section 8.01. Events of Default. If any of the following events ("Events of Default") shall occur:

                  (1) Borrower shall fail to pay (a) the principal of, or interest on, a Note, within five (5) calendar days after notice of such failure shall have been given to the Borrower by the Agent;

                  (2) Borrower shall fail to pay any fees or any other amount payable hereunder when due and such failure shall remain unremedied for ten (10) consecutive calendar days after notice of such failure shall have been given to the Borrower by the Agent;

                  (3) Any representation or warranty made or deemed made by the Borrower or any Subsidiary in this Agreement, the Pledge Agreement, the Subsidiary Pledge Agreements, or which is contained in any certificate, document, opinion, or financial or other statement furnished at any time under or in connection with any Loan Document, shall be reasonably determined by the Agent to have been incorrect in any material respect on or as of the date made or deemed made and such default remains unremedied for thirty (30) consecutive calendar days after notice thereof shall have been given to the Borrower by the Agent;

                  (4) (a) Borrower shall fail to perform or observe any term, covenant, or agreement contained in any Loan Document (other than as contained in Article VII hereof and other than as contained in a Note) on its part to be performed or observed, and such failure shall remain unremedied for thirty (30) consecutive calendar days after notice thereof shall have been given to the Borrower by the Agent, provided, however, that in the event two or more such notices are required to be given in any consecutive six month period, Agent at its option need not give such notice, and there shall not be any period for the cure of such failure with respect to such second or succeeding failure, or (b) Borrower shall fail to perform or observe any term, covenant, or agreement contained in Article VII hereof or in a Note;

                  (5) Borrower or any Subsidiary (a) shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as such debts become due; or (b) shall make an assignment for the benefits of creditors, petition or apply to any tribunal for the appointment of a custodian, receiver, or trustee for it or a substantial part of its assets; or (c) shall commence any proceedings under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution, or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (d) shall have any such petition or application filed or any such proceeding commenced against it, in which an order for relief is entered or adjudication or appointment is made and which remains undismissed for a period of forty-five (45) calendar days or more; or (e) by any act or omission shall indicate its consent to, approval of, or acquiescence in any such petition, application, or proceeding, or order for relief, or the appointment of a custodian, receiver, or trustee for all or any substantial part of its properties; or (f) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of forty-five
(45) calendar days or more;

                  (6) One or more judgments, decrees, or orders for the payment of money in excess of Two Million Dollars ($2,000,000) in the aggregate shall be rendered against Borrower or any Subsidiary, and such judgments, decrees, or orders shall continue unsatisfied and in effect for a period of thirty (30) consecutive calendar days without being vacated, discharged, satisfied, or stayed or bonded pending appeal;

                  (7) The Pledge Agreement shall at any time after its execution and  delivery  and for any reason  (other than by the action of the Agent) cease
(a) to create a valid and perfected Lien in and to the property purported to be subject thereto, of the priority represented therein, or (b) to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by Borrower or any Subsidiary, or Borrower or any Pledged Subsidiary, as applicable, shall deny or disclaim further liability or obligation thereunder, or Borrower or any Pledged Subsidiary shall fail to perform any of its obligations thereunder, and solely with respect to performance of obligations by the Borrower or any Pledged Subsidiary, as applicable, under the Pledge Agreement, such default remains unremedied for thirty (30) consecutive calendar days after notice thereof shall have been given to the Borrower by the Agent (the other events described in this Section 8.01(7) shall become Events of Default immediately upon occurrence without notice to the Borrower);

                  (8) Any of the following events occur or exist with respect to Borrower or any Subsidiary: (a) any Prohibited Transaction involving any Plan;
(b) any Reportable Event with Respect to any Plan; (c) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (d) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; (e) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, subjects the Borrower or any Subsidiary to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceed or may exceed Two Million Dollars ($2,000,000);

                  (9) If James F. Dierberg and/or Mary W. Dierberg (together with any trust or partnership or other entity over which he or she has voting control) cease to own in the aggregate at least 51% of the voting shares of stock of First Banks, Inc.;

                  (10) Except for those matters disclosed on Schedule 8.01(10), if any regulatory action or proceeding shall be commenced, or any cease and desist order shall be entered into, between any state or federal regulatory authority and Borrower or any Subsidiary which relates in any material adverse way to the management or operations of Borrower or any Subsidiary;

                  (11) A default or an event of default exists or is declared under the terms of (i) any indebtedness aggregating Two Million Dollars ($2,000,000) or more of the Borrower or any Subsidiary, or (ii) any other material agreements of the Borrower or any Subsidiary that involves a potential aggregate liability of at least Two Million Dollars ($2,000,000) or which could be reasonably expected to have a material adverse effect on the financial condition, operations, properties, or business of the Borrower or any Subsidiary, and which in any such case continues beyond any applicable notice and cure period; or

                  (12) The Borrower shall fail to   have   positive  Net  Income
for any two consecutive fiscal quarters;

then, in any such event Agent shall at the request of the Majority (as hereinafter defined) declare the Banks' obligations to make Revolving Loans to be terminated, whereupon the same shall forthwith terminate, and declare the outstanding Notes, all interest thereon, and all other amounts payable under this Agreement to be forthwith due and payable in full, whereupon the Notes, all such interest, and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest, or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided, that in the case of any of the Events of Default specified in subsection (5) above, without any notice to the Borrower or any other act by the Agent or the Banks, the Banks' obligations to make Revolving Loans shall be automatically terminated and the Notes, all interest thereon, and all other amounts payable under this Agreement shall be forthwith due and payable in full, without presentment, demand, protest, or further notice of any kind, all of which are hereby expressly waived by the Borrower.

                                   ARTICLE IX.
                     AUTHORITY AND RESPONSIBILITIES OF AGENT

                  Section 9.01. Grant of Authority. Each of the Banks hereby irrevocably appoints and authorizes Mercantile Bank National Association, as the Agent under this Agreement and each other Loan Document, on its behalf, to take such action and exercise such powers under this Agreement and each other Loan Document as are specifically delegated to the Agent by the terms thereof, together with such other powers as are reasonably incidental thereto. The Agent shall have no duty to exercise any right or power or remedy hereunder or to take any affirmative action hereunder unless directed to do so by the Majority (as hereafter defined). For purposes of this Agreement, the term "Majority" shall mean the Banks holding at least sixty-six percent (66%) in dollar amount of the Commitment.

                  Section 9.02. Action upon Indemnification Instructions. The Agent shall in all cases be fully justified and protected in acting or continuing, failing or refusing to take any action hereunder or under any other Loan Document upon the written instructions signed by the Majority, and such instructions and any action taken or any failure to act pursuant hereto shall be binding on all of the Banks, all holders of the Notes and their respective successors and assigns.

                  Section 9.03. Reports; Responsibility of the Agent; Disclaimer. Promptly upon the receipt thereof from the Borrower, Agent shall photocopy and forward to each Bank each report, statement and other written information received by Agent pursuant to the terms of Section 5.06 of this Agreement. Neither the Agent nor any of its respective directors, officers, agents, employees, attorneys-in-fact or affiliates shall be liable for any action taken or omitted to be taken under or in connection with this Agreement or any other Loan Document, except for its or their willful misconduct or gross negligence. Without limiting the generality of the foregoing, the Agent:

                  (1) shall not be responsible to any Bank for any statement, representation or warranty made by any Bank other than Agent or any officer thereof under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby;

                  (2) shall not be responsible for the due execution, effectiveness, validity, enforceability or sufficiency of this Agreement, the Notes, the Pledge Agreement, the Subsidiary Pledge Agreements or any other document or instrument furnished pursuant hereto or in connection herewith;

                  (3) shall not be bound to ascertain or inquire as to the performance or observance of any of the terms, provisions or conditions of this Agreement or any other Loan Document on the part of the Borrower or any Subsidiary or as to the business, operation, property, assets or condition (financial or otherwise) of the Borrower or its Subsidiaries;

                  (4) shall be entitled to rely upon any writing, statement, notice or any telegraph, telex, teletype or telecopy message or any telephone conversation believed by it to be genuine and correct and, in the case of any writing, to have been signed or sent by the proper person;

                  (5) may consult with counsel and independent accountants and other experts selected by the Agent and shall be fully protected in any action taken or omitted to be taken in accordance with the advice of such counsel, independent accountants or other experts;

                  (6) may employ agents and attorneys-in-fact and shall not be liable for the default, negligence or misconduct of any such agents and attorneys-in-fact selected by the Agent with reasonable care;

                  (7) may treat the payee of a Note as the holder thereof until it receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent. Any request, authority or consent of any person who at such time is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or Note issued in exchange therefor; and

                  (8) shall have no liability or responsibility to Borrower for any failure on the part of any Bank to comply with an obligation on its part to be performed under this Agreement.

                  Section 9.04. Correction of Errors. If the Agent shall pay any amount to any Bank pursuant hereto in the belief or expectation that a related payment has been or will be received or collected from the Borrower in connection with any Loan and such related payment is not actually received or collected by the Agent then such Bank will promptly, on demand by the Agent, return such amount to the Agent, together with interest thereon at the Federal Funds Rate for overnight deposits.

                  Section 9.05. Expenses; Indemnification. To the extent that the Borrower fails to do so, each Bank, and each subsequent holder of a Note by its acceptance thereof, agrees to reimburse the Agent upon demand in proportion to the unpaid principal amount of its Notes, or if no Notes are at the time outstanding in proportion to the Commitments, and to indemnify and hold the Agent and its directors, officers, employees and agents in their respective capacities harmless in such proportion against any and all losses, liabilities, damages, demand, judgment, claim, counterclaim, set-off, cost, disbursement or expenses of any kind whatsoever (including reasonable attorney's fees and expenses) incurred by or asserted against the Agent or its directors, officers, employees and agents under or in connection with any of the foregoing arising out of or in connection with this Agreement, the Notes or any other Loan Documents, the transactions contemplated hereunder, the enforcement, collection or realization of any thereof or any action taken or omitted by the Agent, provided that no Bank shall be liable for any portion of the foregoing incurred by the Agent as a result of its willful misconduct or gross negligence. The agreements in this Section 9.05 shall survive the payment of the Loans, or any other amounts payable hereunder or under the Notes and the termination of the Commitments.

                  Section 9.06. Rights as Bank. With respect to its Loans and the Notes issued to it, the Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent, and the term "Bank" or "Banks" shall include the Agent in its individual capacity. The Agent and any of its affiliates may accept deposits from, lend money to, and generally engage in any kind of banking or trust business with, the Borrower and any affiliates as if it were not the Agent and may accept fees and other consideration from the Borrower for services in connection with this Agreement and otherwise without having to account for the same to the Banks.

                  Section 9.07. Representation of Each Bank. Each Bank expressly acknowledges that the Agent has not made any representations or warranties to it and that no action taken or hereafter taken by the Agent shall be deemed to constitute a representation or warranty by the Agent to any other Bank. Each Bank represents and warrants to the Agent that it has made and will continue to make its own independent investigation of the condition (financial and otherwise) and affairs of the Borrower and the Subsidiaries in connection with this Agreement and the Notes without reliance on the Agent or on any information or documents prepared by the Agent. Except for notices, reports and other documents expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank or any of its respective officers, directors, employees, agents, attorneys-in-fact or affiliates any other information or documentation pertaining to Borrower, the Subsidiaries, or their financial affairs. Notwithstanding any provision to the contrary elsewhere in this Agreement, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or otherwise exist against the Agent.

                  Section 9.08. Rights to Resign; Appointment of a Successor Agent. The Agent may resign as such at any time upon thirty (30) calendar days' notice to the Borrower and the Banks. In such event, the Majority shall appoint a successor Agent which shall be an incorporated bank or trust company, provided, however, that if there is no Default or Event of Default at the time of such appointment and provided further the successor Agent is to be a bank other than Harris Trust and Savings Bank, Norwest Bank Minnesota, National Association, American National Bank and Trust Company of Chicago, or The Frost National Bank, the Agent shall send to Borrower a list of at least three (3) banks which are satisfactory to the Majority to serve as the successor Agent, whereupon the Borrower shall have three (3) Business Days in which to select which bank on the list is to be the successor Agent. In the event of the failure of the Borrower to select a bank from the list, then the right of selection granted to the Borrower hereunder shall forever lapse. If no successor shall have been so appointed and accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation or the Majority's removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, appoint a successor, which shall be a Bank, or, if no such Bank accepts such appointment, which shall be a bank or trust company with an office (or an affiliate with an office) in St. Louis, Missouri, having a combined capital and surplus of not less than One Hundred Million Dollars ($100,000,000). Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article IX shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.

                  Section 9.09. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Agent has received notice from a Bank or the Borrower referring to this Agreement, describing such Default or Event of Default and, in the case of any Default or Event of Default other than those described in
Section 8.01 of this Agreement, stating that such notice is a "notice of default." In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Banks. The Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Majority, provided that unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Banks.

                  Section 9.10. Agent Compensation. For its services as Agent hereunder, Borrower shall pay to Agent on the date of this Agreement and on each anniversary date thereof, certain compensation as heretofore agreed between Agent and Borrower.

                                    ARTICLE X
                                  MISCELLANEOUS

                  Section 10.01. Capital Adequacy Reimbursement. If after the date hereof, the Agent shall be advised that or shall determine that with respect to any of the Banks the adoption or the taking effect of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency or compliance by the Banks with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable authority, has or would have the effect of reducing the rate of return on or increasing the cost of maintaining all of the Banks' capital as a direct consequence of their obligations hereunder (taking into consideration the Banks' policies with respect to capital adequacy) then from time to time, within fifteen (15) calendar days after demand by Agent, Borrower shall pay to Agent such additional amount or amounts as will compensate the Banks for such reduction or increase. In the event any such compensation is demanded, Agent shall provide to Borrower a certificate showing the calculation of the amount demanded in reasonable detail. Borrower shall have the burden of proving that the amount as so calculated is not correct.

                  Section 10.02. Amendments, Etc. Except as expressly provided in Article VI hereof, no amendment, modification, termination, or waiver of any provision of any Loan Document, nor consent to any departure by the Borrower from any Loan Document, shall in any event be effective unless the same shall be in writing and signed by the Majority, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such amendment, modification, termination or waiver of any provision of any Loan Document shall: (a) postpone the stated maturity of principal of, or interest on, any of the Loans, or reduce the principal amount of, the rate of interest on, or the fees in connection with this Agreement; (b) increase the maximum amount of the Revolving Loan Commitment or the Revolving Loan Commitment of any Bank; (c) change the percentages required for action by the Banks under this Section 10.02 or by the Majority under this Agreement; or (d) release or subordinate any Liens in favor of the Agent on any of the Collateral, except as otherwise expressly provided herein. The consent of all of the Banks is required to effect any amendment, modification or waiver of the provisions of this Agreement and of each Loan Document which provisions are of a type described in clauses (a), (b), (c) or
(d) of this Section 10.02 or to effect any amendment, modification, or waiver of this Section 10.02 or Section 10.05. The consent of the Borrower will not be required to effect any amendment, modification or waiver of the provisions of
Article IX of this Agreement other than Section 9.08.

                  Section 10.03. Notices, Etc. All notices and other communications provided for under this Agreement and under the other Loan
Documents shall be in writing (including facsimile communication) and mailed, sent by facsimile machine or delivered, to the parties at the addresses set forth on Exhibit K attached or, as to each party, at such other address as shall be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section 10.03. All such notices and communications shall, when mailed, be effective when deposited in the mails respectively addressed as aforesaid, except that notices to the Agent and the Banks pursuant to the provisions of Article II shall not be effective until received by the Agent and such Banks. Any party sending a notice to Borrower pursuant to Article VIII hereof shall provide a courtesy copy to Borrower's counsel at the address set forth on Exhibit K attached or at such other addresses as shall be designated by Borrower's counsel in a written notice to the Agent and the Banks. Notwithstanding the foregoing agreement to provide a courtesy copy to Borrower's counsel, such copy shall be a courtesy copy only, and failure to provide such courtesy copy shall have absolutely no effect or entitle Borrower to any remedy whatsoever. Any notice duly given to Borrower shall be effective whether or not the courtesy copy was given to Borrower's counsel.

                  Section 10.04. No Waiver; Remedies. No failure on the part of the Agent or any Bank to exercise, and no delay in exercising, any right, power, or remedy under any Loan Document shall operate as a waiver thereof; nor shall any single or partial exercise of any right under any Loan Document preclude any other or further exercise thereof or the exercise of any other right. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

                  Section 10.05. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Borrower and the Banks and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations under any Loan Document to which Borrower is a party without the prior written consent of the Banks, and a Bank may not sell, assign or participate all or any portion of its Notes (other than a sale, assignment, or participation to an affiliate bank or to any of the Banks) without the prior written consents of Borrower and Agent.

                  Section 10.06.       Costs and Expenses.

                  (1) The Borrower agrees to pay to Agent on demand, all costs and expenses, if any, incurred by Agent in connection with the preparation of the Loan Documents, including, without limitation, the reasonable fees and expenses of counsel for the Agent (subject to the limitations as heretofore agreed between Agent and Borrower.) The Borrower agrees to pay to Agent and the Banks on demand, all costs and expenses, if any, incurred by Agent and the Banks in connection with any modification of this Agreement or any of the other Loan Documents that is requested by Borrower or made in response to a Default or Event of Default, and in connection with the enforcement of any of the Loan Documents, including, without limitation, the reasonable fees and expenses of counsel for the Agent (with respect to modifications and enforcement) and the Banks (with respect to enforcement only) with respect thereto.

                  (2) If any payment or prepayment of principal with respect to any Loans accruing interest based on the Eurodollar Rate Loan is made by the Borrower other than on the last day of the Interest Period for such Loans, and such payment is permitted pursuant to Section 2.09, or is made as a result of an acceleration of the maturity of the Notes pursuant to Section 8.01 or for any other reason, the Borrower shall, upon demand by the Agent on behalf of the Banks, pay the Agent for the account of the Banks any amounts required to compensate the Banks for any additional losses, costs or expenses which they may reasonably incur as a result of such payment, including, without limitation, any loss (including loss of anticipated profits), costs or expenses incurred by reason of the liquidation or reemployment of deposits or other funds acquired by the Banks to fund or maintain such Loan.

                  Section 10.07. Right of Setoff. Upon the occurrence and during the continuance of any Event of Default, each Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being expressly waived by the Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by a Bank to or for the credit or the account of Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement, the Notes or any other Loan Document, irrespective of whether or not the Agent shall have made any demand under this Agreement or the Notes or such other Loan Document and although such obligations may be unmatured. Each Bank agrees promptly to notify the Borrower after any such setoff and application, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights under this Section 10.07 are in addition to other rights and remedies
(including, without limitation, other rights of setoff) which the Banks may have.

                  Section 10.08. Sharing of Setoffs. Each Bank agrees that if it shall, by exercising any right of setoff receive payment of a proportion of the aggregate amount of principal and interest due with respect to any of the Notes held by it (or any other obligations of Borrower hereunder to such Bank) which is greater than the proportion received by any other Bank in respect of the aggregate amount of principal and interest due with respect to any of the Notes held by such other Bank (or any other obligations of Borrower hereunder to such Bank), the Bank receiving such proportionately greater payment shall purchase such participations in the Notes held by the other Banks (or any other obligations of Borrower hereunder to the other Banks) and such other adjustments shall be made, as may be required so that all such payments of principal and interest on the Notes (or other obligations of Borrower hereunder to the Banks) shall be shared by the Banks pro rata, provided that if any such non-pro rata payment is thereafter recovered or otherwise set aside such purchase of participations shall be rescinded (without interest).

                  Section 10.09. Governing Law; Jurisdiction and Venue. This Agreement and the other Loan Documents shall be governed by, and construed in accordance with, the laws of the State of Missouri. The Borrower hereby consents to the jurisdiction of the Circuit Court of the County of St. Louis, Missouri, and the United States District Court for the Eastern District of Missouri, as well as to the jurisdiction of all courts from which an appeal may be taken from any such courts, for the purpose of any suit, action or other proceeding arising out of any of its obligations arising hereunder or with respect to the transactions contemplated hereby, and expressly waives any and all objections it may have as to venue in any such courts and agrees that any proceeding initiated in another court which relates to such matters may be, at the option of the Agent, transferred to any of such courts.

                  Section 10.10. Severability of Provisions. Any provision of any Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of such Loan Document or affecting the validity or enforceability of such provision in any other jurisdiction.

                  Section 10.11. Counterparts. This Agreement may be executed in any number of counterparts and by different parties to this Agreement in separate counterparts, each which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                  Section 10.12. Headings. Article and Section headings in the Loan Documents are included in such Loan Documents for the convenience of reference only and shall not constitute a part of the applicable Loan Documents for any other purpose.

                  Section 10.13. Oral Agreements. Oral agreements or commitments to loan money, extend credit or to forbear from enforcing repayment of a debt including promises to extend or renew such debt are not enforceable. To protect you (Borrower) and us (creditors) from misunderstanding or disappointment, any agreements we reach covering such matters are contained in this writing, which is the complete and exclusive statement of the agreement between us, except as we may later agree in writing to modify it.

            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                   FIRST BANKS, INC.

                                   By /s/Allen H. Blake
                                   --------------------
                                        Allen H. Blake
                                        Executive Vice President

                                   MERCANTILE BANK NATIONAL
                                   ASSOCIATION, as Agent and as a Bank

                                   By /s/David C. Buettner
                                   -----------------------
                                        Name: David C. Buettner
                                        Title: Vice President

                                   HARRIS TRUST AND SAVINGS BANK

                                   By /s/Patrick A. Horne
                                   ----------------------
                                        Name: Patrick A. Horne
                                        Title: Vice President


                                   AMERICAN NATIONAL BANK AND TRUST
                                   COMPANY OF CHICAGO

                                   By /s/ James K. Pridmore
                                   ------------------------
                                        Name: James K. Pridmore
                                        Title: First Vice President


                                   THE FROST NATIONAL BANK

                                   By /s/Jerry L. Crutsinger
                                   -------------------------
                                        Name: Jerry L. Crutsinger
                                        Title: Senior Vice President


                                   NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION

                                   By /s/ Alfonso A. Buscemi
                                   -------------------------
                                        Name:  Alfonso A. Buscemi
                                        Title: Vice President

                                    EXHIBIT A

                        REVOLVING LOAN COMMITMENT AMOUNTS


                    Bank                                                       Amount of Commitment

Mercantile Bank National Association                                                  $33,500,000



American National Bank and Trust Company of Chicago                                   $22,500,000



Harris Trust and Savings Bank                                                         $16,500,000



Norwest Bank Minnesota, National Association                                          $16,500,000



The Frost National Bank                                                               $11,000,000



                                                                                     $100,000,000


                                    EXHIBIT B

                              REVOLVING CREDIT NOTE

$______________                                             St. Louis, Missouri
                                                                August 25, 1999

                  FOR VALUE RECEIVED, the undersigned, First Banks, Inc., a Missouri corporation ("Borrower"), promises to pay to the order of _______________ ("Payee") at the offices of the Agent at One Mercantile Center, 7th & Washington, St. Louis, Missouri 63101, the principal sum of ______________ Dollars ($_____________) or such lesser amount as may be outstanding hereunder.

                  The Borrower promises to pay interest from the date hereof on the unpaid principal balance outstanding from time to time prior to maturity at the rates and at the time or times which shall be determined in accordance with the provisions of that certain Amended and Restated Secured Credit Agreement of even date herewith, by and between the Borrower, the Payee and other banks (the "Credit Agreement").

                  The entire unpaid principal balance hereunder and all accrued and unpaid interest hereon shall be due and payable on August 24, 2000. Interest shall be calculated on the basis of the actual number of days elapsed over a year of 360 days.

                  If any payment due on this Note is payable on a day which is not a Business Day (as defined in the Credit Agreement), then such payment will be made on the next Business Day, the amount of such payment, in such case, to include all interest accrued to the date of actual payment.

                  This Note is one of the "Revolving Notes" referred to in the Credit Agreement, is secured as provided therein, and is entitled to all of the benefits thereof. In accordance with the terms of the Credit Agreement, the Agent (as defined thereunder) may declare the unpaid balance of the principal and accrued interest to be immediately due and payable upon the occurrence of an Event of Default as defined in the Credit Agreement, whereupon the unpaid principal and accrued interest then owing hereon shall be and become immediately due and payable, and interest shall accrue interest at a rate per annum equal to four percent (4%) in excess of the then otherwise applicable rate of interest as determined in accordance with Sections 2.03 and 2.04 of the Credit Agreement.

                  If this Note shall not be paid at maturity, whether upon the exercise of acceleration or otherwise, and shall be placed in the hands of an attorney for collection or in connection with insolvency or bankruptcy proceedings, the Borrower hereby promises to pay the reasonable fees and expenses of such attorney in addition to the full amount due hereon, whether or not litigation shall be commenced.

                  Demand for payment, protest and notice of dishonor are hereby waived by all who are or shall become parties to this instrument.

                                                   FIRST BANKS, INC.


                                                   By:
                                                   --------------------------
                                                   Name:
                                                   --------------------------
                                                   Title:
                                                   --------------------------

                                    EXHIBIT C

                       REVOLVING LOAN NOTICE OF BORROWING

TO:               Mercantile Bank National Association, as Agent

FROM:             First Banks, Inc.

DATE:             _____________,

                  This Revolving Loan Notice of Borrowing is being submitted pursuant to the terms of the Amended and Restated Secured Credit Agreement dated as of August 25, 1999 ("Credit Agreement"), as the same may be thereafter amended from time to time, among First Banks, Inc. and the banks named therein (for whom Mercantile Bank National Association is acting as Agent).

(1) The Business Day of the proposed principal advance under the Credit Agreement is:

(2) The principal advance under the Credit Agreement will be a Revolving Loan that accrues interest [at the Prime Rate] [based on the Eurodollar Rate] as provided in the Credit Agreement.

(3) The Interest Period for the Eurodollar Rate Loan requested hereunder (or the new Interest Period for an expiring Interest Period) is ____ months.
(4) The current aggregate outstanding balance of the Revolving Loans as of the date hereof is: $

(5)      The principal advance being requested is (must be
         at least the unused portion of the Revolving Loan Commitment
         of $100,000,000 or $1,000,000, whichever is less):    $

(6)      The use of the  proceeds for the  Loan requested  hereby  will  be  for
         ___________________

(7) Unused portion of the Revolving Loan Commitment upon advance of funds requested by this Notice
         ($100,000,000 - #4 - #5):               $

                                      FIRST BANKS, INC.


                                      By:
                                      ------------------------------------
                                      Name:
                                      ------------------------------------
                                      Title:
                                      ------------------------------------

                                    EXHIBIT D

                      AMENDED AND RESTATED PLEDGE AGREEMENT

                  In consideration of and as collateral security for the payment of any and all present and future indebtedness, obligations and liabilities of FIRST BANKS, INC., a Missouri corporation ("Pledgor") under or pursuant to that certain Secured Credit Agreement dated as of August 26, 1998 and amended and restated as of August 25, 1999 (together with any extensions, renewals, amendments or modifications thereof, the "Credit Agreement") among Pledgor and Mercantile Bank National Association ("Mercantile"), Norwest Bank Minnesota, National Association, Harris Trust and Savings Bank, American National Bank and Trust Company of Chicago and The Frost National Bank (collectively the "Banks") and the other "Loan Documents" referred to therein (all such indebtedness, obligations and liabilities, whether direct or indirect, liquidated or unliquidated, absolute or contingent, now existing or hereafter arising, individual, joint, or joint and several being collectively referred to herein as the "Liabilities"), Pledgor hereby pledges to Mercantile as agent for and for the ratable benefit of the Banks (as agent for the Banks, Mercantile is referred to hereinafter as "Pledgee") and grants the Pledgee a continuing security interest in the capital stock of certain Subsidiaries of Pledgor, as described on Exhibit A attached hereto and incorporated herein (together with any additional stock described in Section 4 hereof, collectively, the "Stock"), together with all substitutions therefor and dividends (as limited herein), new shares or warrants, liquidating distributions and other rights, and proceeds or distributions of any nature associated therewith, all of which Pledgor hereby represents and warrants that it owns (or, for purposes of Section 4, will own) free of liens or claims of any kind, with fully marketable title thereto, and has (or will have) the right to so pledge.

                  Pledgor agrees that said Stock, together with the proceeds thereof (hereinafter collectively called the "Collateral," such term as used herein including any underlying security for any note or other evidence of a monetary obligation pledged hereunder) shall constitute security for any and all of the Liabilities and may be held, in accordance with the terms and provisions of this Agreement, for the payment thereof for such periods and applied thereto at such times and in such order as the Pledgee from time to time may deem appropriate, whether or not the Liabilities for which the same are held or applied are in existence at the time of delivery of this Agreement or the Collateral and whether or not such Liabilities are contingent, unliquidated or unmatured.

                  Pledgor further agrees that:

                  1. Pledgor will keep the Collateral free from all other security interests, liens or encumbrances except those security interests, liens or encumbrances now or hereafter granted to the Pledgee. Pledgor will procure, execute, endorse and deliver all documents which the Pledgee may reasonably require to protect, enforce or otherwise effectuate the Pledgee's rights in the Collateral and Pledgor hereby grants to the Pledgee an irrevocable power of attorney, with full power of substitution, to so act in Pledgor's name if Pledgor fails to do so.

                  2. The Pledgee may collect the Collateral or any part thereof at any time except with respect to dividends, which shall be collected by Pledgee only in accordance with Paragraph 3 hereof. For such purpose the Pledgee (after the occurrence of an Event of Default under the Credit Agreement that is continuing) may take, in its own name or in the name of Pledgor, any action which Pledgor might take including suit against any obligor on any note or other monetary obligation constituting part of the Collateral and collection of or foreclosure upon any underlying security, and such action may be taken without first foreclosing under this Agreement on the obligations secured by such underlying security. The Pledgee shall have no obligation, however, to pursue or preserve remedies against any party primarily or secondarily liable as an obligor on the Collateral or otherwise to take action which Pledgor might have taken as regards the Collateral or any underlying security therefor.

                  3. Pledgee shall have the continuing right to retain all or any part of the Collateral so long as any Liability remains in existence (or the

Banks shall have any Commitment under the Credit Agreement), even though the same may be unliquidated, unmatured or contingent. Upon maturity of any of the Liabilities or the occurrence of an Event of Default under the Credit Agreement or hereunder, the Pledgee may cause any of the Collateral to be transferred to its own name or to the name of its nominee (and this shall be full authority to any transfer agent, registrar or the like to make such transfer). No such action shall be deemed a retention of the Collateral in satisfaction of any Liability unless written notice so stating shall be given to the Pledgor. The Pledgee shall have the sole right to determine whether any call or option to surrender, exchange, redeem, convert or otherwise change or alter the form of the Collateral shall be exercised if the interest of Pledgee is or may be affected thereby. The Pledgee shall be under no obligation to initiate any such action unless requested in writing by the Pledgor. All dividends, new shares or warrants, liquidating distributions and other rights, proceeds and payments or distributions of any nature received by Pledgor in respect of the Collateral will be delivered to the Pledgee in kind and the Pledgee may take such action as is necessary to assure its direct receipt thereof, provided however that, prior to the occurrence of an Event of Default under the Credit Agreement or hereunder, Pledgor shall be permitted to retain permitted ordinary dividends and interest paid in cash and shall retain the right to vote with respect to the Collateral.

                  4. In the event that Pledgor, after the date hereof, acquires all or any portion of the stock of any bank, bank holding company, thrift institution or savings holding company (i) with the proceeds of a Loan under the Credit Agreement or (ii) which is or by virtue of such acquisition becomes a Subsidiary as defined in the Credit Agreement (other than as may be acquired by First Banks America, Inc.), Pledgor promptly shall (A) grant to Pledgee a security interest in such stock as additional security for the Liabilities, (B) deliver to Pledgee the certificates representing such stock, along with fully-executed stock powers therefor, and (C) take such other action and execute and deliver such other documents to Pledgee as Pledgee reasonably may require in connection therewith.

                  5. The following severally shall be considered events of default for purposes of this Agreement: (a) if any representation, warranty or statement of fact made by Pledgor hereunder shall prove to be false or misleading in any material respect, and such default remains unremedied for thirty (30) consecutive calendar days after notice thereof shall have been given to Pledgor by the Pledgee, (b) an Event of Default occurs under the Credit
Agreement, or (c) seizure of any of the Collateral or sale or encumbrance thereof or the failure to pay any tax thereon when due (except any tax contested in good faith for which reserves for payment reasonably satisfactory to Pledgee have been provided by the Pledgor).

                  6. Upon maturity of any of the Liabilities (by acceleration or otherwise) or the occurrence of an event of default hereunder, the Pledgee may resort to the Collateral at such times and in such order as it elects and may apply the Collateral to the Liabilities in like manner and without regard to whether application is made to an obligation of the owner of the Collateral so applied. If any of the Collateral is owned by someone other than Pledgor, the Pledgee may elect to apply such Collateral in any proportion to obligations of the owner or owners to the Pledgee without regard to the Liabilities. In addition, the Pledgee shall have all rights of a secured party under the Missouri Uniform Commercial Code and shall apply the proceeds of collection, disposition or other realization on the Collateral to reasonable attorneys' fees and legal expenses incurred by the Pledgee in connection therewith and in the collection of any Liabilities and representation of the Pledgee in proceedings of any nature under the Bankruptcy Code, and thereafter as required by law. If notice of intended disposition is required by law, such notice, if mailed, shall be deemed reasonably and properly given if mailed to the address of Pledgor appearing on the records of the Pledgee at least five (5) Business Days (as defined in the Credit Agreement) before the time of such disposition. The Pledgee shall have the right to proceed against the Collateral or not as the Pledgee may deem proper or as directed by the Majority (as defined in the Credit Agreement), and the Pledgee shall have the right to collect dividends, interest and such like profits from the Collateral whether or not it proceeds against the Collateral. If, in the opinion of the Pledgee, any Collateral cannot be disposed of in a commercially reasonable manner without registration under applicable securities laws, Pledgor will take or cause to be taken such action as is necessary to effect proper registration. If Pledgor shall refuse to take such action, the Pledgee at its election, but without any obligation to do so, may take such action as it deems warranted to attempt to effect compliance with any applicable law. Any cost, fee or expense incurred by the Pledgee in connection with such efforts or in enforcing Pledgor's covenants hereunder will be considered a cost incurred in disposition of the Collateral.

                  7. The Pledgee's rights hereunder shall continue unimpaired notwithstanding foreclosure or other disposition of any part of the Collateral, the availability of additional Collateral, any release of or substitution for any of the Collateral, any act or omission impairing the Pledgee's lien on the Collateral or the lien of any underlying security constituting part of the Collateral, including failure to perfect the same, any extension (including extension of time for payment), renewal, substitution, alteration, compromise, settlement, surrender, release or other such agreement or action modifying or varying the terms of or otherwise affecting any of the Liabilities or any part of the Collateral, including any act or omission releasing any party primarily or secondarily liable on the Collateral or on any Liability. No failure by Pledgee to exercise or delay in exercising any of its rights hereunder shall constitute a waiver thereof and no single or partial exercise of any right shall preclude the further exercise thereof or the exercise of any other right. All rights of the Pledgee hereunder or under any instrument or other agreement binding on Pledgor are cumulative and not in substitution of any other rights at law or equity with respect to the Collateral or the collection of the Liabilities. All such rights may be exercised from time to time. Pledgor hereby waives notice of any and all actions, forbearances and omissions of any rights contemplated by this paragraph and consents to be bound thereby as effectively as if Pledgor had agreed thereto in advance. Upon the termination of the Credit Agreement and the liquidation and payment of the liabilities in full, this Agreement shall terminate and the Collateral will be returned forthwith to the Pledgor.

                  8. The Pledgee shall have no obligation to act in accordance with any communication by Pledgor or any other party obligated on the Liabilities or interested in the Collateral, as endorser, guarantor, surety or otherwise, concerning the liquidation of all or any part of the Collateral if it shall be the opinion of the Pledgee in the exercise of its reasonable judgment that the value of the Collateral upon liquidation may be insufficient to discharge the Liabilities in full. The Pledgee shall in no event be bound by or obligated to act upon any such communication unless the same shall be in writing and shall include explicit instructions as to the disposition requested.

                  9. Any notice required or permitted hereunder shall be deemed given if sent in the manner and at the addresses as provided in the Credit Agreement.

                  10. To the extent required by law for purposes of providing qualifying shares of stock to members of the board of directors of the bank institutions owned by Pledgor, Pledgee agrees to release such number of qualifying shares from the lien of this Agreement. To effect such release, Pledgee will deliver the certificate for the shares of stock of the subject banking institution to the Pledgor on a trust receipt basis and with the obligation of Pledgor to return the reissued certificate to Pledgee within forty-eight (48) hours of the delivery to Pledgor. At the request of Pledgee, Pledgor agrees to cause such members of the board of directors to pledge such qualifying shares to Pledgee for the benefit of the Banks as additional collateral for the Liabilities. Any such qualifying shares shall, upon issuance, contain an appropriate legend describing the restrictions and covenants set forth in this Agreement.

                  11. This agreement shall be construed in accordance with and governed by Missouri law.

                  12. Pledgor warrants and represents to Pledgee that the shares of stock of each institution as listed on Exhibit A on the date hereof represent all of the outstanding shares of stock of each respective institution (except for directors' qualifying shares and except with respect to First Banks America, Inc.). Pledgor represents and warrants that the shares of stock of First Banks America, Inc. as listed on Exhibit A on the date hereof represent approximately [47.8%] of the outstanding common stock and all of the outstanding shares of Class B common stock issued by such institution and such shares have ordinary voting power to elect a majority of the board of directors of First Banks America, Inc.

                  13. Pledgor has heretofore entered into a Pledge Agreement dated as of August 26, 1998 (the "Original Pledge Agreement"). Upon the execution and delivery of this Agreement by Borrower the Original Pledge
Agreement shall be amended and restated in its entirety by this Agreement effective as of the date hereof, with all rights, obligations and security interests created under or granted pursuant to the Original Pledge Agreement continuing from the date thereof.

Dated at St. Louis, Missouri, as of this 25th day of August, 1999.

                                      FIRST BANKS, INC.


                                      By:
                                      ----------------------------------
                                      Name:
                                      ----------------------------------
                                      Title:
                                      ----------------------------------

                           PLEDGE AGREEMENT EXHIBIT A

                               LIST OF COLLATERAL


10,000 shares of the common stock of First Bank

2,210,581 shares of the Common Stock of First Banks America, Inc.

2,500,000 shares of the Class B Common Stock of First Banks America, Inc.

4,725,396 shares of the common stock of First Bank & Trust

                                    EXHIBIT E

                            CERTIFICATE OF COMPLIANCE

                  This Certificate of Compliance is being submitted on this ______ day of _______________, ______, for the quarter ending on the ______ day of _______________, ______, pursuant to the terms of the Amended and Restated Secured Credit Agreement dated as of August 25, 1999 ("Credit Agreement"), as the same may be thereafter amended from time to time, among Mercantile Bank National Association ("Mercantile") and the banks named therein (for whom Mercantile is acting as Agent).

                  The undersigned officers of First Banks, Inc. jointly and severally certify to the Banks that as of the date hereof:

         A. The representations and warranties contained in Article IV of the Credit Agreement are correct as of the date hereof;

         B.       No  Default  or  Event  of  Default   has  occurred   and   is
                  continuing,  [or would  result  upon the making of the Loan
                  requested  by   the   accompanying   Revolving  Loan Notice of
                  Borrowing;]

         C. Attached is an accurate listing of the current Affiliates of First Banks, Inc.;

         D. The compliance with the covenants contained in Article VII of the Credit Agreement is supported by the following:

7.01.    Tier I Leverage Ratio

                                                               (1)            (2)                    Minimum
                                                             Tier I          Total     Ratio of      Ratio
                                                             Capital        Assets     (1) to (2)    Permitted

First Banks, Inc. (consolidated)                                                                     5.0%



7.02.    Tier I Leverage Ratio of Subsidiaries

                                                               (1)            (2)                    Minimum
                                                             Tier I          Total     Ratio of      Ratio
Subsidiary                                                   Capital        Assets     (1) to (2)    Permitted

First Bank                                                _______        _______                     5.0%
First Bank of California                                  _______        _______                     5.0%
First Bank Texas, N.A.                                    _______        _______                     5.0%
Redwood Bank                                              _______        _______                     5.0%
First Bank & Trust                                        _______        _______                     5.0%


7.03.    Tier I Risk Based Capital Ratio

                                                                        (2)
                                                                         Weighted-Risk
                                                                         Assets and
                                                                         Off-Balance
                                                          (1)            Sheet Items     Ratio of     Minimum Ratio
                                                          Tier I                        (1) to (2)   Permitted
                                                          Capital
First Bank                                                _______        _______                     6.0%
First Bank of California                                  _______        _______                     6.0%
First Bank Texas, N.A.                                    _______        _______                     6.0%
Redwood Bank                                              _______        _______                     6.0%
First Bank & Trust                                        _______        _______                     6.0%



7.04.    Total Risk Based Capital Ratio

                                                                         (2)
                                                                         Weighted-Risk
                                                                         Assets and
                                                                         Off-Balance
                                                                         Sheet Items    Ratio of     Minimum Ratio
                                                          (1) Total                     (1) to (2)   Permitted
                                                          Capital
First Bank                                                _______        _______                     10.0%
First Bank of California                                  _______        _______                     10.0%
First Bank Texas, N.A.                                    _______        _______                     10.0%
Redwood Bank                                              _______        _______                     10.0%
First Bank & Trust                                        _______        _______                     10.0%

7.05     Loan Loss Reserve

                                                          (1)
                                                          Loan           (2)            Ratio of     Minimum Ratio
                                                          Loss           Total          (1) to (2)   Permitted
                                                          Reserve        Loans
First Banks, Inc. (consolidated)                          _______        _______                     1.25%



7.06     Net Income to Average Total Assets

                                                      Average Total                                   Minimum
Net Income less extraordinary and/or nonrecurring       Assets (2)       Ratio of (1)                  Ratio
items for the quarter ended:                                                 to (2)                   Permitted

First Banks, Inc. (consolidated)
                             $



Total Net Income             $                          (1)                                             0.70%

First Bank and First Bank & Trust (combined)
                             $



Total Net Income             $                          (1)                                             0.70%



7.07     Non-Performing Assets


                                                       (1)
                                                       Non-Performing    (2)            Ratio of     Maximum Ratio
                                                       Assets            Primary        (1) to (2)   Permitted
                                                                         Capital
First Banks, Inc. (consolidated)                       _______           _______                       25%

         E.       Performance Ratio

First Banks, Inc. (consolidated)
Net Income less extraordinary and/or nonrecurring items for          (2)             Ratio of (2)       Applicable
the quarter ended:                                               Funded Debt            to (1)             Margin

                              $



Total Net Income              $                         (1)   $


         F. The use of proceeds of the requested Loan will be as indicated in the accompanying Revolving Loan Notice of Borrowing.

Signed as of the day and year first above written.

                            FIRST BANKS, INC.
                            (at least two signatures required)

                            By:  __________________________________
                                     Chief Executive Officer

                            By:  __________________________________
                                     Chief Financial Officer

                            By:  ___________________________________
                                     Vice President - Chief Accounting Officer

                            By:  ___________________________________
                                     Chief Credit Officer

                            By: ___________________________________
                                     Chief Operating Officer

                                    EXHIBIT F

                       FORM OF BORROWER'S COUNSEL OPINION

                                 August 25, 1999


Mercantile Bank National Association            Harris Trust and Savings Bank
One Mercantile Center                           111 W. Monroe
St. Louis, Missouri 63101                       Chicago, Illinois 60603


Norwest Bank Minnesota, National Association    American National Bank and Trust
100 East Wisconsin Avenue                       Company of Chicago
Milwaukee, Wisconsin  63202-4101                33 North LaSalle Street
                                                Chicago, Illinois 60690


The Frost National Bank
100 West Houston Street
San Antonio, Texas  78205


                  Re: Mercantile Bank National Association - $100,000,000 Secured Revolving Credit Facility for First Banks, Inc.

Ladies and Gentlemen:

                  We have acted as counsel for First Banks, Inc., a Missouri corporation, (the "Borrower") in connection with their negotiation and execution of the Loan Documents as defined herein for the limited purpose of providing this opinion. This opinion is being furnished to you as required by Section 3.01(6) of the Amended and Restated Secured Credit Agreement executed on this date by the Borrower and Mercantile Bank National Association ("Mercantile"), Norwest Bank Minnesota, National Association, Harris Trust and Savings Bank, American National Bank and Trust Company of Chicago, and The Frost National Bank (collectively, the "Banks") and Mercantile as "Agent" for the Banks. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in that certain Amended and Restated Secured Credit Agreement dated as of August 25, 1999 among the Borrower and the Banks (the "Credit Agreement").

                  In connection with the preparation of this opinion, we have reviewed the following instruments and documents executed by the respective parties thereto (the "Loan Documents"):

                  1. Each of the Notes, dated August 25, 1999, in the aggregate maximum principal face amount of $100,000,000 executed by the Borrower as maker and payable to the order of the respective Banks as set forth in Section 2.05 of the Credit Agreement;

                  2.       The Credit Agreement;

                  3. Amended and Restated Pledge Agreement dated August 25, 1999 executed by the Borrower, as Pledgor, to the Agent, as Pledgee (the "Borrower Pledge Agreement");

                  4.       The  certificates  representing the shares of capital
                           stock of the Pledged  Subsidiaries   that are pledged
                           under the Borrower Pledge Agreement; and

                  5.       Irrevocable Stock Powers executed by Borrower.

                  In our capacity as counsel for the Borrower, we have examined originals or copies of such other documents, records and other instruments as we have deemed necessary or appropriate to render this opinion, including, without limitation, the following:

                  A.       Articles of Incorporation and Bylaws of the Borrower;
                           and

                  B. Resolutions adopted by the Boards of Directors of the Borrower.

                  For purposes of this opinion, we have assumed that (1) all documents submitted to us are authentic, (2) all documents submitted to us as certified or photostatic copies conform to the originals, (3) all signatures on documents are genuine, (4) all natural persons whose signatures appear on documents had legal capacity, (5) all certificates from public officials are accurate as of the date of this letter, (6) all records of the Borrower made available to us are accurate and complete, (7) the Agent and the Banks have the power and authority to execute, deliver, and perform all agreements and documents executed by them, (8) the Agent and the Banks have duly and validly executed and delivered such agreements and documents, and (9) such agreements and documents are legally valid, binding and enforceable against the Agent and the Banks.

                  In those instances in which our opinion is rendered "to our knowledge," it means that we have relied on the representations by the Borrower in the Loan Documents to establish facts relevant to our opinion and that during the course of our representation no information has come to the attention of those attorneys within our firm who have performed legal services in connection with the representation described in this letter that would give us actual knowledge of the inaccuracy of such representations. We have not conducted an independent investigation to determine the accuracy of any representation made by the Borrower or any assumption that we have made herein, and no inference as to our knowledge should be drawn from our representation of the Borrower as described in this letter.

                  Based upon the foregoing, and subject to the qualifications set forth herein, our opinion is that:

                  1. The Borrower is a duly organized and validly existing corporation in good standing under the laws of the State of Missouri and has the corporate power and authority to execute, deliver and perform the Loan Documents and to own its properties and carry on its business as now being conducted, and is a duly registered bank holding company in good standing under the Bank Holding Company Act of 1956, as amended.

                  2. The Loan Documents executed by the Borrower have been duly authorized, executed and delivered by the Borrower and constitute the legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, and subject to general principles of equity (including the exercise of judicial discretion in accordance with such principles), regardless of whether such enforceability is considered in a proceeding at law or in equity.

                  3. No consent or approval of or registration with any federal, state or local government or regulatory authority is required in connection with the execution and delivery of the Loan Documents by the Borrower or the making of any of the Loans thereunder. Neither (i) the execution and delivery by the Borrower of the Loan Documents,
                           (ii) consummation of the transactions contemplated thereby, nor (iii) compliance by the Borrower with any of the provisions thereof will conflict with or result in a violation or breach of, or constitute a default under, (a) the Borrower's Articles of Incorporation or Bylaws, or (b) to our knowledge, any rule, regulation, order, writ, judgment or decree of any court or government agency or instrumentality or any agreement or instrument to which the Borrower is a party or with respect to which the Borrower is bound and which is reasonably likely to have a material adverse effect on the Borrower's ability to perform its obligations under the Loan Documents.

                  4. To our knowledge, there are no actions, suits or proceedings pending or threatened that affect the Borrower, before or by any federal, state, local or other governmental department, commission, board, bureau, agency or authority which, if determined adversely to the Borrower, would materially and adversely affect the Borrower's ability to perform under the Loan Documents.

                  5. Assuming that the shares of stock described in the Borrower Pledge Agreement have been delivered to the agent in the State of Missouri together with an executed stock power for each certificate therefor, the Agent, for the benefit of the Banks, has a perfected security interest in such stock.

                  The opinions expressed herein are limited to the applicable laws of the United States and the State of Missouri and no opinion is expressed with respect to the laws of any other jurisdiction or state or the effect of any such laws on the matters dealt with herein. Anything herein to the contrary notwithstanding, we express no opinion on matters governed by federal, state and local laws, rules, regulations, ordinances or restrictive covenants relating to:
(1) occupational health and safety, environmental siting, impact and discharge, or storage and discharge of flammable or hazardous materials or solid or toxic waste; (2) rights to set off or off set; (3) the effect of provisions agreeing to the jurisdiction of a court (or waiving objections to jurisdiction) or agreeing to venue (or waiving objections to venue); (4) the legality or enforceability of exculpation clauses; (5) the enforceability of any choice-of-law clause or provision requiring the application of the laws of a particular jurisdiction; (6) any federal or state tax consequences arising in connection with any of the transactions contemplated by the Loan Documents; (7) patent, copyright, service mark, trade name or trademark rights; or (8) antitrust matters.

                  This opinion is provided solely for the purpose of complying with the requirements of the Loan Documents and, without our prior written consent, may not be relied upon by anyone other than the Banks and their respective successors and assigns.
 Our opinion is based upon the facts and the law as existing and in effect on the date hereof, and we assume no obligation to revise, supplement or update this opinion in any respect at any time subsequent to the date hereof.

                                                     Very truly yours,

                                                     Lewis, Rice & Fingersh

                                    EXHIBIT G

                              PLEDGED SUBSIDIARIES


First Bank

First Banks America, Inc.

First Bank & Trust

                                    EXHIBIT H

                               LIST OF AFFILIATES


Hermannhof, Inc.

Tidal Insurance Limited

First Securities America, Inc.

First Services, L.P.

Southside Bancshares, Inc.

Investors of America, Limited Partnership

First Brokerage, Inc.

First Associate Title, Inc.

First Brokerage America LLC

First Title Guaranty LLC

First Banc Mortgage LLC

                                    EXHIBIT I

                                 IDENTIFICATION
                                       OF
                              FINANCIAL STATEMENTS


(1) Audited consolidated financial statements for First Banks, Inc.and subsidiaries for the fiscal years ending December 1997 and 1998.

(2) Audited consolidated financial statements for First Banks America, Inc. and subsidiaries for the fiscal years ending December 1997 and 1998.

(3) Unaudited consolidated financial statements for First Banks, Inc. and subsidiaries, both prepared by Borrower, for the period ending June 30, 1999.

(4) Unaudited consolidated financial statements for First Banks America, Inc. and subsidiaries, both prepared by Borrower, for the period ending June 30, 1999.

                                    EXHIBIT J

                            OWNERSHIP OF SUBSIDIARIES


First Bank
10,000 Shares Owned/Controlled By First Banks, Inc. (100%)

         First Land Trustee Corp.
         50 Common Shares Owned/Controlled by First Bank (100%)

         FB Commercial Finance, Inc.
         100 Common Shares Owned/Controlled by First Bank (100%)

First Banks America, Inc.
2,210,581 Common Shares Owned/Controlled by First Banks, Inc. (38.73% of total voting) 2,500,000 Class B Shares Owned/Controlled by First Banks, Inc. (43.80% of total voting)

         First Bank of California
         1,000 Common Shares Owned/Controlled by First Banks America, Inc.(100%)

         First Bank Texas, N.A.
         2,049,000  Common  Shares  Owned/Controlled  by  Sundowner  Corporation
         (100%)

         Redwood Bancorp
         25,000 Shares Owned/Controlled by First Banks America, Inc. (100%)

                  Redwood Bank
                  465,000 Shares Owned/Controlled by Redwood Bancorp (100%)

                  Redwood National Mortgage Co.
                  30,000 Shares Owned/Controlled by Redwood Bancorp (100%)

                  Eucalyptus Financial Corp.
                  1,000 Shares Owned/Controlled by Redwood Bancorp (100%)

First Bank & Trust
         4,725,396 Shares Owned/Controlled by First Banks, Inc. (100%)

                                    EXHIBIT K

                                LIST OF ADDRESSES

If to the Borrower:              First Banks, Inc.
                                 11901 Olive Blvd.
                                 Creve Coeur, MO  63141
                                 Attention:  Allen H. Blake
                                               Chief Financial Officer

   with a copy to (for notice requirements under Article VIII hereof only):

                                 Lewis, Rice & Fingersh
                                 500 North Broadway
                                 St. Louis, Missouri  63102
                                 Attention:  Thomas C. Erb, Esq.

If to Mercantile Bank
National Association:            One Mercantile Center
                                 Tram 11-5
                                 7th & Washington
                                 St. Louis, MO  63101
                                 Attention:  David C. Buettner

If to Harris Trust
and Savings Bank:                111 W. Monroe
                                 Chicago, Illinois 60603
                                 Attention:  Patrick Horne

If to American National
Bank and Trust Company
of Chicago:                      120 South LaSalle St.
                                 Chicago, Illinois 60603-3400
                                 Attention:  Dave DeWitt

If to The Frost National
Bank:                            2001 Bryan Street, Suite 525
                                 Dallas, Texas  75201
                                 Attention:  Jerry L. Crutsinger, Vice President
                                             Correspondent Banking

If to Norwest Bank
Minnesota, National
Association:                     100 East Wisconsin Avenue
                                 Milwaukee, Wisconsin  53202-4101
                                 Attention:  Alfonso Buscemi

                                  SCHEDULE 4.05

                                OTHER AGREEMENTS



                                      NONE

                                  SCHEDULE 4.06


                                   LITIGATION

         1. Reliance National Indemnity Re: Wildwood Estates. First Bank of California issued two set-aside letters to Planet Insurance (whose successor is Reliance National Indemnity) in connection with the construction of a development known as Wildwood Estates by a borrower. Planet subsequently issued two surety bonds to the county where the development is located which secured the anticipated cost of certain of the improvements. The borrower/developer subsequently defaulted. The county waived the requirements of the first set-aside letter, but not the second. Consequently, the bank has exposure under the second set-aside letter and the surety bond issued against it. The maximum amount of that exposure is $1,122,000; the bank and the county have not agreed upon the amount which is due and payable under the second surety bond. Counsel is unable to express an opinion on the likelihood that a claim on the second letter will ultimately be made, and if it were, on the probable outcome of such a claim. The bank established an accrual in the amount of $1,122,000 in 1996 (GL #27803). On August 23, 1999 the parties reached a settlement which will require the bank to pay approximately $765,000 plus expenses. The settlement documents are in process and final resolution is expected by September 30, 1999. The current amount of the accrual exceeds the settlement amount.

         2. Bittner vs. Bashore. Fifty-seven investors in real estate projects filed suit in November, 1996, against Huntington National Bank, a bank acquired by First Bank and Trust, to recover their investments, which were lost when the projects failed. Huntington National Bank's former Chairman, Charles Hermanson, and President, Kirk Bashore, were also named as defendants. Huntington National Bank had loaned funds to a sponsor of the real estate investment (one Tobin), but did not provide loans related to the real estate projects in which the plaintiffs invested. The total claim is $28 million, but it appears from discovery to date that the actual amount of the plaintiff's investments which were subject to loss was significantly less. Another suit was filed against Tobin by forty different investors in January, 1998. In April, 1998, First Bank and Trust was served as an added defendant in this action as well. The Bank's motions for summary adjudication of issues have been granted. As a result of the success of those motions, the remaining claims against the Bank are for aiding and abetting the violation of certain California securities laws and fraud. Discovery is continuing. A third motion for summary judgment was filed in June 1999 for dismissal of the remaining fraud claim, but has not yet been ruled upon. Mediation with the plaintiffs is in the process of being scheduled before a mediator in San Francisco and it is anticipated this mediation will occur on September 3, 1999. If the case is not resolved by summary judgment, mediation or otherwise, trial is scheduled for September 27, 1999. The potential outcome of these cases cannot yet be predicted.

         3. Larry Rothman vs. First Bank & Trust. This suit was filed by Mr. Rothman of BTAW, Inc. for general damages allegedly caused by the bank bringing proceedings to foreclose a mortgage securing indebtedness of BTAW, Inc. Mr.
Rothman, who is an attorney, is alleging damages of $15 million. The Bank believes that its loss potential is significantly less than $15 million. On October 27, 1998, the Superior Court granted the motion of First Bank & Trust, Donald Housser, Vice President -- Special Assets, and Arthur Jarvis Cohen, Attorney for First Bank and Trust for summary judgment. Larry Rothman has filed a notice of appeal, which attorney Cohen believes has little merit.

         4. Thomas Barnes, et al vs. The Estate of William J. Kaufman. The owners of 31 homes in Green Jade Estates Subdivision in Jefferson County, Missouri, filed suit against First Bank and others in May, 1997. The Green Jade Estates Subdivision was plagued by soil movement that eventually damaged many homes. The Sheahan Financial Company, predecessor to First Bank, originated 14 of the mortgages on the homes owned by plaintiffs. An additional 4 loans were originated by other mortgagees and purchased by First Bank. The petition alleges that the bank engaged in a conspiracy to defraud the plaintiffs by aiding the other defendants and by providing financing to plaintiffs when the bank knew of soil problems. The petition seeks $75,000 damages per home, $100,000 per plaintiff and unspecified punitive damages. A bank motion to dismiss was granted, but plaintiffs were given leave to file an amended petition within 90 days, which they did. In May, 1998, the bank responded to the amended petition by filing another motion to dismiss. The motion to dismiss was granted by the trial court. The plaintiffs may have the opportunity to appeal this decision at the conclusion of the trial involving the other named defendants. A petition in a similar case by other homeowners in the same subdivision was dismissed in 1995 and the dismissal was upheld on appeal.

         5. First Banks, Inc. was served on June 1, 1998 with a complaint filed by Thomas Steiner. In early 1995, First Banks, Inc. purchased all of the outstanding shares of stock of Irvine City Financial, including Mr. Steiner's. First Banks, Inc. set off indebtedness of Mr. Steiner to Irvine City Financial against the amount owed to Mr. Steiner for the stock. That setoff is the subject of the suit. The total amount of the plaintiff's claims is about $900,000. It is too early to predict the outcome. The setoff amount was about $90,000. The case is presently in discovery and the court has not established a trial date. To date, no significant deadlines have been established with respect to this case.

                                  SCHEDULE 4.08


                            ERISA - PLAN TERMINATIONS


1.       As of December 31, 1993 the First Banks,  Inc. Money  Purchase  Pension
         Plan was  terminated  and replaced  effective  April 1,   1994 with the
         First Banks, Inc. ss.401K Profit Sharing Plan.

2. Effective March 31, 1994, Heritage National Bank was merged into First Bank (Creve Coeur, Missouri). Heritage National Bank maintained an Employee Stock Ownership Plan which, incidental to the First Banks/Heritage National Bank merger, has been terminated.

3. The First Federal Savings Bank of Proviso Township was merged into First Bank A Savings Bank effective January 13, 1994. First Federal Savings Bank of Proviso Township maintained a defined benefit plan which is in the process of being terminated.

4. First Banks, Inc., acquired a majority interest in BancTEXAS Group Inc. effective August 31, 1994. BancTEXAS maintains two types of retirement benefit plans, a defined benefit plan, which has been frozen, and a 401K Profit Sharing Plan, which mirrors the First Banks, Inc. 401K Profit Sharing Plan.

5. River Valley Holdings, Inc., was purchased by First Bank FSB effective January 3, 1995. River Valley Holdings, Inc. maintained a 401K Profit Sharing Plan which has been merged into the First Banks, Inc. 401K Profit Sharing Plan effective July 1, 1995.

6. CCB Bancorp, Inc. was purchased by First Banks, Inc. effective March 15, 1995. CCB Bancorp, Inc. maintained a 401K Retirement Plan which has been merged into the First Banks, Inc. 401K Profit Sharing Plan effective July 1, 1995.

7. La Cumbre Savings Bank was purchased by CCB Bancorp, Inc. (which was purchased by First Banks, Inc. on March 15, 1995) effective September 1, 1995. La Cumbre Savings Bank maintained a 401(k) Profit Sharing Plan which merged into the First Banks, Inc. 401(k) Profit Sharing Plan effective February 1996.

8.       Queen   City   Bank   was  purchased  by First  Banks,  Inc.  effective
         July 21, 1995.  Queen City Bank  maintained a 401(k)  Profit    Sharing
         Plan which merged into the First Banks, Inc. 401(k) Profit Sharing Plan effective June 1996.

9. First Banks, Inc. acquired a majority interest in First Commercial Bank effective August 23, 1995, First Commercial Bank maintains two types of retirement benefit plans, a ESOP (Employee Stock Ownership Plan) and a 401(k) Profit Sharing Plan, which now mirrors the First Banks, Inc. 401(k) Profit Sharing Plan effective July 1, 1996.

                                SCHEDULE 8.01(10)

                               REGULATORY ACTIONS

None.

                                                                Exhibit 10.12
                                FIRST BANKS, INC.
                          MANAGEMENT SERVICES AGREEMENT

     This Management Services Agreement (the Agreement) is made this 1st day of June 1999, by and between Redwood Bank, a California banking corporation (the
Bank) and First Banks, Inc., a Missouri corporation (First Banks).

     WHEREAS First Banks is a multi-bank and thrift holding company which provides certain services to its subsidiary financial institutions on a centralized basis and is willing to provide such services to Bank, and

     WHEREAS the Bank is currently operating as a commercial and retail bank in the State of California, and desires to avail itself of such centralized services in connection with its operations.

Services to be performed:

     First Banks shall undertake to perform certain services for the benefit of the Bank, and any affiliates thereof, including, but not limited to those enumerated below. These services may be provided by employees of First Banks, any subsidiary of First Banks, or external sources retained by First Banks on behalf of the Bank and/or its affiliates. First Banks will prepare a monthly statement to the Bank indicating the nature of the services performed and the fees charged for such services.

     Services performed by employees of First Banks will be billed to the Bank on the basis of actual hours required to perform the services using standard hourly rates established for each type of service. The hourly rates in effect as of the date of this Agreement are listed in Attachment A. These rates will be reviewed periodically and adjusted as necessary to reflect First Banks current costs in delivering the services, but may only be adjusted once during any calendar year. The Bank will be provided at least ninety (90) days notice prior to any change in the hourly rates to be used The Bank may terminate this Agreement at any time if any rate increase is deemed excessive by the Banks Board of Directors.

     Services performed by employees of the Bank for the benefit of other subsidiaries of First Banks, or services performed by other subsidiaries of First Banks for the benefit of the Bank will be charged to the subsidiary receiving the service based on actual hours required to perform the services suing the same standard hourly rates as used for employees of First Banks. The subsidiary management fees statement for the amount charged for the services.

     Services provided by external sources will be charged to the Bank at First Banks cost. Services which benefit more than one subsidiary will be allocated between them using the basis deemed most appropriate for the particular service and the charge for that service.

Included in the services to be provided will be the following:

1.       Lending:

         a.     Loan Review
         b.     Loan administration and support
         c.     Loan and business development
         d.     Loan servicing
         e.     Loan collection and workout

2.       Human resources:

         a.     Human resources administration
         b.     Records and compliance
         c.     Employee recruiting and training
         e.     Other human resources activities

3.       Corporate audit:

         a.     Assisting external auditors
         b.     Internal auditing
         c.     Compliance and Community Reinvestment Act assistance
         d.     Assisting examinations and replies to reports
         e.     Other audit activities

4.       General Accounting

         a.     Regulatory examinations and compliance
         b.     Income tax returns and tax audits
         c.     Estimated tax payments and tax accruals
         d.     State and local taxes
         e.     Fixed asset records and accounting
         f.     General accounting assistance
         g.     Regulatory reporting
         h.     SEC reporting and compliance
         I.     Systems and procedures
         j.     Other accounting activities

  5.     Asset/liability management
  6.     Investments
  7.     Planning and budgets
  8.     Branch administration activities
  9.     Purchasing and accounts payable
 10.     Preparation for and participation in meetings

     In addition, First Banks will contract for certain services to be provided to the Bank and its affiliates, which may be charged through management fees, or through separate direct charges to the Bank. These will include advertising and promotional expenses, property and liability insurance, certain external legal, audit and tax assistance, and employee benefit programs. Generally, charges for insurance and employee benefits will be made through separate statements outside the management fee structure. Charges for other items will usually be included in management fee statements.

     Travel expenses associated with performance of management services will be changed to the Bank based on the expense reports received from the employees. Travel time, or other non-productive time, will not be charged to the Bank.

Activities not includable in management fees:

  1.     Accounting

         a.     Parent company accounting, including:

                (1) General ledger (2) Accounts payable and bill paying (3) Consolidations and financial reporting (4) Regulatory reports and examinations

(5)      SEC accounting and reporting

         b. Accounting, taxes and other services performed for entities not paying management fees, such as second tier holding companies, FirstServ, Inc. and inactive corporations.

2.       Mergers and acquisitions:

         a.     Negotiations and contracts
         b.     Regulatory matters and applications
         c.     Due diligence and analysis
         d.     Operations and consolidations
         e.     Human resources and other activities

3.       Financing

         a.     Working with current or prospective lenders
         b.     Loan agreements and contracts
         c.     Due diligence and rating agencies

Expenses not includable in management fees:

     Included in First Banks expenses are various items which are not to be included in the base for calculating management fees. Among these are the following:

  1.     Interest expense
  2.     Amortization of deferred inter-company gains and losses
  3.     Land leases for possible future bank sites
  4. Legal, accounting and advertising expenses in excess of amounts charged to the Bank and other subsidiaries on a specific basis.
  5.     Contributions
  6.     Amortization of purchase adjustments and excess cost
  7.     Provision for income taxes

     First Banks may identify other accounts or specific expense items which are deemed inappropriate to include in the base for management fees. These may be excluded at the discretion of First Banks as identified.

Billing of fees:

     First Banks shall prepare and submit to the Bank a monthly bill for services rendered in sufficient detail to provide the Bank a basis for evaluating the cost/benefit of items charged. It shall be the responsibility of First Banks to maintain time reports, worksheets and summaries supporting the amounts billed. These will be furnished to the Bank, examiners or auditors upon request.

     Amounts billed will be payable to First Banks by either a direct charge to the Banks account at First Bank (Missouri), or, if appropriate, a credit to that account. Management fee statements will be provided to the Bank at least five working days prior to payment.

General:

     The Bank shall make available to First Banks all records, facilities and personnel necessary to enable First Banks to perform the services required. First Banks shall furnish the necessary forms and instructions to the Banks personnel. The Bank shall furnish all data, documents or input material as required, which material shall be returned to the Bank when the services are completed.

     First Banks shall give the same care to Banks work as it gives to its own work. However, First Banks does not warrant the work free of error, and shall be liable only for First Banks own gross negligence of willful misconduct.

     The services performed under this Agreement by First Banks will be subject to the regulations and examination of the Federal or state agencies having supervisory jurisdiction over the Bank and its affiliates and First Banks to the same extent as if such services were being performed solely by Bank on its own premises. The provisions of this Agreement are subject to modification, regulation or ruling of any governmental agency having jurisdiction over the Bank or its affiliates or First Banks. Otherwise this Agreement shall be modifiable only upon written agreement of the parties thereto.

     First Banks will hold in confidence all information relating to the Banks assets, liabilities, business or affairs, or those of any of its customers, which is received by First Banks in the course of rendering the services hereunder. It will make the same effort to safeguard such information as it does to protect its own proprietary data.

         The term of the Agreement is for one year, but it shall be automatically renewable for additional periods of one year each unless the Bank shall give ninety (90) days written notice of termination prior to the end of any term.


     This Agreement shall be binding upon the parties and their successors or assigns, and may only be amended by a writing executed by both parties.

     IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 1st day of June, 1999.

REDWOOD BANK                       FIRST BANKS, INC.


By:     /s/ Anthony S. Dee         By:    /s/ Allen H. Blake
        ------------------                 ------------------

Title:  President                 Title:  President and Chief Operating Officer

                                FIRST BANKS, INC.
                          MANAGEMENT FEE BILLING RATES
                                 JANUARY 1, 1999


                  Services Provided                               Rate Per Hour
                  Lending:
                     Loan Review                                      $50.00
                     Administration/Support                            40.00
                     Business Development                              60.00
                     Loan Service                                      40.00
                     Loan Collection/Workout                           55.00
                     Other                                             40.00
                  Human Resources:
                     Administration                                    45.00
                     Records/Compliance                                40.00
                     Recruiting/Training                               40.00
                     Payroll/Benefits                                  35.00
                     Other                                             40.00
                  Internal Audit:
                     Assisting External Auditors                       50.00
                     Internal Audit                                    45.00
                     Compliance and CRA                                40.00
                     Examinations/Reports                              45.00
                     Other                                             40.00
                  Accounting:
                     PCO/Consolidated                                  50.00
                     Examinations/Compliance                           50.00
                     Tax Returns                                       66.00
                     Estimated Tax/Accruals                            50.00
                     State Taxes                                       60.00
                     Fixed Assets/Other                                40.00
                     General Accounting Assistance                     45.00
                  `  Regulatory Reports                                50.00
                     SEC Reporting                                     65.00
                     Systems/Procedures                                50.00
                  Mergers and Acquisitions:
                     Negotiations/Contracts                            75.00
                     Regulations/Applications                          50.00
                     Due Diligence                                     50.00
                     Operations/Human Resources                        50.00
                  Asset/Liability Management                           60.00
                  Investments                                          50.00
                  Planning/Budgets                                     50.00
                  Branch Administration:
                     Marketing/Business Development                    45.00
                     Branch Operations                                 45.00
                     Customer Service/Training                         45.00
                     Other                                             45.00
                  Purchasing/Accounts Payable                          50.00
                  Meetings                                             65.00
                  Other                                                45.00

                                                                Exhibit 10.13
                                FIRST BANKS, INC.
                          MANAGEMENT SERVICES AGREEMENT

     This Management Services Agreement (the Agreement) is made this 1st day of September 1999, by and between Century Bank, a California banking corporation (the Bank) and First Banks, Inc., a Missouri corporation (First Banks).

     WHEREAS First Banks is a multi-bank and thrift holding company which provides certain services to its subsidiary financial institutions on a centralized basis and is willing to provide such services to Bank, and

     WHEREAS the Bank is currently operating as a commercial and retail bank in the State of California, and desires to avail itself of such centralized services in connection with its operations.

Services to be performed:

     First Banks shall undertake to perform certain services for the benefit of the Bank, and any affiliates thereof, including, but not limited to those enumerated below. These services may be provided by employees of First Banks, any subsidiary of First Banks, or external sources retained by First Banks on behalf of the Bank and/or its affiliates. first Banks will prepare a monthly statement to the Bank indicating the nature of the services performed and the fees charged for such services.

     Services performed by employees of First Banks will be billed to the Bank on the basis of actual hours required to perform the services using standard hourly rates established for each type of service. The hourly rates in effect as of the date of this Agreement are listed in Attachment A. These rates will be reviewed periodically and adjusted as necessary to reflect First Banks current costs in delivering the services, but may only be adjusted once during any calendar year. The Bank will be provided at least ninety (90) days notice prior to any change in the hourly rates to be used The Bank may terminate this Agreement at any time if any rate increase is deemed excessive by the Banks Board of Directors.

     Services performed by employees of the Bank for the benefit of other subsidiaries of First Banks, or services performed by other subsidiaries of First Banks for the benefit of the Bank will be charged to the subsidiary receiving the service based on actual hours required to perform the services suing the same standard hourly rates as used for employees of First Banks. The subsidiary management fees statement for the amount charged for the services.

     Services provided by external sources will be charged to the Bank at First Banks cost. Services which benefit more than one subsidiary will be allocated between them using the basis deemed most appropriate for the particular service and the charge for that service.

Included in the services to be provided will be the following:

1.       Lending:

         a.     Loan Review
         b.     Loan administration and support
         c.     Loan and business development
         d.     Loan servicing
         e.     Loan collection and workout

2.       Human resources:

         a.     Human resources administration
         b.     Records and compliance
         c.     Employee recruiting and training
         e.     Other human resources activities

3.       Corporate audit:

         a.     Assisting external auditors
         b.     Internal auditing
         c.     compliance and Community Reinvestment Act assistance
         d.     Assisting examinations and replies to reports
         e.     Other audit activities

4.       General Accounting

         a.     Regulatory examinations and compliance
         b.     Income tax returns and tax audits
         c.     Estimated tax payments and tax accruals
         d.     State and local taxes
         e.     Fixed asset records and accounting
         f.     General accounting assistance
         g.     Regulatory reporting
         h.     SEC reporting and compliance
         I.     Systems and procedures
j.       Other accounting activities

  5.     Asset/liability management
  6.     Investments
  7.     Planning and budgets
  8.     Branch administration activities
  9.     Purchasing and accounts payable
 10.     Preparation for and participation in meetings

     In addition, First Banks will contract for certain services to be provided to the Bank and its affiliates, which may be charged through management fees, or through separate direct charges to the Bank. These will include advertising and promotional expenses, property and liability insurance, certain external legal, audit and tax assistance, and employee benefit programs. Generally, charges for insurance and employee benefits will be made through separate statements outside the management fee structure. Charges for other items will usually be included in management fee statements.

     Travel expenses associated with performance of management services will be changed to the Bank based on the expense reports received from the employees. Travel time, or other non-productive time, will not be charged to the Bank.

Activities not includable in management fees:

1.       Accounting

         a.     Parent company accounting, including:

                (1) General ledger (2) Accounts payable and bill paying (3) Consolidations and financial reporting (4) Regulatory reports and examinations

(5)      SEC accounting and reporting

b. Accounting, taxes and other services performed for entities not paying management fees, such as second tier holding companies, FirstServ, Inc. and inactive corporations.

  2.     Mergers and acquisitions:

         a.     Negotiations and contracts
         b.     Regulatory matters and applications
         c.     Due diligence and analysis
         d.     Operations and consolidations
         e.     Human resources and other activities

3.       Financing

         a.     Working with current or prospective lenders
         b.     Loan agreements and contracts
         c.     Due diligence and rating agencies

Expenses not includable in management fees:


     Included in First Banks expenses are various items which are not to be included in the base for calculating management fees. Among these are the following:

  1.     Interest expense
  2.     Amortization of deferred inter-company gains and losses
  3.     Land leases for possible future bank sites
  4. Legal, accounting and advertising expenses in excess of amounts charged to the Bank and other subsidiaries on a specific basis.
  5.     Contributions
  6.     Amortization of purchase adjustments and excess cost
  7.     Provision for income taxes

     First Banks may identify other accounts or specific expense items which are deemed inappropriate to include in the base for management fees. These may be excluded at the discretion of First Banks as identified.

Billing of fees:

     First Banks shall prepare and submit to the Bank a monthly bill for services rendered in sufficient detail to provide the Bank a basis for evaluating the cost/benefit of items charged. It shall be the responsibility of First Banks to maintain time reports, worksheets and summaries supporting the amounts billed. These will be furnished to the Bank, examiners or auditors upon request.

     Amounts billed will be payable to First Banks by either a direct charge to the Banks account at First Bank (Missouri), or, if appropriate, a credit to that account. Management fee statements will be provided to the Bank at least five working days prior to payment.

General:

     The Bank shall make available to First Banks all records, facilities and personnel necessary to enable First Banks to perform the services required. First Banks shall furnish the necessary forms and instructions to the Banks personnel. The Bank shall furnish all data, documents or input material as required, which material shall be returned to the Bank when the services are completed.

     First Banks shall give the same care to Banks work as it gives to its own work. However, First Banks does not warrant the work free of error, and shall be liable only for First Banks own gross negligence of willful misconduct.

     The services performed under this Agreement by First Banks will be subject to the regulations and examination of the Federal or state agencies having supervisory jurisdiction over the Bank and its affiliates and First Banks to the same extent as if such services were being performed solely by Bank on its own premises. The provisions of this Agreement are subject to modification, regulation or ruling of any governmental agency having jurisdiction over the Bank or its affiliates or First Banks. Otherwise this Agreement shall be modifiable only upon written agreement of the parties thereto.

     First Banks will hold in confidence all information relating to the Banks assets, liabilities, business or affairs, or those of any of its customers, which is received by First Banks in the course of rendering the services hereunder. It will make the same effort to safeguard such information as it does to protect its own proprietary data.

     The term of the Agreement is for one year, but it shall be automatically renewable for additional periods of one year each unless the Bank shall give ninety (90) days written notice of termination prior to the end of any term.


     This Agreement shall be binding upon the parties and their successors or assigns, and may only be amended by a writing executed by both parties.

     IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 1st day of September, 1999.

CENTURY BANK                                    FIRST BANKS, INC.


By: /s/ Pedro C. Jaminola                       By: /s/ Allen H. Blake
-------------------------                       ----------------------

Title: President and Chief Executive Officer    Title: Executive Vice President
--------------------------------------------    -------------------------------

                                FIRST BANKS, INC.
                          MANAGEMENT FEE BILLING RATES
                                 JANUARY 1, 1999


      Services Provided                                        Rate Per Hour
      Lending:
         Loan Review                                               $50.00
         Administration/Support                                     40.00
         Business Development                                       60.00
         Loan Service                                               40.00
         Loan Collection/Workout                                    55.00
         Other                                                      40.00
      Human Resources:
         Administration                                             45.00
         Records/Compliance                                         40.00
         Recruiting/Training                                        40.00
         Payroll/Benefits                                           35.00
         Other                                                      40.00
      Internal Audit:
         Assisting External Auditors                                50.00
         Internal Audit                                             45.00
         Compliance and CRA                                         40.00
         Examinations/Reports                                       45.00
         Other                                                      40.00
      Accounting:
         PCO/Consolidated                                           50.00
         Examinations/Compliance                                    50.00
         Tax Returns                                                66.00
         Estimated Tax/Accruals                                     50.00
         State Taxes                                                60.00
         Fixed Assets/Other                                         40.00
         General Accounting Assistance                              45.00
      `  Regulatory Reports                                         50.00
         SEC Reporting                                              65.00
         Systems/Procedures                                         50.00
      Mergers and Acquisitions:
         Negotiations/Contracts                                     75.00
         Regulations/Applications                                   50.00
         Due Diligence                                              50.00
         Operations/Human Resources                                 50.00
      Asset/Liability Management                                    60.00
      Investments                                                   50.00
      Planning/Budgets                                              50.00
      Branch Administration:
         Marketing/Business Development                             45.00
         Branch Operations                                          45.00
         Customer Service/Training                                  45.00
         Other                                                      45.00
      Purchasing/Accounts Payable                                   50.00
      Meetings                                                      65.00
      Other                                                         45.00