Form 10-K405
period 1999-12-31
FIRST BANKS INC
filed 2000-03-27
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                            Yes      X            No
                                                 ---------           ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors and Chief Executive Officer, and members of his immediate family.

         At March 20, 2000, there were 23,661 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this report.

                                     PART I


         The following portions of the 1999 Annual Report to Stockholders ("1999 Annual Report") of First Banks, Inc. ("First Banks" or the "Company") are incorporated by reference in this report:

                                                                                          Page(s) in 1999
                             Section                                                       Annual Report
                             -------                                                       -------------

              Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                3 - 31
              Selected Consolidated and Other Financial Data                                     2
              Consolidated Financial Statements                                               34 - 62
              Supplementary Financial Data                                                      32
              Range of Prices of Preferred Securities                                           65

         Except for the parts of the 1999 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward-looking statements with respect to the financial condition, results of operations and business of First Banks. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; the ability of First Banks to control the composition of the loan portfolio without adversely affecting interest income; and the ability of First Banks to respond to changes in technology. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements.

Item 1.  Business

General. First Banks, incorporated in Missouri in 1978, is headquartered in St. Louis, Missouri and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The principal function of the Company is to assist management of its banking subsidiaries.

         At December 31, 1999, First Banks had $4.87 billion in total assets, $4.00 billion in total loans, net of unearned discount, $4.25 billion in total deposits and $294.9 million in total stockholders' equity. First Banks operates through its subsidiary bank holding companies and financial institutions ("Subsidiary Banks") as follows:

        First Bank, headquartered in St. Louis County, Missouri ("First Bank"); First Bank & Trust, headquartered in Newport Beach, California ("FB&T"); First Banks America, Inc., headquartered in St. Louis County, Missouri
           ("FBA"), and its wholly owned subsidiaries:
               First Bank Texas N.A., headquartered in Houston, Texas,
               ("FB Texas");
               First Bank of California, headquartered in Roseville, California ("FB California"); and,
               Redwood Bank, headquartered in San Francisco, California.

          The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.8% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock pursuant to a tender offer that increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA. At December 31, 1999, First Banks' ownership interest in FBA was 83.4%.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         First Banks centralizes overall corporate policies, procedural and administrative functions and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following table summarizes selected data about the Subsidiary Banks at December 31, 1999:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
                       Subsidiary Banks                    locations     assets           discount        deposits
                       ----------------                    ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

     First Bank......................................         87      $ 3,028,046        2,527,649        2,689,671
     FB&T............................................         28          944,013          736,828          804,976
     FBA:
         FB California...............................         10          431,838          379,632          367,563
         FB Texas....................................          6          278,988          213,731          244,248
         Redwood Bank................................          4          199,988          138,902          173,703

         The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors. The Preferred Securities are publicly held and listed on the Nasdaq Stock Market's National Market system. The Preferred Securities have no voting rights except in certain limited circumstances.

         At December 31, 1999, the Company, Mr. Dierberg and an affiliate of Mr. Dierberg own 18.08%, 0.20% and 4.33%, respectively, of the outstanding shares of common stock of Southside Bancshares Corporation ("Southside") located in St. Louis, Missouri.

         Further discussion of the business operations of First Banks and the Subsidiary Banks and the Company's policies are set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report which is incorporated herein by reference.

Acquisitions. Prior to 1994, First Banks' acquisitions had been concentrated within the market areas of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing the economic viability of many potential acquisitions in that area. Recognizing this, First Banks began to expand the geographic area in which it approached acquisition candidates. While First Banks was successful in making acquisitions in Chicago and northern Illinois, it became apparent that acquisition pricing, in Chicago and other areas being considered, was comparable to that of First Banks' eastern Missouri and central and southern Illinois acquisition area. As a result, while First Banks continued to pursue acquisitions within these areas, it turned much of its attention to institutions which could be acquired at more attractive prices which were within major metropolitan areas outside of these market areas. This led to the acquisition of FB Texas in 1994, which had offices in Dallas and Houston, Texas, and numerous acquisitions of financial institutions that had offices in Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California during the past five years ended December 31, 1999.

         For the three years ended December 31, 1999, First Banks completed five acquisitions and four branch office purchases. These transactions provided total assets of $697.4 million and 21 banking locations. For a description of these acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions" and Note 2 to the Consolidated Financial Statements of the 1999 Annual Report.

Market Area. As of December 31, 1999, the Subsidiary Banks' 135 banking facilities were located throughout eastern Missouri and in Illinois, Texas and California. First Banks' primary market area is the St. Louis, Missouri metropolitan area. First Banks' second and third largest market areas are central and southern Illinois and southern and northern California, respectively. First Banks also has locations in the Houston, Dallas, Irving and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area.

         The following table lists the market areas in which the Subsidiary Banks operate, total deposits, deposits as a percentage of total deposits and number of locations as of December 31, 1999:

                                                                              Total         Deposits       Number
                                                                            deposits     as a percentage    of
                                   Geographic area                        (in millions) of total deposits locations
                                   ---------------                         ----------- ------------------ ---------

     St. Louis, Missouri metropolitan area (1)..........................   $   987.9          23.2%          29
     Rural eastern Missouri (1).........................................       394.3           9.3           15
     Central and southern Illinois (1)..................................       984.9          23.2           42
     Northern Illinois (1)..............................................       300.0           7.1            2
     Texas (2)..........................................................       238.7           5.6            6
     Southern and central California (3)................................       763.2          17.9           27
     Northern California (4)............................................       583.0          13.7           14
                                                                           ---------         -----        -----
         Total deposits.................................................   $ 4,252.0         100.0%         135
                                                                           =========         =====        =====

   ------------------------
   (1) First Bank operates in the St. Louis metropolitan area, in rural eastern Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
   (2) FB  Texas  operates  in  the  Houston,   Dallas,   Irving  and  McKinney
       metropolitan areas.
   (3) FB&T operates in the greater Los Angeles metropolitan area, including Orange County, California. Three of the branches are also located in Santa Barbara County, California.
   (4) FB&T, FB California and Redwood Bank operate in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas.

Competition and Branch Banking. The activities in which the Subsidiary Banks engage are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         In addition to competing with other banks within their primary service areas, the Subsidiary Banks also compete with other financial intermediaries, such as thrifts, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.

         The trend in Missouri, Illinois, Texas and California has been for multi-bank holding companies to acquire independent banks and thrifts in communities throughout these states. The Company believes it will continue to face competition in the acquisition of such banks and thrifts from bank holding companies based in those states and from bank holding companies based in other states under interstate banking laws. Many of the financial institutions with which the Company competes are larger than the Company and have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks situated in Missouri, Illinois, Texas and California are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in the Subsidiary Banks' service areas.

Supervision and Regulation

General. The Company and the Subsidiary Banks are extensively regulated under federal and state laws designed primarily to protect depositors and customers of the Subsidiary Banks. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all of such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on the business and prospects of the Company. The Company is unable to predict the nature or extent of the effects on its business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on the Company and the Subsidiary Banks in the future.

         The Company is a registered bank holding company under the BHC Act and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). First Banks is required to file annual reports with the FRB and to provide to the FRB additional information as it may require.

         First Bank is chartered by the State of Missouri and is subject to supervision, regulation and examination by the State of Missouri Division of Finance. FB&T, FB California and Redwood Bank are chartered by the State of California and are subject to supervision, regulation and examination by the California Department of Financial Institutions. FB Texas is a national bank and is therefore subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). The Subsidiary Banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding  Company  Regulation.  The  Company's  activities  and those of its subsidiaries  have in the past been  limited  to the  business  of  banking  and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if its subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         First Banks is also subject to capital requirements applied on a consolidated basis which are substantially similar to those required of the Subsidiary Banks (briefly summarized below). The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. The Company is subject to various regulations and regulatory policies directed at the financial soundness of the Subsidiary Banks. These include, but are not limited to, the FRB's source of strength policy, which obligates a bank holding company such as First Banks to provide financial and managerial strength to the Subsidiary Banks; restrictions on the nature and size of certain transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by the Subsidiary Banks to executive officers, directors, principal stockholders and the related interests of such persons.

Regulatory Capital Standards. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Risk-based capital ratios are determined by classifying assets and specified off-balance-sheet financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. FRB policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital").

         In addition to the risk-based standard, the Company is subject to minimum requirements with respect to the ratio of its Tier 1 capital to its average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.

         The OCC and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the FRB on bank holding companies. Information regarding First Banks and the Subsidiary Banks under the federal capital requirements is contained in Note 19 to the Consolidated Financial Statements and is incorporated herein by reference.

Prompt Corrective Action. The FDIC Improvement Act requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution's status under the prompt corrective action provisions will depend upon how its capital levels compare to various relevant capital measures and other factors as established by regulation.

         The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances); (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. A depository institution's primary federal regulatory agency is authorized to lower the institution's capital category under certain circumstances. The banking agencies are permitted to establish individualized minimum capital requirements exceeding the general requirements described above. Generally, a bank which does not maintain the status of "well capitalized" or "adequately capitalized" will be subject to restrictions and limitations on its business that are progressively more severe.

         A bank is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System, and they are required to submit a capital restoration plan that includes a guarantee from the institution's holding company. "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

Dividends. First Banks' primary source of funds in the future is the dividends, if any, paid by the Subsidiary Banks. The ability of the Subsidiary Banks to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The amount of dividends the Subsidiary Banks may pay to the Company is also limited by First Banks' credit agreement with a group of unaffiliated financial institutions. Additional information concerning limitations on the ability of the Subsidiary Banks to pay dividends appears in Note 20 to the Consolidated Financial Statements and is incorporated herein by reference.

Customer Protection. The Subsidiary Banks are also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. The Subsidiary Banks are required to comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The activities of bank holding companies have historically been limited to the business of banking and activities "closely related" or "incidental" to banking. The enactment in November 1999 of the Gramm-Leach-Bliley Act will relax the previous limitations and permit some bank holding companies to engage in a broader range of financial activities. Bank holding companies may elect to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. In addition to lending, activities that will be deemed "financial in nature" include securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities and other activities which the FRB determines to be closely related to banking. A bank holding company may become a financial holding company only if each of its subsidiary banks is well capitalized and well managed and has a rating of satisfactory or higher under CRA. A bank holding company that ceases to be in compliance with those requirements may be required to stop engaging in specified activities. Any bank holding company that does not elect to become a financial holding company will remain subject to current restrictions.

         Under the new legislation, the FRB will have supervisory authority over each parent company and limited authority over its subsidiaries. The determination of which federal regulatory agency is given primary authority over a subsidiary of a financial holding company will depend on the types of activities conducted by the subsidiary. In that regard, broker-dealer subsidiaries will be regulated primarily by securities regulators and insurance subsidiaries will primarily be regulated by insurance authorities. Implementing regulations under the Gramm-Leach-Bliley Act have not yet been promulgated, and First Banks is not able to predict the likely extent of the impact of the legislation.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks ("FHLBs"), before borrowing from the Federal Reserve Bank.

         Certain of the Subsidiary Banks are members of the Federal Reserve System (First Bank and FB Texas) and the Federal Home Loan Bank System (First Bank, FB Texas, FB&T, and FB California) and are required to hold investments in regional banks within those systems. The Subsidiary Banks were in compliance with these requirements at December 31, 1999, with investments of $10.3 million in stock of the FHLB of Des Moines held by First Bank, $1.4 million in stock of the FHLB of Dallas held by FB Texas, $2.9 million and $1.3 million in stock of the FHLB of San Francisco held by FB&T and FB California, respectively, $4.9 million in stock of the Federal Reserve Bank of St. Louis held by First Bank, and $863,000 in stock of the Federal Reserve Bank of Dallas held by FB Texas.

Monetary Policy and Economic Control. The commercial banking business is affected not only by legislation, regulatory policies and general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, the availability of credit at the "discount window," open market operations, the imposition of changes in reserve requirements against deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company or the Subsidiary Banks cannot be predicted.

Employees

         As of March 20, 2000, the Company employed approximately 1,670 employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         The Company owns the office building which houses the principal place of business of the Company, which is located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 3,115 square feet is currently leased to others. Of First Banks' other 134 branch offices and facilities, 81 are located in buildings owned by First Banks and 53 are located in leased facilities.

         The Company considers the properties at which it does business to be in good condition, suitable for the business conducted at each location. To the extent that its properties or those acquired in connection with the acquisition of other entities provide space in excess of that effectively utilized in the operations of the Subsidiary Banks, the Company seeks to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by the Subsidiary Banks appears in Note 5 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.  Legal Proceedings

         There are various claims and pending actions against First Banks and the Subsidiary Banks in the ordinary course of business. It is the opinion of management of First Banks, in consultation with legal counsel, the ultimate liability, if any, resulting from such claims and pending actions will have no material adverse effect on the financial position or results of operations of First Banks.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information. There is no established public trading market for First Banks' common stock. All of First Banks' common stock is owned by various trusts created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board and Chief Executive Officer, and members of his immediate family.

Dividends. In recent years, the Company has paid minimal dividends on its Class A Convertible Adjustable Rate Preferred Stock and its Class B Non-Convertible Adjustable Rate Preferred Stock, and has paid no dividends on its Common Stock. The ability of a bank holding company such as First Banks to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Subsidiary Banks, which are also subject to regulatory requirements. See
Note 20 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of the 1999 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 31 of the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated herein by reference from page 14 of the 1999 Annual Report under the caption "Management's Discussion and Analysis - Interest Rate Risk Management."

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of First Banks are incorporated herein by reference from pages 34 through 62 of the 1999 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Supplementary   Financial   Information   regarding   First   Banks  is
incorporated herein by reference from page 32 of the 1999 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

Item 9.  Changes in  and  Disagreements  with   Accountants  on  Accounting  and
         Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Board of Directors

         The Board of Directors, consisting of four members, is identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------


James F. Dierberg               62      1979      Chairman of the Board of Directors  and Chief  Executive Officer of
                                                  the Company  since 1988; President of the Company from 1979 to 1992 and from 1994 to October 1999;  Chairman of the Board of Directors,
                                                  President and Chief Executive Officer of FBA since 1994; Trustee of
                                                  First Preferred Capital Trust and First America Capital Trust since
                                                  1997 and 1998, respectively.

Allen H. Blake                  57      1988      President  of  the  Company  since  October  1999;  Executive  Vice
                                                  President and Chief  Financial  Officer of the Company from 1996 to
                                                  September 1999; Chief Operating  Officer of the Company since 1998;
                                                  Senior Vice  President and Chief  Financial  Officer of the Company
                                                  from 1992 to 1996;  Secretary of the Company since 1988;  Director,
                                                  Executive Vice President,  Chief Operating Officer and Secretary of
                                                  FBA  since  1998;  Chief  Financial  Officer  of FBA  from  1994 to
                                                  September  1999;  Director,  Senior Vice President and Secretary of
                                                  FBA from 1994 to 1998;  Director and  Executive  Vice  President of
                                                  FCB from 1995 until its merger  into FBA in 1998;  Trustee of First
                                                  Preferred  Capital Trust and First America Capital Trust since 1997 and 1998, respectively.

Donald Gunn, Jr. (1)            64      1992      Director of the Company;  Practicing  Attorney and  Shareholder  in
                                                  the law firm of Gunn & Gunn, P.C., St. Louis, Missouri.

George J. Markos (1)            51      1992      Director of the Company;  President of Profit  Management  Systems,
                                                  Richardson,  Texas,  a company that  provides  consulting  services primarily  to banks,  savings  and loans  and  related  businesses, including the Company.

-----------------------
(1) Member of the Audit Committee.

Executive Officers

         The executive officers of the Company, each of whom were elected to the office(s) indicated by the Board of Directors, as of March 20, 2000 were as follows:

                                            Current First Banks                     Principal Occupation(s)
                                            -------------------
          Name                Age             Office(s) Held                        During Last Five Years
          ----                ---            --------------                         ----------------------

James F. Dierberg              62   Chairman  of the Board of  Directors  See  Item  10 -  "Directors  and Executive
                                    and Chief Executive Officer.          Officers  of  the  Registrant  -  Board of
                                                                          Directors."

Allen H. Blake                 57   President,  Chief Operating  Officer  See  Item 10 -  "Directors  and  Executive
                                    and Secretary.                        Officers  of the  Registrant  -  Board  of
                                                                          Directors."

Michael F. Hickey              42   Executive  Vice  President and Chief  Executive   Vice   President   and   Chief
                                    Information  Officer;   Director  of  Information  Officer of First  Banks since
                                    First  Bank;   President   of  First  November  1999;  Director  of  First  Bank
                                    Services, L.P.                        since  November  of  1999;   President  of
                                                                          First  Services,  L.P.  since  November of
                                                                          1999;   Vice   President  -  Senior  Group
                                                                          Manager    of     Information     Systems,
                                                                          Mercantile  Bank,  St.  Louis,   Missouri,
                                                                          from 1996 to November 1999;  Group Manager
                                                                          of Information  Systems,  Mercantile Bank,
                                                                          from 1992 to 1996.

Terrance M. McCarthy           45   Executive Vice President;  Executive  Mr.  McCarthy has been employed in various
                                    Vice  President of FBA;  Chairman of  executive   capacities  with  First  Banks
                                    the  Board of  Directors,  President  since 1995.
                                    and Chief  Executive  Officer  of FB
                                    California;  Director, President and
                                    Chief  Executive   Officer  of  Red-
                                    wood Bank and Lippo Bank.

Frank H. Sanfilippo            37   Executive  Vice  President and Chief  Executive   Vice   President   and   Chief
                                    Financial Officer.                    Financial  Officer of FBA since  September
                                                                          1999; Director, Executive Vice  President,
                                                                          Chief Financial  Officer,  Secretary   and
                                                                          Treasurer  of  First  Bank since September
                                                                          1999; Senior Vice President and   Director
                                                                          of  Management  Accounting of   Mercantile
                                                                          Bancorporation, Inc., St. Louis, Missouri,
                                                                          from   1998   to   September  1999;   Vice
                                                                          President and Chief Financial  Officer   -
                                                                          Mercantile Bank Operations Division,  from
                                                                          1996 to 1997; Vice President and Assistant
                                                                          Comptroller of  Mercantile  Bank N.A. from
                                                                          1994 to 1996.




John A. Schreiber              49   Executive Vice  President;  Chairman  Mr.   Schreiber   has  been   employed  in
                                    of   the    Board   of    Directors,  various  executive  capacities  with First
                                    President   and   Chief    Executive  Banks since 1992.
                                    Officer of First Bank.

Mark T. Turkcan                44   Executive  Vice President - Consumer  Mr.  Turkcan has been  employed in various
                                    Lending   and   Mortgage    Banking;  executive   capacities  with  First  Banks
                                    Director    and    Executive    Vice  since 1994.
                                    President of First Bank.

Donald W. Williams             52   Executive  Vice  President and Chief  Mr.  Williams has been employed in various
                                    Credit Officer; Director,  Executive  executive   capacities  with  First  Banks
                                    Vice   President  and  Chief  Credit  since 1993.
                                    Officer   of   FBA;   Director   and
                                    Executive  Vice  President  of First
                                    Bank;  Director  of FB  Texas,  FB&T
                                    and FB  California;  Chairman of the
                                    Board of Directors of First  Capital
                                    Group,  Inc., Redwood Bank and Lippo
                                    Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, no director, executive officer or shareholder of the Company, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act") has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1999.

Item 11.  Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 1999, 1998 and 1997:

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                                                                                                      All Other
         Name and Principal Position(s)                     Year          Salary        Bonus     Compensation (1)
         ------------------------------                     ----          ------        -----     ----------------

James F. Dierberg                                           1999        $  543,000       20,000         5,000
Chairman of the Board of Directors                          1998           536,000            0         5,000
and Chief Executive Officer                                 1997           492,000            0         4,750

Allen H. Blake                                              1999           204,800       20,000         5,000
President and                                               1998           157,300       40,000         5,000
Chief Operating Officer                                     1997           147,500       30,000         4,750

John A. Schreiber                                           1999           208,750       36,600         5,000
Executive Vice President                                    1998           181,900       40,000         5,000
                                                            1997           166,250       30,000         4,750

Mark T. Turkcan                                             1999           156,250       15,000         4,956
Executive Vice President                                    1998           140,800       15,000         4,725
Consumer Lending and Mortgage Banking                       1997           133,750       15,000         4,012

Donald W. Williams                                          1999           208,750       35,000         5,000
Executive Vice President                                    1998           182,600       40,000         5,000
and Chief Credit Officer                                    1997           166,250       40,000         4,750

-----------------------
(1) All   other  compensation   reported   represents   First  Banks'   matching
    contributions to the 401(k) Plan for the year indicated.

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

Compensation of Directors. Only those directors who are not employees of the Company or any of its subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently only Messrs. Donald Gunn and George Markos) receive a retainer of $1,000 per quarter and a fee of $500 per Board meeting attended. No directors are compensated for attendance at Audit Committee meetings, which is the only committee of the Board of Directors. Messrs. Gunn and Markos each received $6,000 in director's fees during 1999.

         In addition to Board meeting fees, during 1999, the Company paid Mr. Markos, directly or indirectly, consulting fees in the amount of $2,000 exclusive of reimbursement for his travel expenses. It is anticipated Mr. Markos will continue to provide consulting services to the Company during the current fiscal year.

         During 1999, the Company paid approximately $245,000 in legal fees to a law firm of which Mr. Donald Gunn, one of the Company's directors, is a shareholder. It is anticipated Mr. Gunn's law firm will continue to provide legal services to the Company during the current fiscal year.

         Executive officers of the Company who are also directors of the Company do not receive remuneration other than salaries and bonuses for serving on the Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg and Blake, who are executive officers of the Company, are also members of the Board of Directors and executive officers of FBA. FBA does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, no executive officer of First Banks served during 1999 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on the Board of Directors of First Banks.

         During 1999, 1998 and 1997, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $316,000, $280,000 and $214,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

         During 1999, 1998 and 1997, First Securities America, Inc. (FSA), a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $194,000, $265,000 and $206,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors to which First Banc Insurors placed such policies. The insurance premiums on which the aforementioned commissions were earned were competitively bid and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $2.3 million, $1.8 million and $707,000 for the years ended December 31, 1999, 1998 and 1997, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services L.P. were $16.4 million, $12.2 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, First Services, L.P. paid First Banks $1.2 million, $799,000 and $1.1 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 20, 2000, certain information with respect to the beneficial ownership of all classes of voting capital stock of the Company by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of stock:

                                                                                                   Percent of
                                                                         Number of                    Total
                          Title of Class                                  Shares         Percent     Voting
                         and Name of Owner                                 Owned        of Class      Power
                         -----------------                                 -----        --------      -----

Common Stock ($250.00 Par value)
--------------------------------

       James F. Dierberg II Family Trust (1)......................     7,714.677(2)      32.605%         *
       Michael J. Dierberg Family Trust (1).......................     4,255.319(2)      17.985%         *
       Ellen C. Dierberg Family Trust (1).........................     7,714.676(2)      32.605%         *
       Michael J. Dierberg Irrevocable Trust (1) .................     3,459.358(2)      14.621%         *
       First Trust (Mary W. Dierberg and First Bank
           Trustees) (1)..........................................       516.830(3)       2.184%         *

Class A Convertible Adjustable Rate Preferred Stock
---------------------------------------------------
($20.00 par value)
------------------

       James F. Dierberg, Trustee of the James F. Dierberg
           Living Trust (1).......................................       641,082(4)(5)      100%      77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock
-------------------------------------------------------
($1.50 par value)
-----------------

       James F. Dierberg, Trustee of the James F. Dierberg
       Living Trust (1)...........................................       160,505(5)         100%      19.4%

All executive officers and directors
    other than Mr. James F. Dierberg
    and members of his immediate family...........................             0              0%       0.0%

--------------------
   *   Represents less than 1.0%
  (1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec Avenue, Clayton, Missouri 63105. Mr. James F. Dierberg, the Company's Chairman of the Board and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael J. Dierberg and Mrs. Ellen D. Schepman, formerly Ellen C. Dierberg, are their adult children.
  (2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over the Company's common stock.
  (3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 1999 is 1,212, which shares are not included in the above table.
  (5)  Sole voting and investment power.

Item 13. Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors or officers of the Company, no shareholders holding over five percent (5.0%) of the Company's voting securities and no corporations or firms with which such persons or entities are associated, maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with the Company or its subsidiaries, other than that which by virtue of such position or ownership interest in the Company or its subsidiaries, except as set forth in Item 11 - "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

         The Subsidiary Banks have had in the past, and may have in the future, loan transactions in the ordinary course of business with directors of First Banks or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not and will not involve more than the normal risk of collectibility or present other unfavorable features. The Subsidiary Banks do not extend credit to officers of First Banks or of the Subsidiary Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of the directors and officers of First Banks and their respective affiliates have deposit accounts with the Subsidiary Banks. It is the policy of the Subsidiary Banks not to permit any officers or directors of the Subsidiary Banks or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of the Subsidiary Banks.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)    1.    Financial  Statements  and   Supplemental   Data  -  The
                        financial statements and supplemental data filed as part of this Report are listed under Item 8.

                  2.    Financial  Statement  Schedules - These  schedules   are
                        omitted for the reason they are not required or are not applicable.

                  3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item
                        (c) below and are incorporated herein by reference.

           (b)    Reports on Form 8-K.

                        First Banks filed no reports on Form 8-K during the quarter ended December 31, 1999.

           (c) The index of required exhibits is included beginning on page 18 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST BANKS, INC.



                                      By: /s/ James F. Dierberg
                                         ----------------------
                                              James F. Dierberg
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



                                      By: /s/ Frank H. Sanfilippo
                                         ------------------------
                                              Frank H. Sanfilippo
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



                                      By: /s/  Lisa K. Vansickle
                                          ----------------------
                                               Lisa K. Vansickle
                                               Vice President and Controller
                                               (Principal Accounting Officer)


Date:    March 27, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                                          Title                                  Date
       -----------------------------------------------------------------------------------------------------------------


       /s/ James F. Dierberg                                   Director                            March 27, 2000
       -------------------------------------------
           James F. Dierberg


       /s/ Allen H. Blake                                      Director                            March 27, 2000
       ------------------------------------------
           Allen H. Blake


       /s/ Donald J. Gunn, Jr.                                 Director                            March 27, 2000
       ------------------------------------------
           Donald J. Gunn, Jr.



                                INDEX TO EXHIBITS


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

   10.6 $100,000,000 Amended and Restated Secured Credit Agreement, dated as of August 25, 1999, among First Banks, Inc. and Mercantile Bank National Association, American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, the Frost National Bank, Norwest Bank Minnesota, National Association and Mercantile Bank National Association, as Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

  10.11*          Management Services Agreement by and between First Banks, Inc.
                  and Redwood Bank, dated June 1, 1999 (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

   13.1 The Company's 1999 Annual Report to Shareholders filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934 - filed herewith.

   21.1           Subsidiaries of the Company - filed herewith.

   27.1           Financial Data Schedule (EDGAR only).

-------------------
* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                       Exhibit 13.1

                                FIRST BANKS, INC.

                               1999 ANNUAL REPORT

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

LETTER TO SHAREHOLDERS..............................................................................           1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA......................................................           2

MANAGEMENT'S DISCUSSION AND ANALYSIS................................................................           3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED......................................................          32

INDEPENDENT AUDITORS' REPORT........................................................................          33

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS....................................................................          34

     CONSOLIDATED STATEMENTS OF INCOME..............................................................          36

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE  INCOME..................................................................          37

     CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................          38

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................          39

DIRECTORS AND SENIOR MANAGEMENT.....................................................................          63

INVESTOR INFORMATION................................................................................          65



To Our Valued Shareholders, Customers and Friends:

         First Banks, Inc. is pleased to report our accomplishments for 1999. Net income increased 32% in 1999 to $44.2 million from $33.5 million in 1998.
Earnings per share, on a diluted basis, were $1,775.47 in comparison to $1,337.09 in 1998. The improved earnings were primarily driven by strong revenue gains that were a product of an improved earning asset and funding mix, the addition of Redwood Bancorp and Century Bank and gains on the sale of non-strategic branches. The revenue gains were partially offset by an increased provision for possible loan losses due to strong loan growth and by increased operating expenses as we continue to invest in personnel and technology, thereby better serving our customer base.

         First Banks' strategic objective of generating progressive and profitable growth continued during the past year. Total assets increased to $4.87 billion at December 31, 1999, an increase of $313 million over 1998. Our continued emphasis in developing our existing franchise drove this growth. Indicative of this development is the growth of the loan portfolio, which increased by $416 million during 1999.

         Facilitating the development of First Banks' presence in our target market areas were the acquisitions of Redwood Bancorp and Century Bank, providing total assets of $184 million and $156 million, respectively, and ten banking locations in key California markets. In addition, First Banks is pleased to report the completion of the acquisitions of Lippo Bank and certain assets and liabilities of First Capital Group, Inc. on February 29, 2000. Lippo Bank provides three additional locations in California, approximately $85 million in assets and certain international business banking capabilities, such as import/export letters of credit. First Capital Group, Inc. specializes in commercial equipment leasing and had approximately $64.5 million in net leases at the acquisition date. We are excited about these new organizations and welcome their management, staff and customers to our family.

         In closing, I would like to extend my sincere appreciation for the dedication of our employees, and the continued support of our customers and investors.

Sincerely,




James F. Dierberg
Chairman of the Board and Chief Executive Officer

                                FIRST BANKS, INC.

               Selected Consolidated and Other Financial Data (1)

         The selected consolidated financial data set forth below, insofar as it relates to the five years ended December 31, 1999, is derived from the audited consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company). Such data is qualified by reference to the consolidated financial statements of First Banks included herein and should be read in conjunction with such consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year ended December 31, (1)
                                                        ---------------------------------------------------------
                                                            1999         1998        1997        1996        1995
                                                            ----         ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................  $  353,082     327,860     295,101      266,021     261,621
    Interest expense..................................     158,701     162,179     148,831      141,670     144,945
                                                        ----------    --------    --------    ---------   ---------
    Net interest income...............................     194,381     165,681     146,270      124,351     116,676
    Provision for possible loan losses................      13,073       9,000      11,300       11,494      10,361
                                                        ----------    --------    --------    ---------   ---------
    Net interest income after provision
      for possible loan losses........................     181,308     156,681     134,970      112,857     106,315
    Noninterest income................................      41,650      36,497      25,697       20,721      19,407
    Noninterest expense...............................     150,807     138,704     110,287      105,741      91,566
                                                        ----------    --------    --------    ---------   ---------
    Income before provision for income taxes
      and minority interest in (income) loss
      of subsidiaries.................................      72,151      54,474      50,380       27,837      34,156
    Provision for income taxes........................      26,313      19,693      16,083        6,960      11,038
                                                        ----------    --------    --------    ---------   ---------
    Income before minority interest in (income) loss
      of subsidiaries.................................      45,838      34,781      34,297       20,877      23,118
    Minority interest in (income) loss
      of subsidiaries.................................      (1,660)     (1,271)     (1,270)        (659)      1,353
                                                        ----------    --------    --------    ---------   ---------
    Net income........................................  $   44,178      33,510      33,027       20,218      24,471
                                                        ==========    ========    ========    =========   =========
Dividends:
    Preferred stock...................................  $      786         786       5,067       5,728        5,736
    Common stock......................................          --          --          --          --           --
    Ratio of total dividends declared to net income...        1.78%       2.35%      15.34%      28.33%       23.44%
Per Share Data:
    Earnings per common share:
      Basic...........................................  $ 1,833.91    1,383.04    1,181.69      612.46       791.82
      Diluted.........................................    1,775.47    1,337.09    1,134.28      596.83       759.09
    Weighted average common stock outstanding.........      23,661      23,661      23,661      23,661       23,661
Balance Sheet Data (at year-end):
    Investment securities.............................  $  451,647     534,796     795,530     552,801      508,323
    Loans, net of unearned discount...................   3,996,324   3,580,105   3,002,200   2,767,969    2,744,219
    Total assets......................................   4,867,747   4,554,810   4,165,014   3,689,154    3,622,962
    Total deposits....................................   4,251,814   3,939,985   3,684,595   3,238,567    3,183,691
    Notes payable.....................................      64,000      50,048      55,144      76,330       88,135
    Guaranteed preferred beneficial interests
      in First Banks, Inc. and First Banks
      America, Inc. subordinated debentures...........     127,611     127,443      83,183          --          --
    Common stockholders' equity.......................     281,842     250,300     218,474     184,439     166,542
    Total stockholders' equity........................     294,905     263,363     231,537     251,389     234,605
Earnings Ratios:
    Return on average total assets....................        0.95%       0.78%       0.87%       0.57%       0.70%
    Return on average total stockholders' equity......       15.79       13.64       12.91        8.43       10.79
Asset Quality Ratios:
    Allowance for possible loan losses to loans.......        1.72        1.70        1.68        1.69        1.92
    Nonperforming loans to loans (2)..................        0.99        1.22        0.80        1.09        1.44
    Allowance for possible loan losses to
      nonperforming loans (2).........................      172.66      140.04      209.88      154.55      133.70
    Nonperforming assets to loans and
      other real estate (3)...........................        1.05        1.32        1.04        1.47        1.71
    Net loan charge-offs to average loans.............        0.22        0.05        0.27        0.72        0.41
Capital Ratios:
    Average total stockholders' equity to
      average total assets............................        6.00        5.73        6.70        6.79        6.49
    Total risk-based capital ratio....................       10.05       10.28       10.26        9.23        9.34
    Leverage ratio....................................        7.14        7.77        6.80        5.99        5.32

    ------------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of ten banks and three thrifts during the five-year period ended December 31, 1999. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(3)  Nonperforming assets consist of nonperforming loans and other real estate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of First Banks. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; the ability of First Banks to control the composition of the loan portfolio without adversely affecting interest income; and the ability of First Banks to respond to changes in technology. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

         First Banks is a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. At December 31, 1999, First Banks had $4.87 billion in total assets, $4.00 billion in total loans, net of unearned discount, $4.25 billion in total deposits and $294.9 million in total stockholders' equity. First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) as follows:

        First Bank, headquartered in St. Louis County, Missouri (First Bank); First Bank & Trust, headquartered in Newport Beach, California (FB&T); First Banks America, Inc., headquartered in St. Louis County, Missouri
           (FBA), and its wholly owned subsidiaries:
              First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Roseville, California (FB California); and,
              Redwood Bank, headquartered in San Francisco, California.

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.8% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock pursuant to a tender offer. The tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA. First Banks' ownership interest in FBA at December 31, 1999 was 83.4%.
         As discussed under "--Acquisitions," in February 1998, First Commercial Bancorp, Inc. (FCB), a majority-owned subsidiary of First Banks, was acquired by FBA and its subsidiary bank, First Commercial Bank (First Commercial), was merged into FB California. The acquisition of FCB and First Commercial by FBA and FB California, respectively, did not have a material impact on the financial condition or results of operations of First Banks.
         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.
         First Banks centralizes overall corporate policies, procedural and administrative functions and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following table recaps selected data about the Subsidiary Banks at December 31, 1999:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
                       Subsidiary Banks                    locations     assets           discount        deposits
                       ----------------                    ---------     ------           --------        --------
                                                                         (dollars expressed in thousands)

         First Bank..................................         87      $ 3,028,046        2,527,649        2,689,671
         FB&T .......................................         28          944,013          736,828          804,976
         FBA:
              FB California..........................         10          431,838          379,632          367,563
              FB Texas...............................          6          278,988          213,731          244,248
              Redwood Bank...........................          4          199,988          138,902          173,703

         The voting stock of First Banks is owned by various trusts which were created by and are administered by and for the benefit of Mr. James F. Dierberg, First Banks' Chairman of the Board and Chief Executive Officer, and members of his immediate family. Accordingly, Mr. Dierberg controls the management and policies of First Banks and the election of its directors.
         As more fully described under "--Financial Condition and Average Balances" and in Note 9 to the accompanying consolidated financial statements, in February 1997, First Preferred Capital Trust (FPCT), a newly formed Delaware statutory business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% Guaranteed Preferred Beneficial Interests in First Banks' Subordinated Debentures (FPCT Preferred Securities) for $86.25 million. In addition, in July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Guaranteed Preferred Beneficial Interests in FBA's Subordinated Debentures (FACT Preferred Securities) for $46.0 million. The FPCT Preferred Securities and the FACT Preferred Securities are publicly held and traded on the Nasdaq Stock Market's National Market System and the New York Stock Exchange, respectively. These preferred securities have no voting rights except in certain limited circumstances. Distributions on these preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

General

         In  the  development  of  its  banking   franchise,   First  Banks  has
traditionally placed primary emphasis upon acquiring other financial institutions as a means of achieving its growth objectives. Acquisitions may serve to enhance its presence in a given market, to expand the extent of its market area or to enter new or noncontiguous markets. However, because First Banks has historically used cash in its acquisitions, the characteristics of the acquisition arena at any given point in time may place it at a competitive disadvantage relative to other acquirers offering stock transactions. This is the result of the market attractiveness of other financial institutions' stock, the advantages of tax-free exchanges to the selling shareholders, and the financial reporting flexibility inherent in structuring stock transactions. Consequently, First Banks' acquisition activities are somewhat sporadic, in which multiple transactions are consummated in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with such acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
         Recognizing these facts, First Banks has followed certain patterns in its acquisitions. First, it tends to acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. This is attributable to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions, First Banks may acquire institutions having more significant problems, which reduces their attractiveness to other potential acquirers, and therefore reduces the amount of acquisition premiums required. Finally, First Banks realizes that various acquisition markets may become so competitive at times, that cash transactions are not economically viable, thereby requiring it to pursue its acquisition strategy in other geographic areas, or pursue internal growth more aggressively. These patterns have been evident in First Banks' growth during the five years ended December 31, 1999.
         During 1994 and 1995, First Banks completed twelve acquisitions which provided an aggregate of $1.96 billion in total assets and 43 locations. Relative to the entire organization, these acquisitions represented an increase in First Banks' total assets of 78% over the same two-year time period. These acquisitions provided First Banks with access into several new major market areas and, accordingly, an attractive opportunity for future growth and profitability. As acquisition pricing in these areas escalated dramatically, the level of acquisition activity decreased from 1996 through 1999. For a summary of acquisitions completed during the three years ended December 31, 1999, see

"--Acquisitions" and Note 2 to the accompanying consolidated financial statements. During the past three years, management has continued to meld acquired entities into its operations, systems and culture, and achieve the efficiencies and opportunities envisioned when the entities were acquired. Many of the acquired institutions exhibited elements of financial distress prior to their acquisitions which contributed to marginal earnings performance. Generally, these elements were the result of asset quality problems and/or high overhead expenses.
         Following acquisition, the most immediate tasks included the improvement of asset quality and the elimination of unnecessary expenses. Although many improvements were instituted shortly after acquisition, many of the problems which existed were indigenous, requiring a much longer time period to resolve. This involved not only many problem assets, which had no apparent short-term solution, but also other elements of expense, such as: (1)
maintaining, repairing and, in some cases, refurbishing bank premises necessitated by the deferral of such projects by the acquired entities; (2) renegotiating or subleasing long-term leases which provided space in excess of that necessary for banking activities and/or rates in excess of current market rates; (3) relocating of branch offices which were not adequate, conducive or convenient for banking operations; and (4) managing lawsuits that existed with respect to acquired entities to minimize the overall cost of negotiation, settlement or litigation.
         However, the process which was required after acquisition was not only one of reducing expenses and improving asset quality, but the combining of separate and distinct entities together to form cohesive organization groups with common objectives and focus. This involved a significant post-acquisition investment of resources by First Banks to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entities to take advantage of the opportunities available to them. While this contributed to the increases in noninterest expense during the five years ended December 31, 1999, it also resulted in the creation of new banking entities which were unlike any of the merged entities individually. These banks were able to convey a consistent image and quality of service, provide a complete array of financial products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources.
         While some of these activities did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their overall profile to improve future profitability. The contribution to consolidated net income for California (FB&T, FB California and Redwood Bank), Texas (FB Texas) and Missouri and Illinois (First Bank) is reflected in the following table:

                                                  California                 Texas             Missouri and Illinois
                                             ---------------------    --------------------     ---------------------
                                             1999    1998     1997    1999    1998    1997     1999    1998     1997
                                             ----    ----     ----    ----    ----    ----     ----    ----     ----
                                                                  (dollars expressed in thousands)

Year ended December 31:
     Equity in income of subsidiaries.... $14,275    7,168   7,488   3,303   2,303   1,675    40,737  33,271   31,686
     Average investment in subsidiaries.. 156,235   91,243  76,330  24,682  23,389  25,178   252,146 232,518  220,134
     Return on average investment........    9.14%    7.86%   9.81%  13.38%   9.85%   6.65%    16.16%  14.31%   14.39%

         Anticipating that increasing acquisition pricing would eventually make growth solely by acquisition economically less viable, and recognizing that rapid consolidation within the banking industry would create new business development opportunities, beginning in 1993, First Banks began a continuing program of substantial enhancement of its capabilities to achieve and manage internal growth. This program required significant increases in the resources dedicated to commercial and retail business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs and administrative and operational support. These efforts were manifested during this period in various changes within the organization.
         The enhanced business development resources of First Banks assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types which reflected the abilities and experiences of the management of the acquired entities. This was particularly evident in acquisitions of savings banks, which had portfolios heavily concentrated in single family and/or multi-family residential real estate lending, and in FB Texas, which had a portfolio consisting primarily of indirect automobile loans. In order to achieve a more diversified portfolio, to address asset quality issues in the portfolios and to achieve a higher interest yield on the loan portfolio, a substantial portion of the loans which were acquired during this time were reduced through payments, refinancing with other financial institutions, charge-offs, and, in two instances, sales of loans. As a result, the portfolio of one-to-four family residential real estate loans, after reaching a maximum of $1.20 billion at December 31, 1995, was reduced to $1.06 billion at December 31, 1996, $915.2 million at December 31, 1997, $739.4 million at December 31, 1998 and $720.6 million at December 31, 1999. Similarly, the portfolio of consumer and installment loans, net of unearned discount, the majority of which is indirect automobile loans, decreased from $413.6 million at December 31, 1995, to $333.3 million, $279.3 million, $274.4 million and $225.3 million at December 31, 1996, 1997, 1998 and 1999, respectively.

         As these components of the loan portfolio decreased, they were replaced with more diversified, better quality and higher yielding loans that were internally generated by the business development function. With the acquisitions, the business development function was expanded into the new market areas in which First Banks was then operating. Consequently, in spite of relatively large reductions in acquired portfolios, the aggregate loan portfolio, net of unearned discount, increased from $2.74 billion at December 31, 1995 to $2.77 billion, $3.00 billion, $3.58 billion and $4.00 billion at December 31, 1996, 1997, 1998 and 1999, respectively.
         While this restructuring of the loan portfolio was occurring, First Banks was also changing the composition of its deposits. Several of the institutions which First Banks has acquired since 1990 were savings banks. Traditionally, savings banks have placed greater reliance on time deposits as a source of funding than their commercial banking counterparts. Although time deposits are generally a stable source of funds, they are typically the highest cost deposits available, the depositors tend to be relatively sensitive to interest rates in the market, and frequently the customers have no other banking relationships with the financial institution. These characteristics suggest that many of these customers move their deposits between financial institutions readily and have limited loyalty to any particular institution. Consequently, First Banks' deposit development programs have been directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers by cross selling them through packaging various account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with First Banks. As a result, the net growth in deposits has been focused in transaction accounts rather than time accounts. At December 31, 1995 and 1996, total time deposits were $1.80 billion and $1.81 billion, or 56.4% and 55.9% of total deposits, respectively. Although total deposits have continued to increase, average time deposits have remained relatively constant at $1.90 billion, but have decreased to 46.7% of total deposits at December 31, 1999.
         As further discussed under "--Net Interest Income, Comparison of Results of Operations for 1999 and 1998, and Comparison of Results of Operations for 1998 and 1997," the simultaneous growth by acquisition of financial institutions and the building of the infrastructure necessary to achieve significant internal growth has had an adverse impact on the operating results of First Banks. However, despite the significant expenses First Banks incurred in the amalgamation of the acquired entities into its corporate culture and systems, and in the expansion of its organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of the loan and deposit portfolios have contributed to improving net income during 1999 and 1998. For the years ended December 31, 1999 and 1998, net income was $44.2 million and $33.5 million, respectively, compared with $33.0 million, $20.2 million and $24.5 million in 1997, 1996 and 1995, respectively. While First Banks anticipates certain short-term adverse effects on its operating results associated with acquisitions, as evidenced in recent years, management believes the long-term benefits of First Banks' acquisition program exceed the short-term issues encountered with selected acquisitions. As such, in addition to concentrating on internal growth through continued efforts to further develop its corporate infrastructure and product and service offerings, First Banks expects to continue to identify and pursue opportunities for growth through acquisitions within its primary market areas.

Acquisitions

         In enhancing its banking franchise, First Banks places emphasis upon acquiring other financial institutions as a means of accelerating its growth to significantly expand its presence in a given market, to increase the extent of its market area or to enter new or noncontiguous market areas. After an acquisition is consummated, First Banks expects to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. First Banks has utilized cash, borrowings, FBA's voting stock and the issuance of additional securities to meet its growth objectives under the acquisition program.

         During the three years ended December 31, 1999, First Banks completed five acquisitions and four branch office purchases. As demonstrated below, First Banks' acquisitions during this period have primarily served to increase its presence in markets that were originally entered into during 1995. These transactions, as more fully described in Note 2 to the accompanying consolidated financial statements, are summarized as follows:

                                                                     Loans, net of                             Number of
                                                            Total      unearned    Investment                   banking
             Entity                       Date             assets      discount    securities    Deposits      locations
             ------                       ----             ------      --------    ----------    --------      ---------
                                                                          (dollars expressed in thousands)
1999
----

   Brentwood Bank of California
   Malibu, California
     branch office (1)            September 17, 1999      $ 23,600         6,300           --       17,300          1

   Century Bank
   Beverly Hills, California (2)     August 31, 1999       156,000        94,800       26,100      132,000          6

   Redwood Bancorp
   San Francisco, California (3)       March 4, 1999       183,900       134,400       34,400      162,900          4
                                                          --------      --------      -------     --------        ---
                                                          $363,500       235,500       60,500      312,200         11
                                                          ========      ========      =======     ========        ===

1998
----

   Republic Bank
   Torrance, California (2)       September 15, 1998      $124,100        97,900        7,500      117,200          3

   Bank of America
   Solvang, California
   branch office (1)                  March 19, 1998        15,500            --           --       15,500          1

   Pacific Bay Bank
   San Pablo, California (4)        February 2, 1998        38,300        29,700          232       35,200          1
                                                          --------      --------      -------     --------        ---
                                                          $177,900       127,600        7,732      167,900          5
                                                          ========      ========      =======     ========        ===

1997
----

   Surety Bank
   Vallejo, California (4)          December 1, 1997      $ 72,800        54,400       11,800       67,500          2

   Highland Federal
   Savings Bank, F.S.B.
   Woodland Hills, California
   branch office (5)              September 30, 1997        42,500           100           --       42,400          1

   Highland Federal Savings Bank,
   F.S.B. Long Beach, California
   branch offices (5)                 March 31, 1997        40,500           100           --       40,400          2
                                                          --------      --------      -------     --------        ---
                                                          $155,800        54,600       11,800      150,300          5
                                                          ========      ========      =======     ========        ===

-------------------------
(1) The Malibu branch office of Brentwood Bank of California and the Solvang branch office of Bank of America were acquired by FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch office. Total assets consist primarily of cash received upon assumption of the deposit liabilities and selected loans.
(2)  Century Bank and Republic Bank were merged into FB&T.
(3) Redwood Bancorp is a wholly owned subsidiary of FBA. Redwood Bancorp operates through its wholly owned subsidiary bank, Redwood Bank.
(4)  Pacific Bay Bank and Surety Bank were merged into FB California.
(5) The Woodland Hills branch office and the Long Beach branch offices of Highland Federal Savings Bank, F.S.B. were acquired by FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch offices. Total assets consist primarily of cash received upon assumption of deposit liabilities and selected loans.

         Except for the acquisition of Surety Bank, these acquisitions were funded by First Banks from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under First Banks' credit agreement with a group of unaffiliated banks (Credit Agreement) and the proceeds of the preferred securities.
         As more fully discussed in Note 2 to the accompanying consolidated financial statements, the 49% cash portion of the acquisition of Surety Bank was funded from available cash. The remaining 51% was acquired through an exchange of shares of FBA common stock. In February 1998, FCB was acquired by FBA in an exchange of FBA common stock for FCB common stock. In connection with this transaction, FCB was merged into a wholly owned subsidiary of FBA, First Commercial was merged into FB California and First Banks' ownership interest in FBA increased.
         On February 29, 2000, First Banks completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in deposits at the acquisition date. Lippo Bank will be merged into FB California.
         On February 29, 2000, First Banks completed its acquisition of certain assets and liabilities of First Capital Group, Inc., Albuquerque, New Mexico
(FCG), in exchange for $65.1 million in cash. FCG is a leasing company that specializes in commercial leasing and operates a multi-state leasing business. The acquisition was funded from available cash. At the time of the transaction, FCG had $64.6 million in total assets, consisting almost solely of commercial leases, net of unearned income, of $64.5 million. FCG is operating as a direct subsidiary of First Banks, Inc.

Financial Condition and Average Balances

         First Banks' average total assets were $4.66 billion for the year ended December 31, 1999, compared to $4.29 billion and $3.82 billion for the years ended December 31, 1998 and 1997, respectively. Total assets at December 31, 1999 were $4.87 billion, an increase of $312.9 million, or 6.87%, over total assets of $4.55 billion at December 31, 1998.
         The increase of $377.6 million in total average assets for 1999 is primarily attributable to: (a) the acquisitions of Redwood and Century Bank, which provided total assets of $183.9 million and $156.0 million, respectively;
(b) the purchase of the deposit accounts of the Malibu, California banking location of Brentwood Bank of California; (c) internal loan growth resulting from the continued expansion and development of the business development staff; and (d) the issuance of the FACT Preferred Securities. The increase in assets for 1999 was primarily funded by an increase in total average deposits of $283.3 million to $4.06 billion at December 31, 1999, an increase in average short-term borrowings of $26.2 million and a decrease in average investment securities of $221.3 million. Similarly, the increase in assets for 1998 was funded by an increase in average total deposits of $427.7 million to $3.78 billion at December 31, 1998, from $3.35 billion at December 31, 1997, and a decrease in average investment securities of $58.0 million during 1998. The increase in deposits for 1998 is attributable to the acquisitions of Republic Bank, Pacific Bay Bank, the purchase of the deposit accounts of the Solvang, California banking location of Bank of America and internal deposit growth of $92.1 million.
         Loans, net of unearned discount, averaged $3.81 billion, $3.25 billion and $2.85 billion for the years ended December 31, 1999, 1998 and 1997, respectively. As summarized under "--Acquisitions," the acquisitions completed during 1999 and 1998 provided loans, net of unearned discount, of $235.5 million and $127.6 million, respectively. In addition to growth provided by these acquisitions, for 1999, $363.4 million of net loan growth was provided by corporate banking business development, consisting of an increase of $148.3 million of commercial, financial and agricultural loans, $31.5 million of real estate construction and land development loans and $183.6 million of commercial real estate loans. These increases were partially offset by continuing reductions in residential real estate loans of $126.4 million and in consumer and installment loans, net of unearned discount, which consist primarily of indirect automobile loans, of $56.3 million. These changes are the result of the focus which First Banks has placed on its business development efforts and the portfolio repositioning which began in 1995. This repositioning provided for substantially all of the conforming residential mortgage loan production of First Banks to be sold in the secondary mortgage market and the origination of indirect automobile loans to be substantially reduced. Tables summarizing the composition of the loan portfolio are presented under "--Lending and Allowance for Possible Loan Losses."

         Investment securities averaged $454.4 million, $675.7 million and $617.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The average balance of investment securities decreased by $221.3 for the year ended December 31, 1999. This decrease is primarily attributable to the liquidation of certain acquired investment securities and sales of investment securities necessary to provide an additional source of funds for First Banks' loan growth. The decrease was partially offset by the investment securities obtained in conjunction with the acquisitions of Redwood and Century Bank and retained in First Banks' portfolio.
         Deposits are the primary funding source for First Banks and are acquired from a broad base of local markets, including both individual and corporate customers. Deposits averaged $4.06 billion, $3.78 billion and $3.35 billion for the years ended December 31, 1999, 1998 and 1997, respectively. The increases are primarily attributable to the acquisitions completed during the respective periods and the expansion of the deposit product and service offerings available to First Banks' customer base. The overall increase was partially offset by the divestiture of certain branches in 1999, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million. A summary of the composition of deposits is presented under "--Deposits."
         During July 1998, FACT issued 1.84 million shares of FACT Preferred Securities at $25 per share in an underwritten public offering. Proceeds from FACT's offering, net of underwriting fees and offering expenses, were approximately $44.0 million and were used to reduce borrowings, to support possible repurchases of FBA's common stock from time to time and for general corporate purposes. The remaining proceeds were temporarily invested by FBA in interest-bearing deposits and were used to fund the acquisition of Redwood. In addition, in February 1997, FPCT issued 3.45 million shares of FPCT Preferred Securities at $25 per share in an underwritten public offering. The proceeds from FPCT's offering, net of underwriting fees and offering expenses, were $83.1 million and were used to reduce borrowings, for purchases of shares of Class C 9.00% Increasing Rate, Redeemable, Cumulative Preferred Stock (Class C Preferred Stock) and for various short-term investments.
         Stockholders' equity averaged $279.8 million, $245.6 million and $255.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase for 1999 is primarily attributable to net income of $44.2 million and a reduction of the deferred tax valuation reserve of $811,000 relating to the utilization of tax net operating losses incurred by certain Subsidiary Banks prior to completing quasi-reorganizations. The increase was partially offset by a $9.4 million reduction in other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities, and repurchases by FBA of common stock for treasury during the year ended December 31, 1999. The increase for 1998 was primarily attributable to net income and First Banks' continued practice of retaining most of its net income to further support future growth. In addition, in December 1997, First Banks redeemed all of its remaining outstanding Class C Preferred Stock for $47.1 million. The effect of the redemption was a reduction of First Banks' total stockholders' equity, and consequently regulatory capital, by the amount of the redemption. However, the structure of the FPCT Preferred Securities and the FACT Preferred Securities described above satisfies the regulatory requirements for inclusion in First Banks' capital base, subject to certain limitations, in a manner similar to the Class C Preferred Stock.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                         For the years ended December 31,
                                                ---------------------------------------------------------------------------------
                                                          1999                        1998                         1997
                                                ------------------------     ----------------------      ------------------------
                                                         Interest                    Interest                     Interest
                                                Average   income/ Yield/     Average  income/ Yield/     Average   income/ Yield/
                                                balance   expense  rate      balance  expense  rate      balance   expense  rate
                                                -------   -------  ----      -------  -------  ----      -------   -------  ----
                                                                       (dollars expressed in thousands)
                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable............................   $3,805,351  322,703    8.48% $3,243,183  283,661   8.75% $2,837,190  252,089   8.89%
       Tax-exempt (4).....................        7,157      775   10.83       7,536      794  10.54       8,967    1,042  11.62
    Investment securities:
       Taxable............................      435,189   26,206    6.02     657,385   39,898   6.07     598,660   35,248   5.89
       Tax-exempt (4).....................       19,247    1,442    7.49      18,318    1,515   8.27      19,056    1,552   8.15
    Federal funds sold....................       49,464    2,617    5.29      46,509    2,630   5.65     125,825    5,322   4.23
    Other.................................        1,878      115    6.12       2,853      170   5.96      12,138      757   6.24
                                             ----------  -------          ----------  -------          ---------   ------
         Total interest-earning assets....    4,318,286  353,858    8.19   3,975,784  328,668   8.27   3,601,836  296,010   8.22
                                                         -------                      -------                     -------
Nonearning assets.........................      344,942                      309,811                     215,890
                                             ----------                   ----------                   ---------
         Total assets.....................   $4,663,228                   $4,285,595                  $3,817,726
                                             ==========                   ==========                  ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...   $  391,892    5,098    1.30% $  357,463    5,135   1.44% $  332,712    5,648   1.70%
       Savings deposits...................    1,220,425   44,101    3.61   1,076,524   42,591   3.96     761,052   27,383   3.60
       Time deposits of $100 or more (3)..      230,520   12,480    5.41     212,691   12,442   5.85     183,223   11,008   6.01
       Other time deposits (3)............    1,668,698   89,173    5.34   1,669,638   95,577   5.72   1,681,014  100,954   6.01
                                             ----------  -------          ----------  -------         ----------  -------
         Total interest-bearing deposits..    3,511,535  150,852    4.30   3,316,316  155,745   4.70   2,958,001  144,993   4.90
    Short-term borrowings (3).............       87,374    4,220    4.83      61,178    2,959   4.84      75,016    2,463   3.28
    Notes payable and other...............       56,376    3,629    6.44      50,718    3,475   6.85      17,883    1,375   7.69
                                             ----------  -------          ----------  -------         ----------   ------
         Total interest-bearing
           liabilities....................    3,655,285  158,701    4.34   3,428,212  162,179   4.73   3,050,900  148,831   4.88
                                                         -------                      -------                     -------
Noninterest-bearing liabilities:
    Demand deposits.......................      552,029                      463,939                     394,580
    Other liabilities.....................      176,102                      147,849                     116,359
                                             ----------                   ----------                  ----------
         Total liabilities................    4,383,416                    4,040,000                   3,561,839
Stockholders' equity......................      279,812                      245,595                     255,887
                                             ----------                   ----------                  ----------
         Total liabilities and
           stockholders' equity...........   $4,663,228                   $4,285,595                  $3,817,726
                                             ==========                   ==========                  ==========
Net interest income.......................               195,157                      166,489                     147,179
                                                         =======                      =======                     =======
Interest rate spread......................                          3.85                        3.54                        3.34
Net interest margin.......................                          4.52%                       4.19%                       4.09%
                                                                    ====                        ====                        ====

     ------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $776,000, $808,000 and $909,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                          Increase (decrease) attributable to change in:
                                                ----------------------------------------------------------------
                                                  December 31, 1999 compared         December 31, 1998 compared
                                                     to December 31, 1998               to December 31, 1997
                                                ----------------------------       -------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                               (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2) (3)
       Taxable...........................    $ 48,009      (8,967)     39,042     35,476      (3,904)     31,572
       Tax-exempt (4)....................         (41)         22         (19)      (157)        (91)       (248)
    Investment securities:
       Taxable...........................     (13,366)       (326)    (13,692)     3,545       1,105       4,650
       Tax-exempt (4)....................          74        (147)        (73)       (60)         23         (37)
    Federal funds sold...................         161        (174)        (13)    (5,759)      3,067      (2,692)
    Other................................         (59)          4         (55)      (554)        (33)       (587)
                                             --------      ------      ------     ------      ------      ------
           Total interest income.........      34,778      (9,588)     25,190     32,491         167      32,658
                                             --------      ------      ------     ------      ------      ------
Interest paid on:
    Interest-bearing demand deposits.....         480        (517)        (37)       486        (999)       (513)
    Savings deposits.....................       5,445      (3,935)      1,510     12,252       2,956      15,208
    Time deposits of $100 or more (3)....       1,007        (969)         38      1,718        (284)      1,434
    Other time deposits (3)..............         (54)     (6,350)     (6,404)      (661)     (4,716)     (5,377)
    Short-term borrowings (3)............       1,267          (6)      1,261       (314)        810         496
    Notes payable and other..............         371        (217)        154      2,233        (133)      2,100
                                             --------      ------      ------     ------      -------     ------
           Total interest expense........       8,516     (11,994)     (3,478)    15,714      (2,366)     13,348
                                             --------     -------      ------     ------      ------      ------
           Net interest income...........    $ 26,262       2,406      28,668     16,777       2,533      19,310
                                             ========     =======      ======     ======      ======      ======

     ------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Includes the effect of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net Interest Income

         The primary source of First Banks' income is net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) improved to $195.2 million, or 4.52% of average interest-earning assets, for the year ended December 31, 1999, from $166.5 million, or 4.19% of interest-earning assets, and $147.2 million, or 4.09% of interest-earning assets, for the years ended December 31, 1998 and 1997, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank, internal loan growth and a reduction in the overall cost of deposits. As further discussed under "--Financial Condition and Average Balances," average total loans, net of unearned discount, increased by $561.8 million to $3.81 billion for the year ended December 31, 1999 from $3.25 billion and $2.85 billion for years ended December 31, 1998 and 1997, respectively. Contributing further to the improved net interest income was the effect of: (a) the reduction of First Bank's deposit base associated with the divested branches, which was primarily concentrated in certificates of deposit; and (b) a decrease in the cost of interest-bearing liabilities to 4.34% from 4.73% and 4.88% for the years ended December 31, 1999, 1998 and 1997, respectively.
         Although the net interest rate margin improved, the yield on the loan portfolio declined to 8.48% for the year ended December 31, 1999 in comparison to 8.75% and 8.89% for the years ended December 31, 1998 and 1997, respectively. This reduction primarily results from the overall decline in prevailing interest rates that occurred during the latter part of 1998. In addition, increased competition within the market areas served by First Banks has led to reduced lending rates. The effect of the reduced yield on the loan portfolio was partially mitigated by the earnings impact of the interest rate swap agreements and a reduced rate paid on interest-bearing liabilities. For the years ended December 31, 1999, 1998 and 1997, the aggregate weighted rate paid on the deposit portfolio was 4.30%, 4.70% and 4.90%, respectively, representing First Banks' ongoing realignment of the portfolio.

         During the three years ended December 31, 1999, First Banks' net interest income and net interest rate margin have continued to improve. However, during 1996 and 1995, the net interest rate margin fell below average for commercial banks. During periods of rapid growth through cash acquisitions, the net interest margin frequently decreases because the reduction of interest income on internally generated funds used in acquisitions and the interest expense on debt incurred in the transactions offsets a portion of the net interest income of the entities acquired. As a result, during this period, interest-earning assets increase more rapidly than net interest income, contributing to a lower net interest margin. In addition, since 1990, First Banks has acquired ten thrifts in various transactions. The regulatory requirements and the historic customer bases of thrifts tend to result in balance sheets which are predominantly comprised of residential mortgage loans, frequently supplemented by mortgage-backed securities, for interest-earning assets, and certificates of deposit as a primary source of funds. Because of the competitive, homogeneous nature of residential mortgage loans and certificates of deposit, the interest rate spreads between them tend to be narrower than other types of loans and funding sources.
         First Banks' average yield on residential real estate loans and average cost of certificates of deposit, compared to those of other segments of its loan portfolio and interest-bearing deposits, respectively, were as follows:

                                                                                            Interest
                                                                   Average    Percent of     income/   Yield/
                                                                  balances       total       expense    rate
                                                                  --------       -----       -------    ----
                                                                       (dollars expressed in thousands)

         Year ended December 31, 1999:
              Residential mortgage loans......................  $   797,137     20.91%    $  61,505     7.72%
              Other loans.....................................    3,015,371     79.09       261,973     8.69
                                                                -----------   -------     ---------
                  Total loans.................................  $ 3,812,508    100.00%    $ 323,478     8.48
                                                                ===========   =======     =========     ====

              Certificates of deposit.........................  $ 1,899,218     54.09%    $ 101,653     5.35%
              Other interest-bearing deposits.................    1,612,317     45.91        49,199     3.05
                                                                -----------   -------     ---------
                  Total interest-bearing deposits.............  $ 3,511,535    100.00%    $ 150,852     4.30
                                                                ===========    ======     =========     ====
        Year ended December 31, 1998:
              Residential mortgage loans......................  $   928,805     28.57%    $  74,792     8.05%
              Other loans.....................................    2,321,914     71.43       209,663     9.03
                                                                -----------   -------     ---------
                  Total loans.................................  $ 3,250,719    100.00%    $ 284,455     8.75
                                                                ===========    ======     =========     ====

              Certificates of deposit.........................  $ 1,882,329     56.76%    $ 108,019     5.74%
              Other interest-bearing deposits.................    1,433,987     43.24        47,726     3.33
                                                                -----------   -------     ---------
                  Total interest-bearing deposits.............  $ 3,316,316    100.00%    $ 155,745     4.70
                                                                ===========    ======     =========     ====
         Year ended December 31, 1997:
              Residential mortgage loans......................  $ 1,025,442     36.03%    $  83,248     8.12%
              Other loans.....................................    1,820,715     63.97       169,883     9.33
                                                                -----------   -------     ---------
                  Total loans.................................  $ 2,846,157    100.00%    $ 253,131     8.89
                                                                ===========    ======     =========     ====

              Certificates of deposit.........................  $ 1,864,237     63.02%    $ 111,962     6.01%
              Other interest-bearing deposits.................    1,093,764     36.98        33,031     3.02
                                                                -----------   -------     ---------
                  Total interest-bearing deposits.............  $ 2,958,001    100.00%    $ 144,993     4.90
                                                                ===========    ======     =========     ====

         In addition to the narrow interest rate spread between the yield on residential mortgage loans and the rates paid on certificates of deposit, residential mortgage loans introduce various prepayment alternatives for borrowers which, when combined with inexpensive refinancing opportunities, accelerate principal repayments in periods of declining interest rates, thereby exacerbating their inherent interest rate risk.
         In order to enhance its net interest income through increased yields on its loan portfolio and to reduce the interest rate risk associated with residential mortgage loans, First Banks has reduced its reliance on residential mortgage loans within its portfolio. This change in the portfolio composition required the concurrent internal generation of other types of loans, particularly commercial, financial and agricultural, real estate construction and development, and commercial real estate loans, a process that had previously been initiated. This process focused on continuing to build this business development function, as well as the control and servicing staff necessary to support it. As the growth of other loans developed, First Banks expanded its sale of conforming residential mortgage loans in the secondary market to include essentially all new loan production.

         In order to limit its interest rate risk, First Banks expanded its risk management capabilities to improve its risk measurement techniques and reporting and increase its risk control alternatives. This included initiating a program of using derivative financial instruments to reduce interest rate exposure. First Banks uses a combination of interest rate swap, floor and cap agreements to reduce its exposure and although these financial instruments are effective in reducing interest rate risk, the expense associated with them has had an overall negative impact on net interest income. As discussed under "--Interest Rate Risk Management," for 1999, the increase in the cost of such financial instruments is reflective of the liquidation of a portion of the underlying interest-bearing liabilities, primarily associated with the branch divestitures, which resulted in the additional recognition of a portion of the related deferred losses on the previously terminated interest rate swap agreements. The following table summarizes the cost of the interest rate swap, floor and cap agreements for the periods indicated:

                                                                                                 Reduction of
                                                                     Reduction of                net interest
                                                                  net interest income             margin (1)
                                                           --------------------------------     --------------
                                                           (dollars expressed in thousands)     (expressed  in
                                                                                                 basis points)
          Year ended December 31:

               1999...............................................     $ 5,397                      0.12
               1998...............................................       3,810                      0.10
               1997...............................................       6,574                      0.18

------------------------
(1) Effect on net interest margin is expressed as a reduction of net interest income divided by average interest-earning assets.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. These characteristics are influenced by the nature of the loan and deposit markets within which such institution operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
         First Banks manages its interest rate risk by: (1) maintaining an Asset Liability Committee ("ALCO") responsible to First Banks' Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective simulation model to determine First Banks' exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, banking support and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
         The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. First Banks' policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, First Banks calculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, First Banks includes scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario.
Consistent with the table presented below, which indicates First Banks is "asset-sensitive," First Banks' simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 100 basis points has a minimal impact on the earnings of First Banks, a decline in interest rates of 100 basis points indicates a projected pre-tax loss of net income equivalent to approximately 7.1% of net interest income based on assets and liabilities at December 31, 1999.
         As previously discussed, First Banks utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate exposure of First Banks. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                          1999                       1998
                                                               ------------------------  -------------------------
                                                               Notional        Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
         adjustable rate, receive adjustable rate............  $ 500,000          --             --           --
     Interest rate swap agreements - pay
         adjustable rate, receive fixed rate.................    455,000       3,349        280,000        3,526
     Interest rate floor agreements..........................     35,000          13         70,000           29
     Interest rate cap agreements............................     10,000          26         10,000          132
     Forward commitments to sell
         mortgage-backed securities..........................     33,000          --         95,000          237
                                                               =========      ======        =======       ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and other terms of the derivatives. The credit exposure represents the accounting loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated in July 1995, November 1996 and July 1997 due to a change in the composition of First Banks' balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million, $3.7 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The deferred losses on terminated swap agreements were amortized over the remaining lives of the agreements, unless the underlying liabilities were repaid, in which case the deferred losses were immediately charged to operations. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999. The unamortized balance of these losses was $5.7 million and $9.4 million at December 31, 1998 and 1997, respectively, and was included in other assets.
         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semiannually. The amount receivable by First Banks under the swap agreements was $4.1 million and $4.2 million at December 31, 1999 and 1998, respectively, and the amount payable by First Banks under the swap agreements was $770,000 and $640,000 at December 31, 1999 and 1998, respectively.

         During May 1999, First Banks entered into $500.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for First Banks to pay and receive interest on a monthly basis. In January 2000, First Banks determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and terminated these agreements at a cost of $150,000.
         During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at December 31, 1999 and the amount payable by First Banks under the swap agreements was $141,000 at December 31, 1999.
         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1999 and 1998 were as follows:

                                                                  Notional   Interest rate Interest rate  Fair value
                       Maturity date                               amount        paid        received     gain (loss)
                       -------------                               ------        ----        --------     -----------
                                                                         (dollars expressed in thousands)

         December 31, 1999:
             March 31, 2000..................................  $  350,000        5.84%         6.45%     $      87
             March 31, 2000..................................      75,000        5.84          6.45             19
             March 31, 2000..................................      50,000        5.84          6.45             12
             March 31, 2000..................................      25,000        5.84          6.45              6
             September 27, 2001..............................      75,000        5.80          6.14           (685)
             September 27, 2001..............................      45,000        5.80          6.14           (411)
             September 27, 2001..............................      40,000        5.80          6.14           (365)
             September 27, 2001..............................      15,000        5.80          6.14           (137)
             June 11, 2002...................................      15,000        6.12          6.00           (291)
             September 16, 2002..............................     175,000        6.12          5.36         (6,574)
             September 16, 2002..............................      20,000        6.12          5.36           (751)
             September 18, 2002..............................      40,000        6.14          5.33         (1,543)
             September 18, 2002..............................      30,000        6.14          5.33         (1,157)
                                                               ----------                                ---------
                                                               $  955,000        5.91          6.08      $ (11,790)
                                                               ==========       =====         =====      =========

         December 31, 1998:
             June 11, 2002...................................      15,000        5.24          6.00      $     363
             September 16, 2002..............................     175,000        5.22          5.36            761
             September 16, 2002..............................      20,000        5.22          5.36             87
             September 18, 2002..............................      40,000        5.23          5.33            123
             September 18, 2002..............................      30,000        5.23          5.33             92
                                                               ----------                                ---------
                                                               $  280,000        5.23          5.48      $   1,426
                                                               ==========       =====         =====      =========

         First Banks also utilizes interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1999 and 1998, the unamortized costs of these agreements were $32,000 and $159,000, respectively, and were included in other assets.
         As more fully described in Note 1 to the accompanying consolidated financial statements, in the event of early termination of the interest rate swap agreements, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related asset. If, however, the amount of the underlying asset is repaid, then the fair value gains or losses on the interest rate swap agreements are recognized immediately in the consolidated statements of income.

         As discussed under "--Mortgage Banking Activities," derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.
         In addition to the simulation model employed by First Banks, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of First Banks' rate sensitive assets and liabilities as of December 31, 1999, adjusted to account for anticipated prepayments:

                                                                Over three   Over six
                                                     Three        through     through    Over one
                                                    months          six       twelve      through    Over five
                                                    or less       months      months    five years     years       Total
                                                    -------       ------      ------    ----------     -----       -----
                                                                  (dollars expressed in thousands)

Interest-earning assets:
    Loans (1)..................................   $2,362,848     265,534     489,082      843,979      34,881    3,996,324
    Investment securities......................      154,056      22,272      97,498      109,598      68,223      451,647
    Federal funds sold.........................       42,500          --          --           --          --       42,500
    Interest-bearing deposits with other
      financial institutions...................        1,324         250          --          100          --        1,674
                                                 -----------    --------   ---------    ---------   ---------   ----------
        Total interest-earning assets..........    2,560,728     288,056     586,580      953,677     103,104    4,492,145
    Effect of interest rate swap agreements....     (455,000)         --          --      455,000          --           --
                                                 -----------    --------   ---------    ---------   ---------   ----------
        Total interest-earning assets
           after the effect of interest
           rate swap agreements................   $2,105,728     288,056     586,580    1,408,677     103,104    4,492,145
                                                  ==========    ========   =========    =========   =========   ==========

Interest-bearing liabilities:
    Interest-bearing demand accounts...........  $   153,592      95,476      62,267       45,662      58,116      415,113
    Savings accounts...........................      115,973      95,507      81,863      115,973     272,879      682,195
    Money market demand accounts...............      516,119          --          --           --          --      516,119
    Time deposits..............................      413,602     455,947     776,916      385,135         723    2,032,323
    Other borrowed funds.......................      137,010          --          --          544          --      137,554
                                                 -----------    --------   ---------     --------   ---------   ----------
        Total interest-bearing liabilities.....  $ 1,336,296     646,930     921,046      547,314     331,718    3,783,304
                                                 ===========    ========   =========     ========   =========   ==========
Interest sensitivity gap:
     Periodic..................................  $   769,432    (358,874)   (334,466)     861,363    (228,614)     708,841
                                                                                                                ==========
     Cumulative................................      769,432     410,558      76,092      937,455     708,841
                                                 ===========    ========   =========     ========   =========
Ratio of interest-sensitive assets
    to interest-sensitive liabilities:
     Periodic.................................         1.58        0.45        0.64         2.57        0.31         1.19
                                                                                                                     =====
     Cumulative...............................         1.58        1.21        1.03         1.27        1.19
                                                      ======       =====        ====         ====        ====

-----------------------
(1) Loans are presented net of unearned discount.

           Management made certain assumptions in preparing the table above. These assumptions included: Loans will repay at projected repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at rates ranging from 11% to 37% and 12% to 40% , respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.
         At December 31, 1999 and 1998, First Banks' asset-sensitive position on a cumulative basis through the twelve-month time horizon was $76.1 million, or 1.56% of total assets, and $333.2 million, or 7.32% of total assets, respectively. The asset sensitive position is attributable to the composition of the loan and investment security portfolios as compared to the deposit base. The decrease for 1999 is primarily attributable to the interest rate swap agreements entered into in June 1998, September 1998 and September 1999.
         The interest sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of First Banks' assets and liabilities and changes in interest rates. For this reason, First Banks places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Mortgage Banking Activities

         The mortgage banking activities of First Banks consist of the origination, purchase and servicing of residential mortgage loans. Generally, First Banks sells its production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed-rate residential mortgage loans. Other loans, including adjustable-rate and nonconforming residential mortgage loans, are sold on a servicing released basis.
         For the three years ended December 31, 1999, 1998 and 1997, First Banks originated and purchased loans for resale totaling $452.9 million, $628.5 million  and $174.3  million  and sold loans  totaling  $507.1  million,  $521.0 million and $148.4 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides First Banks with additional sources of income including the gain realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $957 million, $923 million and $784 million at December 31, 1999, 1998 and 1997, respectively.
         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $6.9 million, $5.6 million and $716,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These gains, net of losses, are determined on a lower of cost or market basis and are realized at the time of sale. The cost basis reflects: (1) adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values; and (2) adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. The increases for 1999 and 1998 are attributable to First Banks' continued expansion of its mortgage banking activities into the California and Texas markets and the related additional volume of nonconforming loans prominent in that market.
         The interest income on loans held for sale was $4.9 million for the year ended December 31, 1999 in comparison to $6.8 million and $3.2 million for the years ended December 31, 1998 and 1997, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $79.1 million, $102.7 million and $35.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. On an annualized basis, the yield on the portfolio of loans held for sale was 6.19%, 6.62% and 7.07% for the years ended December 31, 1999, 1998 and 1997, respectively. This compares with First Banks' cost of funds, as a percentage of average interest-bearing liabilities, of 4.34%, 4.73% and 4.88% for the years ended December 31, 1999, 1998 and 1997, respectively.
         Mortgage loan servicing fees are reported net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Loan servicing fees, net, were $657,000, $1.0 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in loan servicing fees is primarily attributable to increased amortization of mortgage servicing rights attributable to high refinancing activity; and First Banks' strategy of selling the new production of adjustable-rate and nonconforming residential mortgage loans on a servicing released basis. In addition, mortgage-backed security expense increased by $333,000 to $1.2 million from $867,000 for the years ended December 31, 1999 and 1998, respectively, reflecting the increased level of serviced loans sold into the secondary market in the form of securities. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner.

         As described under "--Interest Rate Risk Management," First Banks' interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, First Banks uses forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 1999, 1998 and 1997, First Banks had $31.5 million, $103.1 million and $67.4 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $33.0 million, $95.0 million and $60.0 million, respectively, were hedged through the use of such forward commitments.

Comparison of Results of Operations for 1999 and 1998

         Net Income. Net income was $44.2 million, or $1,775.47 per share on a diluted basis, for the year ended December 31, 1999, compared to $33.5 million, or $1,337.09 per share on a diluted basis, for 1998. The improved operating results for 1999 as compared to 1998 are primarily attributable to First Banks' efforts to realign the composition of the loan portfolio through further diversification and growth; the improvement in the composition of the interest-earning assets and interest-bearing liabilities; the results of the acquisitions of Century Bank and Redwood; and, the divestiture of certain branch facilities. As previously discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income improved to $195.2 million, or 4.52% of average interest-earning assets, from $166.5 million, or 4.19% of average interest-earning assets, for 1999 and 1998, respectively.
        The improvement in net income was partially offset by an increased provision for possible loan losses and an increase in operating expenses. As previously discussed under "--General" and as more fully described below, the increased operating expenses are reflective of: the additional cost of the FACT Preferred Securities issued by FBA in July 1998; the continuing expansion of commercial and retail banking activities; the acquisitions of Century Bank and Redwood; increased legal, examination and professional fees; and increased data processing fees primarily associated with Year 2000 activities.

         Provision for Possible Loan Losses. The provision for possible loan losses was $13.1 million and $9.0 million for the years ended December 31, 1999 and 1998, respectively. The increase in the provision for possible loan losses for 1999 is primarily attributable to the continued growth and changing composition of the loan portfolio combined with an increase in loans charged-off. Net loan charge-offs were $8.4 million for the year ended December 31, 1999, compared to $1.7 million for 1998. The increase in net loan charge-offs is reflective of overall growth in the loan portfolio and increased risk associated with the continued change in the composition of the loan portfolio. In addition, as further discussed under "--Loans and Allowance for Possible Loan Losses," nonperforming assets have, in general, increased at December 31, 1999 and 1998, in comparison to previous periods. The allowances for possible loan losses of Redwood and Century Bank at their dates of acquisition added approximately $3.0 million to First Banks' consolidated allowance for possible loan losses.
         The following table represents a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1999 and 1998:

                                                                                  Missouri and
                                             California           Texas              Illinois               Total
                                           -------------      -------------     -----------------      --------------
                                           1999     1998      1999     1998      1999        1998      1999      1998
                                           ----     ----      ----    -----      ----        ----      ----      ----
                                                                 (dollars expressed in thousands)

    Total loans...................... $1,255,362   888,540 213,731   201,426  2,527,231  2,490,139  3,996,324 3,580,105
    Total assets.....................  1,575,997 1,203,319 288,723   311,732  3,003,027  3,039,759  4,867,747 4,554,810
    Provision for possible
       loan losses...................      4,093     1,415      90       335      8,890      7,250     13,073     9,000
    Net loan (charge-offs)
       recoveries....................     (2,524)     (344)    578      (245)    (6,494)    (1,150)    (8,440)   (1,739)
    Net loan (charge-offs)
       recoveries as a percentage
       of average loans..............      (0.23)%   (0.05)%  0.27%    (0.13)%    (0.26)%    (0.05)%    (0.22)    (0.05)%
    Nonperforming loans.............. $   16,204    24,954      40        90     23,493     18,494     39,737    43,538
    Nonperforming assets.............     16,593    25,889      40        90     25,233     21,268     41,866    47,247


         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1999 and 1998:

                                                                                  December 31,       Increase (decrease)
                                                                                ----------------     -------------------
                                                                                 1999       1998      Amount       %
                                                                                 ----       ----      ------    ------
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees....   $  17,676     14,876      2,800      18.82%
        Credit card fees.................................................         409      2,999     (2,590)    (86.36)
        Loan servicing fees, net.........................................         657      1,017       (360)    (35.40)
        Gain on mortgage loans sold and held for sale....................       6,909      5,563      1,346      24.20
        Net gain on sales of available-for-sale securities...............         791      1,466       (675)    (46.04)
        Net (loss) gain on trading securities............................        (303)       607       (910)   (149.92)
        Gain on sales of branches, net of expenses.......................       4,406         --      4,406        --
        Other............................................................      11,105      9,969      1,136      11.40
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  41,650     36,497      5,153      14.12
                                                                            =========   ========    =======    =======

     Noninterest expense:
         Salaries and employee benefits..................................   $  61,524     55,907      5,617      10.05%
         Occupancy, net of rental income.................................      12,518     11,037      1,481      13.42
         Furniture and equipment.........................................       8,520      8,122        398       4.90
         Federal Deposit Insurance Corporation premiums..................       1,310      1,370        (60)     (4.38)
         Postage, printing and supplies..................................       4,244      5,230       (986)    (18.85)
         Data processing fees............................................      18,567     13,917      4,650      33.41
         Legal, examination and professional fees........................       9,109      5,326      3,783      71.03
         Credit card.....................................................         667      3,396     (2,729)    (80.36)
         Communications..................................................       2,488      2,874       (386)    (13.43)
         Advertising and business development............................       3,734      4,668       (934)    (20.01)
         (Gain) losses on sales of  other real estate, net of expenses...        (622)        81       (703)   (867.90)
         Guaranteed preferred debentures.................................      12,050      9,842      2,208      22.43
         Other...........................................................      16,698     16,934       (236)     (1.39)
                                                                            ---------   --------    -------
              Total noninterest expense..................................   $ 150,807    138,704     12,103       8.73
                                                                            =========   ========    =======    =======

         Noninterest Income. Noninterest income was $41.7 million for the year ended December 31, 1999, compared to $36.5 million for 1998. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.
         Service charges on deposit accounts and customer service fees increased to $17.7 million for 1999, from $14.9 million for 1998. The increase in service charges and customer service fees is attributable to (a) increased deposit balances provided by internal growth; (b) the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank; (c) additional products and services available and utilized by First Banks' expanding base of retail and commercial customers; (d) increased fee income resulting from revisions of customer service charge rates effective April 1, 1999, and enhanced control of fee waivers; and (e) increased interchange income associated with automatic teller machine services and debit and credit cards. As described below, this increase was partially offset by the foregone revenue associated with the divestiture of certain branches in 1999, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million.
         Credit card fees declined to $409,000 for 1999, from $3.0 million for 1998. The reduction in such fees is primarily attributable to First Banks' liquidation of its merchant credit card processing operation effective December 31, 1998.
         As more fully described under "--Mortgage Banking Activities," First Banks' mortgage banking revenues consist primarily of loan servicing fees, net, and gain on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $657,000 from $1.0 million for the years ended December 31, 1999 and 1998, respectively. The decrease in loan servicing fees is primarily attributable to aggregate increases of $698,000 in additional amortization of mortgage servicing rights, interest shortfall and mortgage-backed security expense. This decrease was partially offset by an increase in loan servicing fees resulting from the increase in the portfolio of loans serviced for others. The gain on mortgage loans sold and held for sale increased to $6.9 million from $5.6 million for 1999 and 1998, respectively. This increase is attributable to an increased volume of loans sold and held for sale including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.

         Net gain on sales of available-for-sale securities was $791,000 and $1.5 million for the years ended December 31, 1999 and 1998, respectively. These gains resulted from sales of available-for-sale securities necessary to facilitate the funding of loan growth.
         Net loss on sales of trading securities was $303,000 for the year ended December 31, 1999, in comparison to a net gain of $607,000 for the comparable period in 1998. The loss for 1999 resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading portfolio securities.
         The gain on sales of branches, net of expenses of $4.4 million resulted from the divestiture of seven branches in the central and northern Illinois market areas.
         Other income was $11.1 million and $10.0 million for the years ended December 31, 1999 and 1998, respectively. The primary components of the increase are attributable to increased income earned on First Banks' investment in bank owned life insurance (BOLI) and expanded brokerage and private banking and trust services. The BOLI income increased to $3.9 million for 1999, in comparison to $3.1 million for 1998. This increase is primarily attributable to twelve months of earnings on FBA's investment in BOLI in 1999, in comparison to nine months of earnings in 1998. In addition, private banking and trust services income increased to $1.8 million for 1999 from $1.4 million for 1998 due to the continued expansion of these services primarily in the California and Texas market areas.

         Noninterest Expense. Noninterest expense increased to $150.8 million for the year ended December 31, 1999 from $138.7 million for 1998. The increase is reflective of: (a) the acquisitions of Century Bank, Redwood, Pacific Bay Bank and Republic Bank; (b) increased data processing fees primarily associated with First Banks' Year 2000 Program: (c) increased legal, examination and professional fees and (d) FBA's issuance of the FACT Preferred Securities in July 1998. The overall increase in noninterest expense was partially offset by a decline in credit card expenses and a reduction in advertising and business development expenses, postage, printing and supplies expenses and communications expenses, and is consistent with management's efforts to more effectively manage these expenditures.
         Specifically, salaries and employee benefits increased by $5.6 million to $61.5 million from $55.9 million for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial, mortgage banking and retail business development capabilities associated with the expansion and delivery of its products and services. The overall increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs.
         Data processing fees were $18.6 million and $13.9 million for 1999 and 1998 respectively. As more fully discussed in Note 17 to the accompanying consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing and various related services to First Banks and the Subsidiary Banks under the terms of data processing agreements. The increase in data processing fees is attributable to growth and technological advancements consistent with First Banks' product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch network infrastructure and expenses associated with the Year 2000 Program.
         Legal, examination and professional fees increased by $3.8 million to $9.1 million in 1999, from $5.3 million in 1998. The increase in such fees is primarily attributable to First Banks' expanded utilization of external consultants in conjunction with the development and expansion of selected business initiatives. Contributing further to the overall increase were
increased  legal   expenditures   associated  with  the  settlement  of  certain
litigation.
         Credit card expenses declined by $2.7 million to $667,000 from $3.4 million for the years ended December 31, 1999 and 1998, respectively. As previously discussed, this decline is primarily due to First Banks' liquidation of its merchant credit card processing operation, effective December 31, 1998.
         Guaranteed preferred debentures increased by $2.2 million to $12.1 million from $9.8 million for the years ended December 31, 1999 and 1998, respectively. The increase for 1999 is attributable to FBA's issuance of the FACT Preferred Securities in July 1998 as described in Note 9 to the accompanying consolidated financial statements.

Comparison of Results of Operations for 1998 and 1997

         Net Income. Net income for the year ended December 31, 1998 was $33.5 million, compared to $33.0 million for 1997. Earnings per common share were $1,337.09 per share and $1,134.28 per share, on a diluted basis, for the years ended December 31, 1998 and 1997, respectively. The increase in diluted earnings per share primarily reflects the effect of the redemption of First Banks' Class C Preferred Stock in 1997, and the resulting reduction of First Banks' dividend requirement for the year ended December 31, 1998. Dividends paid on the Class C Preferred Stock totaled $4.3 million for 1997. The funds required for the redemption were borrowed, resulting in an increase in interest expense of $3.4 million for 1998. Since the Class C Preferred Stock dividend requirement is not deducted in the determination of net income, whereas interest expense is, the effect of this was to reduce 1998 net income by $2.2 million, compared to 1997.
         The overall improvement in operating results for 1998, as compared to 1997, is attributable to the improvement in the composition of interest-earning assets and interest-bearing liabilities and noninterest income. As previously discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income improved to $166.5 million, or 4.19% of interest-earning assets, from $147.2 million, or 4.09% of interest-earning assets, for 1998 and 1997, respectively. This improvement, coupled with improved noninterest income, was substantially offset by increased noninterest expense. During 1998, noninterest expense increased to $138.7 million, or 3.24% of average total assets, from $110.3 million, or 2.89% of average total assets, for 1997. As previously discussed under "--General" and as more fully described below, the increase in noninterest expense of $28.4 million, or 0.66% of total average assets, reflects the additional costs of acquired entities and the continued investment in improving First Banks' technology and franchise to achieve planned growth.

         Provision for Possible Loan Losses. The provision for possible loan losses was $9.0 million for the year ended December 31, 1998, compared to $11.3 million for 1997. Net loan charge-offs were $1.7 million for the year ended December 31, 1998, compared to $7.6 million for 1997. The increased provision for possible loan losses for 1998 is primarily attributable to the continued growth and changing composition of the portfolio. As the portfolio has changed from one with a significant preponderance in residential real estate loans, to one having substantial portions of commercial, financial and agricultural loans, real estate construction and development loans and commercial real estate loans, the credit risk profile of the portfolio increases. Typically, residential real estate lending has resulted in relatively minor credit losses. However, commercial lending carries with it greater credit risk which, although managed through appropriate loan policies and procedures, underwriting and credit administration, must be recognized through adequate allowances for possible loan losses. Associated with the increased level of commercial lending activities is the increase in nonperforming and other problem loans of $12.8 million as of December 31, 1998, compared to December 31, 1997. The increase is primarily attributable to two loans totaling $6.0 million and the acquisitions of Republic Bank and Pacific Bay Bank.
         The following is a summary of loan loss experience and nonperforming assets by geographic area for the years ended December 31, 1998 and 1997:

                                                                                   Missouri and
                                             California           Texas              Illinois                 Total
                                           -------------      -------------       ---------------        ---------------
                                           1998     1997      1998     1997       1998       1997        1998       1997
                                           ----     ----      ----     ----       ----       ----        ----       ----
                                                                     (dollars expressed in thousands)

    Total loans...................... $  888,540   640,366  201,426  176,341  2,490,139  2,185,493   3,580,105  3,002,200
    Total assets.....................  1,203,319 1,042,979  311,732  271,686  3,039,759  2,850,349   4,554,810  4,165,014
    Provision for possible
      loan losses....................      1,415     2,500      335    1,500      7,250      7,300       9,000     11,300
    Net loan charge-offs.............        344     1,510      245    1,091      1,150      5,001       1,739      7,602
    Net loan charge-offs
      as a percentage
      of average loans...............       0.05%     0.30%    0.13%    0.63%      0.05%      0.23%       0.05%      0.27%
    Nonperforming loans.............. $   24,954     5,548       90      211     18,494     18,307      43,538     24,066
    Nonperforming assets.............     25,889     7,717       90      296     21,268     23,377      47,247     31,390


         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1998 and 1997:

                                                                                  December 31,       Increase (decrease)
                                                                                ----------------     -------------------
                                                                                 1998       1997      Amount       %
                                                                                 ----       ----      ------    ------
                                                                                   (dollars expressed in thousands)

     Noninterest income:
         Service charges on deposit accounts and customer service fees...   $  14,876     12,491      2,385      19.09%
         Credit card fees................................................       2,999      2,914         85       2.92
         Loan servicing fees, net........................................       1,017      1,628       (611)    (37.53)
         Gain on mortgage loans sold and held for sale...................       5,563        716      4,847     676.96
         Trust and brokerage fees........................................       1,506        893        613      68.65
         Net gain on sales of securities.................................       2,073      2,456       (383)    (15.59)
         Other...........................................................       8,463      4,599      3,864      84.02
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  36,497     25,697     10,800      42.03
                                                                            =========   ========    =======   ========

     Noninterest expense:
         Salaries and employee benefits..................................   $  55,907     43,011     12,896      29.98%
         Occupancy, net of rental income.................................      11,037     10,617        420       3.96
         Furniture and equipment.........................................       8,122      7,618        504       6.62
         Federal Deposit Insurance Corporation premiums..................       1,370        804        566      70.40
         Postage, printing and supplies..................................       5,230      4,187      1,043      24.91
         Data processing fees............................................      13,917      8,450      5,467      64.70
         Legal, examination and professional fees........................       5,326      4,587        739      16.11
         Credit card.....................................................       3,396      3,343         53       1.59
         Communications..................................................       2,874      2,611        263      10.07
         Advertising and business development............................       4,668      4,054        614      15.15
         Losses and expenses on other real estate, net of gains..........          81       (331)       412    (124.47)
         Guaranteed preferred debentures.................................       9,842      7,322      2,520      34.42
         Other...........................................................      16,934     14,014      2,920      20.84
                                                                            ---------   --------    -------
              Total noninterest expense..................................   $ 138,704    110,287     28,417      25.77
                                                                            =========   ========    =======   ========

         Noninterest Income. Noninterest income was $36.5 million for the year ended December 31, 1998, compared to $25.7 million for 1997. The increase is primarily attributable to core operating units of First Banks which realized improved service charges on deposit accounts and customer service fees, gains on mortgage loans sold and held for sale and trust and brokerage fees.
         Service charges on deposit accounts and customer service fees increased to $14.9 million from $12.5 million for the years ended December 31, 1998 and 1997, respectively. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Surety Bank, Pacific Bay Bank and Republic Bank and the additional services available and utilized by First Banks' commercial customers.
         As more fully described under "--Mortgage Banking Activities," First Banks' mortgage banking revenues consist primarily of loan servicing fees, net, and gain on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $1.0 from $1.6 for the years ended December 31, 1998 and 1997, respectively. The decrease in loan servicing fees is primarily attributable to aggregate increases of $827,000 consisting of additional amortization of mortgage servicing rights and increased interest shortfall and mortgage-backed security expense. Offsetting the decrease was the increase in loan servicing fees resulting from the increase in the portfolio of loans serviced for others.
         The gain on mortgage loans sold and held for sale increased to $5.6 million from $716,000 for 1998 and 1997, respectively. This increase is attributable to an increased volume of loans sold and held for sale including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.
         The gain on sales of securities was $2.1 and $2.5 million for the years ended December 31, 1998 and 1997, respectively. For 1998, the gains resulted from sales of available-for-sale securities to facilitate the funding of loan growth. The gain on sale of securities for 1997 is primarily attributable to the sales of certain residual securities that had been acquired by First Banks through an acquisition completed in 1995.

         Other income was $8.5 million and $4.6 million for the years ended December 31, 1998 and 1997, respectively. The primary component of the increase consists of $3.1 million of income earned on a BOLI policy entered into in 1998. The BOLI balance was $75.7 million at December 31, 1998 and is included in other assets. As more fully described in Note 17 to the accompanying consolidated financial statements, other noninterest income also includes rental fees of $799,000 and $1.1 million for 1998 and 1997, respectively, paid by First Services, L.P. for the use of data processing and other equipment owned by First Banks. In addition, noninterest income includes $1.6 million from the repayment of an acquired loan in excess of First Banks' historical cost basis.

         Noninterest Expense. Noninterest expense increased to $138.7 million for the year ended December 31, 1998 from $110.3 million for 1997. The most significant changes in noninterest expense were increases in salaries and employee benefits, data processing fees and guaranteed preferred debentures expense.
         Salaries and employee benefits have increased to $55.9 million from $43.0 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to the newly acquired banks and First Banks' continued commitment to expanding its commercial, mortgage banking and retail business development capabilities.
         Data processing fees for the year ended December 31, 1998 were $13.9 million, compared to $8.5 million for 1997. Effective April 1, 1997, First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his immediate family, began providing data processing and related services for First Banks. FirstServ, Inc. (First Serv), a wholly owned subsidiary of First Banks, previously provided these services. As a result, expenses related to data processing and related services were recorded in various noninterest expense categories for the periods prior to April 1, 1997. Subsequent to that date, these expenses are reflected as data processing expenses. The increase for 1998 is primarily attributable to the additional services provided by First Services, L.P. to meet the increasing technology requirements of the banking industry and the additional costs associated with the data processing conversions of newly acquired entities and system upgrades. The Year 2000 costs billed from First Services, L.P. were $600,000 for 1998.
         Contributing further to the increase in noninterest expense is the guaranteed preferred debenture expense. For the years ended December 31, 1998 and 1997, the cost was $9.8 million and $7.3 million, respectively. The increase for 1998 is attributable to FBA's issuance of the FACT Preferred Securities in July 1998 (as described in Note 9 to the accompanying consolidated financial statements) and First Banks' issuance of similar securities in February 1997.
         Advertising and business development also increased to $4.7 million from $4.1 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to programs instituted in prior years and First Banks' continued commitment to expand its presence in each of its market areas.
         In addition, other noninterest expense for 1998 includes a $1.1 million charitable contribution to the Affordable Housing Assistance Program and a $500,000 charge in settlement of two lawsuits.

Investment Securities

         First Banks classifies the securities within its investment portfolio as held to maturity or available for sale. First Banks no longer engages in the trading of investment securities. As more fully described in Notes 1 and 3 to the accompanying consolidated financial statements of First Banks, the investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $451.6 million at December 31, 1999 compared to $534.8 million and $795.5 million at December 31, 1998 and 1997, respectively. See, "--Financial Condition and Average Balances" for further discussion of the investment security portfolio.

Loans and Allowance for Possible Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 91.5%, 86.7% and 85.7% of total interest income for the years ended December 31, 1999, 1998 and 1997, respectively. Loans, net of unearned discount, represented 82.1% of total assets as of December 31, 1999, compared to 78.6% and 72.1% of total assets at December 31, 1998 and 1997, respectively. Total loans, net of unearned discount, increased $420.0 million for the year ended December 31, 1999 to $4.00 billion, and $580.0 million for the year ended December 31, 1998 to $3.58 billion. First Banks views the quality, yield and growth of the loan portfolio to be instrumental elements in its growth and profitability.
         As summarized in the composition of the loan portfolio table, during the five years ended December 31, 1999, total loans, net of unearned discount, increased 46.0% from $2.74 billion at December 31, 1995 to $4.00 billion at

December 31, 1999. As discussed under "--General," in 1993, First Banks began a process of substantially enhancing its capabilities to achieve and manage internal growth. A key element of this process was the expansion of the corporate business development staff which is responsible for the internal development of both loan and deposit relationships with commercial customers. These customers require loans categorized by type of collateral as commercial, financial and agricultural loans, real estate construction and land development loans and commercial real estate loans.
         While this process was occurring, in order to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within its loan portfolio, First Banks also focused on repositioning its portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of the conforming residential mortgage loan production of First Banks has been sold in the secondary mortgage market, and the origination of indirect automobile loans has been substantially reduced. This allowed First Banks to fund part of the growth in corporate lending through its reductions in residential real estate and indirect automobile lending.
         In addition, First Banks' acquisitions added substantial portfolios of new loans. However, many of these portfolios, particularly the acquisitions completed in 1995, contained significant loan problems. As First Banks resolved the asset quality issues, the portfolios of the acquired entities tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.
         A summary of the effects of these factors on the loan portfolio for the four years ended December 31, 1999 is as follows:

                                                                               Increase (decrease)
                                                               -----------------------------------------------
                                                                         for the year ended December 31,
                                                               -----------------------------------------------
                                                                   1999        1998         1997        1996
                                                                   ----        ----         ----        ----
                                                                        (dollars expressed in thousands)

        Internal loan volume increase (decrease):
             Commercial lending.............................   $ 363,486      633,660     378,882     209,251
             Residential real estate lending................    (126,418)    (152,849)   (144,707)   (164,400)
             Consumer lending, net of unearned discount.....     (56,349)     (30,506)    (54,305)    (82,231)

        Loans provided by acquisitions......................     235,500      127,600      54,361      61,130
                                                               ---------   ----------   ---------   ---------
             Total increase in loans,
                net of unearned discount....................   $ 416,219      577,905     234,231      23,750
                                                               =========   ==========  ==========   =========

        Increase (decrease) in potential problem loans (1)..   $  11,200       12,800      (9,800)    (25,500)
                                                               =========   ==========   =========   =========

---------------------
(1) Potential problem loans include nonperforming loans and other loans identified by management as having potential credit problems.

         First Banks' lending strategy stresses quality, growth and diversification by collateral, geography and industry. A common credit underwriting structure is in place throughout First Banks. The commercial lenders focus principally on small to middle-market companies. Retail lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing needs arising out of First Banks' branch banking network.
         Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate repayment cash flows from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and smaller commercial properties, represent interim financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

         The following table shows the composition of the loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                                December 31,
                                             ---------------------------------------------------------------------------------
                                                   1999              1998            1997             1996             1995
                                             --------------    -------------     -------------    ------------     -----------
                                               Amount   %       Amount    %      Amount     %     Amount    %     Amount     %
                                               ------   -       ------    -      ------     -     ------    -     ------     -
                                                                         (dollars expressed in thousands)

Commercial, financial
  and agricultural......................  $1,086,919  27.4%  $ 920,007  26.7% $ 621,618   21.1% $ 457,186  16.7%  $  364,018   13.5%
Real estate construction
  and development.......................     795,081  20.1     720,910  20.9    413,107   14.0    289,378  10.5      209,802    7.8
Real estate mortgage:
    One-to-four-family
     residential loans..................     720,630  18.2     739,442  21.5    915,205   31.1  1,059,770  38.7    1,199,491   44.4
    Other real estate loans.............   1,130,939  28.6     789,735  22.9    713,910   24.3    600,810  21.9      512,264   19.0
Consumer and installment, net of
    unearned discount...................     225,343   5.7     274,392   8.0    279,279    9.5    333,340  12.2      413,609   15.3
                                          ---------- -----  ---------- ----- ----------  -----  --------- -----   ----------  -----
         Total loans, excluding
            loans held for sale.........   3,958,912 100.0%  3,444,486 100.0% 2,943,119  100.0% 2,740,484 100.0%   2,699,184  100.0%
                                                     =====             =====             =====            =====               =====
Loans held for sale.....................      37,412           135,619           59,081            27,485             45,035
                                          ----------        ----------       ----------         ---------         ----------
         Total loans....................  $3,996,324        $3,580,105       $3,002,200        $2,767,969         $2,744,219
                                          ==========        ==========       ==========        ==========         ==========


     Loans at December 31, 1999 mature as follows:

                                                                             Over one year
                                                                             through five
                                                                                 years          Over five years
                                                                           -----------------    ---------------
                                                              One year     Fixed    Floating    Fixed  Floating
                                                              or less      rate       rate      rate     rate      Total
                                                              --------     ----       ----      ----     ----      -----
                                                                      (dollars expressed in thousands)

Commercial, financial and agricultural....................  $   904,017   142,382     30,007   10,286      227  1,086,919
Real estate construction and development..................      765,037     8,776     19,758    1,173      337    795,081
Real estate mortgage......................................      889,691   433,884    281,482  176,901   69,611  1,851,569
Consumer and installment, net of unearned discount........       54,334   164,078        513    6,348       70    225,343
Loans held for sale.......................................       37,412        --         --       --       --     37,412
                                                            -----------  --------   --------  -------   ------  ---------
         Total loans......................................  $ 2,650,491   749,120    331,760  194,708   70,245  3,996,324
                                                            ===========  ========   ========  =======   ======  =========

         The following table is a summary of loan loss experience for the five years ended December 31, 1999:

                                                                               December 31,
                                                           ------------------------------------------------------
                                                           1999        1998        1997         1996         1995
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for possible loan losses,
  beginning of period................................ $   60,970      50,509      46,781       52,665        28,410
Acquired allowances for possible loan losses.........      3,008       3,200          30        2,338        24,655
                                                      ----------  ----------  ----------    ---------      --------
                                                          63,978      53,709      46,811       55,003        53,065
                                                      ----------  ----------  ----------    ---------      --------
Loans charged-off:
    Commercial, financial and agricultural...........    (10,855)     (3,908)     (2,308)      (8,918)       (2,337)
    Real estate construction and development.........       (577)       (185)     (2,242)      (1,241)         (275)
    Real estate mortgage.............................     (2,561)     (2,389)     (6,250)     (10,308)       (5,948)
    Consumer and installment.........................     (3,728)     (3,701)     (6,032)      (8,549)       (7,060)
                                                      ----------  ----------  ----------    ---------      --------
            Total....................................    (17,721)    (10,183)    (16,832)     (29,016)      (15,620)
                                                      ----------  ----------  ----------    ---------      --------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      3,602       3,417       2,146        2,642         1,714
    Real estate construction and development.........        849         342         269          495           666
    Real estate mortgage.............................      2,357       2,029       3,666        3,255           290
    Consumer and installment.........................      2,473       2,656       3,149        2,908         2,189
                                                      ----------  ----------  ----------    ---------     ---------
            Total....................................      9,281       8,444       9,230        9,300         4,859
                                                      ----------  ----------  ----------    ---------     ---------
            Net loans charged-off....................     (8,440)     (1,739)     (7,602)     (19,716)      (10,761)
                                                      ----------  ----------  ----------    ---------     ---------
Provision for possible loan losses...................     13,073       9,000      11,300       11,494        10,361
                                                      ----------  ----------  ----------    ---------     ---------
Allowance for possible loan losses, end of period.... $   68,611      60,970      50,509       46,781        52,665
                                                      ==========  ==========  ==========    =========     =========

Loans outstanding:
    Average.......................................... $3,812,508   3,250,719   2,846,157    2,726,297     2,598,936
    End of period....................................  3,996,324   3,580,105   3,002,200    2,767,969     2,744,219
    End of period, excluding loans held for sale.....  3,958,912   3,444,486   2,943,119    2,740,484     2,699,184
                                                      ==========  ==========  ==========    =========     =========

    Ratio of allowance for possible loan
      losses to loans outstanding:
         Average.....................................       1.80%       1.88%       1.77%        1.72%         2.03%
         End of period...............................       1.72        1.70        1.68         1.69          1.92
         End of period, excluding
           loans held for sale.......................       1.73        1.77        1.72         1.71          1.95
    Ratio of net charge-offs
      to average loans outstanding...................       0.22        0.05        0.27         0.72          0.41
    Ratio of current year recoveries to
       preceding year's total charge-offs............      91.14       50.17       31.81        59.54         72.57
                                                      ==========  ==========  ==========    =========    ==========

Allocation of allowance for possible
  loan losses at end of period:
    Commercial, financial and agricultural........... $   24,898      19,239      14,879       13,579        12,501
    Real estate construction and development.........     13,264      15,073       7,148        4,584         4,665
    Real estate mortgage.............................     20,750      18,774      18,317       14,081        19,849
    Consumer and installment.........................      4,390       5,180       5,089       10,296        10,016
    Unallocated......................................      5,309       2,704       5,076        4,241         5,634
                                                      ----------  ----------  ----------    ---------    ----------
            Total.................................... $   68,611      60,970      50,509       46,781        52,665
                                                      ==========  ==========  ==========    =========    ==========

Percent of categories to loans,
  net of unearned discount:
    Commercial, financial and agricultural...........      27.20%      25.70%      20.71%       16.52%       13.27%
    Real estate construction and development.........      19.90       20.14       13.76        10.45         7.65
    Real estate mortgage.............................      46.33       42.71       54.26        60.00        62.49
    Consumer and installment.........................       5.64        7.66        9.30        12.04        14.95
    Loans held for sale..............................       0.93        3.79        1.97         0.99         1.64
                                                      ----------  ----------  ----------    ---------    ---------
            Total....................................     100.00%     100.00%     100.00%      100.00%      100.00%
                                                      ==========  ==========  ==========    =========    =========


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  December 31,
                                                             -----------------------------------------------------
                                                             1999        1998         1997        1996        1995
                                                             ----        ----         ----        ----        ----
                                                                        (dollars expressed in thousands)

Commercial, financial and agricultural:
    Nonaccrual.......................................  $    18,397      15,385         4,017       4,113      9,930
    Restructured terms...............................           29          --            --         130         --
Real estate construction and development:
    Nonaccrual.......................................        1,886       3,858         4,097         817      2,002
Real estate mortgage:
    Nonaccrual.......................................       16,414      18,858        10,402      24,486     27,159
    Restructured terms...............................        2,979       5,221         5,456         278         --
Consumer and installment:
    Nonaccrual.......................................           32         216            94         440        300
    Restructured terms...............................           --          --            --           5         --
                                                       -----------   ---------     ---------   ---------  ---------
          Total nonperforming loans..................       39,737      43,538        24,066      30,269     39,391
Other real estate....................................        2,129       3,709         7,324      10,607      7,753
                                                       -----------   ---------     ---------   ---------  ---------
          Total nonperforming assets.................  $    41,866      47,247        31,390      40,876     47,144
                                                       ===========   =========     =========   =========  =========

Loans, net of unearned discount......................  $ 3,996,324   3,580,105     3,002,200   2,767,969  2,744,219
                                                       ===========   =========     =========   =========  =========

Loans past due 90 days or more and still accruing....  $     5,844       4,674         2,725       3,779      8,474
                                                       ===========   =========     =========   =========  =========

Allowance for possible loan losses to loans..........         1.72%       1.70%         1.68%       1.69%      1.92%
Nonperforming loans to loans.........................         0.99        1.22          0.80        1.09       1.44
Allowance for possible loan losses to
    nonperforming loans..............................       172.66      140.04        209.88      154.55     133.70
Nonperforming assets to loans and
    other real estate................................         1.05        1.32          1.04        1.47       1.71
                                                       ===========   =========    ==========   =========  =========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $39.7 million at December 31, 1999 in comparison to $43.5 million at December 31, 1998. The decrease in nonperforming loans in 1999 primarily results from continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities. As previously discussed, certain acquired loan portfolios, particularly those acquired during 1994 and 1995, exhibited varying degrees of distress prior to their purchase by First Banks. While these problems had been identified and considered in the acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans (as defined below) to $95.0 million at December 31, 1995 from $41.3 million at December 31, 1994. As First Banks worked to correct these asset quality problems, such assets were reduced to $59.3 million at December 31, 1997. At December 31, 1998, nonperforming assets and problem loans increased to $68.5 million. The increase for 1998 was primarily attributable to two commercial loans totaling $6.0 million, net of charge-off, the acquisitions of Republic Bank and Pacific Bay Bank and the overall growth of the loan portfolio, principally within commercial, financial and agricultural, real estate construction and development and commercial real estate loans. While nonperforming assets and problem loans have, in general, increased in 1998 and 1999, First Banks does not believe such increases to be indicative of distress or negative trends within any of the major loan concentration areas.
         As of December 31, 1999,  1998,  1997,  1996 and 1995,  $36.3  million,
$21.3 million, $27.9 million, $31.5 million and $47.9 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans) which raised doubt as to the ability of the borrowers to comply with the present loan repayment terms.
         First Banks' credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans, indirect automobile loans and credit card loans. These homogeneous loans are assigned an initial rating based on First Banks' experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.
         Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
         Each month, the credit administration department provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.
         First Banks does not engage in lending in foreign countries or based on activities in foreign countries. Additionally, First Banks does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table and Note 4 to the accompanying consolidated financial statements. First Banks does not have a material amount of interest-earning assets that would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

         Deposits are the primary source of funds for the Subsidiary Banks. First Banks' deposits consist principally of core deposits from its Subsidiary Banks' local market areas, including individual and corporate customers. The following table sets forth the distribution of First Banks' average deposit accounts at the dates indicated and the weighted average interest rates on each category of deposit:

                                                                          December 31,
                                    -----------------------------------------------------------------------------------
                                               1999                        1998                         1997
                                    --------------------------  --------------------------   --------------------------
                                                Percent                     Percent                      Percent
                                                  of                          of                           of
                                     Amount     deposits  Rate    Amount    deposits  Rate     Amount    deposits   Rate
                                     ------     --------  ----    ------    --------  ----     ------    --------   ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand....... $  552,029     13.59%   --%  $  463,939     12.27%    --%  $  394,580     11.77%     --%
Interest-bearing demand.........     391,892      9.65  1.30      357,463      9.45   1.44      332,712      9.92    1.70
Savings.........................    ,220,425     30.03  3.61    1,076,524     28.48   3.96      761,052     22.70    3.60
Time deposits of $100 or more...     230,520      5.67  5.41      212,691      5.63   5.85      183,223      5.47    6.01
Other time......................   1,668,698     41.06  5.34    1,669,638     44.17   5.72    1,681,014     50.14    6.01
                                  ----------    ------  ====   ----------   -------   ====   ----------     -----    ====
      Total average deposits....  $4,063,564    100.00%        $3,780,255    100.00%         $3,352,581    100.00%
                                  ==========    ======         ==========    ======          ==========    ======


Capital and Dividends

         Historically, First Banks has accumulated capital to support its acquisitions by retaining most of its earnings. The Company pays relatively small dividends on the Class A convertible, adjustable rate preferred stock and the Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 1999, 1998 and 1997. The dividends paid on the Class C Preferred Stock, which was redeemed in December 1997, were $4.28 million for the year ended December 31, 1997. First Banks has never paid, and has no present intention to pay, dividends on its common stock.
         As more fully discussed in Note 19 to the accompanying consolidated financial statements, management believes as of December 31, 1999 and 1998, First Banks and the Subsidiary Banks were "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.
         As more fully discussed under "--Company Profile," "--Financial Condition and Average Balances," and Note 9 to the accompanying consolidated financial statements, in February 1997 and July 1998, First Banks and FBA formed FPCT and FACT for the purpose of issuing $86.25 million of FPCT Preferred Securities and $46.0 of FACT Preferred Securities, respectively. For regulatory reporting purposes, the FPCT Preferred Securities and the FACT Preferred Securities are eligible for inclusion, subject to certain limitations, in First Banks' Tier 1 capital.

Liquidity

         The liquidity of First Banks and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, First Banks and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including First Banks' $100 million Credit Agreement. The aggregate funds acquired from these more volatile sources were $476.8 million and $391.4 million at December 31, 1999 and 1998, respectively.
         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and the note payable, at December 31, 1999:

                                                                                         December 31, 1999
                                                                                         -----------------
                                                                                 (dollars expressed in thousands)

                Three months or less...................................................     $ 254,255
                Over three months through six months...................................        72,488
                Over six months through twelve months..................................       106,893
                Over twelve months.....................................................        43,132
                                                                                            ---------
                         Total.........................................................     $ 476,768
                                                                                            =========

         In addition to these more volatile sources of funds, in 1999, First Bank, FB&T, FB California and FB Texas have established borrowing relationships with the Federal Reserve Bank in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At December 31, 1999, First Banks' borrowing capacity under these agreements was approximately $1.67 billion. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $395.9 million at December 31, 1999.
         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet First Banks' operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the FPCT Preferred Securities and the FACT Preferred Securities.

Year 2000 Compatibility

         First Banks and the Subsidiary Banks were subject to risks associated with the "Year 2000" issue, a term which referred to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions were particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.
         As more fully discussed in Note 17 to the accompanying consolidated financial statements, data processing services are provided to First Banks by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 issue, First Banks, working jointly with First Services, L.P., established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan
(Plan) as approved by the Board of Directors. The Plan summarized each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addressed both Information Technology
(IT) projects, such as data processing and data network applications, and non-IT projects, such as building facilities and security systems. The major phases of the Program were awareness, assessment, remediation, validation and implementation.
         First Banks' critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, First Banks closely reviewed and monitored the Year 2000 progress as reported by each vendor and tested, in most cases, on a system separate from the on-line production system. For the critical systems that were modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000 ready." As the remediation phase was completed within the stated deadline, First Banks did not invoke any remediation contingency efforts.
         First Banks  accelerated  the replacement of its existing teller system
(ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC had been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the new teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. The CFI system installation was completed during the fourth quarter of 1999. In conjunction with the teller replacement, First Banks also upgraded its local area network-based systems, networks and core processor, and purchased certain item processing equipment, as the previous equipment, which was fully depreciated, was not Year 2000 compliant. The cost of the teller replacement, the upgrades and the item processing equipment was $12.3 million and is being charged to expense over 60 months.
         First Banks successfully completed all phases of the Program within the appropriate timeframes established by the regulatory agencies. In addition, First Banks did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by First Banks' more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $14.9 million, comprised of capital improvements of $12.3 million and direct expenses reimbursable to First Services, L.P. of $2.6 million. The capital improvements, as previously discussed, are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $1.8 million and $650,000 for the years ended December 31, 1999 and 1998, respectively.

Effects of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities. In June 1999, the FASB issued SFAS No. 137 -- Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. First Banks is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

Effects of Inflation

         Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions that are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, First Banks believes this is generally manageable through its asset-liability management program.

                                FIRST BANKS, INC.

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED



                                                                               1999 Quarter Ended
                                                                ---------------------------------------------------
                                                                 March 31     June 30   September 30    December 31
                                                                ---------     -------   ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $  82,560      85,641       89,045        95,836
Interest expense.............................................      38,966      38,150       39,544        42,041
                                                                ---------   ---------    ---------      --------
       Net interest income...................................      43,594      47,491       49,501        53,795
Provision for possible loan losses...........................       2,490       3,373        2,880         4,330
                                                                ---------   ---------    ---------      --------
       Net interest income after provision
         for possible loan losses............................      41,104      44,118       46,621        49,465
Noninterest income...........................................       9,603      13,515        9,021         9,511
Noninterest expense..........................................      35,487      37,248       37,515        40,557
                                                                ---------   ---------    ---------      --------
       Income before provision for income taxes and
         minority interest in income of subsidiaries.........      15,220      20,385       18,127        18,419
Provision for income taxes...................................       5,638       7,465        6,689         6,521
                                                                ---------   ---------    ---------      --------
       Income before minority interest in
         income of subsidiaries..............................       9,582      12,920       11,438        11,898
Minority interest in income of subsidiaries..................         311         361          416           572
                                                                ---------   ---------    ---------      --------
       Net income............................................   $   9,271      12,559       11,022        11,326
                                                                =========   =========    =========      ========
Earnings per share:
    Basic....................................................   $  383.52      525.23       457.54        467.62
    Diluted..................................................      372.57      505.15       444.11        456.94
                                                                =========   =========    =========      ========


                                                                               1998 Quarter Ended
                                                                 --------------------------------------------------
                                                                 March 31     June 30   September 30    December 31
                                                                 --------     -------   ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $  78,930      80,940       83,756        84,234
Interest expense.............................................      40,601      41,121       40,302        40,155
                                                                ---------   ---------    ---------      --------
       Net interest income...................................      38,329      39,819       43,454        44,079
Provision for possible loan losses...........................       2,100       1,850        2,275         2,775
                                                                ---------   ---------    ---------      --------
       Net interest income after provision
         for possible loan losses............................      36,229      37,969       41,179        41,304
Noninterest income...........................................       7,794       8,357        9,000        11,346
Noninterest expense..........................................      32,059      35,037       36,106        35,502
                                                                ---------   ---------    ---------      --------
       Income before provision for income taxes and
         minority interest in income of subsidiaries.........      11,964      11,289       14,073        17,148
Provision for income taxes...................................       4,256       4,134        5,079         6,224
                                                                ---------   ---------    ---------      --------
       Income before minority interest in
         income of subsidiaries..............................       7,708       7,155        8,994        10,924
Minority interest in income of subsidiaries..................         342         279          407           243
                                                                ---------   ---------    ---------      --------
       Net income............................................   $   7,366       6,876        8,587        10,681
                                                                =========   =========    =========      ========
Earnings per share:
    Basic....................................................   $  302.99      285.02       354.65        440.38
    Diluted..................................................      293.85      274.34       343.73        428.42
                                                                =========   =========    =========      ========

                                FIRST BANKS, INC.

                          INDEPENDENT AUDITORS' REPORT








The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                  /s/ KPMG LLP
                                  ------------


St. Louis, Missouri
March 15, 2000

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)


                                                                                              December 31,
                                                                                       -------------------------
                                                                                        1999                1998
                                                                                        ----                ----

                                             ASSETS
                                             ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    126,720         174,329
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          1,674           3,733
     Federal funds sold............................................................         42,500          36,700
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        170,894         214,762
                                                                                      ------------     -----------

Investment securities:
     Trading, at fair value........................................................             --           3,425
     Available for sale, at fair value.............................................        430,093         509,695
     Held to maturity, at amortized cost (fair value of $21,476 and
       $22,568 at December 31, 1999 and 1998, respectively)........................         21,554          21,676
                                                                                      ------------     -----------
               Total investment securities.........................................        451,647         534,796
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,086,919         920,007
     Real estate construction and development......................................        795,081         720,910
     Real estate mortgage..........................................................      1,851,569       1,529,177
     Consumer and installment......................................................        233,374         282,549
     Loans held for sale...........................................................         37,412         135,619
                                                                                      ------------     -----------
               Total loans.........................................................      4,004,355       3,588,262
     Unearned discount.............................................................         (8,031)         (8,157)
     Allowance for possible loan losses............................................        (68,611)        (60,970)
                                                                                      ------------     -----------
               Net loans...........................................................      3,927,713       3,519,135
                                                                                      ------------     -----------

Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................         75,647          63,848
Intangibles associated with the purchase of subsidiaries...........................         46,085          36,534
Mortgage servicing rights, net of amortization.....................................          8,665           9,825
Accrued interest receivable........................................................         33,491          28,465
Other real estate..................................................................          2,129           3,709
Deferred income taxes..............................................................         51,972          46,848
Other assets.......................................................................         99,504          96,888
                                                                                      ------------     -----------
               Total assets........................................................   $  4,867,747       4,554,810
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
             (dollars expressed in thousands, except per share data)


                                                                                              December 31,
                                                                                        ------------------------
                                                                                        1999                1998
                                                                                        ----                ----


                                           LIABILITIES
                                           -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    606,064         561,383
       Interest-bearing............................................................        415,113         377,435
     Savings.......................................................................      1,198,314       1,198,567
     Time:
       Time deposits of $100 or more...............................................        339,214         219,996
       Other time deposits.........................................................      1,693,109       1,582,604
                                                                                      ------------     -----------
          Total deposits...........................................................      4,251,814       3,939,985
Short-term borrowings..............................................................         73,554         121,331
Note payable.......................................................................         64,000          50,048
Accrued interest payable...........................................................         11,607           5,817
Deferred income taxes..............................................................          6,582          10,920
Accrued expenses and other liabilities.............................................         25,616          20,652
Minority interest in subsidiary....................................................         12,058          15,251
                                                                                      ------------     -----------
          Total liabilities........................................................      4,445,231       4,164,004
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................         83,394          83,288
     First Banks America, Inc. subordinated debentures.............................         44,217          44,155
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        127,611         127,443
                                                                                      ------------     -----------

                                      STOCKHOLDERS' EQUITY
                                      --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at December 31, 1999 and 1998...............................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          3,318             780
Retained earnings..................................................................        270,259         231,867
Accumulated other comprehensive income.............................................          2,350          11,738
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        294,905         263,363
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  4,867,747       4,554,810
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars expressed in thousands, except per share data)

                                                                                      Years ended December 31,
                                                                                   ---------------------------
                                                                                   1999         1998        1997
                                                                                   ----         ----        ----
Interest income:
     Interest and fees on loans..............................................  $ 323,207      284,177      252,766
     Investment securities:
       Taxable...............................................................     26,206       39,898       35,248
       Nontaxable............................................................        937          985        1,008
     Federal funds sold and other............................................      2,732        2,800        6,079
                                                                               ---------     --------    ---------
         Total interest income...............................................    353,082      327,860      295,101
                                                                               ---------     --------    ---------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................      5,098        5,135        5,648
       Savings...............................................................     44,101       42,591       27,383
       Time deposits of $100 or more.........................................     11,854       12,024       10,386
       Other time deposits...................................................     84,639       92,305       95,244
     Interest rate exchange agreements, net..................................      5,397        3,810        6,574
     Short-term borrowings...................................................      3,983        2,903        2,103
     Note payable............................................................      3,629        3,411        1,493
                                                                               ---------     --------    ---------
         Total interest expense..............................................    158,701      162,179      148,831
                                                                               ---------     --------    ---------
         Net interest income.................................................    194,381      165,681      146,270
Provision for possible loan losses...........................................     13,073        9,000       11,300
                                                                               ---------     --------    ---------
         Net interest income after provision for possible loan losses........    181,308      156,681      134,970
                                                                               ---------     --------    ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........     17,676       14,876       12,491
     Credit card fees........................................................        409        2,999        2,914
     Loan servicing fees, net................................................        657        1,017        1,628
     Gain on mortgage loans sold and held for sale...........................      6,909        5,563          716
     Net gain on sales of available-for-sale securities......................        791        1,466        2,335
     Net (loss) gain on trading securities...................................       (303)         607          121
     Gain on sales of branches, net of expenses..............................      4,406           --           --
     Other...................................................................     11,105        9,969        5,492
                                                                               ---------     --------    ---------
         Total noninterest income............................................     41,650       36,497       25,697
                                                                               ---------     --------    ---------
Noninterest expense:
     Salaries and employee benefits..........................................     61,524       55,907       43,011
     Occupancy, net of rental income.........................................     12,518       11,037       10,617
     Furniture and equipment.................................................      8,520        8,122        7,618
     Federal Deposit Insurance Corporation premiums..........................      1,310        1,370          804
     Postage, printing and supplies..........................................      4,244        5,230        4,187
     Data processing fees....................................................     18,567       13,917        8,450
     Legal, examination and professional fees................................      9,109        5,326        4,587
     Credit card.............................................................        667        3,396        3,343
     Communications..........................................................      2,488        2,874        2,611
     Advertising and business development....................................      3,734        4,668        4,054
     (Gain) loss on sales of other real estate, net of expenses..............       (622)          81         (331)
     Guaranteed preferred debentures.........................................     12,050        9,842        7,322
     Other...................................................................     16,698       16,934       14,014
                                                                               ---------     --------    ---------
         Total noninterest expense...........................................    150,807      138,704      110,287
                                                                               ---------     --------    ---------
         Income before provision for income taxes and minority interest
           in  income of subsidiary..........................................     72,151       54,474       50,380
Provision for income taxes...................................................     26,313       19,693       16,083
                                                                               ---------     --------    ---------
         Income before minority interest in income of subsidiary.............     45,838       34,781       34,297
Minority interest in income of subsidiary....................................      1,660        1,271        1,270
                                                                                --------     --------    ---------
         Net income..........................................................     44,178       33,510       33,027
Preferred stock dividends....................................................        786          786        5,067
                                                                               ---------     --------    ---------
         Net income available to common stockholders.........................  $  43,392       32,724       27,960
                                                                                ========     ========    =========
Earnings per common share:
     Basic...................................................................  $1,833.91     1,383.04     1,181.69
     Diluted.................................................................   1,775.47     1,337.09     1,134.28
                                                                               =========     ========    =========

Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                               =========     ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       Three years ended December 31, 1999
             (dollars expressed in thousands, except per share data)



                                                   Class C                                                           Accu-
                                                  preferred     Adjustable rate                                     mulated
                                                   stock,       preferred stock                                      other   Total
                                                                ---------------
                                                 increasing   Class A                             Compre-           compre-  stock-
                                                    rate,     conver-            Common   Capital hensive Retained  hensive holders'
                                                 redeemable    tible   Class B    stock   surplus income  earnings  income  equity
                                                 ----------    -----   -------    -----   ------- ------  --------  ------  ------

Consolidated balances, January 1, 1997........... $ 53,887    12,822     241     5,915    3,289            171,182   4,053  251,389
Year ended December 31, 1997:
    Comprehensive income:
      Net income.................................       --        --      --        --       --    33,027   33,027      --   33,027
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
        reclassification adjustment (1)..........       --        --      --        --       --     5,385       --   5,385    5,385
                                                                                                  -------
      Comprehensive income.......................                                                  38,412
                                                                                                  =======
    Class C preferred stock dividends,
      $2.25 per share............................       --        --      --        --       --             (4,280)     --   (4,280)
    Class A preferred stock dividends,
      $1.20 per share............................       --        --      --        --       --               (769)     --     (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --        --      --        --       --                (17)     --      (17)
    Purchase and retirement of Class C
       preferred stock...........................   (6,774)       --      --        --     (161)                --      --   (6,935)
    Redemption of Class C preferred stock........  (47,113)       --      --        --       --                 --      --  (47,113)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --        --      --        --      850                 --      --      850
                                                   -------    ------    ----     -----   ------            -------  ------  -------
Consolidated balances, December 31, 1997.........       --    12,822     241     5,915    3,978            199,143   9,438  231,537
Year ended December 31, 1998:
    Comprehensive income:
      Net income.................................       --        --      --        --       --    33,510   33,510      --   33,510
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
        reclassification adjustment (1)..........       --        --      --        --       --     2,300       --   2,300    2,300
                                                                                                  -------
      Comprehensive income.......................                                                  35,810
                                                                                                  =======
    Class A preferred stock dividends,
      $1.20 per share............................       --        --      --        --      --                (769)     --     (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --        --      --        --      --                 (17)     --      (17)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --        --      --        --  (3,198)                 --      --   (3,198)
                                                  --------    ------    ----     -----  ------             -------  ------  -------
Consolidated balances, December 31, 1998.........       --    12,822     241     5,915     780             231,867  11,738  263,363
Year ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --        --      --        --      --     44,178   44,178      --   44,178
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
        reclassification adjustment (1)..........       --        --      --        --      --     (9,388)      --  (9,388)  (9,388)
                                                                                                  -------
      Comprehensive income.......................                                                  34,790
                                                                                                  =======
    Class A preferred stock dividends,
     $1.20 per share.............................       --        --      --        --      --                (769)     --     (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --        --      --        --      --                 (17)     --      (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --        --      --        --   (3,273)                --      --   (3,273)
    Reclassification of retained earnings........       --        --      --        --    5,000             (5,000)     --       --
    Reduction of deferred tax asset
      valuation allowance........................       --        --      --        --      811                 --      --      811
                                                  --------    ------    ----     -----   ------            -------  ------  -------

Consolidated balances, December 31, 1999......... $     --    12,822     241     5,915    3,318            270,259   2,350  294,905
                                                  ========    ======    ====     =====   ======            =======  ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                           Three years ended December 31, 1999
                                                                                           -----------------------------------

                                                                                                1999        1998       1997
                                                                                                ----        ----       ----

     Unrealized (losses) gains arising during the period....................................  $(8,874)     3,253      6,903
     Less reclassification adjustment for gains included in net income......................      514        953      1,518
                                                                                              -------      -----      -----
     Unrealized (losses) gains on securities................................................  $(9,388)     2,300      5,385
                                                                                              =======      =====      =====

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)


                                                                                        Years ended December 31,
                                                                                      --------------------------
                                                                                      1999       1998        1997
                                                                                      ----       ----        ----

Cash flows from operating activities:
     Net income.................................................................  $ 44,178     33,510       33,027
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Depreciation and amortization of bank premises and equipment.............     7,609      5,293        5,687
       Amortization, net of accretion...........................................    12,632     10,494        9,512
       Originations and purchases of loans held for sale........................  (452,941)  (628,544)    (174,330)
       Proceeds from the sale of loans held for sale............................   507,077    520,994      148,350
       Provision for possible loan losses.......................................    13,073      9,000       11,300
       Provision for income taxes...............................................    26,313     19,693       16,083
       Payments of income taxes.................................................   (23,904)   (16,091)     (17,976)
       Decrease (increase) in accrued interest receivable.......................    (3,164)       256       (5,107)
       Net decrease (increase) in trading securities............................     3,425       (315)      (3,110)
       Interest accrued on liabilities..........................................   158,701    162,368      148,831
       Payments of interest on liabilities......................................  (154,056)  (167,090)    (149,380)
       Other operating activities, net..........................................    (7,201)    (5,582)      (7,284)
       Minority interest in income of subsidiary................................     1,660      1,271        1,270
                                                                                  --------    -------     --------
         Net cash provided by (used in) operating activities....................   133,402    (54,743)      16,873
                                                                                  --------    -------     --------
Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of
         cash and cash equivalents received (paid)..............................   (15,961)    29,339       84,556
     Proceeds from sales of investment securities available for sale............    63,938    136,042       20,930
     Maturities of investment securities available for sale.....................   350,940    395,961      447,547
     Maturities of investment securities held to maturity.......................     2,708      2,314        1,804
     Purchases of investment securities available for sale......................  (288,023)  (167,082)    (686,474)
     Purchases of investment securities held to maturity........................    (2,627)    (4,910)        (844)
     Net increase in loans......................................................  (268,238)  (443,741)    (174,804)
     Recoveries of loans previously charged-off.................................     9,281      8,444        9,230
     Purchases of bank premises and equipment...................................   (17,099)   (14,851)      (6,413)
     Other investing activities.................................................       (10)   (13,919)     (54,681)
                                                                                  --------    -------     --------
         Net cash used in investing activities..................................  (165,091)   (72,403)    (359,149)
                                                                                  --------    -------     --------
Cash flows from financing activities:
     Decrease (increase) in demand and savings deposits.........................   (72,895)   258,757      304,193
     Increase (decrease) in time deposits.......................................   144,499   (171,207)      (8,348)
     Decrease (increase) in Federal Home Loan Bank advances.....................   (50,000)    48,485      (37,218)
     Increase in securities sold under agreements to repurchase.................     2,223     18,692       21,390
     Increase (decrease) in notes payable.......................................    13,952    (24,637)     (21,186)
     Purchase and retirement of Class C preferred stock.........................        --         --      (54,048)
     Proceeds from issuance of guaranteed preferred subordinated debentures.....        --     44,124       83,086
     Sale of branch deposits....................................................   (49,172)        --           --
     Payment of preferred stock dividends.......................................      (786)      (786)      (5,067)
                                                                                  --------    -------     --------
         Net cash (used in) provided by financing activities....................   (12,179)   173,428      282,802
                                                                                  --------    -------     --------
         Net (decrease) increase in cash and cash equivalents...................   (43,868)    46,282      (59,474)
Cash and cash equivalents, beginning of year....................................   214,762    168,480      227,954
                                                                                  --------    -------     --------
Cash and cash equivalents, end of year..........................................  $170,894    214,762      168,480
                                                                                  ========    =======     ========
Noncash investing and financing activities:
     Loans transferred to other real estate.....................................  $  4,039      3,067        4,295
     Loans exchanged for and transferred to available-for-sale
         investment securities..................................................        --     65,361           --
     Loans held for sale exchanged for and transferred to
         available-for-sale investment securities...............................     3,985     23,898           --
     Loans held for sale transferred to loans...................................    32,982         --           --
                                                                                  ========    =======     ========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant accounting policies followed by First Banks:

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

         Principles of Consolidation. The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 and 1997 amounts have been made to conform with the 1999 presentation.
         First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         First Bank, headquartered in St. Louis County, Missouri (First Bank); First Bank & Trust, headquartered in Newport Beach, California (FB&T); First Banks America, Inc., headquartered in St. Louis County, Missouri
            (FBA), and its wholly owned subsidiaries:
                First Bank Texas N.A., headquartered in Houston, Texas
                (FB Texas);
                First Bank of California, headquartered in Roseville, California (FB California); and,
                Redwood Bank, headquartered in San Francisco, California.

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 76.8% owned by First Banks at December 31, 1998. On February 17, 1999, First Banks completed its purchase of 314,848 shares of FBA common stock pursuant to a tender offer to purchase up to 400,000 shares of FBA common stock. The tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA. First Banks' ownership interest in FBA at December 31, 1999 was 83.4%.
         On February 2, 1998, First Commercial Bancorp, Inc., a majority-owned subsidiary of First Banks, was acquired by FBA and its subsidiary bank, First Commercial Bank, was merged into FB California. The combination of these entities did not have a material impact on the financial condition or results of operations of First Banks.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
         The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $10.8 million and $49.4 million at December 31, 1999 and 1998, respectively.

         Investment Securities. The classification of investment securities as trading, available for sale or held to maturity is determined at the date of purchase. Investment securities designated as trading, which include any security held for near term sale, are valued at fair value. Realized and unrealized gains and losses are included in noninterest income.
         Investment securities designated as available for sale, which include any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income are reversed upon sale.

         Investment securities designated as held to maturity, which include any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

         Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees are deferred and accreted over the estimated life of the loans using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management's intention to hold them to maturity.
         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
         A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. First Banks uses its existing nonaccrual methods for recognizing interest income on impaired loans.

         Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

         Loan Servicing Income. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall and amortization of the cost of mortgage servicing rights. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

         Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level considered adequate to provide for probable losses. The provision for possible loan losses is based on a periodic analysis of the loans held for portfolio and held for sale, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

         Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over three to seven years.

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which range from approximately 10 to 15 years. First Banks reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable over the original estimated life. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

         Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 12 years.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred.

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

         Financial Instruments With Off-Balance-Sheet Risk. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of First Banks. The risk that a counterparty to an agreement entered into by First Banks may default is defined as "credit risk."
         First Banks is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.

         Interest Rate Swap, Floor and Cap Agreements. Interest rate swap, floor and cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements are amortized over the life of the agreements using the interest method. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying hedged asset or liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums, fees paid and deferred losses on early terminations are included in other assets in the accompanying consolidated balance sheets.

         Forward Contracts to Sell Mortgage-Backed Securities. Gains and losses on forward contracts to sell mortgage-backed securities, which qualify as hedges, are deferred. The net unamortized balance of such deferred gains and losses is applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

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

(2)  ACQUISITIONS AND DIVESTITURES

         On December 1, 1997, FBA completed its acquisition of Surety Bank, Vallejo, California, in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction, which was paid to the former shareholders of Surety Bank in January 1998, was funded by available cash. At the time of the transaction, Surety Bank had $72.8 million in total assets, $14.9 million in cash and cash equivalents and investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in total deposits. Surety Bank was merged into FB California. The excess of the cost over the fair value of the net assets acquired was $2.8 million and is being amortized over 15 years.
         During 1997, First Banks completed its assumption of the deposits and purchase of selected assets of three banking locations of Highland Federal Savings Bank, F.S.B. The transaction resulted in the acquisition of $82.8 million in deposits. The banking locations operate as branches of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.4 million and is being amortized over 10 years.

         On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank, San Pablo, California (Pacific Bay), in exchange for cash of $4.2 million. This transaction was funded from an advance under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, Pacific Bay had $38.3 million in total assets, $7.4 million in cash and cash equivalents, $29.7 million in total loans, net of unearned discount, and $35.2 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years.
         On March 19, 1998, First Banks completed its assumption of the deposits and purchase of selected assets of the Solvang, California banking location of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million in deposits and one office that operates as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.
         On September 15, 1998, First Banks completed its acquisition of Republic Bank in exchange for $19.3 million in cash. The transaction was funded from available cash of $3.3 million and borrowings of $16.0 million under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, Republic Bank had $124.1 million in total assets, $97.9 million in loans, net of unearned discount, and $117.2 million in deposits. Republic Bank, previously headquartered in Torrance, California, was merged into and operates as branch offices of FB&T. The excess of the cost over the fair value of the net assets acquired was $10.2 million and is being amortized over 15 years.
         On March 4, 1999, FBA completed its acquisition of Redwood Bancorp (Redwood) and its wholly owned subsidiary, Redwood Bank, in exchange for $26.0 million in cash. The acquisition was funded from available proceeds from FBA's sale of 8.50% Guaranteed Preferred Beneficial Interest in FBA's Subordinated Debentures completed in July 1998. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. At the time of the transaction, Redwood Bank had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $34.4 million in investment securities and $162.9 million in deposits. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years.
         In March and April 1999, First Bank completed its divestiture of seven branches in the northern and central Illinois market areas, resulting in a reduction of the deposit base of approximately $54.8 million and a pre-tax gain of $4.4 million recorded in other income.
         On August 31, 1999, First Banks completed its acquisition of Century Bank, Beverly Hills, California, in exchange for $31.5 million in cash. The transaction was funded from borrowings under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, Century Bank had $156.0 million in total assets, $94.8 million in loans, net of unearned discount, $26.1 million in investment securities and $132.0 million in total deposits. Century Bank, previously headquartered in Beverly Hills, California, was merged into and operates as branch offices of FB&T. The excess of the cost over the fair value of the net assets acquired was $4.5 million and is being amortized over 15 years.
         On September 17, 1999, FB&T completed its assumption of the deposits and certain liabilities and the purchase of selected assets of the Malibu, California branch office of Brentwood Bank of California. The transaction resulted in the acquisition of approximately $17.3 million of deposits and one branch office that operates as a branch of FB&T. The excess of the cost over the fair value of the net assets acquired was $325,000 and is being amortized over 15 years.
         The aforementioned acquisition transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.
         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $4.0 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.
         On February 29, 2000, First Banks completed its acquisition of certain assets and liabilities of First Capital Group, Inc., Albuquerque, New Mexico
(FCG), in exchange for $65.1 million in cash. FCG is a leasing company that specializes in commercial leasing and operates a multi-state leasing business. The acquisition was funded from available cash. At the time of the transaction, FCG had $64.6 million in total assets, consisting almost solely of commercial leases, net of unearned income, of $64.5 million. The premium paid on the lease portfolio acquired was $1.5 million and is being amortized as a yield adjustment over approximately 4 years. FCG is operating as a direct subsidiary of First Banks, Inc.

 (3)     INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 1999 and 1998 were as follows:

                                                        Maturity                       Total
                                          ---------------------------------------
                                                                            After      amor-          Gross               Weighted
                                          1 Year         1-5       5-10      10        tized       unrealized      Fair    average
                                                                                                 -------------
                                          or less       years      years    years      cost      Gains   Losses    value    yield
                                          -------       -----      -----    -----      ----      -----   ------    -----    -----
                                                                      (dollars expressed in thousands)

 December 31, 1999:
    Carrying value:
       U.S. Treasury..................  $  21,036      29,240        --         --     50,276      58      (45)   50,289    6.10%
       U.S. Government agencies
         and corporations:
          Mortgage-backed.............     12,489       2,274    20,946     98,935    134,644      20   (1,540)  133,124    6.64
          Other.......................    144,185      26,073    13,170     24,256    207,684       4   (3,607)  204,081    6.02
       Foreign debt securities........      2,995          --        --         --      2,995     286       --     3,281    9.42
       Equity investments in other
         financial institutions.......      9,605          --        --         --      9,605   8,492     (434)   17,663    8.53
       Federal Home Loan Bank and
         Federal Reserve Bank stock
         (no stated maturity).........     21,655          --        --         --     21,655      --       --    21,655    6.07
                                        ---------    --------   -------    -------    -------  ------   ------   -------
                Total.................  $ 211,965      57,587    34,116    123,191    426,859   8,860   (5,626)  430,093    6.26
                                        =========    ========   =======    =======    =======  ======   ======   =======  ======

    Market value:
       Debt securities................  $ 177,426      57,448    32,998    119,621
       Equity securities..............     42,600          --        --         --
                                        ---------    --------   -------    -------
                Total.................  $ 220,026      57,448    32,998    119,621
                                        =========    ========   =======    =======

    Weighted average yield............       6.00%       6.44%     6.26%      6.79%
                                        =========    ========   =======    =======


 December 31, 1998:
    Carrying value:
       U.S. Treasury..................  $  54,288      84,990        --         --    139,278   2,312       --   141,590    5.98%
       U.S. Government agencies
         and corporations:
          Mortgage-backed.............     11,642      27,334    32,352    113,912    185,240   1,082     (171)  186,151    6.35
          Other.......................     16,893      78,047    35,524      6,980    137,444   1,060      (15)  138,489    6.07
       Equity investments in other
         financial institutions.......      8,805          --        --         --      8,805  14,061       --    22,866    4.75
       Federal Home Loan Bank and
         Federal Reserve Bank stock
         (no stated maturity).........     20,599          --        --         --     20,599      --       --    20,599    6.36
                                        ---------    --------   -------    -------    -------  ------    -----   -------
                Total.................  $ 112,227     190,371    67,876    120,892    491,366  18,515     (186)  509,695    6.14
                                        =========    ========   =======    =======    =======  ======    =====   =======  ======

    Market value:
       Debt securities................  $  83,324     193,231    68,135    121,540
       Equity securities..............     43,465          --        --         --
                                        ---------    --------   -------    -------
                Total.................  $ 126,789     193,231    68,135    121,540
                                        =========    ========   =======    =======

    Weighted average yield............       5.92%       5.96%     6.36%      6.51%
                                        =========    ========   =======    =======


         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1999 and 1998 were as follows:

                                                        Maturity                       Total
                                          ---------------------------------------
                                                                            After      amor-          Gross               Weighted
                                          1 Year         1-5       5-10      10        tized       unrealized      Fair    average
                                                                                                 --------------
                                          or less       years      years    years      cost      Gains   Losses    value    yield
                                          -------       -----      -----    -----      ----      -----   ------    -----    -----
                                                                      (dollars expressed in thousands)

 December 31, 1999:
    Carrying value:
       U.S. Government agencies
         and corporations:
          Mortgage-backed.............  $      --          --        --      2,355      2,355      --     (155)    2,200    6.28%
       State and political
          subdivisions................        506      11,196     5,322      1,965     18,989     275     (198)   19,066    5.05
       Other..........................         --         210        --         --        210      --       --       210    6.92
                                        ---------    --------   -------    -------    -------   -----    -----    ------
                Total.................  $     506      11,406     5,322      4,320     21,554     275     (353)   21,476    5.22
                                        =========    ========   =======    =======    =======   =====    =====    ======  ======

    Market value:
       Debt securities................  $     512      11,505     5,125      4,334
                                        =========     =======   =======    =======

    Weighted average yield............       5.09%       4.97%     4.55%      6.62%
                                        =========    ========   =======    =======

 December 31, 1998:
    Carrying value:
       U.S. Government agencies
         and corporations:
          Mortgage-backed.............  $      --         --        --       2,507      2,507      --      (13)    2,494    6.41%
       State and political
          subdivisions................        776       7,323     8,700      2,085     18,884     897       --    19,781    5.38
       Other..........................         75         210        --         --        285       8       --       293    6.68
                                        ---------    --------   -------    -------    -------   -----    -----    ------
                Total.................  $     851       7,533     8,700      4,592     21,676     905      (13)   22,568    5.51
                                        =========    ========   =======    =======    =======   =====    =====    ======  ======

    Market value:
       Debt securities................  $     862       7,777     8,986      4,943
                                        =========    ========   =======     ======

    Weighted average yield............       5.21%       5.43%     4.96%      6.69%
                                        =========     =======    ======     ======

         Proceeds from sales of trading investment securities were $2.9 million, $311 million and $215 million for the years ended December 31, 1999, 1998 and 1997, respectively. There were no gross gains realized on these sales for the year ended December 31, 1999. Gross gains of $879,000 and $233,000 were realized on these sales for the years ended December 31, 1998 and 1997, respectively. Gross losses of $303,000, $234,000 and $122,000 were realized on these sales for the years ended December 31, 1999, 1998 and 1997, respectively.
         Proceeds from sales of available-for-sale investment securities were $63.9 million, $136.0 million and $20.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Gross gains of $791,000, $1.5 million and $2.3 million were realized on these sales. There were no losses realized on these sales in 1999, 1998 and 1997.
         Proceeds from calls of held-to-maturity investment securities were $20,000 for the year ended December 31, 1999. Gross losses of $1,200 were realized on these called securities for the year ended December 31, 1999.
         Certain of the Subsidiary Banks maintain investments in the Federal Home Loan Bank (FHLB) and/or the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank, FB&T, FB California and FB Texas are members of the FHLB system. The investment in FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank and FB Texas are members of the FRB system.
         Investment securities with a carrying value of approximately $222.3 million and $263.0 million at December 31, 1999 and 1998, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                                                    1999        1998        1997
                                                                                    ----        ----        ----
                                                                                  (dollars expressed in thousands)

               Balance, January 1.............................................   $ 60,970      50,509       46,781
               Acquired allowances for possible loan losses...................      3,008       3,200           30
                                                                                 --------    --------    ---------
                                                                                   63,978      53,709       46,811
                                                                                 --------    --------    ---------
               Loans charged-off..............................................    (17,721)    (10,183)     (16,832)
               Recoveries of loans previously charged-off.....................      9,281       8,444        9,230
                                                                                 --------    --------    ---------
               Net loans charged-off..........................................     (8,440)     (1,739)      (7,602)
                                                                                 --------    --------    ---------
               Provision charged to operations................................     13,073       9,000       11,300
                                                                                 --------    --------    ---------
               Balance, December 31...........................................   $ 68,611      60,970       50,509
                                                                                 ========    ========    =========

         At December 31, 1999 and 1998, First Banks had $36.7 million and $38.3 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $5.8 million, $4.5 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Of these amounts, $2.7 million, $1.9 million and $2.0 million was actually recorded as interest income on such loans in 1999, 1998 and 1997, respectively.
         At December 31, 1999 and 1998, First Banks had $39.7 million and $43.5 million of impaired loans, including $36.7 million and $38.3 million of loans on nonaccrual status, respectively. At December 31, 1999 and 1998, impaired loans also include $3.0 million and $5.2 million of restructured loans. There were no specific reserves at December 31, 1999 and 1998 relating to impaired loans. The allowance for possible loan losses includes $8.2 million and $8.3 million related to impaired loans at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans was $53.7 million, $35.7 million and $28.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.8 million, $2.3 million and $2.4 million in 1999, 1998 and 1997, respectively.
         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 1999 and 1998, approximately 90% and 89% of the total loan portfolio and 88% and 91% of the commercial and financial loan portfolio, respectively, were to borrowers within these regions.
         Real estate lending constituted the only other significant concentration of credit risk. Real estate loans comprised approximately 67% of the loan portfolio at December 31, 1999 and 1998, of which 33% and 38%, respectively, were consumer related in the form of residential real estate mortgages and home equity lines of credit.
         First Banks is, in general, a secured lender. At December 31, 1999 and 1998, 97% and 96% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      MORTGAGE BANKING ACTIVITIES

         At December 31, 1999 and 1998, First Banks serviced loans for others amounting to $957 million and $923 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $1.0 million and $1.2 million at December 31, 1999 and 1998, respectively.
         Changes in mortgage servicing rights, net of amortization, for the years ended December 31 were as follows:

                                                                                           1999         1998
                                                                                           ----         ----
                                                                                   (dollars expressed in thousands)

              Balance, January 1...................................................     $  9,825       9,046
              Originated mortgage servicing rights.................................        1,670       2,195
              Purchases of mortgage servicing rights...............................           --         893
              Amortization.........................................................       (2,830)     (2,309)
                                                                                        --------    --------
              Balance, December 31.................................................     $  8,665       9,825
                                                                                        ========    ========


 (6)     BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December 31:

                                                                                           1999        1998
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Land................................................................     $ 17,582        15,703
              Buildings and improvements...........................................      52,491        49,082
              Furniture, fixtures and equipment....................................      55,344        42,161
              Leasehold improvements...............................................      11,635         8,657
              Construction in progress.............................................       2,896         3,466
                                                                                       --------       -------
                  Total............................................................     139,948       119,069
              Less accumulated depreciation and amortization.......................      64,301        55,221
                                                                                       --------       -------
                  Bank premises and equipment, net.................................    $ 75,647        63,848
                                                                                       ========       =======

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $7.6 million, $5.3 million and $5.7 million, respectively.
         First Banks leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $7.4 million, $5.3 million and $5.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                  (dollars expressed in thousands)

              Year ending December 31:
                  2000..................................................................   $ 6,242
                  2001...................................................................    4,892
                  2002...................................................................    3,766
                  2003...................................................................    3,460
                  2004...................................................................    2,442
                  Thereafter.............................................................   18,939
                                                                                           -------
                      Total future minimum lease payments................................  $39,741
                                                                                           =======

         First Banks leases to unrelated parties a portion of its owned banking facilities. Total rental income was $2.6 million, $2.5 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(7)      SHORT-TERM BORROWINGS

         Short-term borrowings were comprised of the following at December 31:

                                                                                           1999        1998
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Securities sold under agreements to repurchase.......................    $  73,010      70,787
              FHLB borrowings......................................................          544      50,544
                                                                                       ---------    --------
                  Short-term borrowings............................................    $  73,554     121,331
                                                                                       =========    ========

         The average balance of short-term borrowings was $87.4 million and $61.2 million, respectively, and the maximum month-end balance of short-term borrowings was $176.4 million and $113.0 million, respectively, for the years ended December 31, 1999 and 1998. The average rates paid on short-term borrowings during the years ended December 31, 1999, 1998 and 1997 were 4.83%, 4.84% and 3.28%, respectively. With the exception of the securities underlying the FHLB borrowings, which are under the control of the FHLB, the securities underlying the short-term borrowings are under First Banks' control.

(8)      NOTE PAYABLE

         First Banks has a $100.0 million revolving line of credit with a group of unaffiliated banks (Credit Agreement). The Credit Agreement, dated August 25, 1999, replaced a similar revolving credit agreement dated August 26, 1998. Interest under the Credit Agreement is payable on a monthly basis at the lead bank's corporate base rate or, at the option of First Banks, is payable at the Eurodollar Rate plus a margin based upon the outstanding loans and First Banks' profitability. The interest rate for borrowings under the Credit Agreement was 7.60% at December 31, 1999, or the applicable Eurodollar Rate plus a margin of 1.00%. Amounts may be borrowed under the Credit Agreement until August 24, 2000, at which time the principal and accrued interest is due and payable.
         Loans under the Credit Agreement are secured by all of the stock of the Subsidiary Banks, which is owned by First Banks. Under the Credit Agreement, there were outstanding borrowings of $64.0 million at December 31, 1999. There were outstanding borrowings of $50.0 million under the previous credit agreement at December 31, 1998.
         The Credit Agreement requires maintenance of certain minimum capital ratios for each of the Subsidiary Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 1999 and 1998, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements of the respective credit agreements.
         The average balance and maximum month-end balance of the note payable for the years ended December 31 were as follows:

                                                                                        1999          1998
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Average balance...........................................................  $ 56,376        50,718
         Maximum month-end balance.................................................    75,000        55,096
                                                                                     ========        ======

         The average rates paid on the note payable during the years ended December 31, 1999, 1998 and 1997 were 6.44%, 6.85% and 7.69%, respectively.

(9) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN FIRST BANKS' AND FBA'S SUBORDINATED DEBENTURES

         On February 4, 1997, First Preferred Capital Trust (FPCT), a newly formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% cumulative trust preferred securities (FPCT Preferred Securities) at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of FPCT's common securities. The gross proceeds of the offering were used by FPCT to purchase $88.9 million of 9.25% Subordinated Debentures (First Banks Subordinated Debentures) from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions are met. The First Banks Subordinated Debentures are the sole asset of FPCT. In connection with the issuance of the FPCT Preferred Securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FPCT under the FPCT Preferred Securities. First Banks' proceeds from the issuance of the First Banks Subordinated Debentures to FPCT, net of underwriting fees and offering expenses, were $83.1 million. Distributions payable on the FPCT Preferred Securities were $8.0 million, $8.0 million and $7.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in noninterest expense in the consolidated financial statements.
         On July 21, 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities (FACT Preferred Securities) at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (FBA Subordinated Debentures) from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The FBA Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the FBA Subordinated Debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT Preferred Securities were $4.0 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively, and are included in noninterest expense in the consolidated financial statements.

(10)     INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                                    Years ended December 31,
                                                                                   --------------------------
                                                                                   1999        1998      1997
                                                                                   ----        ----      ----
                                                                                 (dollars expressed in thousands)

              Current income tax expense:
                  Federal....................................................     $19,731     16,801    15,062
                  State......................................................       2,247      1,292       169
                                                                                  -------     ------    ------
                                                                                   21,978     18,093    15,231
                                                                                  -------     ------    ------
              Deferred income tax expense:
                  Federal....................................................       5,056      1,895     2,608
                  State......................................................          14        273        24
                                                                                  -------     ------    ------
                                                                                    5,070      2,168     2,632
                                                                                  -------     ------    ------
              Reduction in valuation allowance...............................        (735)      (568)   (1,780)
                                                                                  -------     ------    ------
                      Total..................................................     $26,313     19,693    16,083
                                                                                  =======     ======    ======


         The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                                             Years ended December 31,
                                                            ----------------------------------------------------------
                                                                   1999                1998                1997
                                                            -----------------     --------------     -----------------
                                                                       Percent             Percent             Percent
                                                                         of                  of                  of
                                                                       pretax              pretax              pretax
                                                            Amount     income     Amount   income     Amount   income
                                                            ------     ------     ------   ------     ------   ------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes and
           minority interest in income of subsidiary....   $ 72,151              $54,474            $ 50,380
                                                           ========              =======            ========

         Provision for income taxes calculated
           at federal statutory income tax rates........   $ 25,253     35.0%    $19,066    35.0%   $ 17,633     35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................       (439)    (0.6)       (461)   (0.9)       (507)    (1.0)
           State income taxes...........................      1,470      2.0       1,018     1.9         126      0.3
           Amortization of intangibles associated
               with the purchase of subsidiaries........      1,261      1.8         864     1.6         754      1.5
           Change in deferred valuation allowance.......       (735)    (1.0)       (568)   (1.0)     (1,780)    (3.5)
           Other, net...................................       (497)    (0.7)       (226)   (0.4)       (143)    (0.4)
                                                           --------    -----     -------   -----    --------     ----
                 Provision for income taxes.............   $ 26,313     36.5%    $19,693    36.2%   $ 16,083     31.9%
                                                           ========    =====     =======   =====    ========     ====


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, including amounts attributable to entities acquired in purchase transactions, are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                        1999         1998
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Allowance for possible loan losses..............................    $ 27,071      22,596
                  Net operating loss carryforwards................................      30,792      31,311
                  Alternative minimum tax credits.................................       2,841       2,612
                  Disallowed losses on investment securities......................       2,443       2,266
                  Other real estate...............................................          15       1,228
                  Other...........................................................       3,556       4,014
                                                                                      --------    --------
                      Gross deferred tax assets...................................      66,718      64,027
                  Valuation allowance.............................................     (14,746)    (17,179)
                                                                                      --------    --------
                      Deferred tax assets, net of valuation allowance.............      51,972      46,848
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       3,332       2,707
                  Net fair value adjustment for securities available for sale.....       1,132       6,414
                  FHLB stock dividends............................................       1,094       1,114
                  State taxes.....................................................         591         518
                  Other...........................................................         433         167
                                                                                      --------    --------
                      Deferred tax liabilities....................................       6,582      10,920
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 45,390      35,928
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax asset of $45.4 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $2.4 million for the year ended December 31, 1999. The decrease consisted of a reduction of $600,000 related to the recognition of deferred tax assets for certain loans and other real estate, and utilization of NOL carryforwards.
         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                                       1999       1998       1997
                                                                                       ----       ----       ----
                                                                                    (dollars expressed in thousands)

              Balance, beginning of year.........................................    $ 17,179     17,747     19,527
              Current year deferred provision....................................        (735)      (568)    (1,780)
              Reduction attributable to utilization of deferred tax assets:
                 Adjustment to capital surplus...................................        (811)        --         --
                 Adjustment to intangibles associated with
                    the purchase of subsidiaries.................................        (887)        --         --
                                                                                     --------    -------    -------
              Balance, end of year...............................................    $ 14,746     17,179     17,747
                                                                                     ========    =======    =======

         The valuation allowance for deferred tax assets at December 31, 1998 included $887,000 that was recognized in 1999 and credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 1999 and 1998 includes $1.3 million and $2.0 million, respectively, which when recognized, will be credited to intangibles associated with the purchase of subsidiaries. In addition, the valuation allowance for deferred tax assets at December 31, 1999 and 1998 includes $5.0 million and $6.0 million, respectively, which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.
         At December 31, 1999 and 1998, the accumulation of prior years' earnings representing tax bad debt deductions of First Bank and FB&T were approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank and FB&T would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
         At December 31, 1999 and 1998, for federal income taxes purposes, First Banks had net operating loss (NOL) carryforwards of approximately $67.5 million and $59.0 million, respectively, exclusive of the NOL carryforwards available to FBA as further described below.

         The NOL carryforwards for First Banks expire as follows:

                                                                        (dollars expressed in thousands)

                       Year ending December 31:
                           2003.................................................   $   6,781
                           2004.................................................       3,015
                           2005.................................................      14,802
                           2006.................................................         458
                           2007.................................................      12,287
                           2008 - 2018..........................................      30,123
                                                                                   ---------
                               Total............................................   $  67,466
                                                                                   =========

         At December 31, 1999 and 1998, for federal income tax purposes, FBA had NOL carryforwards of approximately $20.5 million and $30.5 million, respectively. With the completion of the acquisitions of FBA and FCB and their subsequent merger, the NOL carryforwards generated prior to the transactions are subject to an annual limitation in subsequent tax years. The following schedule reflects the NOL carryforwards that will be available to offset future taxable income of FBA and do not affect the taxable income of First Banks. The NOL carryforwards at December 31, 1999 expire as follows:

                                                                       (dollars expressed in thousands)

                       Year ending December 31:
                           2000...................................................  $    103
                           2001...................................................     1,667
                           2002...................................................     5,884
                           2003...................................................     1,362
                           2004...................................................       856
                           2005 - 2018............................................    10,640
                                                                                    --------
                                                                                    $ 20,512
                                                                                    ========

(11)     EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                         (dollars in thousands, except for per share data)

     Year ended December 31, 1999:
         Basic EPS - income available to common stockholders.............    $  43,392         23,661       $ 1,833.91
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,212
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  44,161         24,873       $ 1,775.47
                                                                             =========        =======       ==========

     Year ended December 31, 1998:
         Basic EPS - income available to common stockholders.............    $  32,724         23,661       $ 1,383.04
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,389
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  33,493         25,050       $ 1,337.09
                                                                             =========        =======       ==========

     Year ended December 31, 1997:
         Basic EPS - income available to common stockholders.............    $  27,960         23,661       $ 1,181.69
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,645
           Subsidiary bank stock options.................................          (25)            --
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  28,704         25,306       $ 1,134.28
                                                                             =========        =======       ==========


(12) INTEREST RATE RISK MANAGEMENT / DERIVATIVE FINANCIAL INSTRUMENTS WITH OFF-BALANCE- SHEET RISK

         First Banks utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate risk exposure of First Banks.
         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                         1999                        1998
                                                               ----------------------       ----------------------
                                                               Notional        Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate........   $  500,000          --             --           --
         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.............      455,000       3,349        280,000        3,526
         Interest rate floor agreements....................       35,000          13         70,000           29
         Interest rate cap agreements......................       10,000          26         10,000          132
         Forward commitments to sell
           mortgage-backed securities......................       33,000          --         95,000          237
                                                              ==========     =======      =========       ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.
         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated in July 1995, November 1996 and July 1997 due to a change in the composition of First Banks' balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million, $3.7 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The deferred losses on terminated swap agreements were amortized over the remaining lives of the agreements, unless the underlying liabilities were repaid, in which case the deferred losses were immediately charged to operations. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999. The unamortized balance of these losses was $5.7 million and $9.4 million at December 31, 1998 and 1997, respectively, and was included in other assets.
         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semiannually. The amount receivable by First Banks under the swap agreements was $4.1 million and $4.2 million at December 31, 1999 and 1998, respectively, and the amount payable by First Banks under the swap agreements was $770,000 and $640,000 at December 31, 1999 and 1998, respectively.
         During May 1999, First Banks entered into $500.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for First Banks to pay and receive interest on a monthly basis. In January 2000, First Banks determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and, as such, First Banks terminated these agreements resulting in a cost of $150,000.

         During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at December 31, 1999 and the amount payable by First Banks under the swap agreements was $141,000 at December 31, 1999.
         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1999 and 1998 were as follows:

                                                               Notional    Interest rate Interest rate  Fair value
                           Maturity date                        amount         paid        received     gain (loss)
                           -------------                        ------         ----        --------     -----------
                                                                        (dollars expressed in thousands)

         December 31, 1999:
             March 31, 2000...............................   $  350,000        5.84%         6.45%     $     87
             March 31, 2000...............................       75,000        5.84          6.45            19
             March 31, 2000...............................       50,000        5.84          6.45            12
             March 31, 2000...............................       25,000        5.84          6.45             6
             September 27, 2001...........................       75,000        5.80          6.14          (685)
             September 27, 2001...........................       45,000        5.80          6.14          (411)
             September 27, 2001...........................       40,000        5.80          6.14          (365)
             September 27, 2001...........................       15,000        5.80          6.14          (137)
             June 11, 2002................................       15,000        6.12          6.00          (291)
             September 16, 2002...........................      175,000        6.12          5.36        (6,574)
             September 16, 2002...........................       20,000        6.12          5.36          (751)
             September 18, 2002...........................       40,000        6.14          5.33        (1,543)
             September 18, 2002...........................       30,000        6.14          5.33        (1,157)
                                                             ----------                                --------
                                                             $  955,000        5.91          6.08      $(11,790)
                                                             ==========      ======         =====      ========

         December 31, 1998:
             June 11, 2002................................   $   15,000        5.24%         6.00%     $    363
             September 16, 2002...........................      175,000        5.22          5.36           761
             September 16, 2002...........................       20,000        5.22          5.36            87
             September 18, 2002...........................       40,000        5.23          5.33           123
             September 18, 2002...........................       30,000        5.23          5.33            92
                                                             ----------                                --------
                                                             $  280,000        5.23          5.48      $  1,426
                                                             ==========      ======         =====      ========

         First Banks also has interest rate cap and floor agreements to limit the interest expense associated with certain of its interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 1999 and 1998, the unamortized costs of these agreements were $32,000 and $159,000, respectively, and were included in other assets.
         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $31.5 million and $103.1 million at December 31, 1999 and 1998, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $33.0 million and $95.0 million at December 31, 1999 and 1998, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At December 31, 1999, the net unamortized gains were $838,000, in comparison to net unamortized losses of $237,000 at December 31, 1998. Such gains and losses were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(13)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate residential fixed-rate loans. As more fully discussed in Note 12 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.
         Commitments to extend credit at December 31 were as follows:

                                                                                              December 31,
                                                                                              ------------
                                                                                            1999         1998
                                                                                            ----         ----
                                                                                   (dollars expressed in thousands)

              Commitments to extend credit..........................................   $ 1,310,249   1,189,950
              Commercial and standby letters of credit..............................        64,455      62,096
                                                                                       -----------   ---------
                                                                                       $ 1,374,704   1,252,046
                                                                                       ===========   =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.
         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing
arrangements,   including   commercial   paper,   bond   financing  and  similar
transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks generally holds real property as collateral supporting those commitments for which collateral is deemed necessary.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including the mortgage banking operation, deferred tax assets, bank premises and equipment and intangibles associated with the purchase of subsidiaries. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

         The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                        1999                          1998
                                                              -------------------------     ------------------------
                                                              Carrying        Estimated     Carrying       Estimated
                                                                value        fair value       value       fair value
                                                                -----        ----------       -----       ----------

         Financial assets:
             Cash and cash equivalents....................   $  170,894        170,894       214,762         214,762
             Investment securities:
               Trading....................................           --             --         3,425           3,425
               Available for sale.........................      430,093        430,093       509,695         509,695
               Held to maturity...........................       21,554         21,476        21,676          22,568
             Net loans....................................    3,927,713      3,908,065     3,519,135       3,532,393
             Accrued interest receivable..................       33,491         33,491        28,465          28,465
                                                             ==========     ==========    ==========      ==========

         Financial liabilities:
             Deposits:
               Demand:
                  Non-interest-bearing....................   $  606,064        606,064       561,383         561,383
                  Interest-bearing........................      415,113        415,113       377,435         377,435
                  Savings and money market................    1,198,314      1,198,314     1,198,567       1,198,567
                  Time deposits...........................    2,032,323      2,032,323     1,802,600       1,813,305
             Short-term borrowings........................       73,554         73,554       121,331         121,331
             Note payable.................................       64,000         64,000        50,048          50,048
             Accrued interest payable.....................       11,607         11,607         5,817           5,817
             Guaranteed preferred beneficial interests
               in subordinated debentures.................      127,611        127,391       127,443         137,722
                                                             ==========     ==========    ==========      ==========

         Off-balance-sheet:
             Interest rate swap, cap and floor agreements.   $    3,388        (11,790)        3,687           1,426
             Forward contracts to sell mortgage-backed
               securities.................................           --            793            --             506
             Credit commitments.........................             --             --            --              --
                                                             ==========     ==========    ==========      ==========

         The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:

         Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

         Investment securities: The fair value of trading securities and securities available for sale is the amounts reported in the consolidated balance sheets. The fair value of securities held to maturity is based on quoted market prices where available. If quoted market prices are not available, the fair value is based upon quoted market prices of comparable instruments.

         Net loans: The fair value of most loans held for portfolio was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair value of loans held for sale, which is the amounts reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices are not available, the fair value is based upon quoted market prices of comparable instruments. The carrying value of loans is net of the allowance for possible loan losses and unearned discount.

Financial Liabilities:

         Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for certificates of deposit was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.

         FPCT and FACT Preferred Securities: The fair value is based on quoted market prices.

         Short-term borrowings, note payable and accrued interest payable: The carrying value reported in the consolidated balance sheets approximates fair value.

Off-Balance-Sheet:

         Interest rate swap, cap and floor agreements: The fair value of the interest rate swap, cap and floor agreements is estimated by comparison to market rates quoted on new agreements with similar terms and creditworthiness.

         Forward contracts to sell mortgage-backed securities: The fair value of forward contracts to sell mortgage-backed securities is based upon quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio as part of the lower of cost or market valuation.

         Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments reported in the consolidated balances sheets approximates fair value.

(15) EMPLOYEE BENEFITS

         First Banks' profit-sharing plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer-matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation, not to exceed $10,000 for 1999. Total employer contributions under the plan were $863,000, $648,000 and $506,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(16) PREFERRED STOCK

         First Banks had two classes of preferred stock outstanding during the years ended December 31, 1999 and 1998, and three classes of preferred stock outstanding during the year ended December 31, 1997.
         On September 15, 1992, First Banks issued and sold 2.2 million shares of Class C 9.0% cumulative, increasing rate, redeemable, preferred stock (Class C Preferred Stock). On December 1, 1997, First Banks redeemed all of the remaining outstanding Class C Preferred Stock for $47.1 million. The effect of the redemption was a reduction of First Banks' total stockholders' equity, and consequently regulatory capital, by the amount of the redemption. However, the structure of the FPCT Preferred Securities and the FACT Preferred Securities, as described in Note 9 to the consolidated financial statements, satisfies the regulatory requirements to be included in First Banks' capital base in a manner similar to the Class C Preferred Stock. Dividends on the Class C Preferred Stock were 9% through November 30, 1997.
         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock.
         The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board.
         The annual dividend rates on each class of preferred stock for the years ended December 31 were as follows:

                                                                              1999    1998     1997
                                                                              ----    ----     ----

                      Class A preferred stock..............................    6.0     6.0      6.0
                      Class B preferred stock..............................    7.0     7.0      7.0
                      Class C preferred stock..............................    --      --       9.0


(17)     TRANSACTIONS WITH RELATED PARTIES

         Outside of normal customer relationships, no directors or officers of First Banks, no stockholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationship with First Banks or its subsidiaries, other than such as arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.
         During 1999, 1998 and 1997, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his children, received approximately $316,000, $280,000 and $214,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.
         During 1999, 1998 and 1997, First Securities America, Inc. (FSA), a trust established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $194,000, $265,000 and $206,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors to which First Banc Insurors placed such policies. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.
         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $2.3 million, $1.8 million and $707,000 for the years ended December 31, 1999, 1998 and 1997, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.
         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services L.P. were $16.4 million, $12.2 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, First Services, L.P. paid First Banks $1.2 million, $799,000 and $1.1 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

(18) CAPITAL STOCK OF FIRST BANKS AMERICA, INC.

         First Banks owned 2,500,000 shares of FBA's Class B common stock and 2,210,581 shares of FBA's common stock at December 31, 1999, representing 83.37% of FBA's outstanding voting stock. In comparison, First Banks owned 2,500,000 shares of FBA's Class B common stock and 1,895,733 shares of FBA's common stock at December 31, 1998, representing 76.84% of FBA's outstanding voting stock. The increase for 1999 is attributable to First Banks' purchase, on February 17, 1999, of 314,848 shares of FBA common stock pursuant to a tender offer. This tender offer increased First Banks' ownership interest in FBA to 82.34% of FBA's outstanding voting stock. FBA's common stock is publicly traded on the New York Stock Exchange.
         On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and First Commercial Bank was merged into FB California. The FCB shareholders received
0.8888 shares of FBA common stock for each share of FCB common stock they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock, of which 462,176 shares were issued to First Banks. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million advanced to FBA under a promissory note payable. In addition, FCB's convertible debentures of $6.5 million, which were owned by First Banks, were exchanged for a comparable debenture in FBA. Such debenture was subsequently converted into 629,557 shares of FBA common stock, effective December 4, 1998. The merger of FBA and FCB did not have a material impact on the financial condition or results of operations of First Banks.

(19)     REGULATORY CAPITAL

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, First Banks and the Subsidiary Banks were each well capitalized.
         As of December 31, 1999, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.
         At December 31, 1999 and 1998, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                                                                      capitalized under
                                                               Actual              For capital        prompt corrective
                                                          -----------------
                                                          1999         1998     adequacy purposes     action provisions
                                                          ----         ----     -----------------     -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.05%       10.28%          8.0%                 10.0%
              First Bank..............................    10.60        10.01           8.0                  10.0
              FB&T....................................    10.96        10.39           8.0                  10.0
              FB California...........................    10.81        10.63           8.0                  10.0
              FB Texas................................    12.42        11.37           8.0                  10.0
              Redwood Bank (1)........................    11.17          --            8.0                  10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.00         9.03           4.0                   6.0%
              First Bank..............................     9.35         8.75           4.0                   6.0
              FB&T....................................     9.70         9.13           4.0                   6.0
              FB California...........................     9.56         9.37           4.0                   6.0
              FB Texas................................    11.17        10.11           4.0                   6.0
              Redwood Bank (1)........................    10.15          --            4.0                   6.0

         Tier 1 capital (to average assets):
              First Banks.............................     7.14         7.77           3.0                   5.0%
              First Bank..............................     8.10         7.46           3.0                   5.0
              FB&T....................................     8.57         7.60           3.0                   5.0
              FB California...........................     9.95         8.34           3.0                   5.0
              FB Texas................................    10.39         9.15           3.0                   5.0
              Redwood Bank (1)........................     8.48          --            3.0                   5.0

-------------------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.

(20)     DISTRIBUTION OF EARNINGS OF THE SUBSIDIARY BANKS

         The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 8 to the accompanying consolidated financial statements, as to the amount of dividends which are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $62.4 million at December 31, 1999, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

 (21)    BUSINESS SEGMENT RESULTS

         First Banks' business segments are First Bank, FB California, Redwood Bank, FB Texas and FB&T. The reportable business segments are consistent with the management structure of First Banks, the Subsidiary Banks and the internal reporting system that monitors performance.
         Through the respective branch networks, First Bank, FB California, Redwood Bank, FB Texas and FB&T provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, debit and credit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri and Illinois (First
Bank), southern California (FB&T), northern California (FB California and Redwood Bank) and Houston, Dallas, Irving and McKinney Texas (FB Texas). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.
         The  business  segment  results  are  summarized  as  follows  and  are consistent with First Banks' internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking and mortgage banking industries. Such principles and practices are summarized in Note 1 to the consolidated financial statements. First Banks has no foreign operations.





                                                     First Bank                   FB California                FB Texas
                                            ---------------------------      ----------------------     ---------------------
                                             1999       1998       1997       1999    1998     1997     1999     1998    1997
                                             ----       ----       ----       ----    ----     ----     ----     ----    ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities.................  $  241,624    264,364   401,450     20,743    53,449  83,165   30,439   59,914  65,016
Loans, net of unearned discount.......   2,527,649  2,490,556 2,185,494    379,632   314,977 255,114  213,731  201,426 176,341
Total assets..........................   3,028,046  3,024,600 2,843,577    431,838   410,110 370,917  278,988  300,984 267,152
Deposits..............................   2,689,671  2,659,030 2,559,968    367,563   363,422 325,562  244,248  264,425 231,175
Stockholders' equity..................     263,466    243,673   228,422     47,990    42,825  40,176   30,338   30,249  29,761
                                        ==========  =========  ========    =======   ======= =======  ======= ======== =======


Income statement information:

Interest income.......................  $  221,195    219,609   210,710     33,928    32,517  22,416   21,990   21,721  20,099
Interest expense......................     105,231    111,656   110,799     12,285    13,328   8,729    8,705    8,907   8,379
                                        ----------   --------  --------    -------   ------- -------  ------- -------- -------
     Net interest income..............     115,964    107,953    99,911     21,643    19,189  13,687   13,285   12,814  11,720
Provision for possible loan losses....       8,890      7,250     7,300        110       565     500       90      335   1,500
                                        ----------   --------  --------    -------   ------- -------  ------- -------- -------
     Net interest income
       after provision
       for possible loan losses.......     107,074    100,703    92,611     21,533    18,624  13,187   13,195   12,479  10,220
                                        ----------   --------  --------    -------   ------- -------  ------- -------- -------
Noninterest income....................      32,260     29,582    21,149      3,881     2,732   1,847    1,950    1,790   1,901
Noninterest expense...................      77,786     79,748    66,570     15,109    15,548  10,356    9,050    8,749   6,960
                                        ----------  ---------  --------    -------   ------- -------  ------- -------- -------
     Income (loss) before provision
       (benefit) for income taxes
       and minority interest in
       income ofsubsidiary............      61,548     50,537    47,190     10,305     5,808   4,678    6,095    5,520   5,161
Provision (benefit) for income taxes..      20,811     17,238    15,504      3,972     2,736   2,027    2,090    1,888   1,815
                                        ----------  ---------  --------    -------   ------- -------  ------- -------- -------
     Income (loss) before
       minority interest in income
       of subsidiary..................      40,737     33,299    31,686      6,333     3,072   2,651    4,005    3,632   3,346
Minority interest in income
       of subsidiary..................          --        --         --         --        --      --       --       --      --
                                        ----------   --------  --------    -------   ------- -------  ------- -------- -------
     Net income.......................  $   40,737     33,299    31,686      6,333     3,072   2,651    4,005    3,632   3,346
                                        ==========   ========  ========    =======   ======= =======  ======= ======== =======

-----------------
(1) Includes $12.1 million, $9.8 million and $7.3 million of guaranteed preferred debenture expense for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 9 to the consolidated financial statements.
(2)  Redwood Bank was acquired by FBA on March 4, 1999.






                                                                        Corporate, other and
                    Redwood Bank (2)         First Bank & Trust    intercompany reclassifications      Consolidated Totals
                ----------------------     ----------------------  ------------------------------    -----------------------
                1999     1998     1997     1999     1998     1997      1999      1998     1997       1999     1998      1997
                ----     ----     ----     ----     ----     ----      ----      ----     ----       ----     ----      ----
                                             (dollars expressed in thousands)



               37,539      --       --   103,636 134,203  224,618    17,666    22,866    21,281     451,647   534,796   795,530
              138,902      --       --   736,828 573,562  385,251      (418)     (416)       --   3,996,324 3,580,105 3,002,200
              199,988      --       --   944,013 793,217  672,410   (15,126)   25,899    10,958   4,867,747 4,554,810 4,165,014
              173,703      --       --   804,976 701,406  598,560   (28,347)  (48,298)  (30,670)  4,251,814 3,939,985 3,684,595
               24,275      --       --   102,014  75,165   54,438  (173,178) (128,549) (121,260)    294,905   263,363   231,537
              =======   =====   ======   ======= =======  =======  ========  ========  ========   ========= ========= =========





               12,724      --       --    63,765  54,424   42,645      (520)     (411)     (769)    353,082   327,860   295,101
                4,846      --       --    25,708  26,085   20,404     1,926     2,203       520     158,701   162,179   148,831
              -------   -----   ------   ------- -------  -------  --------  --------  --------   ---------  --------  --------
                7,878      --       --    38,057  28,339   22,241    (2,446)   (2,614)   (1,289)    194,381   165,681   146,270
                  193      --       --     3,790     850    2,000        --        --        --      13,073     9,000    11,300
              -------   -----   ------   ------- -------  -------  --------  --------  --------   ---------  --------  --------

                7,685      --       --    34,267  27,489   20,241    (2,446)   (2,614)   (1,289)    181,308   156,681   134,970
              -------   -----   ------   ------- -------  -------  --------  --------  --------   --------- ---------  --------

                  318      --       --     4,625   3,800    3,269    (1,384)   (1,407)   (2,469)     41,650    36,497    25,697
                4,860      --       --    25,973  22,808   15,720    18,029(1) 11,851(1) 10,681(1)  150,807   138,704   110,287
              -------   -----   ------   ------- -------  -------  --------  --------  --------   ---------  --------  --------





                3,143      --       --    12,919   8,481    7,790   (21,859)  (15,872)  (14,439)     72,151    54,474     50,380
                1,501      --       --     4,790   3,539    1,111    (6,851)   (5,708)   (4,374)     26,313    19,693     16,083
              -------   -----   ------   ------- -------   ------  --------  --------  --------   ---------  --------   --------


                1,642      --       --     8,129   4,942    6,679   (15,008)  (10,164)  (10,065)     45,838    34,781     34,297
                   --      --       --        --      --       --     1,660     1,271     1,270       1,660     1,271      1,270
               ------   -----   ------   ------- -------   ------  --------  --------  --------    --------  --------   --------
                1,642      --       --     8,129   4,942    6,679   (16,668)  (11,435)  (11,335)     44,178    33,510     33,027
              =======   =====   ======   ======= =======   ======  ========  ========  ========    ========  ========   ========

(22) PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 1999 and 1998, and condensed statements of income and statements of cash flows for the years ended December 31, 1999, 1998 and 1997:


                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                           ------------
                                                                                        1999         1998
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                   Assets
                                   ------

     Cash deposited in subsidiary banks...........................................   $    4,347       4,775
     Investment securities........................................................       13,848      19,317
     Investment in subsidiaries...................................................      429,255     375,018
     Other assets.................................................................       12,278      12,205
                                                                                     ----------   ---------
           Total assets...........................................................   $  459,728     411,315
                                                                                     ==========   =========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

     Note payable................................................................    $   64,000      50,048
     Subordinated debentures payable to FPCT.....................................        88,918      88,918
     Accrued expenses and other liabilities......................................        11,905       8,986
                                                                                     ----------   ---------
           Total liabilities.....................................................       164,823     147,952
     Stockholders' equity........................................................       294,905     263,363
                                                                                     ----------   ---------
           Total liabilities and stockholders' equity............................    $  459,728     411,315
                                                                                     ==========   =========



                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years ended December 31,
                                                                                  --------------------------
                                                                                  1999        1998        1997
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  25,250      23,000      17,221
       Management fees from subsidiaries..................................       12,977      10,154       9,010
       Other..............................................................        1,313       2,796       3,094
                                                                              ---------      ------     -------
           Total income...................................................       39,540      35,950      29,325
                                                                              ---------      ------     -------
     Expense:
       Interest...........................................................        3,628       3,411       8,815
       Salaries and employee benefits.....................................        8,999       7,307       7,072
       Legal, examination and professional fees...........................        7,006       1,988       1,765
       Other..............................................................       12,947      12,639       5,221
                                                                              ---------      ------     -------
           Total expense..................................................       32,580      25,345      22,873
                                                                              ---------      ------     -------
           Income before benefit for income taxes and
              equity in undistributed earnings of subsidiaries............        6,960      10,605       6,452
     Benefit for income taxes.............................................       (5,649)     (3,999)     (2,831)
                                                                              ---------      ------     -------
           Income before equity in undistributed earnings of subsidiaries.       12,609      14,604       9,283
     Equity in undistributed earnings of subsidiaries.....................       31,569      18,906      23,744
                                                                              ---------      ------     -------
           Net income.....................................................    $  44,178      33,510      33,027
                                                                              =========      ======     =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years ended December 31,
                                                                             ------------------------------
                                                                              1999          1998           1997
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................   $  44,178        33,510         33,027
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (56,676)      (42,107)       (41,015)
           Dividends from subsidiaries.................................      25,250        23,000         17,221
           Other, net..................................................       1,900         4,963         (2,773)
                                                                          ---------      --------        -------
              Net cash provided by operating activities................      14,652        19,366          6,460
                                                                          ---------      --------        -------

     Cash flows from investing activities:
       (Increase) decrease in investment securities....................        (100)        3,000         (3,000)
       Investment in common securities of FPCT.........................          --            --         (2,668)
       Acquisitions of subsidiaries....................................     (31,500)      (31,586)            --
       Capital contributions to subsidiaries...........................      (3,000)           --           (190)
       Return of subsidiary capital....................................      10,000            --          2,000
       Decrease (increase) in advances to subsidiaries.................          --        14,900           (121)
       Other, net......................................................      (3,646)       (3,350)        (6,659)
                                                                          ---------      --------        -------
              Net cash used in investing activities....................     (28,246)      (17,036)       (10,638)
                                                                          ---------      --------        -------

     Cash flows from financing activities:
       Increase (decrease) in note payable.............................      13,952        (5,096)       (21,186)
       Increase in FPCT subordinated debentures........................          --            --         88,918
       Payment of preferred stock dividends............................        (786)         (786)        (5,066)
       Purchase and retirement of Class C Preferred Stock..............          --            --        (54,048)
                                                                          ---------      --------        -------
              Net cash provided by (used in) financing activities......      13,166        (5,882)         8,618
                                                                          ---------      --------        -------
              Net (decrease) increase in cash and cash equivalents.....        (428)       (3,552)         4,440
     Cash and cash equivalents, beginning of year......................       4,775         8,327          3,887
                                                                          ---------      --------        -------
     Cash and cash equivalents, end of year............................   $   4,347         4,775          8,327
                                                                          =========      ========        =======

     Noncash investing activities:
       Reduction of deferred tax valuation reserve.....................   $     811            --             --
                                                                          =========      ========        =======

(23)     CONTINGENT LIABILITIES

         In the ordinary course of business, there are various legal proceedings pending against First Banks and/or the Subsidiary Banks. Management, in consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of First Banks or the Subsidiary Banks.

(24)     SUBSEQUENT EVENTS

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $4.0 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.
         On February 29, 2000, First Banks completed its acquisition of certain assets and liabilities of First Capital Group, Inc., Albuquerque, New Mexico
(FCG), in exchange for $65.1 million in cash. FCG is a leasing company that specializes in commercial leasing and operates a multi-state leasing business. The acquisition was funded from available cash. At the time of the transaction, FCG had $64.6 million in total assets, consisting almost solely of commercial leases, net of unearned income, of $64.5 million. The premium paid on the lease portfolio acquired was $1.5 million and is being amortized as a yield adjustment over approximately 4 years. FCG is operating as a direct subsidiary of First Banks, Inc.




                         DIRECTORS AND SENIOR MANAGEMENT



First Banks, Inc.

         James F. Dierberg              Chairman of the Board and Chief Executive Officer
         Allen H. Blake                 Director, President and Chief Operating Officer
         Donald J. Gunn                 Director, Attorney-At-Law, Gunn and Gunn, Creve Coeur, Missouri
         Michael F. Hickey              Executive Vice President and Chief Information Officer
         George J. Markos               Director, President, Profit Management Systems, Richardson, Texas
         Frank H. Sanfilippo            Executive Vice President and Chief Financial Officer
         John A. Schreiber              Executive Vice President
         Mark T. Turkcan                Executive Vice President, Consumer Lending and Mortgage Banking
         Lisa K. Vansickle              Vice President and Controller
         Donald W. Williams             Executive Vice President and Chief Credit Officer


First Banks America, Inc.

         James F. Dierberg              Chairman of the Board, President and Chief Executive Officer
         Allen H. Blake                 Director, Executive Vice President, Chief Operating Officer and Secretary
         Charles A. Crocco, Jr.         Director, Counsel to the law firm of Jackson & Nash, LLP, New York, New York
         Albert M. Lavezzo              Director,  President and Chief  Operating  Officer of the law firm of Favaro, Lavezzo, Gill,
                                        Caretti & Heppell, Vallejo, California
         Terrance M. McCarthy           Executive Vice President
         Frank H. Sanfilippo            Executive Vice President and Chief Financial Officer
         Ellen D. Schepman              Director, Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri
         Edward T. Story, Jr.           Director, President and Chief Executive Officer of SOCO International, plc, Comfort, Texas
         David F. Weaver                Executive Vice President
         Donald W. Williams             Director,  Executive Vice President and Chief Credi  Officer,  First Banks, Inc., St. Louis,
                                        Missouri


First Bank

         John A. Schreiber              Chairman of the Board, President and Chief Executive Officer
         Douglas R. Distler             Director, Senior Vice President and Regional President
         Michael F. Hickey              Director, Executive Vice President, Chief Information Officer
         Frank H. Sanfilippo            Director, Executive Vice President, Chief Financial Officer, Secretary and Treasurer
         Donald W. Williams             Director and Executive Vice President
         Mark T. Turkcan                Director and Executive Vice President


First Bank & Trust

         Fred D. Jensen                 Chairman of the Board, President and Chief Executive Officer
         Karkutla "Bala" Balkrishna     Director, Senior Vice President-Commercial Banking
         Norman O. Broyer               Director, Senior Vice President and Chief Credit Officer
         Tom LaCroix                    Director, Senior Vice President-Commercial Banking
         Timothy M. Marme               Director, Central Coast Regional President
         Kathryn L. Perrine             Director, Senior Vice President and Chief Financial Officer
         Alan G. Rye                    Director, Senior Vice President-Commercial Real Estate
         Donald W. Williams             Director




First Bank of California

         Terrance M. McCarthy           Chairman of the Board, President and Chief Executive Officer
         James E. Culleton              Director and Secretary
         Peter A. Goetze                Vice President, Retail Banking
         Albert M. Lavezzo              Director
         Kathryn L. Perrine             Vice President and Chief Financial Officer
         Gary M. Sanders                Director and Executive Vice President
         Fred K. Sibley                 Director
         Donald W. Williams             Director


First Bank Texas N.A.

         David F. Weaver                Chairman of the Board, President and Chief Executive Officer
         Alan J. Cott                   Director and Senior Vice President, Commercial Lending - Houston
         Christopher A. Hopkins         Director and Senior Vice President, Commercial Lending - Dallas
         Joseph Milcoun, Jr.            Director and Senior Vice President, Retail Banking
         Monica J. Rinehart             Director, Controller and Secretary
         Donald W. Williams             Director


Redwood Bank

         Donald W. Williams             Chairman of the Board
         Susan J. Chase                 Director and Chief Financial Officer
         David T. Currie                Director and Chief Credit Officer
         Patrick S. Day                 Director
         Terrance M. McCarthy           Director, President and Chief Executive Officer
         Robert A. McKerroll            Director
         Kerry C. Smith                 Director


                              INVESTOR INFORMATION

                             Stock Quotation Symbol
                         NASDAQ National Market System:

                          First Preferred Capital Trust

                                      FBNKO


                                                               Market price (1)        Dividend
                                                               ----------------        --------
                  1999                                       High           Low        declared
                  ----                                       ----           ---        --------

                  First Quarter......................   $    27.25          25.13    $   .578125
                  Second Quarter.....................        27.00          25.25        .578125
                  Third Quarter......................        26.63          24.94        .578125
                  Fourth Quarter.....................        26.00          23.88        .578125
                                                                                     -----------
                                                                                     $  2.312500


                                                               Market price (1)        Dividend
                                                             ------------------        --------
                  1998                                       High            Low       declared
                  ----                                       ----            ---       --------
                  First Quarter......................   $    27.88          26.75    $   .578125
                  Second Quarter.....................        27.25          26.00        .578125
                  Third Quarter......................        27.75          25.25        .578125
                  Fourth Quarter.....................        26.75          25.50        .578125
                                                                                     -----------
                                                                                     $  2.312500

-------------------
(1)  Per NASDAQ National Market System.

         Distributions are payable quarterly in arrears on March 31, June 30, September 30 and December 31.




         A copy of the First Banks, Inc. Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, may be obtained without charge upon written request. Please direct your request to the following address.

                  Frank H. Sanfilippo                           State Street Bank and Trust Company
                  Executive Vice President and                  Corporate Trust Department
                    Chief Financial Officer                     P. O. Box 778
                  First Banks, Inc.                             Boston, Massachusetts 02102-0778
                  11901 Olive Boulevard                         Telephone (800) 531-0368
                  Creve Coeur, Missouri 63141                   www.statestreet.com
                  Telephone (314) 995-8700