Form 10-Q
period 2000-03-31
FIRST BANKS INC
filed 2000-05-12
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from _______ to ________

                           Commission File No. 0-20632

                                FIRST BANKS, INC.
             (Exact name of registrant as specified in its charter)

         MISSOURI                                      43-1175538
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

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

                      Yes      X            No
                           ---------            ----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                  Shares outstanding
             Class                                 at April 30, 2000
             -----                                -------------------

 Common Stock, $250.00 par value                         23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          11

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          20

PART II. OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS...................................................................          21

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................          21

SIGNATURES   .......................................................................................          22


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                          March 31,     December 31,
                                                                                            2000            1999
                                                                                            ----            ----


                                             ASSETS
                                             ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    126,128         126,720
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          2,118           1,674
     Federal funds sold............................................................         81,600          42,500
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        209,846         170,894
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        424,240         430,093
     Held to maturity, at amortized cost (fair value of $21,204 and
       $21,476 at March 31, 2000 and December 31, 1999, respectively)..............         21,362          21,554
                                                                                      ------------     -----------
               Total investment securities.........................................        445,602         451,647
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,223,258       1,086,919
     Real estate construction and development......................................        816,366         795,081
     Real estate mortgage..........................................................      1,927,978       1,851,569
     Consumer and installment......................................................        212,155         233,374
     Loans held for sale...........................................................         48,836          37,412
                                                                                      ------------     -----------
               Total loans.........................................................      4,228,593       4,004,355
     Unearned discount.............................................................         (6,289)         (8,031)
     Allowance for loan losses.....................................................        (73,859)        (68,611)
                                                                                      ------------     -----------
               Net loans...........................................................      4,148,445       3,927,713
                                                                                      ------------     -----------

Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................         78,516          75,647
Intangibles associated with the purchase of subsidiaries...........................         49,088          46,085
Accrued interest receivable........................................................         31,658          33,491
Deferred income taxes..............................................................         63,803          51,972
Other assets.......................................................................        107,885         110,298
                                                                                      ------------     -----------
               Total assets........................................................   $  5,134,843       4,867,747
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                         March 31,      December 31,
                                                                                           2000             1999
                                                                                           ----             ----


                                           LIABILITIES
                                           -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    625,626         606,064
       Interest-bearing............................................................        409,261         415,113
     Savings.......................................................................      1,272,108       1,198,314
     Time:
       Time deposits of $100 or more...............................................        349,774         339,214
       Other time deposits.........................................................      1,803,542       1,693,109
                                                                                      ------------     -----------
          Total deposits...........................................................      4,460,311       4,251,814
Short-term borrowings..............................................................         98,612          73,554
Note payable.......................................................................         74,000          64,000
Accrued interest payable...........................................................         12,205          11,607
Deferred income taxes..............................................................         11,355           6,582
Accrued expenses and other liabilities.............................................         30,515          25,616
Minority interest in subsidiary....................................................         11,951          12,058
                                                                                      ------------     -----------
          Total liabilities........................................................      4,698,949       4,445,231
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................         83,420          83,394
     First Banks America, Inc. subordinated debentures.............................         44,233          44,217
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        127,653         127,611
                                                                                      ------------     -----------

                                      STOCKHOLDERS' EQUITY
                                      --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at March 31, 2000 and December 31, 1999.....................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          3,117           3,318
Retained earnings..................................................................        284,650         270,259
Accumulated other comprehensive income.............................................          1,496           2,350
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        308,241         294,905
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,134,843       4,867,747
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               -------------------
                                                                                               2000         1999
                                                                                               ----         ----
Interest income:
     Interest and fees on loans...........................................................   $89,678        74,675
     Investment securities................................................................     6,870         7,662
     Federal funds sold and other.........................................................     1,169           223
                                                                                             -------     ---------
         Total interest income............................................................    97,717        82,560
                                                                                             -------     ---------
Interest expense:
     Deposits:
       Interest-bearing demand............................................................     1,465         1,114
       Savings............................................................................    11,636        10,929
       Time deposits of $100 or more......................................................     3,015         2,775
       Other time deposits................................................................    23,907        21,130
     Interest rate exchange agreements, net...............................................        --         1,283
     Short-term borrowings................................................................     1,109           839
     Note payable.........................................................................     1,155           896
                                                                                             -------     ---------
         Total interest expense...........................................................    42,287        38,966
                                                                                             -------     ---------
         Net interest income..............................................................    55,430        43,594
Provision for loan losses.................................................................     3,582         2,490
                                                                                             -------     ---------
         Net interest income after provision for loan losses..............................    51,848        41,104
                                                                                             -------     ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees........................     4,592         3,882
     Gain on mortgage loans sold and held for sale........................................     1,392         2,332
     Net gain on sales of available-for-sale securities...................................       379           677
     Net loss on trading securities.......................................................        --          (303)
     Other................................................................................     3,201         3,015
                                                                                             -------     ---------
         Total noninterest income.........................................................     9,564         9,603
                                                                                             -------     ---------
Noninterest expense:
     Salaries and employee benefits.......................................................    16,891        14,502
     Occupancy, net of rental income......................................................     3,222         2,883
     Furniture and equipment..............................................................     2,675         1,901
     Postage, printing and supplies.......................................................     1,108         1,142
     Data processing fees.................................................................     5,189         4,536
     Legal, examination and professional fees.............................................       989         1,320
     Gain on sales of other real estate, net of expenses..................................      (179)          (53)
     Guaranteed preferred debentures......................................................     3,014         3,014
     Other................................................................................     4,884         6,242
                                                                                             -------     ---------
         Total noninterest expense........................................................    37,793        35,487
                                                                                             -------     ---------
         Income before provision for income taxes and minority interest
           in income of subsidiary........................................................    23,619        15,220
Provision for income taxes................................................................     8,544         5,638
                                                                                             -------     ---------
         Income before minority interest in income of subsidiary..........................    15,075         9,582
Minority interest in income of subsidiary.................................................       488           311
                                                                                             -------     ---------
         Net income.......................................................................    14,587         9,271
Preferred stock dividends.................................................................       196           196
                                                                                             -------     ---------
         Net income available to common stockholders......................................   $14,391         9,075
                                                                                             =======     =========
Earnings per common share:
     Basic................................................................................    608.21        383.52
     Diluted..............................................................................    589.52        372.57
                                                                                             ========    =========

Weighted average shares of common stock outstanding.......................................    23,661        23,661
                                                                                             =======     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (UNAUDITED)
                 Three months ended March 31, 2000 and 1999 and
                       nine months ended December 31, 1999
             (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                     Adjustable rate                                       mulated
                                                     preferred stock                                        other     Total
                                                   ------------------
                                                   Class A                                Compre-          compre-   stock-
                                                   conver-              Common   Capital  hensiveRetained  hensive  holders'
                                                    tible     Class B    stock   surplus  income earnings  income    equity
                                                    -----     -------    -----   -------  ------ --------  ------    ------

Consolidated balances, December 31, 1998.........  $12,822      241     5,915      780            231,867   11,738  263,363
Three months ended March 31, 1999:
    Comprehensive income:
      Net income.................................       --       --        --       --    9,271     9,271       --    9,271
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --        --       --   (2,373)       --   (2,373)  (2,373)
                                                                                         ------
      Comprehensive income.......................                                         6,898
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --        --       --               (192)      --     (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --        --       --                 (4)      --       (4)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --       --        --   (2,965)                --       --   (2,965)
    Reclassification of retained earnings........       --       --        --    5,000             (5,000)      --       --
                                                   -------    -----     -----    -----            -------   ------  -------
Consolidated balances, March 31, 1999............   12,822      241     5,915    2,815            235,942    9,365  267,100
Nine months ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --       --        --       --   34,907    34,907       --   34,907
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --        --       --   (7,015)       --   (7,015)  (7,015)
                                                                                         ------
      Comprehensive income.......................                                        27,892
                                                                                         ======
    Class A preferred stock dividends,
      $0.90 per share............................       --       --        --       --               (577)      --     (577)
    Class B preferred stock dividends,
      $0.08 per share............................       --       --        --       --                (13)      --      (13)
    Effect of capital stock transactions of
       majority-owned subsidiaries...............       --       --        --     (308)                --       --     (308)
    Reduction of deferred tax asset
      valuation allowance........................       --       --        --      811                 --       --      811
                                                     -----     ----     -----    -----            -------    -----  -------
Consolidated balances, December 31, 1999.........   12,822      241     5,915    3,318            270,259    2,350  294,905
Three months ended March 31, 2000:
    Comprehensive income:
      Net income.................................       --       --        --       --   14,587    14,587       --   14,587
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --        --       --     (854)       --     (854)    (854)
                                                                                         ------
      Comprehensive income.......................                                        13,733
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --        --       --               (192)      --     (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --        --       --                 (4)      --       (4)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --        --     (201)                --       --     (201)
                                                   -------    -----     -----    -----            -------   ------  -------
Consolidated balances, March 31, 2000............  $12,822      241     5,915    3,117            284,650    1,496  308,241
                                                   =======    =====     =====    =====            =======   ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:


                                                                                             Three months ended  Nine months ended
                                                                                                   March 31,        December 31,
                                                                                              ----------------      ------------
                                                                                                2000      1999          1999
                                                                                                ----      ----          ----

     Unrealized losses arising during the period............................................  $ (608)   (1,934)       (6,940)
     Less reclassification adjustment for gains included in net income......................     246       439            75
                                                                                              ------     -----         -----
     Unrealized losses on securities........................................................  $ (854)   (2,373)       (7,015)
                                                                                              ======    ======        ======


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                               2000         1999
                                                                                               ----         ----

Cash flows from operating activities:
     Net income...........................................................................   $ 14,587      9,271
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization of bank premises and equipment.......................      2,220      1,596
       Amortization, net of accretion.....................................................      1,841      3,066
       Originations and purchases of loans held for sale..................................    (94,450)  (167,385)
       Proceeds from the sale of loans held for sale......................................     62,671    168,532
       Provision for loan losses..........................................................      3,582      2,490
       Provision for income taxes.........................................................      8,544      5,638
       Refunds (payments) of income taxes.................................................         75     (1,491)
       Decrease in accrued interest receivable............................................      2,499      1,557
       Net decrease in trading securities.................................................         --      3,425
       Interest accrued on liabilities....................................................     42,287     38,966
       Payments of interest on liabilities................................................    (42,203)   (35,861)
       Gain on sale of branch facility....................................................         --       (247)
       Other operating activities, net....................................................     (5,711)      (221)
       Minority interest in income of subsidiary..........................................        488        311
                                                                                             --------    -------
         Net cash (used in) provided by operating activities..............................     (3,570)    29,647
                                                                                             --------    -------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...........     (2,709)   (17,245)
     Proceeds from sales of investment securities available for sale......................      8,148     49,467
     Maturities of investment securities available for sale...............................    135,151     54,682
     Maturities of investment securities held to maturity.................................        670        998
     Purchases of investment securities available for sale................................   (109,481)    (7,297)
     Purchases of investment securities held to maturity..................................       (489)    (1,982)
     Net increase in loans................................................................   (155,830)   (42,308)
     Recoveries of loans previously charged-off...........................................      4,081      2,224
     Purchases of bank premises and equipment.............................................     (5,247)    (6,717)
     Other investing activities...........................................................      1,316     (5,543)
                                                                                             --------    -------
         Net cash (used in) provided by investing activities..............................   (124,390)    26,279
                                                                                             --------    -------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits...................................     42,873    (37,729)
     Increase in time deposits............................................................     89,177      2,311
     Decrease in Federal Home Loan Bank advances..........................................         --    (50,000)
     Increase (decrease) in securities sold under agreements to repurchase................     25,058     (3,955)
     Increase (decrease) in notes payable.................................................     10,000        (48)
     Sale of branch deposits..............................................................         --     (2,854)
     Payment of preferred stock dividends.................................................       (196)      (196)
                                                                                             --------    -------
         Net cash provided by (used in) financing activities..............................    166,912    (92,471)
                                                                                             --------    -------
         Net increase (decrease) in cash and cash equivalents.............................     38,952    (36,545)
Cash and cash equivalents, beginning of period............................................    170,894    214,762
                                                                                             --------    -------
Cash and cash equivalents, end of period..................................................   $209,846    178,217
                                                                                             ========    =======

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................   $    558        317
     Loans held for sale transferred to loans.............................................     21,568      6,007
                                                                                             ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

         First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

   First Bank, headquartered in St. Louis County, Missouri (First Bank);
   First Bank & Trust, headquartered in Newport Beach, California (FB&T);
   First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in St. Louis County, Missouri (FBA), and its wholly owned subsidiaries:
          First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Roseville, California (FB California);
          Redwood Bank, headquartered in San Francisco,  California; and
          Lippo Bank, headquartered in San Francisco, California.

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 84.10% and 83.37% owned by First Banks at March 31, 2000 and December 31, 1999, respectively.

(2)  ACQUISITIONS

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $5.5 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.

         On February 29, 2000, First Banks completed its acquisition of certain assets and liabilities of FCG, Albuquerque, New Mexico, in exchange for $65.1 million in cash. FCG is a leasing company that specializes in commercial leasing and operates a multi-state leasing business. The acquisition was funded from available cash. At the time of the transaction, FCG had $64.6 million in total assets, consisting almost solely of commercial leases, net of unearned income. The premium paid on the lease portfolio acquired was $1.5 million and is being amortized as a yield adjustment over approximately four years. FCG operates as a direct subsidiary of First Banks, Inc.

(3)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                         (dollars in thousands, except for per share data)

     Three months ended March 31, 2000:
         Basic EPS - income available to common stockholders.............    $  14,391         23,661       $   608.21
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192          1,076
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  14,583         24,737       $   589.52
                                                                             =========        =======       ==========

     Three months ended March 31, 1999:
         Basic EPS - income available to common stockholders.............    $   9,075         23,661       $   383.52
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192          1,212
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $   9,267         24,873       $   372.57
                                                                             =========        =======       ==========

(4)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $530,000 and $379,000 for the three months ended March 31, 2000 and 1999, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $4.5 million and $4.1 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999, First Services, L.P. paid First
Banks $454,000 and $215,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2000, First Banks and the Subsidiary Banks were each well capitalized.

         As of March 31, 2000, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At March 31, 2000 and December 31, 1999, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                               Actual                                 capitalized under
                                                       -----------------------
                                                        March 31,  December 31,      For capital      prompt corrective
                                                          2000         1999       adequacy purposes   action provisions
                                                          ----         ----       -----------------   -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.04%       10.05%            8.0%               10.0%
              First Bank..............................    10.55        10.60             8.0                10.0
              FB&T....................................    11.79        10.96             8.0                10.0
              FB California...........................    11.03        10.81             8.0                10.0
              FB Texas................................    12.25        12.42             8.0                10.0
              Redwood Bank............................    11.09        11.17             8.0                10.0
              Lippo Bank (1)..........................    13.61          --              8.0                10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.15%        8.00%            4.0%                6.0%
              First Bank..............................     9.30         9.35             4.0                 6.0
              FB&T....................................    10.53         9.70             4.0                 6.0
              FB California...........................     9.77         9.56             4.0                 6.0
              FB Texas................................    11.00        11.17             4.0                 6.0
              Redwood Bank............................     9.97        10.15             4.0                 6.0
              Lippo Bank (1)..........................    12.36          --              4.0                 6.0

         Tier 1 capital (to average assets):
              First Banks.............................     7.57%        7.14%            3.0%                5.0%
              First Bank..............................     8.51         8.10             3.0                 5.0
              FB&T....................................     9.46         8.57             3.0                 5.0
              FB California...........................     9.69         9.95             3.0                 5.0
              FB Texas................................    10.27        10.39             3.0                 5.0
              Redwood Bank............................     8.47         8.48             3.0                 5.0
              Lippo Bank (1)..........................     7.93          --              3.0                 5.0

        -------------------------
        (1)  Lippo Bank was acquired by FBA on February 29, 2000.

 (6)     BUSINESS SEGMENT RESULTS

         First Banks' business segments are First Bank, FB California, Redwood Bank, Lippo Bank, FB Texas and FB&T. The reportable business segments are consistent with the management structure of First Banks, the Subsidiary Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, First Bank, FB California, Redwood Bank, Lippo Bank, FB Texas and FB&T provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, debit and credit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The  business  segment  results  are  summarized  as  follows  and  are consistent with First Banks' internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking and mortgage banking industries.


                                              First Bank              FB California         Redwood Bank (1)       Lippo Bank (2)
                                       -------------------------  ----------------------  ----------------------   --------------
                                       March 31,    December 31,  March 31, December 31,  March 31, December 31,     March 31,
                                         2000           1999        2000        1999        2000       1999            2000
                                         ----           ----        ----        ----        ----       ----            ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities................ $  222,652     241,624      25,142     20,743       27,485     37,539         31,944
Loans, net of unearned discount......  2,705,376    2,527,649     380,446    379,632      142,228    138,902         41,148
Total assets.........................  3,136,666    3,028,046     471,257    431,838      193,928    199,988         98,355
Deposits.............................  2,738,103    2,689,671     406,058    367,563      167,110    173,703         76,431
Stockholders' equity.................    268,639      263,466      49,191     47,990       24,615     24,275         17,273
                                       =========     ========     =======    =======      =======    =======         ======




                                              First Bank             FB California        Redwood Bank (1)      Lippo Bank (2)
                                        ----------------------    ------------------     ------------------    ----------------
                                          Three months ended      Three Months ended     Three months ended       Month ended
                                               March 31,               March 31,               March 31,           March 31,
                                        ----------------------    ------------------     ------------------    ----------------
                                         2000            1999      2000         1999        2000       1999          2000
                                         ----            ----      ----         ----        ----       ----          ----

Income statement information:

Interest income......................   $ 58,758       53,173       9,758      8,000        3,933      1,180            534
Interest expense.....................     26,252       26,531       3,511      3,079        1,574        442            216
                                        --------     --------     -------    -------      -------    -------         ------
     Net interest income.............     32,506       26,642       6,247      4,921        2,359        738            318
Provision for loan losses............      2,600        2,100          90         60          132         --             --
                                        --------     --------     -------    -------      -------    -------         ------
     Net interest income after
       provision for loan losses.....     29,906       24,542       6,157      4,861        2,227        738            318
                                        --------     --------     -------    -------      -------    -------         ------
Noninterest income...................      6,994        7,588         676        609         (118)        26            116
Noninterest expense..................     19,806       19,020       3,615      3,699        1,500        438            442
                                        --------     --------     -------    -------      -------    -------         ------
     Income (loss) before provision
       (benefit) for income taxes
       and minority interest in
       income of subsidiary.........      17,094       13,110       3,218      1,771          609        326             (8)
Provision (benefit) for income taxes.      5,833        4,498       1,270        787          324        164             (7)
                                        --------     --------     -------    -------      -------    -------         ------
     Income (loss) before
        minority interest in
        income of subsidiary.........     11,261        8,612       1,948        984          285        162             (1)
Minority interest in income
        of subsidiary................         --           --          --         --           --         --             --
                                        --------     --------     -------    -------      -------    -------         ------
     Net income......................   $ 11,261        8,612       1,948        984          285        162             (1)
                                        ========     ========     =======    =======      =======    =======         ======

-----------------

(1) Redwood Bank was acquired by FBA on March 4, 1999.
(2) Lippo Bank was acquired by FBA on February 29, 2000 and will be merged into FB California during the second quarter of 2000.
(3) Corporate and other includes $2.0 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.0 million for the three months ended March 31, 2000 and 1999, respectively. In addition, corporate and other includes FCG.






                                                                            Corporate, other
                                                                            and intercompany
                       FB Texas               First Bank & Trust         reclassifications (3)         Consolidated totals
               ------------------------    ------------------------     --------------------------   ------------------------
               March 31,   December 31,     March 31,   December 31,    March 31,     December 31,   March 31,   December 31,
                 2000          1999           2000          1999          2000            1999         2000          1999
                 ----          ----           ----          ----          ----            ----         ----          ----
                                             (dollars expressed in thousands)



               26,152          30,439        95,330       103,636         16,897        17,666        445,602       451,647
              214,473         213,731       739,040       736,828           (407)         (418)     4,222,304     3,996,324
              291,625         278,988       970,805       944,013        (27,793)      (15,126)     5,134,843     4,867,747
              255,517         244,248       839,754       804,976        (22,662)      (28,347)     4,460,311     4,251,814
               30,827          30,338       103,245       102,014       (185,549)     (173,178)       308,241       294,905
              =======         =======       =======       =======       ========      ========       ========     =========




                                                                           Corporate, other
                                                                           and intercompany
                       FB Texas               First Bank & Trust        reclassifications (3)         Consolidated totals
                ----------------------      ----------------------     ------------------------       -------------------
                  Three months ended          Three months ended         Three months ended            Three months ended
                       March 31,                   March 31,                  March 31,                     March 31,
                ----------------------      ----------------------     ------------------------       --------------------
                 2000            1999         2000           1999        2000             1999        2000            1999
                 ----            ----         ----           ----        ----             ----        ----            ----


                5,668           5,542        18,914        14,341            152           324         97,717       82,560
                2,289           2,162         7,508         6,199            937           553         42,287       38,966
               ------         -------       -------        ------       --------      --------       --------      -------
                3,379           3,380        11,406         8,142           (785)         (229)        55,430       43,594
                  120              30           640           300             --            --          3,582        2,490
               ------         -------       -------        ------       --------      --------       --------      -------

                3,259           3,350        10,766         7,842           (785)         (229)        51,848       41,104
               ------         -------       -------        ------       --------      --------       --------      -------
                  491             543         1,881         1,243           (476)         (406)         9,564        9,603
                2,109           2,279         7,016         6,552          3,305         3,499         37,793       35,487
               ------         -------       -------        ------       --------      --------       --------      -------



                1,641           1,614         5,631         2,533         (4,566)       (4,134)        23,619       15,220
                  587             555         2,222         1,123         (1,685)       (1,489)         8,544        5,638
               ------         -------       -------        ------       --------      --------       --------      -------

                1,054           1,059         3,409         1,410         (2,881)       (2,645)        15,075        9,582
                   --              --            --            --            488           311            488          311
               ------         -------       -------        ------       --------      --------       --------      -------
                1,054           1,059         3,409         1,410         (3,369)       (2,956)        14,587        9,271
               ======         =======       =======        ======       ========      ========       ========      =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of First Banks. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on First Banks, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to First Banks and changes therein; competitive conditions in the markets in which First Banks conducts its operations, including competition from banking and non-banking companies with substantially greater resources than First Banks, some of which may offer and develop products and services not offered by First Banks; the ability of First Banks to control the composition of the loan portfolio without adversely affecting interest income; and the ability of First Banks to respond to changes in technology. With regard to First Banks' efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of First Banks, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than First Banks, fluctuations in the prices at which acquisition targets may be available for sale and in the market for First Banks' securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         First Banks is a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. At March 31, 2000, First Banks had $5.13 billion in total assets, $4.22 billion in total loans, net of unearned discount, $4.46 billion in total deposits and $308.2 million in total stockholders' equity. First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

      First Bank, headquartered in St. Louis County, Missouri (First Bank); First Bank & Trust, headquartered in Newport Beach, California (FB&T); First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in St. Louis County, Missouri
          (FBA), and its wholly owned subsidiaries:
              First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Roseville, California (FB California);
              Redwood Bank, headquartered in San Francisco, California; and Lippo Bank, headquartered in San Francisco, California.

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 84.10% and 83.37% owned by First Banks at March 31, 2000 and December 31, 1999, respectively.

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

         The following table summarizes selected data about the Subsidiary Banks at March 31, 2000:

                                                                                        Loans, net of
                                                           Number of       Total          unearned          Total
                       Subsidiary Banks                    locations      assets          discount        deposits
                       ----------------                    ---------      ------          --------        --------
                                                                             (dollars expressed in thousands)

         First Bank..................................         87      $ 3,136,666        2,705,376        2,738,103
         FB&T .......................................         27          970,805          739,040          839,754
         FBA:
              FB California..........................         11          471,257          380,446          406,058
              FB Texas...............................          6          291,625          214,473          255,517
              Redwood Bank...........................          4          193,928          142,228          167,110
              Lippo Bank.............................          3           98,355           41,148           76,431

                               Financial Condition

         First Banks' total assets increased by $260.0 million to $5.13 billion from $4.87 billion at March 31, 2000 and December 31, 1999, respectively. As discussed in Note 2 to the accompanying consolidated financial statements, the acquisitions of Lippo Bank and FCG provided assets of $85.3 million and $64.6 million, respectively. Loans, net of unearned discount, excluding the $40.9 million and $66.1 million of loans acquired from Lippo Bank and FCG, respectively, increased by $119.0 million, which is further discussed under "--Loans and Allowance for Loan Losses." Total deposits, excluding the deposits provided by the acquisition of Lippo Bank, increased by $132.1 million to $4.46 billion at March 31, 2000. The funds generated from the deposit growth were primarily utilized to fund internal loan growth and the acquisition of the FCG leases, with the remainder temporarily invested in cash and cash equivalents. In addition, short-term borrowings and note payable increased to $98.6 million and $74.0 million at March 31, 2000, respectively.

                              Results of Operations

Net Income

         Net income was $14.6 million for the three months ended March 31, 2000, compared to $9.3 million for the comparable period in 1999. The earnings progress was primarily driven by increased net interest income generated from the acquisitions of Lippo Bank, FCG, Century Bank and Redwood Bank, the continued change in the composition of the loan portfolio, an increase in interest rates and internal loan growth. As previous mentioned, the loan growth was primarily funded through internal deposit growth.

         The increase in net income was partially offset by an increased provision for loan losses, as discussed under "--Loans and Allowance for Loan Losses," and an increase in operating expenses of $2.3 million to $37.8 million from $35.5 million for the three months ended March 31, 2000 and 1999, respectively. The increased operating expenses are reflective of the operating expenses of Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates, increased salaries and employee benefit expenses, increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) improved to $55.6 million, or 4.85% of interest-earning assets, for the three months ended March 31, 2000, from $43.8 million, or 4.28% of interest-earning assets, for the comparable period in 1999. The improved net interest income is primarily attributable to the net interest-earning assets provided by the aforementioned acquisitions, internal loan growth and an increase in the prime-lending rate. For the three months ended March 31, 2000, loans, on average, increased by $461.0 million from the comparable period in 1999. Contributing further to the improved net interest income is the reduced aggregate weighted average rate paid on interest-bearing liabilities. For the three months ended March 31, 2000 and 1999, respectively, the aggregate weighted average rate paid on the deposit portfolio decreased to 4.31% from 4.41%, reflecting First Banks' continual process of realigning the deposit portfolios of acquired entities, competitive pricing and enhanced products and services. This decrease was partially offset by an increase in the weighted average rates paid on short-term borrowings and notes payable and other to 5.12% and 7.13% for the three months ended March 31, 2000, respectively, from 4.86% and 6.43% for the comparable period in 1999, respectively, reflecting an increase in the average balance of these financial instruments.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                         For the three months ended March 31,
                                                               -----------------------------------------------------
                                                                         2000                         1999
                                                               ------------------------     ------------------------
                                                                        Interest                    Interest
                                                               Average   income/ Yield/     Average  income/  Yield/
                                                               balance   expense  rate      balance  expense   rate
                                                               -------   -------  ----      -------  -------  -----
                                                                         (dollars expressed in thousands)
                            ASSETS
                            ------
Interest-earning assets:
    Loans (1) (2) (3)(4) .................................   $4,086,591   89,753   8.83% $3,625,581   74,761   8.36%
    Investment securities (4) ............................      440,803    7,002   6.39     510,844    7,807   6.20
    Federal funds sold....................................       81,320    1,126   5.57      14,854      193   5.27
    Other.................................................        2,231       43   7.75       1,074       30  11.33
                                                             ----------  -------         ----------  -------
         Total interest-earning assets....................    4,610,945   97,924   8.54   4,152,353   82,791   8.09
                                                                         -------                     -------
Nonearning assets.........................................      351,309                     343,402
                                                             ----------                  ----------
         Total assets.....................................   $4,962,254                  $4,495,755
                                                             ==========                  ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------
Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...................   $  423,088    1,465   1.39% $  371,174    1,114   1.22%
       Savings deposits...................................    1,225,323   11,636   3.82   1,212,273   10,929   3.66
       Time deposits of $100 or more (3)..................      236,937    3,014   5.12     213,461    2,918   5.54
       Other time deposits (3)............................    1,847,003   23,908   5.21   1,618,772   22,214   5.57
                                                             ----------  -------         ----------  -------
         Total interest-bearing deposits..................    3,732,351   40,023   4.31   3,415,680   37,175   4.41
    Short-term borrowings (3).............................       87,183    1,109   5.12      83,256      998   4.86
    Notes payable and other...............................       65,126    1,155   7.13      50,001      793   6.43
                                                             ----------  -------         ----------  -------
         Total interest-bearing liabilities...............    3,884,660   42,287   4.38   3,548,937   38,966   4.45
                                                                         -------                     -------
Noninterest-bearing liabilities:
    Demand deposits.......................................      587,417                     508,451
    Other liabilities.....................................      194,914                     171,607
                                                             ----------                  ----------
         Total liabilities................................    4,666,991                   4,228,995
Stockholders' equity......................................      295,263                     266,760
                                                             ----------                  ----------
         Total liabilities and stockholders' equity.......   $4,962,254                  $4,495,755
                                                             ==========                  ==========
Net interest income.......................................                55,637                      43,825
                                                                         =======                     =======
Interest rate spread......................................                         4.16                        3.64
Net interest margin.......................................                         4.85%                       4.28%
                                                                                   ====                        ====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $207,000 and $231,000 for the three months ended March 31, 2000 and 1999, respectively.

Provision for Loan Losses

         The provision for loan losses was $3.6 million and $2.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase in the provision for loan losses is primarily attributable to the continued growth and changing composition of the loan portfolio. Loan charge-offs were $3.2 million for the three months ended March 31, 2000, in comparison to $1.9 million for the comparable period in 1999. This increase in loan charge-offs is reflective of overall growth, both internal and through acquisitions, in the loan portfolio and increased risk associated with the continued change in the composition of the loan portfolio. For the three months ended March 31, 2000, loan charge-offs include a charge-off of $1.6 million on a single loan. Loan recoveries increased to $4.1 million for the three months ended March 31, 2000 from $2.2 million for the comparable period in 1999 reflecting management's continued aggressive collection efforts. The acquisitions of Lippo Bank, completed on February 29, 2000, and Redwood Bank, completed on March 4, 1999, provided $799,000 and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $9.6 million for the three months ended March 31, 2000 and 1999. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.

         Service charges on deposit accounts and customer service fees increased by $700,000 to $4.6 million from $3.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase in service charges and customer service fees is attributable to (a) increased deposit balances provided by internal growth; (b) the acquisitions of Lippo Bank, Century Bank and Redwood Bank; (c) additional products and services available and utilized by First Banks' expanding base of retail and commercial customers; (d) increased fee income resulting from revisions of customer service charge rates effective April 1, 1999 and enhanced control of fee waivers; and (e) increased interchange income associated with automatic teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale decreased $900,000 to $1.4 million from $2.3 million for the three months ended March 31, 2000 and 1999, respectively. This decrease is primarily attributable to a reduced volume of loans originated and sold commensurate with the increase in mortgage loan rates experienced during the first quarter of 2000.

         The net gain on sales of available-for-sale securities was $379,000 and $677,000 for the three months ended March 31, 2000 and 1999, respectively. These gains primarily resulted from sales of available-for-sale securities necessary to facilitate the funding of First Banks' loan growth. The decrease in the net gain reflects the sales of certain investment securities held by acquired institutions that did not meet First Banks' overall investment objectives, which resulted in a loss upon liquidation of these investment securities.

         The net loss on trading securities of $303,000 for the three months ended March 31, 1999 resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading securities during the first quarter of 1999.

         Other income was $3.2 million for the three months ended March 31, 2000 in comparison to $3.0 million for the comparable period in 1999. The primary components of the increase are attributable to income earned on First Banks' investment in bank-owned life insurance and increased rental fees received from First Services, L.P. for the use of data processing and other equipment owned by First Banks. The increase in such fees is commensurate with the replacement of First Banks' teller system and certain other technological upgrades, including local and wide area network-based systems, networks, core processors and item processing equipment that were replaced in 1999 in conjunction with Year 2000 compliance preparations. See Note 4 to the accompanying consolidated financial statements for further information regarding transactions with related parties.

Noninterest Expense

         Noninterest expense increased to $37.8 million for the three months ended March 31, 2000 from $35.5 million for the comparable period in 1999. The increase is reflective of: (a) the noninterest expense of Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefit expenses; (c) increased data processing fees; and (d) increased amortization of intangibles associated with the purchase of subsidiaries. The overall increase in noninterest expense was partially offset by decreases in legal, examination and professional fees and other expense.

         Salaries and employee benefits were $16.9 million and $14.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase is attributable to the aforementioned acquisitions and is also reflective of the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel.

         Occupancy, net of rental income, and furniture and equipment expense were $3.2 million and $2.7 million for the three months ended March 31, 2000, respectively, in comparison to $2.9 million and $1.9 million for the comparable period in 1999, respectively. The increase is primarily attributable to the aforementioned acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999 including the implementation of First Banks' new teller system.

         Data processing fees were $5.2 million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively. The increased data processing fees are attributable to growth and technological advancements consistent with First Banks' product and service offerings, upgrades to technological equipment, networks and communication channels and external third-party data processing fees associated with Lippo Bank.

         Legal, examination and professional fees decreased by $331,000 to $989,000 from $1.3 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in these fees is primarily attributable to a decline in First Banks' utilization of external consultants who provided assistance throughout 1999 associated with the development and expansion of selected business initiatives. In addition, the decrease is also reflective of the settlement of certain litigation completed in 1999.

         Other expense decreased by $1.3 million to $4.9 million from $6.2 million for the three months ended March 31, 2000 and 1999, respectively. Other expense is comprised of numerous general administrative expenses including but not limited to travel, meals and entertainment, insurance, FDIC premiums, communications, advertising and business development, freight and courier services, correspondent bank charges, amortization of intangibles associated with the purchase of subsidiaries, miscellaneous losses and recoveries and sales taxes. The decrease in such expenditures is a function of: (a) reduced fraud losses; (b) recoveries from loans of acquired entities that had been fully charged-off prior to the acquisition dates; and (c) management's continued efforts to control these costs. Offsetting the overall decrease in other expenses was an increase of $174,000 in amortization of intangibles associated with the purchase of subsidiaries, which is directly associated with the completion of the aforementioned acquisitions.

                          Interest Rate Risk Management

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

                                                                    March 31, 2000             December 31, 1999
                                                                ----------------------      --------------------
                                                                Notional       Credit       Notional       Credit
                                                                 amount       exposure       amount       exposure
                                                                 ------       --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
         adjustable rate, receive adjustable rate............  $      --          --        500,000           --
     Interest rate swap agreements - pay
         adjustable rate, receive fixed rate.................    455,000          40        455,000        3,349
     Interest rate floor agreements..........................     35,000          11         35,000           13
     Interest rate cap agreements............................     10,000           4         10,000           26
     Forward commitments to sell
         mortgage-backed securities..........................     29,000          --         33,000           --
                                                               =========         ===        =======       ======

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

         During 1998, First Banks entered into $280.0 million notional amount interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). In March 2000, the terms of the swap agreements were modified such that First Banks currently pays an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semiannually. The amount receivable by First Banks under the swap agreements was $853,000 and $4.1 million at March 31, 2000 and December 31, 1999, respectively, and the amount payable by First Banks under the swap agreements was $779,000 and $770,000 at March 31, 2000 and December 31, 1999, respectively.

         During May 1999, First Banks entered into $500.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for First Banks to pay and receive interest on a monthly basis. In January 2000, First Banks determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and terminated these agreements at a cost of $150,000.

         During September 1999, First Banks entered into $175.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at March 31, 2000 and December 31, 1999, and the amount payable by First Banks under the swap agreements was $153,000 and $141,000 at March 31, 2000 and December 31, 1999, respectively.

         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of March 31, 2000 and December 31, 1999 were as follows:

                                                                  Notional   Interest rate Interest rate  Fair value
                       Maturity date                               amount        paid        received     gain (loss)
                       -------------                               ------        ----        --------     -----------
                                                                         (dollars expressed in thousands)

         March 31, 2000:
             September 27, 2001..............................  $   75,000        6.30%         6.14%     $    (932)
             September 27, 2001..............................      45,000        6.30          6.14           (559)
             September 27, 2001..............................      40,000        6.30          6.14           (497)
             September 27, 2001..............................      15,000        6.30          6.14           (186)
             June 11, 2002...................................      15,000        6.30          6.00           (362)
             September 16, 2002..............................     175,000        6.30          5.36         (7,229)
             September 16, 2002..............................      20,000        6.30          5.36           (826)
             September 18, 2002..............................      40,000        6.30          5.33         (1,691)
             September 18, 2002..............................      30,000        6.30          5.33         (1,268)
                                                               ----------                                ----------
                                                               $  455,000        6.30          5.68      $ (13,550)
                                                               ==========       =====         =====      =========

         December 31, 1999:
             March 31, 2000..................................  $  350,000        5.84%         6.45%     $      87
             March 31, 2000..................................      75,000        5.84          6.45             19
             March 31, 2000..................................      50,000        5.84          6.45             12
             March 31, 2000..................................      25,000        5.84          6.45              6
             September 27, 2001..............................      75,000        5.80          6.14           (685)
             September 27, 2001..............................      45,000        5.80          6.14           (411)
             September 27, 2001..............................      40,000        5.80          6.14           (365)
             September 27, 2001..............................      15,000        5.80          6.14           (137)
             June 11, 2002...................................      15,000        6.12          6.00           (291)
             September 16, 2002..............................     175,000        6.12          5.36         (6,574)
             September 16, 2002..............................      20,000        6.12          5.36           (751)
             September 18, 2002..............................      40,000        6.14          5.33         (1,543)
             September 18, 2002..............................      30,000        6.14          5.33         (1,157)
                                                               ----------                                ---------
                                                               $  955,000        5.91          6.08      $ (11,790)
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

         First Banks also utilizes interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At March 31, 2000 and December 31, 1999, the unamortized costs of these agreements were $11,000 and $32,000, respectively, and were included in other assets.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $34.1 million and $31.5 million at March 31, 2000 and December 31, 1999, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $29.0 million and $33.0 million at March 31, 2000 and December 31, 1999, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At March 31, 2000 and December 31, 1999, the net unamortized gains were $562,000 and $838,000, respectively. Such gains and losses were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

                       Loans and Allowance for Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 91.8% and 90.4% of total interest income for the three months ended March 31, 2000 and 1999, respectively. Total loans, net of unearned discount, increased $220.0 million to $4.22 billion, or 82.2% of total assets, at March 31, 2000, compared to $4.00 billion, or 82.1% of total assets, at December 31, 1999. The increase in loans, as summarized on the consolidated balance sheets, is primarily attributable to the acquisitions of Lippo Bank and FCG, which provided loans, net of unearned of discount, of $40.9 million and $64.6 million, respectively, and the continued growth and diversification of the commercial, financial and agricultural and commercial real estate mortgage loan portfolios. This increase was partially offset by a decline in the consumer and installment portfolio of $86.5 million reflecting reductions in new loan volumes and the repayment of principal on the existing portfolio. This is consistent with First Banks' objectives of de-emphasizing indirect automobile lending and increasing commercial lending.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    March 31,     December 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                 (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual........................................................   $  14,797          18,397
              Restructured terms................................................          22              29
         Real estate construction and development:
              Nonaccrual........................................................         975           1,886
         Real estate mortgage:
              Nonaccrual........................................................      15,053          16,414
              Restructured terms................................................       2,981           2,979
         Consumer and installment:
              Nonaccrual........................................................         456              32
                                                                                   ---------       ---------
                  Total nonperforming loans.....................................      34,284          39,737
         Other real estate......................................................       1,752           2,129
                                                                                   ---------       ---------
                  Total nonperforming  assets...................................   $  36,036          41,866
                                                                                   =========       =========

         Loans, net of unearned discount........................................   4,222,304       3,996,324
                                                                                   =========       =========

         Loans past due 90 days or more and still accruing......................       3,143           5,844
                                                                                   =========       =========

         Allowance for loan losses to loans.....................................        1.75%           1.72%
         Nonperforming loans to loans...........................................        0.81            0.99
         Allowance for loan losses to nonperforming loans.......................      215.43          172.66
         Nonperforming assets to loans and other real estate....................        0.85            1.05
                                                                                  ==========        ========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $34.3 million at March 31, 2000 in comparison to $39.7 million at December 31, 1999. The decrease in nonperforming loans is almost solely attributable to a decrease in nonaccrual loans of $5.4 million, continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities.

         The following table presents a summary of loan loss experience for the periods indicated:

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        -------------------
                                                                                        2000          1999
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Allowance for loan losses, beginning of period...........................   $  68,611        60,970
              Acquired allowances for loan losses.................................         799         1,466
                                                                                     ---------     ---------
                                                                                        69,410        62,436
                                                                                      --------     ---------
              Loans charged-off...................................................      (3,214)       (1,911)
              Recoveries of loans previously charged-off..........................       4,081         2,224
                                                                                     ---------     ---------
              Net loan recoveries.................................................         867           313
                                                                                     ---------     ---------
              Provision for loan losses...........................................       3,582         2,490
                                                                                     ---------     ---------
         Allowance for loan losses, end of period.................................   $  73,859        65,239
                                                                                     =========     =========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are combined with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

                                    Liquidity

         The liquidity of First Banks and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, First Banks and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including First Banks' $100 million Credit Agreement. The aggregate funds acquired from these more volatile sources were $522.4 million and $476.8 million at March 31, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and the note payable, at March 31, 2000:

                                                                                          March 31, 2000
                                                                                          --------------
                                                                                 (dollars expressed in thousands)

         Three months or less..........................................................     $ 287,989
         Over three months through six months..........................................        93,823
         Over six months through twelve months.........................................        80,108
         Over twelve months............................................................        60,466
                                                                                            ---------
                Total..................................................................     $ 522,386
                                                                                            =========

         In addition to these more volatile sources of funds, in 1999, First Bank, FB&T, FB California and FB Texas established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2000, First Banks' borrowing capacity under these agreements was approximately $1.25 billion. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $306.6 million at March 31, 2000.

         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to First Banks sufficient to meet its operating and debt service requirements, both on a short-term and long-term basis.

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

         First Banks successfully completed all phases of its Year 2000 program (Program) within the appropriate timeframes established by the regulatory agencies. In addition, First Banks did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by First Banks' more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $14.9 million, comprised of capital improvements of $12.3 million and direct expenses reimbursable to First Services, L.P. of $2.6 million. The capital improvements are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $180,000 and $450,000 for the three months ended March 31, 2000 and 1999, respectively and $1.8 million for the year ended December 31, 1999.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, First Banks' risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on the earnings of First Banks, a decline in interest rates of 100 basis points indicated a projected pre-tax loss equivalent to approximately 7.1% of net interest income based on assets and liabilities at December 31, 1999. At March 31, 2000, First Banks remains in an "asset-sensitive" position and thus, remains subject to a higher level of risk in a declining interest-rate environment. First Banks' asset-sensitive position, coupled with the recent increases in the prime lending rate, is reflected in First Banks' increased net interest income for the three months ended March 31, 2000 as further discussed under "--Results of
Operations." During the three months ended March 31, 2000, First Banks' asset-sensitive position and overall susceptibility to market risks have not changed significantly.

                           Part II - OTHER INFORMATION


                           ITEM 1 - LEGAL PROCEEDINGS

         Since 1996, the former majority owner of Lippo Bank and various entities with which he is associated, including Lippo Bank, have been a subject of federal investigations involving alleged financial improprieties with respect to federal election campaign laws. These alleged improprieties relate to various transactions occurring between 1988 and 1996, particularly with respect to the 1996 U.S. Presidential campaign. Lippo Bank, which has cooperated with authorities conducting the investigations, has been informed that in the event other persons or entities, which are the principal focus of the investigations, are charged in connection with these alleged improprieties, it may also be charged in either civil or criminal proceedings. All of the matters under investigation occurred years before FBA's acquisition of Lippo Bank in February 2000. In the course of negotiating the acquisition of Lippo Bank, FBA was informed of the ongoing investigations and their potential outcome, and took steps to protect itself against financial loss from this matter. These included establishment of an accrual for anticipated legal defense costs and an escrow arrangement pursuant to which Lippo Bank's former majority owner is required to indemnify FBA for certain costs. FBA, with the advice of legal counsel, believes that if any charges were to be instituted, the resolution thereof would not have a material adverse financial effect on FBA.

                    ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                           Description
      --------------                           -----------

            27                 Article 9 - Financial Data Schedule (EDGAR only)

(b) First Banks filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST BANKS, INC.



                                    By: /s/  James F. Dierberg
                                        ---------------------------------------
                                             James F. Dierberg
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
May 10, 2000                                 (Principal Executive Officer)



                                    By: /s/  Frank H. Sanfilippo
                                        ---------------------------------------
                                             Frank H. Sanfilippo
                                             Executive Vice President and
                                             Chief Financial Officer
May 10, 2000                                 (Principal Financial and
                                             Accounting Officer)