Form 10-Q
period 2000-06-30
FIRST BANKS INC
filed 2000-08-08
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                        Yes      X            No
                             ---------           --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                   Shares outstanding
                Class                               at July 31, 2000
                -----                              ------------------

   Common Stock, $250.00 par value                        23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED):

              CONSOLIDATED BALANCE SHEETS.........................................................           1

              CONSOLIDATED STATEMENTS OF INCOME...................................................           3

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND COMPREHENSIVE INCOME........................................................           4

              CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS........................................................          12

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          23

PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................         24

SIGNATURES   ......................................................................................         25


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                        June 30,      December 31,
                                                                                          2000            1999
                                                                                          ----            ----


                                             ASSETS
                                             ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    137,265         126,720
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          3,424           1,674
     Federal funds sold............................................................         19,100          42,500
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        159,789         170,894
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        414,978         430,093
     Held to maturity, at amortized cost (fair value of $21,302 and
       $21,476 at June 30, 2000 and December 31, 1999, respectively)...............         21,342          21,554
                                                                                      ------------     -----------
               Total investment securities.........................................        436,320         451,647
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,284,606       1,086,919
     Real estate construction and development......................................        816,687         795,081
     Real estate mortgage..........................................................      1,996,265       1,851,569
     Consumer and installment......................................................        195,930         233,374
     Loans held for sale...........................................................         40,067          37,412
                                                                                      ------------     -----------
               Total loans.........................................................      4,333,555       4,004,355
     Unearned discount.............................................................         (7,162)         (8,031)
     Allowance for loan losses.....................................................        (77,822)        (68,611)
                                                                                      ------------     -----------
               Net loans...........................................................      4,248,571       3,927,713
                                                                                      ------------     -----------

Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................         80,922          75,647
Intangibles associated with the purchase of subsidiaries...........................         47,995          46,085
Accrued interest receivable........................................................         37,331          33,491
Deferred income taxes..............................................................         63,930          51,972
Other assets.......................................................................        105,614         110,298
                                                                                      ------------     -----------
               Total assets........................................................   $  5,180,472       4,867,747
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                        June 30,      December 31,
                                                                                          2000            1999
                                                                                          ----            ----


                                           LIABILITIES
                                           -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    649,606         606,064
       Interest-bearing............................................................        396,400         415,113
     Savings.......................................................................      1,269,595       1,198,314
     Time:
       Time deposits of $100 or more...............................................        353,839         339,214
       Other time deposits.........................................................      1,787,013       1,693,109
                                                                                      ------------     -----------
          Total deposits...........................................................      4,456,453       4,251,814
Short-term borrowings..............................................................        150,812          73,554
Note payable.......................................................................         58,500          64,000
Accrued interest payable...........................................................         13,067          11,607
Deferred income taxes..............................................................         10,639           6,582
Accrued expenses and other liabilities.............................................         29,124          25,616
Minority interest in subsidiary....................................................         12,142          12,058
                                                                                      ------------     -----------
          Total liabilities........................................................      4,730,737       4,445,231
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................         83,446           83,394
     First Banks America, Inc. subordinated debentures.............................         44,249           44,217
                                                                                      ------------     ------------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        127,695          127,611
                                                                                      ------------     ------------

                                      STOCKHOLDERS' EQUITY
                                      --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at June 30, 2000 and December 31, 1999......................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,989           3,318
Retained earnings..................................................................        299,190         270,259
Accumulated other comprehensive income.............................................            883           2,350
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        322,040         294,905
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,180,472       4,867,747
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                         Three months ended       Six months ended
                                                                               June 30,               June 30,
                                                                         ------------------    -------------------
                                                                            2000     1999        2000       1999
                                                                            ----     ----        ----       ----
Interest income:
     Interest and fees on loans.......................................  $ 96,148    78,964      185,826    153,639
     Investment securities............................................     7,149     6,445       14,019     14,107
     Federal funds sold and other.....................................       864       232        2,033        455
                                                                        --------    ------     --------   --------
         Total interest income........................................   104,161    85,641      201,878    168,201
                                                                        --------    ------     --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand........................................     1,420     1,182        2,885      2,296
       Savings........................................................    12,434    11,085       24,070     22,014
       Time deposits of $100 or more..................................     2,840     2,691        5,855      5,466
       Other time deposits............................................    26,315    19,831       50,222     40,961
     Interest rate exchange agreements, net...........................        --     1,305           --      2,588
     Short-term borrowings............................................     1,406     1,420        2,515      2,259
     Note payable.....................................................     1,356       636        2,511      1,532
                                                                        --------    ------     --------   --------
         Total interest expense.......................................    45,771    38,150       88,058     77,116
                                                                        --------    ------     --------   --------
         Net interest income..........................................    58,390    47,491      113,820     91,085
Provision for loan losses.............................................     3,620     3,373        7,202      5,863
                                                                        --------    ------     --------   --------
         Net interest income after provision for loan losses..........    54,770    44,118      106,618     85,222
                                                                        --------    ------     --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees....     4,872     4,475        9,464      8,357
     Gain on mortgage loans sold and held for sale....................     1,876     1,502        3,268      3,834
     Net gain on sales of available-for-sale securities...............        --       115          379        792
     Net loss on trading securities...................................        --        --           --       (303)
     Other............................................................     4,723     7,423        7,924     10,438
                                                                        --------    ------     --------   --------
         Total noninterest income.....................................    11,471    13,515       21,035     23,118
                                                                        --------    ------     --------   --------
Noninterest expense:
     Salaries and employee benefits...................................    18,346    15,569       35,237     30,071
     Occupancy, net of rental income..................................     3,433     2,959        6,655      5,842
     Furniture and equipment..........................................     2,998     2,098        5,673      3,999
     Postage, printing and supplies...................................     1,075     1,011        2,183      2,153
     Data processing fees.............................................     5,474     4,687       10,663      9,223
     Legal, examination and professional fees.........................     1,014     1,922        2,003      3,242
     (Gain) loss on sales of other real estate, net of expenses.......       (45)       39         (224)       (14)
     Guaranteed preferred debentures..................................     2,998     3,014        6,012      6,028
     Other............................................................     6,624     5,949       11,508     12,191
                                                                        --------    ------     --------   --------
         Total noninterest expense....................................    41,917    37,248       79,710     72,735
                                                                        --------    ------     --------   --------
         Income before provision for income taxes and minority
           interest in income of subsidiary...........................    24,324    20,385       47,943     35,605
Provision for income taxes............................................     9,197     7,465       17,741     13,103
                                                                        --------    ------     --------   --------
         Income before minority interest in income of subsidiary......    15,127    12,920       30,202     22,502
Minority interest in income of subsidiary.............................       455       361          943        672
                                                                        --------    ------     --------   --------
         Net income...................................................    14,672    12,559       29,259     21,830
Preferred stock dividends.............................................       132       132          328        328
                                                                        --------    ------     --------   --------
         Net income available to common stockholders..................  $ 14,540    12,427       28,931     21,502
                                                                        ========    ======     ========   ========
Earnings per common share:
     Basic............................................................  $ 614.51    525.23     1,222.71     908.75
     Diluted..........................................................    594.12    505.15     1,182.47     877.36
                                                                        ========    ======     ========   ========

Weighted average shares of common stock outstanding...................    23,661    23,661       23,661     23,661
                                                                        ========    ======     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (UNAUDITED)
 Six months ended June 30, 2000 and 1999 and six months ended December 31, 1999
             (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                     Adjustable rate                                       mulated
                                                     preferred stock                                        other     Total
                                                   ------------------
                                                   Class A                                Compre-          compre-   stock-
                                                   conver-             Common    Capital  hensiveRetained  hensive  holders'
                                                    tible     Class B   stock    surplus  income earnings  income    equity
                                                    -----     -------   -----    -------  ------ --------  ------    ------

Consolidated balances, December 31, 1998.........  $12,822      241    5,915       780            231,867   11,738  263,363
Six months ended June 30, 1999:
    Comprehensive income:
      Net income.................................       --       --       --        --   21,830    21,830       --   21,830
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (4,916)       --   (4,916)  (4,916)
                                                                                         ------
      Comprehensive income.......................                                        16,914
                                                                                         ======
    Class A preferred stock dividends,
      $0.50 per share............................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --    (3,040)                --       --   (3,040)
    Reclassification of retained earnings........       --       --       --     5,000             (5,000)      --       --
    Reduction of deferred tax asset
       valuation reserve........................        --       --       --       270                 --       --      270
                                                    ------     ----    -----    ------            -------    -----  -------
Consolidated balances, June 30, 1999.............   12,822      241    5,915     3,010            248,369    6,822  277,179
Six months ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --       --       --        --   22,348    22,348       --   22,348
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (4,472)       --   (4,472)  (4,472)
                                                                                         ------
      Comprehensive income.......................                                        17,876
                                                                                         ======
    Class A preferred stock dividends,
      $0.70 per share............................       --       --       --        --               (448)      --     (448)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (10)      --      (10)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (233)                --       --     (233)
    Reduction of deferred tax asse
      valuation allowance........................       --       --       --       541                 --       --      541
                                                    ------     ----    -----     -----            -------    -----  -------
Consolidated balances, December 31, 1999.........   12,822      241    5,915     3,318            270,259    2,350  294,905
Six months ended June 30, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   29,259    29,259       --   29,259
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (1,467)       --   (1,467)  (1,467)
                                                                                         ------
      Comprehensive income.......................                                        27,792
                                                                                         ======
    Class A preferred stock dividends,
      $0.50 per share............................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (329)                --       --     (329)
                                                   -------    -----     ----     -----            -------   ------  -------
Consolidated balances, June 30, 2000.............  $12,822      241    5,915     2,989            299,190      883  322,040
                                                   =======    =====    =====     =====            =======   ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                           Three months ended  Six months ended  Six months ended
                                                                               June 30,            June 30,        December 31,
                                                                           -----------------   ---------------     ------------
                                                                            2000      1999      2000      1999         1999
                                                                            ----      ----      ----      ----         ----

     Unrealized losses arising during the period.......................    $  (613)   (2,467) (1,221)   (4,401)      (4,473)
     Less reclassification adjustment for gains included in net income.         --        76     246       515           (1)
                                                                           -------   -------   -----     -----        -----
     Unrealized losses on securities...................................    $  (613)   (2,543) (1,467)   (4,916)      (4,472)
                                                                           =======   =======  ======    ======       ======


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                               Six months ended
                                                                                                    June 30,
                                                                                              ------------------
                                                                                               2000        1999

Cash flows from operating activities:
     Net income...........................................................................   $ 29,259     21,830
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization of bank premises and equipment.......................      4,578      3,293
       Amortization, net of accretion.....................................................      3,801      6,379
       Originations and purchases of loans held for sale..................................   (238,508)  (297,565)
       Proceeds from the sale of loans held for sale......................................    185,316    352,434
       Provision for loan losses..........................................................      7,202      5,863
       Provision for income taxes.........................................................     17,741     13,103
       Payments of income taxes...........................................................     (5,382)   (11,547)
       Increase in accrued interest receivable............................................     (3,295)    (2,462)
       Net decrease in trading securities.................................................         --      3,425
       Interest accrued on liabilities....................................................     88,058     77,116
       Payments of interest on liabilities................................................    (87,088)   (73,901)
       Gain on sale of branch facility....................................................     (1,355)    (4,473)
       Net gain on sales of available-for-sale investment securities......................       (379)      (792)
       Other operating activities, net....................................................    (12,080)       874
       Minority interest in income of subsidiary..........................................        943        672
                                                                                             --------    -------
         Net cash (used in) provided by operating activities..............................    (11,189)    94,249
                                                                                             --------    -------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...........     (2,709)   (17,245)
     Proceeds from sales of investment securities available for sale......................      8,148     88,714
     Maturities of investment securities available for sale...............................    191,276     85,650
     Maturities of investment securities held to maturity.................................        679      1,503
     Purchases of investment securities available for sale................................   (149,971)   (15,029)
     Purchases of investment securities held to maturity..................................       (489)    (1,982)
     Net increase in loans................................................................   (254,431)  (120,721)
     Recoveries of loans previously charged-off...........................................      6,180      4,206
     Purchases of bank premises and equipment.............................................    (10,039)    (8,904)
     Other investing activities...........................................................      2,183     (3,668)
                                                                                             --------    -------
         Net cash (used in) provided by investing activities..............................   (209,173)    12,524
                                                                                             --------    -------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits...................................     55,340    (83,907)
     Increase in time deposits............................................................     81,595     26,221
     Increase in federal funds purchased..................................................     36,100         --
     Decrease in Federal Home Loan Bank advances..........................................         --    (50,000)
     Increase in securities sold under agreements to repurchase...........................     41,158      6,524
     Decrease in note payable.............................................................     (5,500)    (2,048)
     Payment of preferred stock dividends.................................................       (328)      (328)
     Sale of branch deposits..............................................................        892    (48,979)
                                                                                             --------   --------
         Net cash provided by (used in) financing activities..............................    209,257   (152,517)
                                                                                             --------   --------
         Net decrease in cash and cash equivalents........................................    (11,105)   (45,744)
Cash and cash equivalents, beginning of period............................................    170,894    214,762
                                                                                             --------   --------
Cash and cash equivalents, end of period..................................................   $159,789    169,018
                                                                                             ========   ========

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................   $  1,081      1,189
     Loans held for sale transferred to available-for-sale investment securities..........      7,186         --
     Loans held for sale transferred to loans.............................................     46,153      9,206
                                                                                             ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

      First Bank, headquartered in St. Louis County, Missouri (First Bank); First Bank & Trust, headquartered in Newport Beach, California (FB&T); First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in St. Louis County, Missouri
         (FBA), and its wholly owned subsidiaries:
              First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Sacramento, California (FB California); and
              Redwood Bank, headquartered in San Francisco, California.

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 84.33% and 83.37% owned by First Banks at June 30, 2000 and December 31, 1999, respectively.

(2)  ACQUISITIONS

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operated three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $5.6 million and is being amortized over 15 years. Lippo Bank was merged into FB California on May 31, 2000.

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

         On March 21, 2000, First Banks executed a definitive agreement providing for the acquisition of Bank of Ventura, headquartered in Ventura, California, by First Banks. Under the terms of the agreement, the shareholders of Bank of Ventura will receive $25.52 per share, subject to adjustment for earnings from March 1, 2000 through the month prior to closing. At June 30, 2000, Bank of Ventura had $65.5 million in total assets, $38.6 million in loans, net of unearned discount, $16.7 million in investment securities and $59.3 million in deposits. First Banks expects this transaction, which is subject to the approval of Bank of Ventura shareholders, will be completed during the third quarter of 2000.

         On June 27, 2000, FBA and Commercial Bank of San Francisco  (Commercial
Bank) executed a definitive agreement providing for the acquisition of Commercial Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of Commercial Bank will receive $17.75 per share in cash, or a total of approximately $29.5 million. Commercial Bank operates one branch office in the San Francisco financial district. At June 30, 2000, Commercial Bank had $178.4 million in total assets, $97.4 million in loans, net of unearned discount, $63.8 million in investment securities and $132.7 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of Commercial Bank shareholders, will be completed during the first quarter of 2001.

         On June 29, 2000, First Banks and FBA executed a definitive agreement providing for the acquisition of First Banks' wholly owned subsidiary, FB&T, by FBA. Under the terms of the agreement, First Banks will exchange all of the outstanding stock of FB&T for approximately 6.5 million shares of common stock of FBA, which will increase First Banks' ownership percentage of FBA to approximately 93.0%. This transaction and related internal reorganizations will allow First Banks and FBA to merge their Texas and California interests. FB&T operates 26 banking locations in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in Northern California. First Banks expects this transaction, which is subject to regulatory and shareholder approvals, will be completed during the fourth quarter of 2000.

(3)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                         (dollars in thousands, except for per share data)

     Three months ended June 30, 2000:
         Basic EPS - income available to common stockholders.............    $  14,540         23,661      $   614.51
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128          1,028
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  14,668         24,689      $   594.12
                                                                             =========        =======      ==========

     Three months ended June 30, 1999:
         Basic EPS - income available to common stockholders.............    $  12,427         23,661      $   525.23
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128          1,194
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  12,555         24,855      $   505.15
                                                                             =========        =======      ==========

     Six months ended June 30, 2000:
         Basic EPS - income available to common stockholders.............    $  28,931         23,661      $ 1,222.71
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321          1,076
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  29,252         24,737      $ 1,182.47
                                                                             =========        =======      ==========

     Six months ended June 30, 1999:
         Basic EPS - income available to common stockholders.............    $  21,502         23,661      $   908.75
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321          1,212
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  21,823         24,873      $   877.36
                                                                             =========        =======      ==========

(4)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $565,000 and $1.1 million for the three and six months ended June 30, 2000, and $507,000 and $924,000 for the comparable periods in 1999, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $4.7 million and $9.2 million for the three and six months ended June 30, 2000, and $4.1 million and $8.2 million for the comparable periods in 1999, respectively. During the three months ended June, 2000 and 1999, First Services, L.P. paid First Banks $435,000 and $269,000, respectively, and during the six months ended June 30, 2000 and 1999, First Services, L.P. paid First Banks $889,000 and $484,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services and the rental fees charged by First Banks are at least as favorable as could have been obtained from unaffiliated third parties.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2000, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of June 30, 2000, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At June 30, 2000 and December 31, 1999, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                                 Actual                                capitalized under
                                                        -----------------------
                                                        June 30,   December 31,      For capital      prompt corrective
                                                          2000         1999       adequacy purposes   action provisions
                                                          ----         ----       -----------------   -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.26%       10.05%            8.0%               10.0%
              First Bank..............................    10.69        10.60             8.0                10.0
              FB&T....................................    10.96        10.96             8.0                10.0
              FB California...........................    11.72        10.81             8.0                10.0
              FB Texas................................    12.04        12.42             8.0                10.0
              Redwood Bank............................    11.55        11.17             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.49%        8.00%            4.0%                6.0%
              First Bank..............................     9.44         9.35             4.0                 6.0
              FB&T....................................     9.70         9.70             4.0                 6.0
              FB California...........................    10.46         9.56             4.0                 6.0
              FB Texas................................    10.78        11.17             4.0                 6.0
              Redwood Bank............................    10.34        10.15             4.0                 6.0




                                                                                                         To be well
                                                                 Actual                               capitalized under
                                                        -----------------------
                                                        June 30,   December 31,      For capital      prompt corrective
                                                          2000         1999       adequacy purposes   action provisions
                                                          ----         ----       -----------------   -----------------

         Tier 1 capital (to average assets):
              First Banks.............................     7.80%        7.14%            3.0%                5.0%
              First Bank..............................     8.50         8.10             3.0                 5.0
              FB&T....................................     8.97         8.57             3.0                 5.0
              FB California...........................     9.72         9.95             3.0                 5.0
              FB Texas................................    10.32        10.39             3.0                 5.0
              Redwood Bank............................     9.17         8.48             3.0                 5.0

(6)      BUSINESS SEGMENT RESULTS

         First Banks' business segments are First Bank, FB California, Redwood Bank, FB Texas and FB&T. The reportable business segments are consistent with the management structure of First Banks and the Subsidiary Banks, the internal reporting system that monitors performance and, in all material respects, generally accepted accounting principles and practices predominant in the banking industry.

         Through the respective branch networks, First Bank, FB California, Redwood Bank, FB Texas and FB&T provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, commercial leasing, trade finance, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, debit and credit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are summarized as follows:

                                                           First Bank            FB California (1)         Redwood Bank (2)
                                                    -----------------------   ----------------------    ----------------------
                                                      June 30,  December 31,  June 30,  December 31,    June 30,  December 31,
                                                        2000        1999        2000        1999          2000        1999
                                                        ----        ----        ----        ----          ----        ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities............................   $ 215,426     241,624      54,250      20,743        21,242      37,539
Loans, net of unearned discount..................   2,714,862   2,527,649     445,681     379,632       143,866     138,902
Total assets.....................................   3,150,764   3,028,046     566,314     431,838       199,256     199,988
Deposits.........................................   2,675,427   2,689,671     488,729     367,563       172,369     173,703
Stockholders' equity.............................     274,267     263,466      66,373      47,990        24,893      24,275
                                                    =========    ========    ========     =======       =======     =======


                                                          First Bank             FB California (1)        Redwood Bank (2)
                                                    ---------------------     ---------------------     --------------------
                                                      Three months ended        Three months ended       Three months ended
                                                           June 30,                  June 30,                  June 30,
                                                    ---------------------     ---------------------     --------------------
                                                     2000          1999          2000        1999         2000        1999
                                                     ----          ----          ----        ----         ----        ----

Income statement information:

Interest income..................................   $  61,869      54,418      12,329       8,132         3,951       3,750
Interest expense.................................      28,268      25,645       4,622       2,996         1,534       1,393
                                                    ---------    --------    --------     -------       -------     -------
     Net interest income.........................      33,601      28,773       7,707       5,136         2,417       2,357
Provision for loan losses........................       3,150       2,600          45          20           150          73
                                                    ---------    --------    --------     -------       -------     -------
     Net interest income after
       provision for loan losses.................      30,451      26,173       7,662       5,116         2,267       2,284
                                                    ---------    --------    --------     -------       -------     -------
Noninterest income...............................       8,971      11,207         931         815            69         177
Noninterest expense..............................      22,120      19,102       5,225       3,926         1,433       1,469
                                                    ---------    --------    --------     -------       -------     -------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest in income of
       subsidiary................................      17,302      18,278       3,368       2,005           903         992
Provision (benefit) for income taxes.............       6,097       6,019       1,314         866           477         480
                                                    ---------    --------    --------     -------       -------     -------
     Income (loss) before minority
       interest in income of subsidiary..........      11,205      12,259       2,054       1,139           426         512
Minority interest in income of subsidiary........          --          --          --          --            --          --
                                                    ---------    --------    --------     -------       -------     -------
     Net income..................................   $  11,205      12,259       2,054       1,139           426         512
                                                    =========    ========    ========     =======       =======     =======


                                                          First Bank             FB California (1)        Redwood Bank (2)
                                                    ---------------------     ---------------------     -------------------
                                                       Six months ended          Six months ended         Six months ended
                                                           June 30,                  June 30,                  June 30,
                                                    ---------------------     ---------------------     -------------------
                                                     2000          1999         2000        1999          2000       1999
                                                     ----          ----         ----        ----          ----       ----

Income statement information:

Interest income..................................   $ 120,627     107,591     22,621       16,132         7,884       4,930
Interest expense.................................      54,520      52,176      8,349        6,075         3,108       1,835
                                                    ---------     -------    -------      -------       -------     -------
     Net interest income.........................      66,107      55,415     14,272       10,057         4,776       3,095
Provision for loan losses........................       5,750       4,700        135           80           282          73
                                                    ---------     -------    -------      -------       -------     -------
     Net interest income after
       provision for loan losses.................      60,357      50,715     14,137        9,977         4,494       3,022
                                                    ---------     -------    -------      -------       -------      ------
Noninterest income...............................      15,965      18,795      1,723        1,424           (49)        203
Noninterest expense..............................      41,926      38,122      9,282        7,625         2,933       1,907
                                                    ---------     -------    -------      -------       -------     -------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest in income of
       subsidiary................................      34,396      31,388      6,578        3,776         1,512       1,318
Provision (benefit) for income taxes.............      11,930      10,517      2,577        1,653           801         644
                                                    ---------     -------    -------      -------       -------      ------
     Income (loss) before minority
       interest in income of subsidiary..........      22,466      20,871      4,001        2,123           711         674
Minority interest in income of subsidiary........          --          --         --           --            --          --
                                                    ---------     -------    -------      -------       -------      ------
     Net income..................................   $  22,466      20,871      4,001        2,123           711         674
                                                    =========     =======    =======      =======       =======      ======

----------------
(1) Lippo Bank was acquired by FBA on February 29, 2000 and merged into FB California on May 31, 2000.
(2)  Redwood  Bank was acquired by FBA on March 4, 1999.
(3) Corporate and other includes $2.0 million and $3.9 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.0 million and $2.1 million for the three and six months ended June 30, 2000 and 1999. In addition, corporate and other includes FCG and holding company expenses.


                                                                        Corporate, other and
                       FB Texas                      FB&T              intercompany reclassifications (3)     Consolidated totals
               ------------------------    ------------------------    -------------------------------------  -------------------
               June 30,    December 31,     June 30,    December 31,    June 30,    December 31,    June 30,     December 31,
                 2000          1999           2000          1999          2000          1999          2000           1999
                 ----          ----           ----          ----          ----          ----          ----           ----
                                             (dollars expressed in thousands)


               31,605          30,439        97,214       103,636         16,583        17,666        436,320       451,647
              222,995         213,731       799,226       736,828           (237)         (418)     4,326,393     3,996,324
              303,570         278,988     1,000,541       944,013        (39,973)      (15,126)     5,180,472     4,867,747
              257,542         244,248       875,048       804,976        (12,662)      (28,347)     4,456,453     4,251,814
               30,111          30,338       101,581       102,014       (175,185)     (173,178)       322,040       294,905
               ======         =======      ========       =======       ========      ========       ========       =======

                                                                           Corporate, other and
                       FB Texas               First Bank & Trust               intercompany            Consolidated totals
                ----------------------      ----------------------        reclassifications (3)        --------------------
                                                                          ---------------------
                 Three months ended          Three months ended            Three months ended           Three months ended
                       June 30,                    June 30,                      June 30,                     June 30,
                ----------------------      ----------------------       ---------------------         --------------------
                 2000            1999         2000           1999        2000             1999         2000            1999
                 ----            ----         ----           ----        ----             ----         ----            ----


                5,990           5,481        20,391        14,014           (369)         (154)       104,161        85,641
                2,431           2,163         8,356         5,790            560           163         45,771        38,150
               ------         -------      --------        ------       --------      --------       --------       -------
                3,559           3,318        12,035         8,224           (929)         (317)        58,390        47,491
                  175              30           100           650             --            --          3,620         3,373
               ------         -------      --------        ------       --------      --------       --------       -------

                3,384           3,288        11,935         7,574           (929)         (317)        54,770        44,118
               ------         -------      --------        ------       --------      --------       --------       -------
                  495             513         1,302         1,121           (297)         (318)        11,471        13,515
                2,196           2,231         7,582         6,673          3,361         3,847         41,917        37,248
               ------         -------      --------        ------       --------      --------       --------       -------



                1,683           1,570         5,655         2,022         (4,587)       (4,482)        24,324        20,385
                  570             541         2,270           937         (1,531)       (1,378)         9,197         7,465
               ------         -------      --------        ------       --------      --------       --------       -------

                1,113           1,029         3,385         1,085         (3,056)       (3,104)        15,127        12,920
                   --              --            --            --            455           361            455           361
               ------         -------      --------        ------       --------      --------       --------       -------
                1,113           1,029         3,385         1,085         (3,511)       (3,465)        14,672        12,559
               ======         =======      ========        ======       ========      ========       ========       =======

                                                                          Corporate, other
                       FB Texas               First Bank & Trust          and intercompany            Consolidated totals
               -----------------------     -----------------------      reclassifications (3)         -------------------
                                                                        ---------------------
                  Six months ended            Six months ended            Six months ended              Six months ended
                       June 30,                    June 30,                    June 30,                      June 30,
               -----------------------     -----------------------       ---------------------        -------------------
                 2000            1999       2000             1999         2000           1999          2000          1999
                 ----            ----       ----             ----         ----           ----          ----          ----

               11,658          11,023        39,305        28,355           (217)          170        201,878       168,201
                4,720           4,325        15,864        11,989          1,497           716         88,058        77,116
               ------         -------      --------        ------       --------      --------       --------       -------
                6,938           6,698        23,441        16,366         (1,714)         (546)       113,820        91,085
                  295              60           740           950             --            --          7,202         5,863
               ------         -------      --------        ------       --------      --------       --------       -------

                6,643           6,638        22,701        15,416         (1,714)         (546)       106,618        85,222
               ------         -------      --------        ------       --------      --------       --------       -------
                  986           1,056         3,183         2,364           (773)         (724)        21,035        23,118
                4,305           4,510        14,598        13,225          6,666         7,346         79,710        72,735
               ------         -------      --------        ------       --------      --------       --------       -------



                3,324           3,184        11,286         4,555         (9,153)       (8,616)        47,943        35,605
                1,157           1,096         4,492         2,060         (3,216)       (2,867)        17,741        13,103
               ------         -------      --------        ------       --------      --------       --------       -------

                2,167           2,088         6,794         2,495         (5,937)       (5,749)        30,202        22,502
                   --              --            --            --            943           672            943           672
               ------         -------      --------        ------       --------      --------       --------       -------
                2,167           2,088         6,794         2,495         (6,880)       (6,421)        29,259        21,830
               ======         =======      ========        ======       ========      ========       ========       =======

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

                                     General

         First Banks is a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. At June 30, 2000, First Banks had $5.18 billion in total assets, $4.33 billion in total loans, net of unearned discount, $4.46 billion in total deposits and $322.0 million in total stockholders' equity. First Banks operates through its subsidiary bank holding companies and financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

      First Bank, headquartered in St. Louis County, Missouri (First Bank); First Bank & Trust, headquartered in Newport Beach, California (FB&T); First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in St. Louis County, Missouri
           (FBA), and its wholly owned subsidiaries:
              First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Sacramento, California (FB California); and
              Redwood Bank, headquartered in San Francisco, California.

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 84.33% and 83.37% owned by First Banks at June 30, 2000 and December 31, 1999, respectively.

         Through the Subsidiary Banks, First Banks offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, commercial leasing, trade finance, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         First Banks centralizes overall corporate policies, procedural and administrative functions, and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following table summarizes selected data about the Subsidiary Banks at June 30, 2000:

                                                                                        Loans, net of
                                                           Number of       Total          unearned          Total
                       Subsidiary Banks                    locations      assets          discount        deposits
                       ----------------                    ---------      ------          --------        --------
                                                                              (dollars expressed in thousands)

         First Bank..................................         87      $ 3,150,764        2,714,862        2,675,427
         FB&T .......................................         26        1,000,541          799,226          875,048
         FBA:
              FB California..........................         13          566,314          445,681          488,729
              FB Texas...............................          6          303,570          222,995          257,542
              Redwood Bank...........................          4          199,256          143,866          172,369

                               Financial Condition

         First Banks' total assets increased by $310.0 million to $5.18 billion from $4.87 billion at June 30, 2000 and December 31, 1999, respectively. As discussed in Note 2 to the accompanying consolidated financial statements, the acquisitions of Lippo Bank and FCG provided assets of $85.3 million and $64.6 million, respectively. Loans, net of unearned discount, excluding the loans acquired from Lippo Bank and FCG, increased by $180.2 million, which is further discussed under "--Loans and Allowance for Loan Losses." Offsetting the overall increase in total assets and providing an additional source of funds for continued internal loan growth was a reduction in investment securities of $52.7 million, which was partially offset by $37.4 million of investment securities acquired from Lippo Bank, to $436.3 million at June 30, 2000. Total deposits, excluding the $76.4 million of deposits provided by the acquisition of Lippo Bank, increased by $128.2 million to $4.46 billion at June 30, 2000. The funds generated from the deposit growth were primarily utilized to fund internal loan growth and the acquisition of the FCG leases. In addition, short-term borrowings increased by $77.3 million to $150.8 million at June 30, 2000, reflecting increases of $36.1 million and $36.9 million in federal funds purchased and retail repurchase agreements, respectively.


                              Results of Operations

Net Income

         Net income was $14.7 million and $29.3 million for the three and six months ended June 30, 2000, in comparison to $12.6 million and $21.8 million for the comparable periods in 1999. A significant element in the earnings progress was increased net interest income generated from the acquisitions of Lippo Bank, FCG, Century Bank and Redwood Bank, the continued change in the composition of the loan portfolio, increased yields on earning assets and internal loan growth. The overall loan growth was primarily funded through internal deposit growth.

         The increase in net income was partially offset by a reduced level of noninterest income, an increased provision for loan losses, as discussed under "--Loans and Allowance for Loan Losses," and an increase in operating expenses of $4.7 million and $7.0 million for the three and six months ended June 30, 2000 in comparison to the comparable periods in 1999, respectively. The reduced level of noninterest income resulted primarily from a reduction in non-recurring gains on sales of branch facilities. The increased operating expenses reflect the operating expenses of Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates, increased salaries and employee benefits expenses, increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries. This increase was partially offset by a reduction in legal, examination and professional fees.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) improved to $58.6 million, or 4.94% of interest-earning assets, for the three months ended June 30, 2000, from $47.7 million, or 4.51% of interest-earning assets, for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, net interest income (expressed on a tax-equivalent basis) was $114.2 million, or 4.90%, and $91.5 million, or 4.40% of interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the aforementioned acquisitions, internal loan growth and increases in the prime-lending rate. For the three and six months ended June 30, 2000, average loans increased by $482.7 million and $471.9 million, respectively. During the period from July 1, 1999 through June 30, 2000, the Board of Governors of the Federal Reserve System increased the discount rate three times, resulting in multiple increases in the prime rate of interest from 8.00% to 9.50%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. Although the cost of interest-bearing liabilities has also increased, it has been less dramatic than the earnings on interest-earning assets, contributing to an improvement in net interest margins. This is further discussed under "--Interest Rate Risk Management."

         For the three and six months ended June 30, 2000, the aggregate weighted average rate paid on the deposit portfolio increased to 4.52% and 4.42%, respectively, from 4.21% and 4.31% for the comparable periods in 1999, reflecting First Banks' increased rates paid to provide a funding source for continued loan growth. In addition, the aggregate weighted average rate on the note payable increased to 7.95% and 7.55% for the three and six months ended June 30, 2000, respectively, from 6.05% and 6.24% for the comparable periods in 1999, reflecting an increase in market rates on these financial instruments.
First Banks' $100.0 million revolving line of credit with a group of unaffiliated banks (Note Payable) bears interest at the lead bank's corporate base rate or, at the option of First Banks, at the Eurodollar Rate plus a margin determined by the outstanding balance and First Banks' profitability. Thus, the Note Payable represents a relatively high-cost funding source, so that increased advances under the Note Payable have the effect of increasing the weighted average rate of non-deposit liabilities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                               Three months ended June 30,                      Six months ended June 30,
                                    ----------------------------------------------   -----------------------------------------------
                                              2000                    1999                      2000                    1999
                                    ----------------------   ---------------------   ----------------------   ----------------------
                                            Interest                 Interest                 Interest               Interest
                                     Average income/ Yield/   Average income/ Yield/   Average income/ Yield/ Average income/ Yield/
                                     balance expense  rate    balance expense  rate    balance expense  rate  balance expense  rate
                                     ------- -------  ----   -------- ------ ------    ------- -------  ----  ------- ------- ------
                                                                   (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)..........  $4,274,961  96,234 9.05%  $3,792,234 78,991 8.35% $4,180,776 185,987 8.95% $3,708,908 153,752 8.36%
   Investment securities (4)...     440,008   7,277 6.65      434,288  6,578 6.08     440,405  14,279 6.52     472,566  14,385 6.14
   Federal funds sold..........      54,152     817 6.07       13,137    217 6.63      67,737   1,943 5.77      13,995     410 5.91
   Other.......................       2,739      47 6.90        1,743     15 3.45       2,485      90 7.28       1,408      45 6.45
                                 ---------- -------        ---------- ------       ----------  ------       ---------- -------
        Total interest-earning
         assets................   4,771,860 104,375 8.80    4,241,402 85,801 8.11   4,691,403 202,299 8.67   4,196,877 168,592 8.10
                                            -------                   ------                  -------                  -------
Nonearning assets..............     345,751                   337,342                 348,529                  340,373
                                 ----------                ----------               ----------              ----------
        Total assets...........  $5,117,611                $4,578,744              $5,039,932               $4,537,250
                                 ==========                ==========              ==========               ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................  $  421,937   1,420 1.35%  $  388,317  1,182 1.22%    422,512   2,885 1.37%  $ 379,746   2,296 1.22%
     Savings deposits..........   1,257,448  12,434 3.98    1,233,559 11,085 3.60   1,241,385  24,070 3.90   1,222,916  22,014 3.63
     Time deposits of $100
       or more (3).............     210,945   2,841 5.42      211,042  2,834 5.39     223,941   5,855 5.26     212,252   5,752 5.46
     Other time deposits (3)...   1,939,657  26,314 5.46    1,598,543 20,916 5.25   1,893,330  50,222 5.33   1,608,657  43,130 5.41
                                 ---------- -------        ---------- ------       ----------  ------       ---------- -------
        Total interest-bearing
         deposits..............   3,829,987  43,009 4.52    3,431,461 36,017 4.21   3,781,168  83,032 4.42   3,423,571  73,192 4.31
   Short-term borrowings (3)...     105,033   1,406 5.38      113,120  1,393 4.94      96,109   2,515 5.26      98,188   2,391 4.91
   Note payable................      68,611   1,356 7.95       49,054    740 6.05      66,869   2,511 7.55      49,527   1,533 6.24
                                 ---------- -------        ---------- ------       ----------  ------       ---------- -------
        Total interest-bearing
         liabilities...........   4,003,631  45,771 4.60    3,593,635 38,150 4.26   3,944,146  88,058 4.49  3,571,286  77,116 4.35
                                            -------                   ------                   ------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............     617,501                   534,472                 602,459                  521,461
   Other liabilities...........     179,961                   174,456                 187,437                  173,033
                                 ----------                ----------              ----------               ----------
        Total liabilities......   4,801,093                 4,302,563               4,734,042                4,265,780
Stockholders' equity...........     316,518                   276,181                 305,890                  271,470
                                 ----------                ----------              ----------               ----------
        Total liabilities and
         stockholders' equity..  $5,117,611                $4,578,744              $5,039,932               $4,537,250
                                 ==========                ==========              ==========               ==========

Net interest income............              58,604                   47,651                  114,241                   91,476
                                            =======                   ======                  =======                  =======
Interest rate spread...........                     4.20                     3.85                     4.18                     3.75
Net interest margin............                     4.94%                    4.51%                    4.90%                    4.40%
                                                    ====                     ====                     ====                     ====

    ------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $214,000 and $421,000 for the three and six months ended June 30, 2000, and $160,000 and $391,000 for the comparable periods in 1999, respectively.

Provision for Loan Losses

         The provision for loan losses was $3.6 million and $7.2 million for the three and six months ended June 30, 2000, in comparison to $3.4 million and $5.9 million for the comparable periods in 1999, respectively. The increase in the provision for loan losses is primarily attributable to the overall growth, both internal and through acquisitions, and increased risk associated with the continued changing composition of the loan portfolio. Loan charge-offs were $1.8 million and $5.0 million for the three and six months ended June 30, 2000, respectively, in comparison to $5.6 million and $7.5 million for the comparable periods in 1999. The decrease in loan charge-offs is indicative of the generally strong economic conditions prevalent in First Banks' markets, as well as a decline in nonperforming assets and management's continued efforts to effectively monitor and manage its loan portfolio. For the six months ended June 30, 2000, loan charge-offs include a charge-off of $1.6 million on a single loan. Loan recoveries increased to $2.1 million and $6.2 million for the three and six months ended June 30, 2000, respectively, from $2.0 million and $4.2 million for the comparable periods in 1999 reflecting continued aggressive collection efforts. The acquisitions of Lippo Bank, completed on February 29, 2000, and Redwood Bank, completed on March 4, 1999, provided $799,000 and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $11.5 million and $21.0 million for the three and six months ended June 30, 2000, in comparison to $13.5 million and $23.1 million for the comparable periods in 1999. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.

         Service charges on deposit accounts and customer service fees were $4.9 million and $9.5 million for the three and six months ended June 30, 2000, in comparison to $4.5 million and $8.4 million for the comparable periods in 1999, respectively. The increase in service charges and customer service fees is attributable to (a) increased deposit balances provided by internal growth; (b) the acquisitions of Lippo Bank, Century Bank and Redwood Bank; (c) additional products and services available and utilized by First Banks' expanding base of retail and commercial customers; (d) increased fee income resulting from revisions of customer service charge rates effective April 1, 1999 and enhanced control of fee waivers; and (e) increased income associated with automatic teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale was $1.9 million and $3.3 million for the three and six months ended June 30, 2000, in comparison to $1.5 million and $3.8 million for the comparable periods in 1999, respectively. The overall decrease for the six months ended June 30, 2000 is primarily attributable to a reduced volume of loans originated and sold commensurate with the increases in mortgage loan rates experienced in recent months.

         The net gain on sales of available-for-sale securities was $379,000 for the six months ended June 30, 2000, compared with net gains of $115,000 and $792,000 for the three and six months ended June 30, 1999, respectively. These gains primarily resulted from sales of available-for-sale securities necessary to facilitate the funding of First Banks' loan growth. The decrease in the net gains reflects the sales, at a loss, of certain investment securities that did not meet First Banks' overall investment objectives.

         The net loss on trading securities of $303,000 for the six months ended June 30, 1999 resulted from the termination of First Banks' trading division, effective December 31, 1998, and the liquidation of all trading securities during the first quarter of 1999.

         Other income was $4.7 million and $7.9 million for the three and six months ended June 30, 2000, in comparison to $7.4 million and $10.4 million for the comparable periods in 1999. The reduction in other income is almost solely attributable to non-recurring gains on branch divestitures. During the three months ended June 30, 2000, First Banks divested one of its branch locations in central Illinois, resulting in a pre-tax gain of $1.4 million, net of related expenses. In the same period in 1999, six branch offices in central and northern Illinois were divested, resulting in a pre-tax gain of $4.4 million, net of related expenses. The reduction in these gains were partially offset by increased income earned on First Banks' investment in bank-owned life insurance, rental income associated with FCG's leasing activities and increased rental fees received from First Services, L.P. for the use of data processing and other equipment owned by First Banks. The increase in such fees is commensurate with the replacement of First Banks' teller system and certain other technological upgrades, including local and wide area network-based systems, networks, core processors and item processing equipment that were replaced in 1999 in conjunction with Year 2000 compliance preparations. See Note 4 to the accompanying consolidated financial statements for further information regarding transactions with related parties.

Noninterest Expense

         Noninterest expense was $41.9 million and $79.7 million for the three and six months ended June 30, 2000, in comparison to $37.2 million and $72.7 million for the comparable periods in 1999. The increase reflects: (a) the noninterest expense of Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefits expenses; (c) increased data processing fees; (d) increased amortization of intangibles associated with the purchase of subsidiaries; and (e) increased expenses associated with First Banks' internal restructuring process. The overall increase in noninterest expense was partially offset by a decrease in legal, examination and professional fees.

         During 1999, First Banks began an internal restructuring process designed to better position the Company for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area within First Banks. The primary objectives of the restructuring process were: (a) to redesign the corporate organization to provide clearer lines of authority which are more conducive to the effective delivery of services to customers; (b) to enhance First Banks' technological strength to enable it to more effectively and efficiently provide the products, services and delivery channels necessary to remain competitive in the financial services industry of the future; (c) to establish the infrastructure necessary to better support the service delivery and business development efforts, and to provide more efficient, better quality services to customers; (d) to increase the depth and abilities of all levels of management and supervision within First Banks to lead its efforts to accomplish its corporate objectives; and (e) to improve internal monitoring systems in order to better assess the progress of all areas of First Banks in achieving its corporate objectives. Although these efforts have primarily led to increased capital expenditures and noninterest expenses in the short-term as further discussed below, First Banks anticipates they will lead to more effective internal growth, more efficient operations and improved profitability over the long term.

         Salaries and employee benefits were $18.3 million and $35.2 million for the three and six months ended June 30, 2000, in comparison to $15.6 million and $30.1 million for the comparable periods in 1999, respectively. The increase is attributable to the aforementioned acquisitions and is also reflective of the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff to enhance executive and senior management expertise, improve technological support and strengthen centralized operational functions.

         Occupancy, net of rental income, and furniture and equipment expense totaled $6.4 million and $12.3 million for the three and six months ended June 30, 2000, in comparison to $5.1 million and $9.8 million for the comparable periods in 1999, respectively. The increase is primarily attributable to the aforementioned acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of First Banks' new teller system. This increase has been partially offset by selective elimination of 15 branch offices by sales, mergers or closures during 1999 and 2000.

         Data processing fees were $5.5 million and $10.7 million for the three and six months ended June 30, 2000, in comparison to $4.7 million and $9.2 million for the comparable periods in 1999, respectively. The increased data processing fees are attributable to growth and technological advancements consistent with First Banks' product and service offerings and upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $1.1 million and $2.0 million for the three and six months ended June 30, 2000, in comparison to $1.9 million and $3.2 million for the comparable periods in 1999, respectively. The decrease in these fees is primarily attributable to a decline in First Banks'
utilization of external consultants who provided assistance throughout 1999 associated with the development and expansion of selected business initiatives. In addition, the decrease is also reflective of the settlement of certain litigation completed in 1999.

         Other expense was $6.6 million and $11.5 million for the three and six months ended June 30, 2000, in comparison to $5.9 million and $12.2 million for the comparable periods in 1999, respectively. Other expense is comprised of numerous general administrative expenses including but not limited to travel, meals and entertainment, insurance, FDIC premiums, communications, advertising and business development, freight and courier services, correspondent bank charges, amortization of intangibles associated with the purchase of subsidiaries, miscellaneous losses and recoveries and sales taxes. The overall decrease in such expenditures for the six months ended June 30, 2000 is a function of: (a) recoveries from loans of acquired entities that had been fully charged-off prior to the acquisition dates; (b) management's continued efforts to control these costs; and (c) reduced fraud losses. Offsetting the overall decrease in other expenses in 2000 was an increase of $285,000 in amortization of intangibles associated with the purchase of subsidiaries, which is directly associated with the completion of the aforementioned acquisitions; increases in freight and courier services; and a $300,000 provision for an estimated loss on leasing equipment associated with a previously acquired entity.

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

                                                                     June 30, 2000             December 31, 1999
                                                                ----------------------      ----------------------
                                                                Notional       Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
         adjustable rate, receive adjustable rate............  $      --          --        500,000           --
     Interest rate swap agreements - pay
         adjustable rate, receive fixed rate.................    455,000       3,339        455,000        3,349
     Interest rate floor agreements..........................     35,000           9         35,000           13
     Interest rate cap agreements............................         --          --         10,000           26
     Forward commitments to sell
         mortgage-backed securities..........................     39,000          --         33,000           --
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

         During 1998, First Banks entered into $280.0 million notional amount interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). In March 2000, the terms of the swap agreements were modified such that First Banks currently pays an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semiannually. The amount receivable by First Banks under the swap agreements was $4.1 million at June 30, 2000 and December 31, 1999, and the amount payable by First Banks under the swap agreements was $748,000 and $770,000 at June 30, 2000 and December 31, 1999, respectively.

         During May 1999, First Banks entered into $500.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for First Banks to pay and receive interest on a monthly basis. In January 2000, First Banks determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements at a cost of $150,000.

         During September 1999, First Banks entered into $175.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at June 30, 2000 and December 31, 1999, and the amount payable by First Banks under the swap agreements was $132,000 and $141,000 at June 30, 2000 and December 31, 1999, respectively.

         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of June 30, 2000 and December 31, 1999 were as follows:

                                                                  Notional   Interest rate Interest rate  Fair value
                       Maturity date                               amount        paid        received     gain (loss)
                       -------------                               ------        ----        --------     -----------
                                                                         (dollars expressed in thousands)

         June 30, 2000:
             September 27, 2001..............................  $   75,000        6.80%         6.14%     $    (869)
             September 27, 2001..............................      45,000        6.80          6.14           (521)
             September 27, 2001..............................      40,000        6.80          6.14           (464)
             September 27, 2001..............................      15,000        6.80          6.14           (174)
             June 11, 2002...................................      15,000        6.80          6.00           (330)
             September 16, 2002..............................     175,000        6.80          5.36         (6,568)
             September 16, 2002..............................      20,000        6.80          5.36           (754)
             September 18, 2002..............................      40,000        6.80          5.33         (1,540)
             September 18, 2002..............................      30,000        6.80          5.33         (1,155)
                                                               ----------                                ---------
                                                               $  455,000        6.80          5.68      $ (12,375)
                                                               ==========       =====         =====      =========

         December 31, 1999:
             March 31, 2000..................................  $  350,000        5.84%         6.45%     $      87
             March 31, 2000..................................      75,000        5.84          6.45             19
             March 31, 2000..................................      50,000        5.84          6.45             12
             March 31, 2000..................................      25,000        5.84          6.45              6
             September 27, 2001..............................      75,000        5.80          6.14           (685)
             September 27, 2001..............................      45,000        5.80          6.14           (411)
             September 27, 2001..............................      40,000        5.80          6.14           (365)
             September 27, 2001..............................      15,000        5.80          6.14           (137)
             June 11, 2002...................................      15,000        6.12          6.00           (291)
             September 16, 2002..............................     175,000        6.12          5.36         (6,574)
             September 16, 2002..............................      20,000        6.12          5.36           (751)
             September 18, 2002..............................      40,000        6.14          5.33         (1,543)
             September 18, 2002..............................      30,000        6.14          5.33         (1,157)
                                                               ----------                                ---------
                                                               $  955,000        5.91          6.08      $ (11,790)
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

         First Banks also utilizes interest rate floor agreements to limit the interest expense associated with the net interest expense of certain interest rate swap agreements. At June 30, 2000 and December 31, 1999, the unamortized costs of these agreements were $9,000 and $32,000, respectively, and were included in other assets.

         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $45.7 million and $31.5 million at June 30, 2000 and December 31, 1999, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $39.0 million and $33.0 million at June 30, 2000 and December 31, 1999, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At June 30, 2000 and December 31, 1999, the net unamortized gains were $186,000 and $838,000, respectively. Such gains were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

                       Loans and Allowance for Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for First Banks and its Subsidiary Banks. Interest and fees on loans were 92.3% and 92.0% of total interest income for the three and six months ended June 30, 2000, in comparison to 92.2% and 91.3% for the comparable periods in 1999, respectively. Total loans, net of unearned discount, increased $330.0 million to $4.33 billion, or 83.5% of total assets, at June 30, 2000, compared to $4.00 billion, or 82.1% of total assets, at December 31, 1999. The increase in loans, as summarized on the consolidated balance sheets, is primarily attributable to the acquisitions of Lippo Bank and FCG, which provided loans, net of unearned discount, of $40.9 million and $64.6 million, respectively, and the continued growth and diversification of the commercial, financial and agricultural and commercial real estate mortgage loan portfolios. This increase was partially offset by a decline in the consumer and installment portfolio of

$37.4 million reflecting reductions in new loan volumes and the repayment of principal on the existing portfolio. This is consistent with First Banks' objectives of de-emphasizing indirect automobile lending and expanding commercial lending.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                 (dollars expressed in thousands)
         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    14,824          18,397
              Restructured terms.............................................             22              29
         Real estate construction and development:
              Nonaccrual.....................................................          2,392           1,886
         Real estate mortgage:
              Nonaccrual.....................................................         16,398          16,414
              Restructured terms.............................................          2,971           2,979
         Consumer and installment:
              Nonaccrual.....................................................            208              32
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         36,815          39,737
         Other real estate...................................................          1,903           2,129
                                                                                 -----------      ----------
                  Total nonperforming  assets................................    $    38,718          41,866
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 4,326,393       3,996,324
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     3,477           5,844
                                                                                 ===========      ==========

         Allowance for loan losses to loans..................................           1.80%           1.72%
         Nonperforming loans to loans........................................           0.85            0.99
         Allowance for loan losses to nonperforming loans....................         211.39          172.66
         Nonperforming assets to loans and other real estate.................           0.89            1.05
                                                                                 ===========      ==========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $36.8 million at June 30, 2000 in comparison to $39.7 million at December 31, 1999. The decrease in nonperforming loans is almost solely attributable to a decrease in nonaccrual loans of $2.9 million, continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities.

         The following table presents a summary of loan loss experience for the periods indicated:

                                                                          Three months ended       Six months ended
                                                                               June 30,                June 30,
                                                                        ----------------------   --------------
                                                                           2000       1999         2000       1999
                                                                           ----       ----         ----       ----
                                                                                (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............    $  73,859     65,239       68,611    60,970
              Acquired allowances for loan losses....................           --         --          799     1,466
                                                                         ---------   --------     --------  --------
                                                                            73,859     65,239       69,410    62,436
                                                                         ---------   --------     --------  --------
              Loans charged-off......................................       (1,756)    (5,617)      (4,970)   (7,528)
              Recoveries of loans previously charged-off.............        2,099      1,982        6,180     4,206
                                                                         ---------   --------     --------  --------
              Net loan recoveries (charge-offs)......................          343     (3,635)       1,210    (3,322)
                                                                         ---------   --------     --------  --------
              Provision for loan losses..............................        3,620      3,373        7,202     5,863
                                                                         ---------   --------     --------  --------
         Allowance for loan losses, end of period....................    $  77,822     64,977       77,822    64,977
                                                                         =========   ========     ========  ========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides First Banks' management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are combined with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which First Banks operates. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in the consolidated statements of income.

                                    Liquidity

         The liquidity of First Banks and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, First Banks and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including the Note Payable. The aggregate funds acquired from these more volatile sources were $563.2 million and $476.8 million at June 30, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and the Note Payable, at June 30, 2000:

                                                                                 (dollars expressed in thousands)

         Three months or less..........................................................     $ 344,648
         Over three months through six months..........................................        69,448
         Over six months through twelve months.........................................        85,925
         Over twelve months............................................................        63,130
                                                                                            ---------
                Total..................................................................     $ 563,151
                                                                                            =========

         In addition to these more volatile sources of funds, in 1999, First Bank, FB&T, FB California and FB Texas established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2000 and December 31, 1999, First Banks' borrowing capacity under these agreements was approximately $1.29 billion and $1.67 billion, respectively. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $318.2 million at June 30, 2000 and $395.9 million at December 31, 1999.

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

         First Banks successfully completed all phases of its Year 2000 program (Program) within the appropriate timeframes established by the regulatory agencies. In addition, First Banks did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by First Banks' more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $14.9 million, comprised of capital improvements of $12.3 million and direct expenses reimbursable to First Services, L.P. of $2.6 million. The capital improvements are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. First Banks incurred direct expenses related to the Program of approximately $15,000 and $195,000 for the three and six months ended June 30, 2000, and $450,000 and $900,000 for the comparable periods in 1999, respectively, and $1.8 million for the year ended December 31, 1999.

                       Effects of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities.
         In June 1999, the FASB issued SFAS No. 137 -- Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods.
         In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process.
         First Banks is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, First Banks' risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on the earnings of First Banks, a decline in interest rates of 100 basis points indicated a projected pre-tax loss equivalent to approximately 7.1% of net interest income based on assets and liabilities at December 31, 1999. At June 30, 2000, First Banks remains in an "asset-sensitive" position and thus, remains subject to a higher level of risk in a declining interest-rate environment. First Banks' asset-sensitive position, coupled with increases in the prime lending rate experienced throughout the last six months, is reflected in First Banks' increased net interest income for the three and six months ended June 30, 2000 as further discussed under "--Results of Operations." During the three and six months ended June 30, 2000, First Banks' asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           Part II - OTHER INFORMATION


                    ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                            Description
      --------------                            -----------

           27                   Article 9 - Financial Data Schedule (EDGAR only)

(b) First Banks filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST BANKS, INC.



                                   By: /s/  James F. Dierberg
                                       --------------------------------------
                                            James F. Dierberg
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
August 8, 2000                              (Principal Executive Officer)



                                   By: /s/  Frank H. Sanfilippo
                                       ---------------------------------------
                                            Frank H. Sanfilippo
                                            Executive Vice President and
                                            Chief Financial Officer
August 8, 2000                              (Principal Financial and
                                            Accounting Officer)