Form 10-Q
period 2000-09-30
FIRST BANKS INC
filed 2000-11-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    Yes    X              No
                        -------              --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                     Shares outstanding
           Class                                     at October 31, 2000
           -----                                 ----------------------------

 Common Stock, $250.00 par value                           23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                             Page

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          13

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................          24

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................          25

SIGNATURES   .......................................................................................          26


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                      September 30,   December 31,
                                                                                          2000            1999
                                                                                          ----            ----


                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    157,883         126,720
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          3,897           1,674
     Federal funds sold............................................................         17,900          42,500
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        179,680         170,894
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        396,892         430,093
     Held to maturity, at amortized cost (fair value of $21,744 and $21,476
       at September 30, 2000 and December 31, 1999, respectively)..................         21,579          21,554
                                                                                      ------------     -----------
               Total investment securities.........................................        418,471         451,647
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,361,127       1,086,919
     Real estate construction and development......................................        768,252         795,081
     Real estate mortgage..........................................................      2,006,966       1,851,569
     Consumer and installment......................................................        183,699         233,374
     Loans held for sale...........................................................         46,561          37,412
                                                                                      ------------     -----------
               Total loans.........................................................      4,366,605       4,004,355
     Unearned discount.............................................................         (7,019)         (8,031)
     Allowance for loan losses.....................................................        (80,311)        (68,611)
                                                                                      ------------     -----------
               Net loans...........................................................      4,279,275       3,927,713
                                                                                      ------------     -----------

Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................         90,600          75,647
Intangibles associated with the purchase of subsidiaries...........................         55,071          46,085
Accrued interest receivable........................................................         37,695          33,491
Deferred income taxes..............................................................         62,472          51,972
Other assets.......................................................................        111,365         110,298
                                                                                      ------------     -----------
               Total assets........................................................   $  5,234,629       4,867,747
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                      September 30,   December 31,
                                                                                          2000            1999
                                                                                          ----            ----


                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    680,663         606,064
       Interest-bearing............................................................        409,905         415,113
     Savings.......................................................................      1,292,588       1,198,314
     Time:
       Time deposits of $100 or more...............................................        415,633         339,214
       Other time deposits.........................................................      1,732,259       1,693,109
                                                                                      ------------     -----------
          Total deposits...........................................................      4,531,048       4,251,814
Short-term borrowings..............................................................        103,508          73,554
Note payable.......................................................................         54,500          64,000
Accrued interest payable...........................................................         18,419          11,607
Deferred income taxes..............................................................         10,086           6,582
Accrued expenses and other liabilities.............................................         38,563          25,616
Minority interest in subsidiary....................................................         12,864          12,058
                                                                                      ------------     -----------
          Total liabilities........................................................      4,768,988       4,445,231
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................         83,450          83,394
     First Banks America, Inc. subordinated debentures.............................         44,264          44,217
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        127,714         127,611
                                                                                      ------------     -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at September 30, 2000 and December 31, 1999.................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,997           3,318
Retained earnings..................................................................        313,052         270,259
Accumulated other comprehensive income.............................................          2,900           2,350
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        337,927         294,905
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,234,629       4,867,747
                                                                                      ============     ===========


                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                         Three months ended       Nine months ended
                                                                             September 30,          September 30,
                                                                        --------------------    -------------------
                                                                            2000     1999        2000       1999
                                                                            ----     ----        ----       ----
Interest income:
     Interest and fees on loans.......................................  $ 99,758    81,919      285,584    235,558
     Investment securities............................................     7,085     6,347       21,104     20,454
     Federal funds sold and other.....................................       739       779        2,772      1,234
                                                                        --------    ------     --------   --------
         Total interest income........................................   107,582    89,045      309,460    257,246
                                                                        --------    ------     --------   --------
Interest expense:
     Deposits:
       Interest-bearing demand........................................     1,480     1,269        4,365      3,565
       Savings........................................................    13,176    10,962       37,246     32,976
       Time deposits of $100 or more..................................     7,932     2,986       13,787      8,452
       Other time deposits............................................    22,691    21,197       72,913     62,158
     Interest rate exchange agreements, net...........................        --     1,409           --      3,997
     Short-term borrowings............................................     1,641       847        4,156      3,106
     Note payable.....................................................     1,220       874        3,731      2,406
                                                                        --------    ------     --------   --------
         Total interest expense.......................................    48,140    39,544      136,198    116,660
                                                                        --------    ------     --------   --------
         Net interest income..........................................    59,442    49,501      173,262    140,586
Provision for loan losses.............................................     3,865     2,880       11,067      8,743
                                                                        --------    ------     --------   --------
         Net interest income after provision for loan losses..........    55,577    46,621      162,195    131,843
                                                                        --------    ------     --------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees....     5,184     4,434       14,648     12,791
     Gain on mortgage loans sold and held for sale....................     1,898     1,605        5,166      5,439
     Net (loss) gain on sales of available-for-sale securities........      (180)        1          199        793
     Net loss on trading securities...................................        --        --           --       (303)
     Other............................................................     3,848     2,981       11,772     13,419
                                                                        --------    ------     --------   --------
         Total noninterest income.....................................    10,750     9,021       31,785     32,139
                                                                        --------    ------     --------   --------
Noninterest expense:
     Salaries and employee benefits...................................    18,200    15,560       53,437     45,631
     Occupancy, net of rental income..................................     3,754     3,505       10,409      9,347
     Furniture and equipment..........................................     2,851     2,179        8,524      6,178
     Postage, printing and supplies...................................     1,027     1,003        3,210      3,156
     Data processing fees.............................................     5,714     4,658       16,377     13,881
     Legal, examination and professional fees.........................     1,108     1,700        3,111      4,942
     Gain on sales of other real estate, net of expenses..............      (259)     (391)        (483)      (405)
     Guaranteed preferred debentures..................................     2,996     3,014        9,008      9,042
     Other............................................................     7,385     6,287       18,893     18,478
                                                                        --------    ------     --------   --------
         Total noninterest expense....................................    42,776    37,515      122,486    110,250
                                                                        --------    ------     --------   --------
         Income before provision for income taxes and minority
           interest in income of subsidiary...........................    23,551    18,127       71,494     53,732
Provision for income taxes............................................     8,947     6,689       26,688     19,792
                                                                        --------    ------     --------   --------
         Income before minority interest in income of subsidiary......    14,604    11,438       44,806     33,940
Minority interest in income of subsidiary.............................       546       416        1,489      1,088
                                                                        --------    ------     --------   --------
         Net income...................................................    14,058    11,022       43,317     32,852
Preferred stock dividends.............................................       196       196          524        524
                                                                        --------    ------     --------   --------
         Net income available to common stockholders..................  $ 13,862    10,826       42,793     32,328
                                                                        ========    ======     ========   ========
Earnings per common share:
     Basic............................................................  $ 585.87    457.54     1,808.59   1,366.29
     Diluted..........................................................    570.33    444.11     1,750.62   1,320.33
                                                                        ========    ======     ========   ========

Weighted average shares of common stock outstanding...................    23,661    23,661       23,661     23,661
                                                                        ========    ======     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.



                                   FIRST BANKS, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
      Nine months ended September 30, 2000 and 1999 and three months ended December 31, 1999
                (dollars expressed in thousands, except per share data)



                                                                                                             Accu-
                                                     Adjustable rate                                        mulated
                                                     preferred stock                                         other     Total
                                                   ------------------
                                                   Class A                                Compre-           compre-   stock-
                                                   conver-             Common    Capital  hensive Retained  hensive  holders'
                                                    tible     Class B   stock    surplus  income  earnings  income    equity
                                                    -----     -------   -----    -------  ------ --------   ------    ------

Consolidated balances, December 31, 1998.........  $12,822      241    5,915       780            231,867   11,738  263,363
Nine months ended September 30, 1999:
    Comprehensive income:
      Net income.................................       --       --       --        --   32,852    32,852       --   32,852
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (7,526)       --   (7,526)  (7,526)
                                                                                         ------
      Comprehensive income.......................                                        25,326
                                                                                         ======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --    (3,341)                --       --   (3,341)
    Reclassification of retained earnings........       --       --       --     5,000             (5,000)      --       --
    Reduction of deferred tax asset
      valuation reserve..........................       --       --       --       540                 --       --      540
                                                   -------     ----    -----    ------            -------   ------  -------
Consolidated balances, September 30, 1999........   12,822      241    5,915     2,979            259,195    4,212  285,364
Three months ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --       --       --        --   11,326    11,326       --   11,326
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (1,862)       --   (1,862)  (1,862)
                                                                                         ------
      Comprehensive income.......................                                         9,464
                                                                                         ======
    Class A preferred stock dividends,
      $0.40 per share............................       --       --       --        --               (256)      --     (256)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                 (6)      --       (6)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --        68                 --       --       68
    Reduction of deferred tax asset
      valuation allowance........................       --       --       --       271                 --       --      271
                                                   -------     ----    -----    ------            -------   ------  -------
Consolidated balances, December 31, 1999.........   12,822      241    5,915     3,318            270,259    2,350  294,905
Nine months ended September 30, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   43,317    43,317       --   43,317
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --      550        --      550      550
                                                                                         ------
      Comprehensive income.......................                                        43,867
                                                                                         ======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (321)                --       --     (321)
                                                   -------     ----    -----     -----            -------   ------  -------
Consolidated balances, September 30, 2000........  $12,822      241    5,915     2,997            313,052    2,900  337,927
                                                   =======     ====    =====     =====            =======   ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                           Three months ended  Nine months ended  Three months ended
                                                                             September 30,       September 30,        December 31,
                                                                           -----------------   -----------------  ------------------
                                                                            2000      1999      2000      1999           1999
                                                                            ----      ----      ----      ----           ----

     Unrealized gains (losses) arising during the period...............    $ 1,900    (2,610)    679    (7,011)         (1,863)
     Less reclassification adjustment for (losses) gains included
        in net income..................................................       (117)       --     129       515              (1)
                                                                           -------   -------     ---    ------          ------
     Unrealized gains (losses) on securities...........................    $ 2,017    (2,610)    550    (7,526)         (1,862)
                                                                           =======   =======     ===    ======          ======


The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                             ---------------------
                                                                                               2000        1999

Cash flows from operating activities:
     Net income...........................................................................   $ 43,317     32,852
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization of bank premises and equipment.......................      6,967      5,375
       Amortization, net of accretion.....................................................      5,878      9,529
       Originations and purchases of loans held for sale..................................   (378,628)  (378,045)
       Proceeds from the sale of loans held for sale......................................    290,102    437,397
       Provision for loan losses..........................................................     11,067      8,743
       Provision for income taxes.........................................................     26,688     19,792
       Payments of income taxes...........................................................     (7,684)   (18,816)
       Increase in accrued interest receivable............................................     (3,262)      (326)
       Net decrease in trading securities.................................................         --      3,425
       Interest accrued on liabilities....................................................    136,198    116,660
       Payments of interest on liabilities................................................   (129,984)  (113,634)
       Gain on sale of branch facility....................................................     (1,355)    (4,474)
       Net gain on sales of available-for-sale investment securities......................       (199)      (793)
       Other operating activities, net....................................................    (18,648)    (6,933)
       Minority interest in income of subsidiary..........................................      1,489      1,088
                                                                                             --------    -------
         Net cash (used in) provided by operating activities..............................    (18,054)   111,840
                                                                                             --------    -------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...........     (9,115)   (15,961)
     Proceeds from sales of investment securities available for sale......................     28,488     64,640
     Maturities of investment securities available for sale...............................    256,998    230,315
     Maturities of investment securities held to maturity.................................        712      2,330
     Purchases of investment securities available for sale................................   (150,180)  (148,230)
     Purchases of investment securities held to maturity..................................       (769)    (1,982)
     Net increase in loans................................................................   (265,191)  (259,737)
     Recoveries of loans previously charged-off...........................................      7,954      6,931
     Purchases of bank premises and equipment.............................................    (21,022)   (13,561)
     Other investing activities...........................................................      3,960       (695)
                                                                                             --------   --------
         Net cash used in investing activities............................................   (148,165)  (135,950)
                                                                                             --------   --------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits...................................     83,733    (58,424)
     Increase in time deposits............................................................     70,473     96,248
     Increase in federal funds purchased..................................................      1,900         --
     Decrease in Federal Home Loan Bank advances..........................................         --    (25,000)
     Increase (decrease)in securities sold under agreements to repurchase.................     28,054        (71)
     (Decrease) increase in note payable..................................................     (9,500)    22,952
     Payment of preferred stock dividends.................................................       (524)      (524)
     Sale of branch deposits..............................................................        892    (48,979)
     Other financing activities...........................................................        (23)        --
                                                                                             --------    -------
         Net cash provided by (used in) financing activities..............................    175,005    (13,798)
                                                                                             --------    -------
         Net increase (decrease) in cash and cash equivalents.............................      8,786    (37,908)
Cash and cash equivalents, beginning of period............................................    170,894    214,762
                                                                                             --------    -------
Cash and cash equivalents, end of period..................................................   $179,680    176,854
                                                                                             ========    =======

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................   $  1,226      2,549
     Loans held for sale transferred to available-for-sale investment securities..........     18,584      4,065
     Loans exchanged for and transferred to available-for-sale investment securities......     37,634         --
     Loans held for sale transferred to loans.............................................     63,783      21,831
                                                                                             ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

         First Banks operates through its subsidiary bank holding company and financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

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

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 84.30% and 83.37% owned by First Banks at September 30, 2000 and December 31, 1999, respectively.

(2)  ACQUISITIONS

         Completed Transactions
         ----------------------

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

         On August 31, 2000, First Banks completed its acquisition of Bank of Ventura, which operates one office in Ventura, California. The shareholders of Bank of Ventura received $26.47 per share in cash, or a total of approximately $14.2 million. At the time of the transaction, Bank of Ventura had $63.8 million in total assets, $39.4 million in loans, net of unearned discount, $15.5 million in investment securities and $57.3 million in deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $8.4 million and is being amortized over 15 years. Bank of Ventura was merged with and into FB&T on August 31, 2000.

         Pending Transactions
         --------------------

         On June 27, 2000, FBA and Commercial Bank of San Francisco  (Commercial
Bank) executed a definitive agreement providing for the acquisition of Commercial Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of Commercial Bank will receive $17.75 per share in cash, or a total of approximately $25.8 million. Commercial Bank operates one branch office in the San Francisco financial district. At September 30, 2000, Commercial Bank had $155.5 million in total assets, $98.6 million in loans, net of unearned discount, $46.0 million in investment securities and $111.7 million in deposits. FBA completed this transaction on October 31, 2000.

         On June 29, 2000, First Banks and FBA executed a definitive agreement providing for the acquisition of First Banks' wholly owned subsidiary, FB&T, by FBA. Under the terms of the agreement, First Banks will exchange all of the outstanding stock of FB&T for approximately 6.5 million shares of common stock of FBA, which will increase First Banks' ownership percentage of FBA to approximately 93.0%. This transaction and related internal reorganizations will allow First Banks and FBA to merge their Texas and California interests. FB&T operates 27 banking locations in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in Northern California. First Banks completed this transaction on October 31, 2000.

         On August 23,  2000,  FBA and  Millennium  Bank  executed a  definitive agreement providing for the acquisition of Millennium Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of
Millennium Bank will receive $8.10 per share in cash, or a total of approximately $20.7 million. Millennium Bank has one office in the San Francisco financial district and one office in Oakland, California. At September 30, 2000, Millennium Bank had $110.4 million in total assets, $76.6 million in loans, net of unearned discount, $28.4 million in investment securities and $97.6 million in deposits. FBA expects this transaction, which is subject to regulatory approvals, will be completed during or before the first quarter of 2001.

     On September 22, 2000, FBA executed a definitive agreement to acquire The San Francisco Company and its wholly-owned banking subsidiary, Bank of San Francisco. Under the terms of this agreement, the shareholders of The San Francisco Company will receive $1.95 per share in cash, or a total of approximately $63.0 million. Bank of San Francisco operates one branch office in the San Francisco financial district. At September 30, 2000, Bank of San Francisco had $191.8 million in total assets, $105.1 million in loans, net of unearned discount, $38.9 million in investment securities and $142.3 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and other conditions, will be completed during or before the first quarter of 2001.

(3)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)      amount
                                                                             -----------   -------------     --------
                                                                           (dollars in thousands, except per share data)
     Three months ended September 30, 2000:
         Basic EPS - income available to common stockholders.............    $  13,862         23,661      $   585.87
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            982
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  14,054         24,643      $   570.33
                                                                             =========        =======      ==========

     Three months ended September 30, 1999:
         Basic EPS - income available to common stockholders.............    $  10,826         23,661      $   457.54
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192          1,149
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  11,018         24,810      $   444.11
                                                                             =========        =======      ==========



                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)      amount
                                                                             -----------   -------------     --------
                                                                           (dollars in thousands, except per share data)

     Nine months ended September 30, 2000:
         Basic EPS - income available to common stockholders.............    $  42,793         23,661      $ 1,808.59
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513          1,076
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  43,306         24,737      $ 1,750.62
                                                                             =========        =======      ==========

     Nine months ended September 30, 1999:
         Basic EPS - income available to common stockholders.............    $  32,329         23,661      $ 1,366.29
                                                                                                           ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513          1,212
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  32,842         24,873      $ 1,320.33
                                                                             =========        =======      ==========

 (4)     TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $500,000 and $1.6 million for the three and nine months ended September 30, 2000, and $676,000 and $1.6 million for the comparable periods in 1999, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily associated with sales of annuities and securities and other insurance products to individuals, including customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and technological, telecommunication and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $5.0 million and $14.2 million for the three and nine months ended September 30, 2000, and $4.1 million and $12.3 million for the comparable periods in 1999, respectively. During the three months ended September 30, 2000 and 1999, First Services, L.P. paid First Banks $411,000 and $328,000, respectively, and during the nine months ended September 30, 2000 and 1999, First Services, L.P. paid First Banks $1.3 million and $812,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services and the rental fees charged by First Banks are at least as favorable as could have been obtained from unaffiliated third parties.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2000, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of  September  30,  2000,  the most recent  notification  from First
Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At September 30, 2000 and December 31, 1999, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                               Actual                                 capitalized under
                                                     ---------------------------
                                                      September 30,December 31,      For capital      prompt corrective
                                                          2000         1999       adequacy purposes   action provisions
                                                          ----         ----       -----------------   -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.32%       10.05%            8.0%               10.0%
              First Bank..............................    10.80        10.60             8.0                10.0
              FB&T....................................    10.34        10.96             8.0                10.0
              FB California...........................    11.42        10.81             8.0                10.0
              FB Texas................................    12.12        12.42             8.0                10.0
              Redwood Bank............................    11.44        11.17             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.66%        8.00%            4.0%                6.0%
              First Bank..............................     9.54         9.35             4.0                 6.0
              FB&T....................................     9.08         9.70             4.0                 6.0
              FB California...........................    10.16         9.56             4.0                 6.0
              FB Texas................................    10.86        11.17             4.0                 6.0
              Redwood Bank............................    10.19        10.15             4.0                 6.0

         Tier 1 capital (to average assets):
              First Banks.............................     8.07%        7.14%            3.0%                5.0%
              First Bank..............................     8.65         8.10             3.0                 5.0
              FB&T....................................     8.68         8.57             3.0                 5.0
              FB California...........................     9.31         9.95             3.0                 5.0
              FB Texas................................    10.20        10.39             3.0                 5.0
              Redwood Bank............................     8.31         8.48             3.0                 5.0

(6)      BUSINESS SEGMENT RESULTS

         First Banks' business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of First Banks and the Subsidiary Banks, the internal reporting system that monitors performance and, in all material respects, generally accepted accounting principles and practices predominant in the banking industry.

         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial and agricultural, real estate construction and development, commercial and residential real estate, commercial leasing, trade finance, consumer and installment, student and Small Business Administration loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are summarized as follows:

                                                          First Bank            FB California (1)          Redwood Bank (2)
                                                   ------------------------ -------------------------  -------------------------
                                                   September 30,December 31, September 30,December 31, September 30,December 31,
                                                        2000        1999        2000        1999          2000        1999
                                                        ----        ----        ----        ----          ----        ----
                                                                   (dollars expressed in thousands)
Balance sheet information:
Investment securities............................   $ 206,724     241,624      46,443      20,743        17,707      37,539
Loans, net of unearned discount..................   2,685,321   2,527,649     448,197     379,632       140,858     138,902
Total assets.....................................   3,127,512   3,028,046     575,488     431,838       193,393     199,988
Deposits.........................................   2,657,834   2,689,671     499,179     367,563       166,992     173,703
Stockholders' equity.............................     278,295     263,466      64,578      47,990        24,115      24,275
                                                    =========    ========    ========     =======       =======     =======

                                                          First Bank             FB California (1)        Redwood Bank (2)
                                                    ---------------------     ---------------------     -------------------
                                                      Three months ended        Three months ended       Three months ended
                                                         September 30,             September 30,             September 30,
                                                    ---------------------     ---------------------     -------------------
                                                     2000          1999          2000        1999         2000       1999
                                                     ----          ----          ----        ----         ----       ----
Income statement information:

Interest income..................................   $  63,621      55,300      12,704       8,582         4,252       3,866
Interest expense.................................      29,939      26,136       4,936       3,050         1,724       1,447
                                                    ---------    --------     -------     -------       -------     -------
     Net interest income.........................      33,682      29,164       7,768       5,532         2,528       2,419
Provision for loan losses........................       3,500       1,950          15          15           150          60
                                                    ---------    --------     -------     -------       -------     -------
     Net interest income after
       provision for loan losses.................      30,182      27,214       7,753       5,517         2,378       2,359
                                                    ---------    --------     -------     -------       -------     -------
Noninterest income...............................       7,965       7,106       1,499         934           (71)        122
Noninterest expense..............................      22,914      20,124       4,381       3,785         1,379       1,496
                                                    ---------    --------     -------     -------       -------     -------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest in income of
       subsidiary................................      15,233      14,196       4,871       2,666           928         985
Provision (benefit) for income taxes.............       5,324       4,874       1,897       1,089           491         443
                                                    ---------    --------     -------     -------       -------     -------
     Income (loss) before minority
       interest in income of subsidiary..........       9,909       9,322       2,974       1,577           437         542
Minority interest in income of subsidiary........          --          --          --          --            --          --
                                                    ---------    --------     -------     -------       -------     -------
     Net income..................................   $   9,909       9,322       2,974       1,577           437         542
                                                    =========    ========     =======     =======       =======     =======

                                                          First Bank             FB California (1)        Redwood Bank (2)
                                                    ---------------------     --------------------      -------------------
                                                       Nine months ended         Nine months ended        Nine months ended
                                                         September 30,             September 30,             September 30,
                                                    ---------------------     --------------------      -------------------
                                                      2000          1999        2000        1999          2000       1999
                                                      ----          ----        ----        ----          ----       ----
Income statement information:

Interest income..................................   $ 184,248     162,891      35,325      24,714        12,136       8,796
Interest expense.................................      84,459      78,312      13,285       9,125         4,832       3,282
                                                    ---------     -------     -------     -------       -------     -------
     Net interest income.........................      99,789      84,579      22,040      15,589         7,304       5,514
Provision for loan losses........................       9,250       6,650         150          95           432         133
                                                    ---------     -------     -------     -------       -------     -------
     Net interest income after
       provision for loan losses.................      90,539      77,929      21,890      15,494         6,872       5,381
                                                    ---------     -------     -------     -------       -------      ------
Noninterest income...............................      23,930      25,901       3,222       2,358          (120)        325
Noninterest expense..............................      64,840      58,246      13,663      11,410         4,312       3,403
                                                    ---------     -------     -------     -------       -------     -------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest in income of
       subsidiary................................      49,629      45,584      11,449       6,442         2,440       2,303
Provision (benefit) for income taxes.............      17,254      15,391       4,474       2,742         1,292       1,087
                                                    ---------     -------     -------     -------       -------      ------
     Income (loss) before minority
       interest in income of subsidiary..........      32,375      30,193       6,975       3,700         1,148       1,216
Minority interest in income of subsidiary........          --          --          --          --            --          --
                                                    ---------     -------     -------     -------       -------      ------
     Net income..................................   $  32,375      30,193       6,975       3,700         1,148       1,216
                                                    =========     =======     =======     =======       =======      ======
----------------
(1)  Lippo Bank was  acquired  by FBA on  February  29,  2000 and merged  into FB California  on May 31,  2000.
(2)  Redwood  Bank was acquired by FBA on March 4, 1999.
(3)  Corporate  and other  includes  $1.0 million and $5.9 million  of  guaranteed  preferred  debenture  expense,  after applicable income  tax  benefit  of  $2.0  million  and  $3.1 million  for  the three and nine months ended  September 30,  2000 and 1999.
     In addition,  corporate  and other  includes FCG and holding company expenses.

                                                                           Corporate, other
                                                                            and intercompany
                    FB Texas                         FB&T               reclassifications (3)         Consolidated  totals
           ---------------------------  ----------------------------  -------------------------     --------------------------
           September 30, December  31,  September  30,  December 31,    September 30, December 31,  September 30, December 31,
                 2000          1999           2000          1999          2000            1999         2000          1999
                 ----          ----           ----          ----          ----            ----         ----          ----
                                             (dollars expressed in thousands)

               25,703          30,439       104,446       103,636         17,448        17,666        418,471       451,647
              229,150         213,731       856,460       736,828           (400)         (418)     4,359,586     3,996,324
              292,890         278,988     1,113,018       944,013        (67,672)      (15,126)     5,234,629     4,867,747
              254,271         244,248       972,323       804,976        (19,551)      (28,347)     4,531,048     4,251,814
               30,097          30,338       110,600       102,014       (169,758)     (173,178)       337,927       294,905
              =======         =======     =========       =======       ========      ========       ========       =======

                                                                           Corporate, other
                                                                           and intercompany
                       FB Texas              First Bank & Trust            reclassifications (3)      Consolidated totals
                ----------------------    ------------------------     ------------------------      ----------------------
                  Three months ended         Three months ended          Three months ended            Three months ended
                     September 30,              September 30,               September 30,                 September 30,
                ----------------------    ------------------------     ------------------------      ----------------------
                 2000            1999         2000           1999        2000             1999        2000            1999
                 ----            ----         ----           ----        ----             ----        ----            ----


                6,044           5,500        21,945        15,766           (984)           31        107,582        89,045
                2,575           2,185         9,146         6,231           (180)          495         48,140        39,544
              -------         -------     ---------        ------       --------      --------       --------       -------
                3,469           3,315        12,799         9,535           (804)         (464)        59,442        49,501
                  155              15            45           840             --            --          3,865         2,880
              -------         -------     ---------        ------       --------      --------       --------       -------

                3,314           3,300        12,754         8,695           (804)         (464)        55,577        46,621
              -------         -------     ---------        ------       --------      --------       --------       -------
                  459             504         1,467         1,103           (569)         (748)        10,750         9,021
                2,155           2,367         8,035         7,111          3,912         2,632         42,776        37,515
              -------         -------     ---------        ------       --------      --------       --------       -------


                1,618           1,437         6,186         2,687         (5,285)       (3,844)        23,551        18,127
                  546             492         2,458         1,080         (1,769)       (1,289)         8,947         6,689
              -------         -------     ---------        ------       --------      --------       --------       -------

                1,072             945         3,728         1,607         (3,516)       (2,555)        14,604        11,438
                   --              --            --            --            546           416            546           416
              -------         -------     ---------        ------       --------      --------       --------       -------
                1,072             945         3,728         1,607         (4,062)       (2,971)        14,058        11,022
              =======         =======     =========        ======       ========      ========       ========       =======

                                                                           Corporate, other
                                                                           and intercompany
                       FB Texas              First Bank & Trust            reclassifications (3)       Consolidated totals
                ----------------------    ------------------------     -------------------------      ---------------------
                   Nine months ended          Nine months ended           Nine months ended             Nine months ended
                     September 30,              September 30,               September 30,                 September 30,
                ----------------------    ------------------------     ------------------------      ----------------------
                 2000            1999      2000              1999        2000             1999        2000            1999
                 ----            ----      ----              ----        ----             ----        ----            ----

               17,702          16,523        61,250        44,121         (1,201)          201        309,460       257,246
                7,295           6,510        25,010        18,220          1,317         1,211        136,198       116,660
              -------         -------     ---------        ------       --------      --------       --------       -------
               10,407          10,013        36,240        25,901         (2,518)       (1,010)       173,262       140,586
                  450              75           785         1,790             --            --         11,067         8,743
              -------         -------     ---------        ------       --------      --------       --------       -------

                9,957           9,938        35,455        24,111         (2,518)       (1,010)       162,195       131,843
              -------         -------     ---------        ------       ---------     --------       --------       -------
                1,445           1,560         4,650         3,467         (1,342)       (1,472)        31,785        32,139
                6,460           6,877        22,633        20,336         10,578         9,978        122,486       110,250
              -------         -------     ---------        ------       --------      --------       --------       -------


                4,942           4,621        17,472         7,242        (14,438)      (12,460)        71,494        53,732
                1,703           1,588         6,950         3,140         (4,985)       (4,156)        26,688        19,792
              -------         -------     ---------        ------       --------      ---------      --------       -------

                3,239           3,033        10,522         4,102         (9,453)       (8,304)        44,806        33,940
                   --              --            --            --          1,489         1,088          1,489         1,088
              -------         -------     ---------        ------       --------      --------       --------       -------
                3,239           3,033        10,522         4,102        (10,942)       (9,392)        43,317        32,852
              =======         =======     =========        ======       ========      ========       ========       =======

(7)  SUBSEQUENT EVENT

         On October 19, 2000, First Preferred Capital Trust II, or FPCT II, a newly formed Delaware business trust subsidiary of First Banks, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of the common securities of FPCT II. The gross proceeds of the offering were used by FPCT II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2000. The maturity date of the subordinated debentures may be shortened to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of FPCT II. In connection with the issuance of the FPCT II preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FPCT II under the FPCT II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FPCT II, net of underwriting fees and offering expenses, were approximately $55.0 million. Distributions on the FPCT II securities are payable quarterly on March 31, June 30, September 30 and December 31.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Form 10-Q should therefore not place undue reliance on forward-looking statements.


                                     General

         We are a bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries in California, Illinois, Missouri and Texas. At September 30, 2000, we had $5.23 billion in total assets, $4.36 billion in total loans, net of unearned discount, $4.53 billion in total deposits and $337.9 million in total stockholders' equity. We operate through five subsidiary banks, a subsidiary bank holding company, and through our subsidiary leasing company, as follows:

                                                                                           Loans, net of
                                                           Number of         Total            unearned         Total
      Name                           Headquarters          locations         assets           discount        deposits
      ----                           ------------          ---------         ------           --------        --------
                                                                                 (dollars expressed in thousands)

First Bank                     St. Louis County, Missouri      86        $ 3,127,512        2,685,321         2,657,834
First Bank & Trust             Newport Beach, California       27          1,113,018          856,460           972,323
First Capital Group, Inc.      Albuquerque, New Mexico          1                344 (1)           --                --
First Banks America, Inc.,
   and its wholly-owned
   subsidiaries:
     First Bank of California  Sacramento, California          13            575,488          448,197           499,179
     First Bank Texas N.A.     Houston, Texas                   6            292,890          229,150           254,271
     Redwood Bank              San Francisco, California        4            193,393          140,858           166,992
                                                              ===        ===========         ========         =========

-------------------------
(1) First Capital Group, Inc. was purchased on February 29, 2000. As of September 30, 2000, there were approximately $90.1 million of commercial leases. The commercial leases are recorded as assets of our subsidiary banks.

         Our subsidiary banks and First Capital Group, Inc., or FCG, are wholly owned by their respective parent companies. We owned 84.30% and 83.37% of First Banks America, Inc., or FBA, at September 30, 2000 and December 31, 1999, respectively.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services offered include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

         We centralize overall corporate policies, procedural and administrative functions, and operational support functions for our subsidiary banks. Primary responsibility for managing our subsidiary banks remains with the officers and directors.

                               Financial Condition

         Our total assets increased by $360.0 million to $5.23 billion from $4.87 billion at September 30, 2000 and December 31, 1999, respectively. As discussed in Note 2 to our accompanying consolidated financial statements, the acquisitions of Bank of Ventura, Lippo Bank and FCG provided assets of $63.8 million, $85.3 million and $64.6 million, respectively. Loans, net of unearned discount, excluding the loans from these acquired entities, increased by $218.4 million, which is further discussed under "--Loans and Allowance for Loan Losses." Offsetting the overall increase in total assets and providing an additional source of funds for continued internal loan growth was a reduction in investment securities of $86.1 million, which was partially offset by $37.4 million and $15.5 million of investment securities acquired from Lippo Bank and Bank of Ventura, respectively, to $418.5 million at September 30, 2000. Total deposits, excluding the $76.4 million and $57.3 million of deposits provided by the acquisitions of Lippo Bank and Bank of Ventura, respectively, increased by $145.5 million to $4.53 billion at September 30, 2000. The funds generated from the deposit growth were primarily utilized to fund internal loan growth and the acquisition of the FCG leases. In addition, short-term borrowings increased by $30.0 million to $103.5 million at September 30, 2000, reflecting increases of $1.9 million and $28.1 million in federal funds purchased and securities sold under agreements to repurchase, respectively.

                              Results of Operations

Net Income

         Net income was $14.1 million and $43.3 million for the three and nine months ended September 30, 2000, in comparison to $11.0 million and $32.9 million for the comparable periods in 1999. The earnings progress was primarily driven by increased net interest income generated from the acquisitions of Bank of Ventura, Lippo Bank and FCG, which were acquired during the nine months ended September 30, 2000, and Century Bank and Redwood Bank, which were acquired in 1999; the continued change in the composition of our loan portfolio; increased yields on earning assets and internal loan growth. Our overall loan growth was primarily funded through internal deposit growth.

         The increase in net interest income was partially offset by an increase in the provision for loan losses, as further discussed under "--Loans and Allowance for Loan Losses," and increased operating expenses of $5.3 million and $12.2 million for the three and nine months ended September 30, 2000, in comparison to the comparable periods in 1999, respectively. The increased operating expenses reflect the operating expenses of Bank of Ventura, Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates; increased salaries and employee benefit expenses; increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries. This increase was partially offset by a reduction in legal, examination and professional fees.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) improved to $59.7 million, or 4.99% of interest-earning assets, for the three months ended September 30, 2000, from $49.7 million, or 4.53% of interest-earning assets, for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, net interest income (expressed on a tax-equivalent basis) was $173.9 million, or 4.93%, and $141.1 million, or 4.44% of interest-earning assets, respectively. We credit the improved net interest income to the net interest-earning assets provided by our aforementioned acquisitions, internal loan growth and increases in the prime-lending rate which have resulted in increased yields on interest-earning assets. For the three and nine months ended September 30, 2000, average loans increased by $471.3 million and $471.7 million, respectively. During the period from October 1, 1999 through September 30, 2000, the Board of Governors of the Federal Reserve System increased the discount rate several times, resulting in four increases in the prime rate of interest from 8.25% to 9.50%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. Although the cost of interest-bearing liabilities has also increased, it has been less dramatic than the earnings on interest-earning assets, contributing to an improvement in net interest margins. This is further discussed under "--Interest Rate Risk Management."

         The improved yield earned on our interest-earning assets was partially offset by an increased rate paid on our interest-bearing liabilities. For the three and nine months ended September 30, 2000, the aggregate weighted average rate paid on the deposit portfolio increased to 4.72% and 4.52%, respectively, from 4.25% and 4.29% for the comparable periods in 1999, reflecting increased rates paid by us to provide a funding source for continued loan growth. In addition, the aggregate weighted average rate on the note payable increased to 8.56% and 7.85% for the three and nine months ended September 30, 2000, respectively, from 6.19% and 6.22% for the comparable periods in 1999, reflecting an increase in market rates on these financial instruments. Our $120.0 million revolving line of credit with a group of unaffiliated banks bears interest at the lead bank's corporate base rate or, at our option, at the Eurodollar Rate plus a margin determined by the outstanding balance and our profitability.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and our resulting net interest income for the periods indicated.

                                            Three months ended September 30,                 Nine months ended September 30,
                                    ----------------------------------------------   ----------------------------------------------
                                              2000                    1999                      2000                    1999
                                    ----------------------   ---------------------   ----------------------   ---------------------
                                            Interest                 Interest                 Interest                 Interest
                                     Average income/Yield/   Average  income/Yield/   Average  income/Yield/    Averageincome/Yield/
                                     balance expenserate     balance  expense rate    balance expense  rate     balanceexpenserate
                                     ------- -----------     ----------------------   ------- -------  ----     --------------------
                                                                   (dollars expressed in thousands)
             Assets
             ------
Interest-earning assets:
   Loans (1)(2)(3)(4)......... $4,317,762  99,858  9.20%  $3,846,498 81,972 8.45% $4,226,438 285,845  9.03% $3,754,770 235,724 8.39%
   Investment securities (4)..    412,501   7,214  6.96      435,931  6,446 5.87     431,104  21,493  6.66     460,355  20,831 6.05
   Federal funds sold.........     24,304     685 11.21       59,807    744 4.94      49,926   2,628  7.03      29,266   1,154 5.27
   Other......................      3,020      54  7.11        2,424     35 5.73       2,662     144  7.23       1,747      80 6.12
                               ---------- -------         ---------- ------       ---------- -------        ---------- -------
        Total interest-earning
         assets...............  4,757,587 107,811  9.02    4,344,660 89,197 8.15   4,710,130  310,110 8.79   4,246,138 257,789 8.12
                                          -------                    ------                   -------                  -------
Nonearning assets.............    365,919                    347,829                 354,327                   342,858
                               ----------                 ----------              ----------                ----------
        Total assets.......... $5,123,506                 $4,692,489              $5,064,457                $4,588,996
                               ==========                 ==========              ==========                ==========

   Liabilities and Stockholders' Equity
   ------------------------------------
Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits............... $  416,302   1,480  1.41%  $  388,880  1,269 1.29% $  420,442   4,365  1.39% $  382,790   3,565 1.25%
     Savings deposits.........  1,277,167  13,176  4.10    1,217,845 10,962 3.57   1,253,312  37,246  3.97   1,221,226  32,976 3.61
     Time deposits (3)........  2,120,397  30,623  5.75    1,922,841 25,537 5.27   2,118,313  86,700  5.47   1,854,886  74,419 5.36
                               ---------- -------         ---------- ------       ----------  ------        ---------- -------
         Total interest-bearing
         deposits.............  3,813,866  45,279  4.72    3,529,566 37,768 4.25   3,792,067 128,311  4.52   3,458,902 110,960 4.29
   Short-term borrowings......     97,407   1,641  6.70       77,188    903 4.64      93,208   4,156  5.96      91,188   3,294 4.83
   Note payable...............     56,708   1,220  8.56       55,995    873 6.19      63,482   3,731  7.85      51,683   2,406 6.22
                               ---------- -------         ---------- ------       ---------- -------        ---------- -------
        Total interest-bearing
         liabilities..........  3,967,981  48,140  4.83    3,662,749 39,544 4.28   3,948,757 136,198  4.61   3,601,773 116,660 4.33
                                          -------                    ------                  -------                   -------
Noninterest-bearing liabilities:
   Demand deposits............    644,158                    569,074                 616,359                   537,332
   Other liabilities..........    180,376                    177,165                 185,084                   174,410
                               ----------                 ----------              ----------                ----------
        Total liabilities.....  4,792,515                  4,408,988               4,750,200                 4,313,515
Stockholders' equity..........    330,991                    283,501                 314,257                   275,481
                               ----------                 ----------              -----------               ----------
        Total liabilities and
         stockholders' equity. $5,123,506                 $4,692,489              $5,064,457                $4,588,996
                               ==========                 ==========              ===========               ==========

Net interest income...........             59,671                    49,653                  173,912                   141,129
                                          =======                    ======                  =======                   =======
Interest rate spread..........                     4.19                     3.87                      4.18                     3.79
Net interest margin...........                     4.99%                    4.53%                     4.93%                    4.44%
                                                   ====                     ====                      ====                     ====
     ------------------------
(1)   For purposes of these computations, nonaccrual loans are included  in  the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4)   Information  is   presented   on  a  tax-equivalent  basis assuming a tax rate of 35%.  The  tax-equivalent  adjustments  were approximately  $229,000  and $650,000  for the three and nine months  ended  September  30,  2000,  and  $152,000 and $543,000 for the comparable periods in 1999, respectively.

Provision for Loan Losses

         The provision for loan losses was $3.9 million and $11.1 million for the three and nine months ended September 30, 2000, in comparison to $2.9 million and $8.7 million for the comparable periods in 1999, respectively. We attribute the increase in the provision for loan losses to continued growth in the loan portfolio, both internal and through acquisitions; increased risk associated with the continued changing composition of our loan portfolio; and an increase in nonperforming assets. Loan charge-offs were $3.7 million and $8.7 million for the three and nine months ended September 30, 2000, respectively, in comparison to $3.6 million and $11.2 million for the comparable periods in 1999. The decrease in loan charge-offs is indicative of the generally strong economic conditions prevalent in our markets, as well as management's continued efforts to effectively monitor and manage our loan portfolio. For the nine months ended September 30, 2000, loan charge-offs include a charge-off of $1.6 million on a single loan. Loan recoveries increased to $1.8 million and $8.0 million for the three and nine months ended September 30, 2000, respectively, from $2.7 million and $6.9 million for the comparable periods in 1999, reflecting continued aggressive collection efforts. The acquisitions of Bank of Ventura, Lippo Bank, Century Bank and Redwood Bank provided $547,000, $799,000, $1.5 million and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $10.8 million and $31.8 million for the three and nine months ended September 30, 2000, in comparison to $9.0 million and $32.1 million for the comparable periods in 1999. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.

         Service charges on deposit accounts and customer service fees were $5.2 million and $14.6 million for the three and nine months ended September 30, 2000, in comparison to $4.4 million and $12.8 million for the comparable periods in 1999, respectively. The increase in service charges and customer service fees is attributable to (a) increased deposit balances provided by internal growth;
(b) the acquisitions of Bank of Ventura, Lippo Bank, Century Bank and Redwood Bank; (c) additional products and services available and utilized by our expanding base of retail and commercial customers; (d) increased fee income resulting from revisions of customer service charge rates, effective April 1, 1999 and June 1, 2000, and enhanced control of fee waivers; and (e) increased income associated with automatic teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale was $1.9 million and $5.2 million for the three and nine months ended September 30, 2000, in comparison to $1.6 million and $5.4 million for the comparable periods in 1999, respectively. The overall decrease for the nine months ended September 30, 2000 is primarily attributable to a reduced volume of loans originated and sold commensurate with the increases in mortgage loan rates experienced in recent months.

         The net loss on sales of available-for-sale securities was $180,000 for the three months ended September 30, 2000, in comparison to a net gain of $1,000 for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, the net gain on sales of available-for-sale securities was $199,000 and $793,000, respectively. These gains primarily resulted from sales of securities necessary to fund our loan growth. The decrease in the net gains reflects the sales, at a loss, of certain investment securities that did not meet our overall investment objectives.

         The net loss on trading securities of $303,000 for the nine months ended September 30, 1999 resulted from the termination of our trading division, effective December 31, 1998, and the liquidation of all trading securities during the first quarter of 1999.

         Other income was $3.8 million and $11.8 million for the three and nine months ended September 30, 2000, in comparison to $3.0 million and $13.4 million for the comparable periods in 1999. We attribute the reduction in other income primarily to non-recurring gains on branch divestitures. During the nine months ended September 30, 2000, we divested one of our branch locations in central Illinois, resulting in a pre-tax gain of $1.4 million, net of related expenses. In the same period in 1999, we divested six branch offices in central and northern Illinois, resulting in a pre-tax gain of $4.4 million, net of related expenses. The reduction in these gains were partially offset by increased income earned on our investment in bank-owned life insurance; rental income associated with FCG's leasing activities; and, increased rental fees received from First Services, L.P. for the use of data processing and other equipment owned by us. The increase in rental fees is commensurate with the replacement of our teller system and certain other technological upgrades, including local and wide area network-based systems, networks, core processors and item processing equipment that were replaced in 1999 in conjunction with Year 2000 compliance preparations and to improve system capabilities and performance.

Noninterest Expense

         Noninterest expense was $42.8 million and $122.5 million for the three and nine months ended September 30, 2000, in comparison to $37.5 million and $110.3 million for the comparable periods in 1999. The increase reflects: (a) the noninterest expense of Bank of Ventura, Lippo Bank, FCG, Century Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefit expenses; (c) increased data processing fees; (d) increased amortization of intangibles associated with the purchase of subsidiaries; and
(e) increased expenses associated with our internal restructuring process. The overall increase in noninterest expense was partially offset by a decrease in legal, examination and professional fees.

         During 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area within First Banks. The primary objectives of the restructuring process were: (a) to redesign our corporate organization to provide lines of authority which are more conducive to the effective delivery of services to customers; (b) to enhance our technological strength to enable us to more effectively and efficiently provide the products, services and delivery channels necessary to remain competitive in the financial services industry of the future; (c) to establish the infrastructure necessary to better support our service delivery and business development efforts, and to provide more efficient, better quality services to customers; (d) to increase the depth and abilities of all levels of management and supervision to lead the efforts to accomplish our corporate objectives; and (e) to improve internal monitoring systems in order to better assess the progress of all areas in achieving our corporate objectives. Although these efforts have primarily led to increased capital expenditures and noninterest expenses in the short-term as further discussed below, we anticipate they will lead to more effective internal growth, more efficient operations and improved profitability over the long term.

         Salaries and employee benefits were $18.2 million and $53.4 million for the three and nine months ended September 30, 2000, in comparison to $15.6 million and $45.6 million for the comparable periods in 1999, respectively. We attribute the increase to the aforementioned acquisitions and the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs necessary to employ and retain qualified personnel. In addition, the increase includes various additions to staff to enhance executive and senior management expertise, improve technological support and strengthen centralized operational functions.

         Occupancy, net of rental income, and furniture and equipment expense totaled $6.6 million and $18.9 million for the three and nine months ended September 30, 2000, in comparison to $5.7 million and $15.5 million for the comparable periods in 1999, respectively. We attribute the increase to the aforementioned acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of our new teller system. This increase has been partially offset by selective elimination of 15 branch offices by sales, mergers or closures during 1999 and 2000.

         Data processing fees were $5.7 million and $16.4 million for the three and nine months ended September 30, 2000, in comparison to $4.7 million and $13.9 million for the comparable periods in 1999, respectively. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings and upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $1.1 million and $3.1 million for the three and nine months ended September 30, 2000, in comparison to $1.7 million and $4.9 million for the comparable periods in 1999, respectively. We attribute the decrease in these fees to a decline in our utilization of external consultants who provided assistance throughout 1999 associated with the development and expansion of selected business initiatives. In addition, the decrease is also reflective of the settlement of certain litigation completed in 1999.

                          Interest Rate Risk Management

         We utilize off-balance-sheet derivative financial instruments to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. We limit the use of such derivative financial instruments to reduce our interest rate exposure. The derivative financial instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                                  September 30, 2000           December 31, 1999
                                                                ----------------------      ----------------------
                                                                Notional       Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
         adjustable rate, receive adjustable rate...........  $       --          --        500,000           --
     Interest rate swap agreements - pay
         adjustable rate, receive fixed rate................   1,105,000          92        455,000        3,349
     Interest rate floor agreements.........................      35,000           8         35,000           13
     Interest rate cap agreements...........................     450,000       4,009         10,000           26
     Forward commitments to sell
         mortgage-backed securities.........................      35,000          20         33,000           --
                                                              ==========      ======        =======       ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

         During 1998, we entered into $280.0 million notional amount interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $790,000 and $4.1 million at September 30, 2000 and December 31, 1999, respectively, and the amount payable by us under the swap agreements was $691,000 and $770,000 at September 30, 2000 and December 31, 1999, respectively.

         During May 1999, we entered into $500.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the nine-month period surrounding the Year 2000 century date change. The swap agreements provided for us to receive an adjustable rate of interest equivalent to the daily weighted average 30-day London Interbank Offering Rate and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for us to pay and receive interest on a monthly basis. In January 2000, we determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements at a cost of $150,000.

         During September 1999, we entered into $175.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $119,000 at September 30, 2000 and December 31, 1999, and the amount payable by us under the swap agreements was $132,000 and $141,000 at September 30, 2000 and December 31, 1999, respectively.

         During September 2000, we entered into $600.0 million notional amount of four-year interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest of 6.7750% and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $1.2 million at September 30, 2000. In conjunction with these interest rate swap agreements, we also entered into $450.0 million notional amount of interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the three-month London Interbank Offering Rate should such rate exceed the predetermined interest rate of 7.50%, and have a maturity date of September 20, 2004. At September 30, 2000, the unamortized costs of these interest rate cap agreements were $4.0 million, and were included in other assets

         During September 2000, we entered into $12.5 million notional amount of one-year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus 0.02%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on an annual basis. The amount receivable and payable by us under the swap agreements was $42,000 at September 30, 2000.

         During September 2000, we entered into $12.5 million notional amount of one-year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus 0.05%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on an annual basis. The amount receivable and payable by us under the swap agreements was $23,000 at September 30, 2000.

         During September 2000, we entered into $25.0 million notional amount of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus 0.11%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semi-annual basis. The amount receivable by us under the swap agreements was $67,000 at September 30, 2000 and the amount payable by us under the swap agreements was $61,000 at September 30, 2000.

         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of September 30, 2000 and December 31, 1999 were as follows:

                                                                  Notional   Interest rate Interest rate  Fair value
                   Maturity date as of September 30, 2000          amount        paid        received     gain (loss)
                   --------------------------------------          ------        ----        --------     -----------
                                                                         (dollars expressed in thousands)

             September 13, 2001..............................  $   12,500        6.61%         6.60%     $      (8)
             September 21, 2001..............................      12,500        6.64          6.80            (13)
             September 27, 2001..............................      75,000        6.80          6.14           (393)
             September 27, 2001..............................      45,000        6.80          6.14           (236)
             September 27, 2001..............................      40,000        6.80          6.14           (210)
             September 27, 2001..............................      15,000        6.80          6.14            (79)
             June 11, 2002...................................      15,000        6.80          6.00           (173)
             September 16, 2002..............................     175,000        6.80          5.36         (4,204)
             September 16, 2002..............................      20,000        6.80          5.36           (486)
             September 18, 2002..............................      40,000        6.80          5.33         (1,001)
             September 18, 2002..............................      30,000        6.80          5.33           (750)
             September 20, 2004..............................     300,000        6.78          6.80            777
             September 20, 2004..............................     300,000        6.78          6.80            777
             March 13, 2006..................................      12,500        6.55          7.20           (220)
             March 22, 2006..................................      12,500        6.55          7.25           (219)
                                                               ----------                                ---------
                                                               $1,105,000        6.77          6.34      $  (6,438)
                                                               ==========       =====         =====      =========




                                                                  Notional  Interest rate  Interest rate  Fair value
                   Maturity date as of December 31, 1999           amount       paid         received     gain (loss)
                   -------------------------------------           ------       ----         --------     -----------
                                                                         (dollars expressed in thousands)

             March 31, 2000..................................  $  350,000        5.84%         6.45%     $      87
             March 31, 2000..................................      75,000        5.84          6.45             19
             March 31, 2000..................................      50,000        5.84          6.45             12
             March 31, 2000..................................      25,000        5.84          6.45              6
             September 27, 2001..............................      75,000        5.80          6.14           (685)
             September 27, 2001..............................      45,000        5.80          6.14           (411)
             September 27, 2001..............................      40,000        5.80          6.14           (365)
             September 27, 2001..............................      15,000        5.80          6.14           (137)
             June 11, 2002...................................      15,000        6.12          6.00           (291)
             September 16, 2002..............................     175,000        6.12          5.36         (6,574)
             September 16, 2002..............................      20,000        6.12          5.36           (751)
             September 18, 2002..............................      40,000        6.14          5.33         (1,543)
             September 18, 2002..............................      30,000        6.14          5.33         (1,157)
                                                               ----------                                ---------
                                                               $  955,000        5.91          6.08      $ (11,790)
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

         We also utilize interest rate floor agreements to limit the interest expense associated with the net interest expense of certain interest rate swap agreements. At September 30, 2000 and December 31, 1999, the unamortized costs of these agreements were $8,000 and $32,000, respectively, and were included in other assets.

         Derivative financial instruments issued by us consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $35.0 million and $31.5 million at September 30, 2000 and December 31, 1999, respectively. These net loan commitments and loans held for sale were hedged with forward contracts to sell mortgage-backed securities of $35.0 million and $33.0 million at September 30, 2000 and December 31, 1999, respectively. We defer gains and losses from forward contracts and include them in the cost basis of loans held for sale. At September 30, 2000 and December 31, 1999, the net unamortized gains were $90,000 and $838,000, respectively. Such net gains were applied to the carrying value of the loans held for sale as part of our lower of cost or market valuation.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Banks and our subsidiary banks. Interest and fees on loans were 92.7% and 92.3% of total interest income for the three and nine months ended September 30, 2000, in comparison to 92.0% and 91.6% for the comparable periods in 1999, respectively. Total loans, net of unearned discount, increased $363.3 million to $4.36 billion, or 83.3% of total assets, at September 30, 2000, compared to $4.00 billion, or 82.1% of total assets, at December 31, 1999. The increase in loans, as summarized on our consolidated balance sheets, is primarily attributable to the acquisitions of Bank of Ventura, Lippo Bank and FCG, which provided loans, net of unearned discount, of $39.4 million, $40.9 million and $64.6 million, respectively, and the continued growth and diversification of our commercial, financial and agricultural and commercial real estate mortgage loan portfolios. This increase was partially offset by a decline in our consumer and installment portfolio to $176.7 million at September 30, 2000 from $225.3 million at December 31, 1999. Such decrease reflects reductions in new loan volumes and the repayment of principal on the existing portfolio, and is also consistent with our objectives of de-emphasizing indirect automobile lending and expanding commercial lending.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  September 30,   December 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                 (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    20,167          18,397
              Restructured terms.............................................             22              29
         Real estate construction and development:
              Nonaccrual.....................................................         16,928           1,886
         Real estate mortgage:
              Nonaccrual.....................................................         16,564          16,414
              Restructured terms.............................................          2,962           2,979
         Consumer and installment:
              Nonaccrual.....................................................            184              32
              Restructured terms.............................................              9              --
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         56,836          39,737
         Other real estate...................................................          1,566           2,129
                                                                                 -----------      ----------
                  Total nonperforming  assets................................    $    58,402          41,866
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 4,359,586       3,996,324
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     5,275           5,844
                                                                                 ===========       =========

         Allowance for loan losses to loans..................................           1.84%           1.72%
         Nonperforming loans to loans........................................           1.30            0.99
         Allowance for loan losses to nonperforming loans....................         141.30          172.66
         Nonperforming assets to loans and other real estate.................           1.34            1.05
                                                                                 ===========        ========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $56.8 million at September 30, 2000 in comparison to $39.7 million at December 31, 1999. We primarily attribute the increase in nonperforming loans to a small number of credit relationships that were placed on nonaccrual status in 2000. These nonperforming loans are symptomatic of circumstances that are specific to these relationships, and are not indicative of distress across the broad spectrum of our loan portfolio. In addition, the decline in the ratio of the allowance for loan losses to nonperforming loans is attributable to the increase in nonperforming loans, partially offset by an increase in the allowance for loan losses.

         The following table presents a summary of loan loss experience for the periods indicated:

                                                                          Three months ended       Nine months ended
                                                                            September 30,            September 30,
                                                                        ----------------------   --------------------
                                                                           2000       1999         2000       1999
                                                                           ----       ----         ----       ----
                                                                                (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............    $  77,822     64,977       68,611    60,970
              Acquired allowances for loan losses....................          547      1,542        1,346     3,008
                                                                         ---------   --------     --------  --------
                                                                            78,369     66,519       69,957    63,978
                                                                         ---------   --------     --------  --------
              Loans charged-off......................................       (3,697)    (3,626)      (8,667)  (11,154)
              Recoveries of loans previously charged-off.............        1,774      2,725        7,954     6,931
                                                                         ---------   --------     --------  --------
              Net loan charge-offs ..................................       (1,923)      (901)        (713)   (4,223)
                                                                         ---------   --------     --------  --------
              Provision for loan losses..............................        3,865      2,880       11,067     8,743
                                                                         ---------   --------     --------  --------
         Allowance for loan losses, end of period....................    $  80,311     68,498       80,311    68,498
                                                                         =========   ========     ========  ========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides our management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

                                    Liquidity

         The liquidity of First Banks and our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, First Banks and the subsidiary banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including our revolving note payable. The aggregate funds acquired from these more volatile sources were $573.6 million and $476.8 million at September 30, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at September 30, 2000:

                                                                                 (dollars expressed in thousands)

         Three months or less..........................................................     $ 262,532
         Over three months through six months..........................................        67,546
         Over six months through twelve months.........................................       144,678
         Over twelve months............................................................        98,885
                                                                                            ---------
                Total..................................................................     $ 573,641
                                                                                            =========

         In addition to these more volatile sources of funds, in 1999, First Bank, First Bank & Trust, First Bank of California and First Bank Texas N.A. established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2000 and December 31, 1999, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.34 billion and $1.67 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $257.6 million at September 30, 2000 and $395.9 million at December 31, 1999.

         Management believes the available liquidity and operating results of the subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by First Banks' and FBA's financing subsidiaries.

                             Year 2000 Compatibility

         First Banks and our subsidiary banks were subject to risks associated with the "Year 2000" issue, a term which referred to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions were particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.

         We successfully completed all phases of our Year 2000 program within the appropriate timeframes established by the regulatory agencies. In addition, we did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, we are unaware of any Year 2000 issues encountered by our more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of our program was $14.9 million, comprised of capital improvements of $12.3 million and direct expenses reimbursable to First Services, L.P. of $2.6 million. We are charging the capital improvements to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. We incurred direct expenses related to our program of approximately $195,000 for the nine months ended September 30, 2000, $450,000 and $1.4 million for the three and nine months ended September 30, 1999, respectively, and $1.8 million for the year ended December 31, 1999.


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

         In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The DIG presently has additional issues and questions pending and continues to release guidance and interpretations as such issues are resolved. We continue to consider the actions and conclusions of the DIG as they are released in order to determine their potential impact on our consolidated financial statements.

         We currently believe the implementation of SFAS 133 will not have a material impact on our consolidated financial statements as it relates to our existing derivative financial instruments. However, the effect of future derivative transactions as well as further guidance from the DIG may result in modifications of our current assessment of SFAS 133 and its overall impact on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on our earnings, a decline in interest rates of 100 basis points indicated a pre-tax projected loss of approximately 7.1% of net interest income based on assets and liabilities at December 31, 1999.

         Our interest sensitivity position has been modified as a result of the derivative instruments entered into during September 2000. After consideration of these derivative instruments, we are still "asset-sensitive," however, our simulation model indicated a lost of projected net interest income should interest rates decline or should interest rates increase up to a maximum of 100 basis points. While a decline or increase in interest rates of less than 100 basis points has a minimal impact on our net interest income, a decline in interest rates of 100 basis points indicates a pre-tax projected loss of approximately 4.9% of net interest income based on assets and liabilities at June 30, 2000, whereas an increase in interest rates of 100 basis points indicates a pre-tax projected loss of approximately 0.3% of net interest income, based on assets and liabilities at June 30, 2000.

         At September 30, 2000, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment. Our asset-sensitive position, coupled with increases in the prime lending rate experienced throughout the last nine months, is reflected in our increased net interest income for the three and nine months ended September 30, 2000 as further discussed under "--Results of Operations." During the three and nine months ended September 30, 2000, our asset-sensitive position and overall susceptibility to market risks have not changed materially, except for the modifications that have resulted from our additional derivative financial instruments entered into during September 2000 as described above.

                           Part II - OTHER INFORMATION


                    ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                    Exhibit Number                                Description
                    --------------                                -----------

                         10.6                $120,000,000  Second Amended and Restated Secured Credit  Agreement,  dated as of
                                             August 24,  2000,  among First  Banks,  Inc.  and Firstar  Bank,  N.A.,  American
                                             National  Bank and Trust  Company of  Chicago,  Harris  Trust and  Savings  Bank,
                                             Wells  Fargo  Bank  Minnesota,  N.A.,  The Frost  National  Bank,  Union  Bank of
                                             California,  N.A.  LaSalle Bank National  Association and Firstar Bank,  N.A., as
                                             Agent  (incorporated  herein  by  reference  to  Exhibit  10.6  to the  Company's
                                             Registration  Statement on Form S-2 (File Nos. 333-46270 and 333-46270-01)  dated
                                             September 20, 2000).

                          27                 Article 9 - Financial Data Schedule (EDGAR only)

(b) We filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST BANKS, INC.



                           By: /s/  James F. Dierberg
                              -------------------------------------------------
                                    James F. Dierberg
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer
November 13, 2000                   (Principal Executive Officer)



                           By: /s/  Frank H. Sanfilippo
                               ------------------------------------------------
                                    Frank H. Sanfilippo
                                    Executive Vice President and
                                    Chief Financial Officer
November 13, 2000                   (Principal Financial and Accounting Officer)