Form 10-K405
period 2000-12-31
FIRST BANKS INC
filed 2001-03-28
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the transition period from _______ to ________

                        Commission File Number - 0-20632

                                FIRST BANKS, INC.
             (Exact name of registrant as specified in its charter)

           MISSOURI                                  43-1175538
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                   135 North Meramec, Clayton, Missouri 63105
               (Address of principal executive offices) (Zip code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
         -------------------                     ---------------------

                None                                       N/A

           Securities registered pursuant to Section 12(g) of the Act:

                  9.25% Cumulative Trust Preferred Securities
                  (issued by First Preferred Capital Trust and guaranteed by its parent, First Banks, Inc.)
                                (Title of class)

                  10.24% Cumulative Trust Preferred Securities
                   (issued by First Preferred Capital Trust II
                and guaranteed by its parent, First Banks, Inc.)
                                (Title of class)

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

                   Yes     X             No
                       ---------            --------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         None of the voting stock of the Company is held by nonaffiliates. All of the voting stock of the Company is owned by various trusts which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors and Chief Executive Officer, and members of his immediate family.

         At March 20, 2001, there were 23,661 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the year ended December 31, 2000, or our 2000 Annual Report, are incorporated by reference into Parts I, II and IV of this report, as follows:

         The following portions of our 2000 Annual Report to Stockholders, or our 2000 Annual Report, are incorporated by reference in this report:

                                                                                        Page(s) in the 2000
                             Section                                                       Annual Report
                             -------                                                       -------------

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ("MD&A")...........................      3 - 30
              Selected Consolidated and Other Financial Data............................         2
              Consolidated Financial Statements.........................................      32 - 60
              Supplementary Financial Data..............................................        31
              Range of Prices of Preferred Securities...................................        63

         Except for the parts of our 2000 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

                                     PART I


         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission that are not statements of historical fact may include forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and nonbanking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-K should therefore not place undue reliance on forward-looking statements.

Item 1.  Business

General. First Banks, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. We were incorporated in Missouri in 1978 and our corporate headquarters are located in St. Louis, Missouri. Our principal function is to assist in the management of our banking subsidiaries.

         At December 31, 2000, we had $5.88 billion in total assets, $4.75 billion in total loans, net of unearned discount, $5.01 billion in total deposits and $352.8 million in total stockholders' equity. We operate through three subsidiary banks, two subsidiary bank holding companies, and through our subsidiary leasing company, as follows:

    First Bank, headquartered in St. Louis County, Missouri;
    First Capital Group, Inc., or FCG, headquartered in Albuquerque, New Mexico; First Banks America, Inc., or FBA, headquartered in St. Louis County,
          Missouri,  and its wholly owned subsidiaries:
              First  Bank &  Trust,   or  FB&T,  headquartered in San Francisco,
                California;  and
              The  San  Francisco  Company,  or  SFC,   headquartered   in   San
                Francisco,  California, and its wholly owned subsidiary:
                  Bank of San Francisco, or BSF, headquartered in San Francisco, California.

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 92.86% of FBA at December 31, 2000.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

         The following table summarizes selected data about our subsidiaries at December 31, 2000:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
                             Name                          locations     assets           discount        deposits
                             ----                          ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

     First Bank......................................         86      $ 3,152,885        2,694,004        2,729,489
     FCG (1).........................................          1              153               --               --
     FBA:
         FB&T........................................         52        2,516,993        1,943,013        2,168,742
         SFC:
              BSF....................................          1          216,552          115,615          137,727

     ------------------------------
     (1) FCG was purchased on February 29, 2000. As of December 31, 2000, there were approximately $124.1 million of commercial leases. The commercial leases are recorded as assets of our subsidiary banks.

         As described under "MD&A - Financial Condition and Average Balances" in our 2000 Annual Report, on October 19, 2000, First Preferred Capital Trust II, or First Preferred II, our newly formed Delaware statutory business trust subsidiary, issued 2,300,000 shares of 10.24% cumulative trust preferred securities for $57.5 million. In addition, First Preferred II issued 71,135 shares of common securities to us for $1.8 million. Similar to the preferred securities issued in February 1997 by First Preferred Capital Trust, our initial Delaware statutory business trust subsidiary, First Preferred II's preferred securities are publicly held and listed on the Nasdaq Stock Market's National Market system. The preferred securities have no voting rights except in certain limited circumstances.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management, policies and the election of our directors.

         At December 31, 2000, we, Mr. Dierberg and an affiliate of Mr. Dierberg owned 18.87%, 0.20% and 4.43%, respectively, of the outstanding shares of common stock of Southside Bancshares Corporation, or Southside, located in St. Louis, Missouri.

         Further discussion of our business operations and our policies is set forth in the MD&A section of our 2000 Annual Report.

Acquisitions. Prior to 1994, our acquisitions were concentrated within the market areas of eastern Missouri and central and southern Illinois. The premiums required to successfully pursue acquisitions escalated sharply in 1993, reducing the economic viability of many potential acquisitions in that area. Recognizing this, we began to expand the geographic area in which we approached acquisition candidates. While we were successful in making acquisitions in Chicago and northern Illinois, it became apparent to us that acquisition pricing, in Chicago and other areas being considered, was comparable to that of the eastern Missouri and central and southern Illinois acquisition area. As a result, while we continued to pursue acquisitions within these areas, we turned much of our attention to institutions that could be acquired at more attractive prices that were within major metropolitan areas outside of these market areas. This led to our acquisition of a bank in Texas in 1994 that had offices in Dallas and Houston, Texas, and numerous acquisitions of financial institutions that had offices in Los Angeles, Orange County, Santa Barbara, San Francisco, San Jose and Sacramento, California during the five years ended December 31, 2000. In addition, on February 29, 2000, we acquired certain assets and assumed certain liabilities of FCG, our commercial leasing subsidiary that is headquartered in Albuquerque, New Mexico.

         For the three years ended December 31, 2000, we completed ten acquisitions and two branch office purchases. These transactions provided us with total assets of $1.21 billion and 25 banking locations. For a description of these acquisitions, see "MD&A - Acquisitions" and Note 2 to the Consolidated Financial Statements of our 2000 Annual Report.

Market Area. As of December 31, 2000, our subsidiary banks' 139 banking offices were located throughout eastern Missouri and in Illinois, Texas and California. Our primary market area is the St. Louis, Missouri metropolitan area. Our second and third largest market areas are central and southern Illinois and southern and northern California, respectively. We also have locations in the Houston, Dallas, Irving and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area. In addition, FCG, our leasing subsidiary, operates from its headquarters in Albuquerque, New Mexico.

         The following table lists the market areas in which our subsidiary banks operate, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2000:

                                                                             Total         Deposits       Number
                                                                           deposits     as a percentage     of
                               Geographic area                           (in millions) of total deposits locations
                               ---------------                            ------------ ----------------- ---------

     St. Louis, Missouri metropolitan area (1)..........................   $ 1,050.0          21.0%        29
     Regional Missouri (1)..............................................       400.6           8.0         15
     Central and southern Illinois (1)..................................       878.6          17.5         39
     Northern Illinois (1)..............................................       376.8           7.5          3
     Texas (2)..........................................................       271.4           5.4          6
     Southern California (2)............................................       922.2          18.4         26
     Northern California (2) (3)........................................     1,112.8          22.2         21
                                                                           ---------         -----      -----
         Total deposits.................................................   $ 5,012.4         100.0%       139
                                                                           =========         =====      =====

   ------------------------
   (1) First Bank operates in the St. Louis metropolitan area, in regional Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
   (2) FB&T operates in the Houston, Dallas, Irving and McKinney metropolitan areas; in the greater Los Angeles metropolitan area, including Ventura
       County  and  Orange  County,   California;   in  Santa  Barbara   County,
       California; and in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas.
   (3) BSF operates in the greater San Francisco metropolitan area.

Competition and Branch Banking. The activities in which our subsidiary banks engage are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         In addition to competing with other banks within their primary service areas, our subsidiary banks also compete with other financial intermediaries, such as thrifts, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over us in providing some services.

         The trend in Missouri, Illinois, Texas and California has been for multi-bank holding companies to acquire independent banks and thrifts in communities throughout these states. We believe we will continue to face competition in the acquisition of such banks and thrifts from bank holding companies based in those states and from bank holding companies based in other states under interstate banking laws. Many of the financial institutions with which we compete are larger than us and have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks situated in Missouri, Illinois, Texas and California are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our subsidiary banks' service areas.

Supervision and Regulation

General. We are extensively regulated under federal and state laws designed primarily to protect depositors and customers of our subsidiary banks. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all of such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on our subsidiary banks and us in the future.

         We are a registered bank holding company under the BHC Act and, as such, we are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the FRB. We are required to file annual reports with the FRB and to provide to the FRB additional information as it may require.

         First Bank is chartered by the State of Missouri and is subject to supervision, regulation and examination by the State of Missouri Division of Finance. FB&T and BSF are chartered by the State of California and are subject to supervision, regulation and examination by the California Department of Financial Institutions. Our subsidiary banks are also regulated and examined by the Federal Deposit Insurance Corporation, or the FDIC, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of our subsidiaries have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if its subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         We are also subject to capital requirements applied on a consolidated basis which are substantially similar to those required of our subsidiary banks (briefly summarized below). The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of our subsidiary banks. These include, but are not limited to, the FRB's source of strength policy, which obligates a bank holding company to provide financial and managerial strength to our subsidiary banks; restrictions on the nature and size of certain transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by our subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

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

         Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital, or Tier I capital, must be composed of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets. The remainder, or Tier 2 capital, may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves.

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier 1 capital to our average assets less goodwill and certain other intangible assets, referred to as the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.

         The FDIC has established capital requirements for banks under its jurisdiction that are consistent with those imposed by the FRB on bank holding companies. Information regarding our capital levels and our subsidiary banks' capital levels under the federal capital requirements is contained in Note 19 to the Consolidated Financial Statements incorporated herein by reference.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by our subsidiary banks. The ability of our subsidiary banks to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The amount of dividends our subsidiary banks may pay to us is also limited by our credit agreement with a group of unaffiliated financial institutions. Additional information concerning limitations on the ability of our subsidiary banks to pay dividends appears in Note 20 to the Consolidated Financial Statements incorporated herein by reference.

Customer Protection. Our subsidiary banks are also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. Our subsidiary banks are required to comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The activities of bank holding companies have historically been limited to the business of banking and activities "closely related" or "incidental" to banking. The enactment of the Gramm-Leach-Bliley Act in 1999 has relaxed the previous limitations and permits some bank holding companies to engage in a broader range of financial activities. Bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. In addition to lending, activities that will be deemed "financial in nature" include securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities and other activities which the FRB determines to be closely related to banking. A bank holding company may become a financial holding company only if each of its subsidiary banks is well capitalized and well managed and has a rating of satisfactory or higher under CRA. A bank holding company that ceases to be in compliance with those requirements may be required to stop engaging in specified activities.

         The Gramm-Leach-Bliley Act also permits banks to own subsidiaries that engage in a somewhat broader range of financial activities than was previously permitted, including some insurance activities. In order to take advantage of any new powers, a bank must satisfy standards governing capital adequacy and is also required to have satisfactory examination ratings of its management and CRA compliance, among other factors. The powers available to bank subsidiaries are not as broad as those available to qualifying financial holding companies.

         Under the Gramm-Leach-Bliley Act, the FRB has supervisory authority over each parent financial holding company and limited authority over its subsidiaries. The determination of which federal regulatory agency is given primary authority over a subsidiary of a financial holding company will depend on the types of activities conducted by the subsidiary. In that regard, broker-dealer subsidiaries will be regulated primarily by securities regulators and insurance subsidiaries will primarily be regulated by insurance authorities.

         The Gramm-Leach-Bliley Act also will impose significant new regulatory requirements regarding the privacy of customer information when implementing regulations become effective in July 2001. Each bank and other provider of financial services will be required to protect the security and confidentiality of nonpublic information about its customers, to adopt a privacy policy regarding its practices for sharing information about customers, and, for consumer accounts, to disclose its privacy policy when an account relationship is established and at least annually thereafter. Unless an exemption from the requirements in the Act is available for a particular type of disclosure, a bank or other financial company must provide an opportunity for the consumer to "opt out" of disclosure of information to third parties, and third parties with whom information is shared will be subject to restrictions on their use of shared information. The Act will also prohibit the disclosure to unaffiliated third parties of account numbers and other specified information for use in telemarketing, direct mail and electronic mail marketing.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, or FHLBs, before borrowing from the Federal Reserve Bank.

         Certain of our subsidiary banks are members of the Federal Reserve System and the Federal Home Loan Bank System and are required to hold investments in regional banks within those systems. Our subsidiary banks were in compliance with these requirements at December 31, 2000, with investments of $10.3 million in stock of the FHLB of Des Moines held by First Bank, $2.0 million and $767,000 in stock of the FHLB of San Francisco held by FB&T and BSF, respectively, $1.5 million in stock of the FHLB of Dallas held by FB&T; $4.9 million in stock of the Federal Reserve Bank of St. Louis held by First Bank, and $328,000 in stock of the Federal Reserve Bank of San Francisco held by FB&T.

Monetary Policy and Economic Control. The commercial banking business is affected not only by legislation, regulatory policies and general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, the availability of credit at the "discount window," open market operations, the imposition of changes in reserve requirements against deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings and on the future business and earnings of our subsidiary banks cannot be predicted.

Employees

         As of March 20, 2001, we employed approximately 1,985 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         We own our office building which houses our principal place of business, which is located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 138 offices and facilities, 85 are located in buildings that we own and 53 are located in buildings that we lease.

         We consider the properties at which we do business to be in good condition, suitable for our business conducted at each location. To the extent our properties or those acquired in connection with our acquisition of other entities provide space in excess of that effectively utilized in the operations of our subsidiary banks, we seek to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by our subsidiary banks appears in Note 6 to our Consolidated Financial Statements incorporated herein by reference.

Item 3.  Legal Proceedings

         There are various claims and pending actions against our subsidiaries and us in the ordinary course of business. It is our opinion, in consultation with legal counsel, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information. There is no established public trading market for our common stock. Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and members of his immediate family, own all of our voting stock.

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from our subsidiary banks, which are also subject to regulatory requirements. See Note 20 to the Consolidated Financial Statements incorporated herein by reference.

Item 6. Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of our 2000 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 30 of our 2000 Annual Report under the caption "MD&A."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is incorporated herein by reference from page 13 of our 2000 Annual Report under the caption "MD&A - Interest Rate Risk Management."

Item 8.  Financial Statements and Supplementary Data

         Our consolidated financial statements are incorporated herein by reference from pages 32 through 60 of our 2000 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Our Supplementary Financial Information is incorporated herein by reference from page 31 of our 2000 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

         Our Board of Directors, consisting of four members, is identified in the following table. Each of our directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------


James F. Dierberg               63      1979      Chairman of the Board of Directors and Chief  Executive  Officer  of
                                                  First Banks,  Inc. since 1988;  President of First Banks,  Inc. from
                                                  1979 to 1992 and from 1994 to October  1999;  Chairman of the  Board of  Directors,  President and Chief  Executive Officer of FBA  since
                                                  1994;  Trustee of First  Preferred Capital  Trust and First  America
                                                  Capital Trust since 1997 and 1998, respectively.

Allen H. Blake                  58      1988      President of First Banks,  Inc. since October 1999;  Executive  Vice
                                                  President  and Chief  Financial  Officer of First Banks,  Inc.  from
                                                  1996 to September  1999;  Chief  Operating  Officer of First  Banks,
                                                  Inc. since 1998;  Senior Vice President and Chief Financial  Officer
                                                  of First Banks,  Inc. from 1992 to 1996;  Secretary of First  Banks,
                                                  Inc.  since  1988;  Director,   Executive  Vice  President,    Chief
                                                  Operating  Officer and Secretary of FBA since 1998; Chief  Financial
                                                  Officer of FBA from 1994 to September 1999;  Director,  Senior  Vice
                                                  President and Secretary of FBA from 1994 to 1998;  Trustee of  First
                                                  Preferred  Capital  Trust,  First  America  Capital Trust and  First
                                                  Preferred  Capital Trust II since  1997,  1998 and  September  2000, respectively.


David L. Steward (1)            49      2000      Chairman of the Board of Directors,  President and  Chief  Executive
                                                  Officer  of  World  Wide  Technology,  Inc.; Chairman of  the  Board
                                                  of Directors of Telcobuy.com (an affiliate of World Wide Technology,
                                                  Inc.); Director of the 21st Century Workforce,  Civic Progress,  the
                                                  St. Louis   Regional  Commerce  and  Growth  Association,   Missouri
                                                  Technology  Corporation,  Webster  University,  BJC  Health  System,
                                                  Union Memorial Outreach Center, St.Louis Science Center,  the United
                                                  Way of Greater St. Louis,  Greater  St.  Louis  Area  Council -  Boy
                                                  Scouts of  America,  INROADS and New Cornerstone.

Douglas H. Yaeger (1)           52      2000      Chairman of the Board of Directors,  President and  Chief  Executive
                                                  Officer of Laclede Gas Company  since  1999;  President  of  Laclede
                                                  Gas Company  since 1997;  Director and Chief  Operating  Officer  of
                                                  Laclede Gas Company from 1997 to 1999;  Executive  Vice  President -
                                                  Operations  and Marketing of Laclede Gas  Company from 1995 to 1997;
                                                  Director   of   Southern   Gas   Association,   the   American   Gas
                                                  Association,   the   American  Gas  Cooling   Center,   the  Central
                                                  Institute for  the Deaf, the St. Louis  Regional  Chamber and Growth
                                                  Association,  the  St. Louis Science Center, Civic Progress, Greater
                                                  St. Louis Area  Council - Boy Scouts of America,  the  United Way of
                                                  Greater  St.  Louis,  Junior  Achievement,   The  Municipal  Theatre
                                                  Association of St. Louis and Webster University.

-----------------------
(1)      Member of the Audit Committee.

Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 20, 2001 were as follows:

                                            Current First Banks                     Principal Occupation(s)
          Name                Age              Office(s) Held                       During Last Five Years
          ----                ---              --------------                       ----------------------

James F. Dierberg              63   Chairman  of the Board of  Directors  See  Item  10 -  "Directors and  Executive
                                    and Chief Executive Officer.          Officers  of  the  Registrant  -  Board of
                                                                          Directors."

Allen H. Blake                 58   President,  Chief Operating  Officer  See  Item 10 -  "Directors  and  Executive
                                    and Secretary.                        Officers  of the  Registrant  -  Board  of
                                                                          Directors."

Donald W. Williams             53   Senior  Executive Vice President and  Mr.  Williams has been employed in various
                                    Chief  Credit   Officer;   Director,  executive  capacities  with  First  Banks,
                                    Executive  Vice  President and Chief  Inc. since 1993.
                                    Credit  Officer of FBA;  Chairman of
                                    the  Board of  Directors,  President
                                    and  Chief   Executive   Officer  of
                                    First  Bank;  Chairman  of the Board
                                    of   Directors   of  First   Capital
                                    Group, Inc.

Michael F. Hickey              43   Executive  Vice  President and Chief  Executive   Vice   President   and   Chief
                                    Information  Officer;   Director  of  Information  Officer of First Banks,  Inc.
                                    First  Bank;   President   of  First  since  November  1999;  Director  of First
                                    Services, L.P.                        Bank since  November  1999;  President  of
                                                                          First Services L.P. since  November  1999;
                                                                          Vice  President - Senior Group  Manager of
                                                                          Information  Systems, Mercantile Bank, St.
                                                                          Louis,  Missouri  from  1996  to  November
                                                                          1999;   Group   Manager   of   Information
                                                                          Systems,  Mercantile  Bank,  from  1992 to
                                                                          1996.


Terrance M. McCarthy           46   Executive Vice President;  Executive  Mr.  McCarthy has been employed in various
                                    Vice  President of FBA;  Chairman of  executive  capacities  with  First  Banks, the  Board of  Directors,  President  Inc. since 1995.
                                    and Chief Executive Officer of FB&T.

Michael F. McWhortor           46   Executive  Vice  President - Banking  Executive   Vice   President   -   Banking
                                    Support.                              Support  since  March  2000;  Senior  Vice
                                                                          President  and  Manager  of  the  Business
                                                                          Intelligence  Group of Firstar Bank,  N.A.
                                                                          in  St.  Louis,  Missouri  from  September
                                                                          1999 to March 2000;  Senior Vice President
                                                                          and   Manager   of  Retail   Banking   and
                                                                          Consumer     Products    of     Mercantile
                                                                          Bancorporation,  Inc.  from  1998 to 1999;
                                                                          Vice  President  and  Manager of  Customer
                                                                          Information   Management   of   Mercantile
                                                                          Bancorporation,  Inc.  from  1997 to 1998;
                                                                          Vice  President  and  Regional  Manager of
                                                                          the Western  Region  Credit Card  Division
                                                                          of Bank  One  Corp.  in  Phoenix,  Arizona
                                                                          from  1996 to 1997;  and  Chief  Financial
                                                                          Officer of the Western  Region Credit Card
                                                                          Division  of Bank One  Corp.  from 1995 to
                                                                          1996.






Frank H. Sanfilippo            38   Executive  Vice  President and Chief  Executive   Vice   President   and   Chief
                                    Financial  Officer;  Executive  Vice  Financial  Officer  of First  Banks,  Inc.
                                    President   and   Chief    Financial  and FBA since  September  1999;  Director,
                                    Officer of FBA; Director,  Executive  Executive Vice President,  Chief Financial
                                    Vice   President  and  Secretary  of  Officer,  Secretary and Treasurer of First
                                    First   Bank;   Trustee   of   First  Bank  since  September  1999;  Trustee  of
                                    Preferred Capital Trust II.           First  Preferred  Capital  Trust  II since
                                                                          September 2000;  Senior Vice President and
                                                                          Director  of   Management   Accounting  of
                                                                          Mercantile   Bancorporation,   Inc.,   St.
                                                                          Louis,  Missouri,  from 1998 to  September
                                                                          1999;  Vice President and Chief  Financial
                                                                          Officer  -  Mercantile   Bank   Operations
                                                                          Division,   from   1996  to   1997;   Vice
                                                                          President  and  Assistant  Comptroller  of
                                                                          Mercantile Bank N.A. from 1994 to 1996.

Mark T. Turkcan                45   Executive  Vice President - Mortgage  Mr.  Turkcan has been  employed in various
                                    Banking;   Director  and   Executive  executive   capacities  with  First  Banks
                                    Vice President of First Bank.         since 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, none of our directors, executive officers or shareholders, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, has failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2000.

Item 11.  Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 2000, 1999 and 1998:

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------

                                                                                                      All Other
         Name and Principal Position(s)                     Year          Salary        Bonus     Compensation (1)
         ------------------------------                     ----          ------        -----     ----------------

James F. Dierberg                                           2000        $  560,000       90,000         5,250
Chairman of the Board of Directors                          1999           543,000       20,000         5,000
and Chief Executive Officer                                 1998           536,000            0         5,000

Allen H. Blake                                              2000           282,900       45,000         6,150
President and                                               1999           204,800       20,000         5,000
Chief Operating Officer                                     1998           157,300       40,000         5,000

Donald W. Williams                                          2000           241,250       40,000         6,450
Senior Executive Vice President                             1999           208,750       36,600         5,000
and Chief Credit Officer                                    1998           181,900       40,000         5,000

Frank H. Sanfilippo                                         2000           139,200       83,500         3,700
Executive Vice President                                    1999            35,800            0             0
and Chief Financial Officer                                 1998                 0            0             0

Terrance M. McCarthy                                        2000           180,000       25,000         6,650
Executive Vice President;                                   1999           147,500       20,000         4,950
Chairman of the Board of Directors,                         1998           121,600       27,000         4,450
President and Chief Executive Officer
of FB&T and BSF

-----------------------
(1) All other compensation reported includes matching contributions to our 401(k) Plan for the year indicated and ownership interests granted in units of Star Lane Trust, our unit investment trust that was created on January 21, 2000.

Employment Agreement. Messr. Williams is a party to an employment agreement with First Bank and us. The term of his contract is one year, and it is automatically renewable for additional one-year periods. As part of the annual renewal process, the base salary payable under the employment agreement is reviewed and may be adjusted at the discretion of our Board of Directors. The base salary paid to Messr. Williams pursuant to his employment agreement is set forth in the salary column of the Summary Compensation Table.

         Messr. Williams' employment contract provides for a bonus of up to twenty percent (20%) of his annual base salary, with the exact percentage to be determined by our Chairman of the Board if Messr. Williams meets the criteria set by First Bank and us at the beginning of each contract year. The annual bonus is payable within ninety (90) days after the close of the year to which it relates. In addition, Messr. Williams is entitled to participate in our 401(k) Plan, our health insurance plan and in other additional benefit plans that we may adopt for our employees.

         Under the terms of his employment contract, if Mr. Williams is terminated for a reason other than retirement, death, "disability" or for "cause," as those terms are defined in the employment agreement, or is terminated due to a change in our control, Mr. Williams will be entitled to receive two years' base salary. Should Mr. Williams voluntarily terminate his employment with First Bank and us, he would be entitled to receive the balance of his base salary for that year or a minimum of six months salary, provided that he would not be permitted to accept a position with any bank or trust company for the duration of that year. Finally, in the event of the death of Mr. Williams, his employment agreement provides that his estate would be entitled to receive compensation that would have been payable to him during the month of his death, and his monthly salary for the twelve-month period following the date of his death.

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently Messrs. Douglas Yaeger and David Steward) receive a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Yaeger and Steward each received $4,000 in director's fees during 2000.

         Our  Executive   officers  who  are  also   directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg and Blake, who are executive officers, are also members of the Board of Directors and executive officers of FBA. FBA does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2000 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         During 2000, 1999 and 1998, Tidal Insurance Limited, or Tidal, a corporation owned indirectly by our Chairman and his adult children, received approximately $212,000, $316,000 and $280,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by our loan customers. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. We believe the premiums paid by our loan customers are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

         During 2000, 1999 and 1998, First Securities America, Inc., or FSA, a trust established and administered by and for the benefit of our Chairman and members of his immediate family, received approximately $235,000, $194,000 and $265,000, respectively, in commissions and insurance premiums for policies purchased by us or by customers of our subsidiary banks from unaffiliated, third-party insurors to which First Banc Insurors placed such policies. The insurance premiums on which the aforementioned commissions were earned were competitively bid and we deem the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by our Chairman and members of his immediate family, received approximately $2.1 million, $2.3 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities and securities and other insurance products to customers of our subsidiary banks.

         First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides data processing services and operational support for our subsidiary banks and us. Fees paid under agreements with First Services, L.P. were $19.3 million, $16.4 million and $12.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, First Services, L.P. paid us $1.8 million, $1.2 million and $799,000, respectively, in rental fees for the use of data processing and other equipment owned by us. The fees paid by us for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 20, 2001, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

                                                                                                             Percent of
                                                                                 Number of                     Total
                          Title of Class                                          Shares        Percent       Voting
                         and Name of Owner                                        Owned        of Class       Power
                         -----------------                                        -----        --------       -----

Common Stock ($250.00 Par value)

     James F. Dierberg II Family Trust (1)....................................  7,714.677(2)     32.605%         *
     Michael J. Dierberg Family Trust (1).....................................  4,255.319(2)     17.985%         *
     Ellen C. Dierberg Family Trust (1).......................................  7,714.676(2)     32.605%         *
     Michael J. Dierberg Irrevocable Trust (1)................................  3,459.358(2)     14.621%         *
     First Trust (Mary W. Dierberg and First Bank, Trustees) (1)..............    516.830(3)      2.184%         *

Class A Convertible Adjustable Rate Preferred Stock ($20.00 par value)
----------------------------------------------------------------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).....................................................    641,082(4)(5)     100%      77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock ($1.50 par value)
-------------------------------------------------------------------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).....................................................    160,505(5)        100%      19.4%

All executive officers and directors
    other than Mr. James F. Dierberg
    and members of his immediate family.......................................          0             0%       0.0%

--------------------
   * Represents less than 1.0%.
(1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec Avenue, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael
     J. Dierberg and Mrs. Ellen D. Schepman, formerly Ms. Ellen C. Dierberg, are their adult children.
(2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over our common stock.
(3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
(4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 2000 is 892, which shares are not included in the above table.
(5)  Sole voting and investment power.

Item 13.  Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in Item 11 - "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

         Our subsidiary banks have had in the past, and may have in the future, loan transactions in the ordinary course of business with our directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not and will not involve more than the normal risk of collectibility or present other unfavorable features. Our subsidiary banks do not extend credit to our officers or to officers of our subsidiary banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our directors and officers and their respective affiliates have deposit accounts with our subsidiary banks. It is the policy of our subsidiary banks not to permit any of their officers or directors or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of our subsidiary banks.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)    1.     Financial  Statements  and  Supplementary  Data  -  The
                         financial statements and supplementary data filed as part of this Report are listed under Item 8.

                  2. Financial Statement Schedules - These schedules are omitted for the reason they are not required or are not applicable.

                  3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item
                         (c) below and are incorporated herein by reference.

           (b)    Reports on Form 8-K.

                         We filed no reports on Form 8-K during the quarter ended December 31, 2000.

           (c) The index of required exhibits is included beginning on page 18 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FIRST BANKS, INC.



                                 By: /s/  James F. Dierberg
                                     ------------------------------------------
                                          James F. Dierberg
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer
                                          (Principal Executive Officer)



                                 By: /s/  Frank H. Sanfilippo
                                     ------------------------------------------
                                          Frank H. Sanfilippo
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                 By: /s/  Lisa K. Vansickle
                                     ------------------------------------------
                                          Lisa K. Vansickle
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)


Date:    March 28, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                            Title            Date
-------------------------------------------------------------------------------


       /s/ James F. Dierberg                    Director        March 28, 2001
       ---------------------------
           James F. Dierberg


       /s/ Allen H. Blake                       Director        March 28, 2001
       ---------------------------
           Allen H. Blake


       /s/ David L. Steward                     Director        March 28, 2001
       ---------------------------
           David L. Steward


       /s/ Douglas H. Yaeger                    Director        March 28, 2001
       ---------------------------
           Douglas H. Yaeger

                                INDEX TO EXHIBITS


  Exhibit
  Number                           Description
  ------                           -----------

    3.1 Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Registration Statement on Form S-1, File No. 33-50576, dated September 15, 1992).

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

    4.3 Agreement as to Expenses and Liabilities (relating to First Preferred Capital Trust I ("First Preferred I") (incorporated herein by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

    4.4 Agreement as to Expenses and Liabilities dated October 19, 2000 (relating to First Preferred Capital Trust II ("First Preferred II") (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

    4.5 Preferred Securities Guarantee Agreement (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(b) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

    4.6 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

    4.7           Indenture (relating to First Preferred I)(incorporated  herein
                  by reference to Exhibit 4(c) to the Company's Report   on Form
                  10-Q for the quarter ended March 31, 1997).

    4.8 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated October 19, 2000 (relating to First Preferred
                  II) (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20,
                  2000).

    4.9 Amended and Restated Trust Agreement (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(d) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

   4.10 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of
                  Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   10.1 Shareholders' Agreement by and among James F. Dierberg, II and Mary W. Dierberg, Trustees under the Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the
                  Company's Registration Statement on Form S-1, File No 33-50576, dated August 6, 1992).

   10.2 Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FiServ CIR, Inc. (incorporated herein by reference to Exhibit
                  10.4 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated August 6, 1992).

   10.3* Employment Agreement by and among the Company, First Bank and Donald W. Williams dated March 22, 1993 (incorporated herein by reference to Exhibit 10(iii)(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   10.4 $120,000,000 Second Amended and Restated Secured Credit Agreement, dated as of August 24, 2000, among First Banks, Inc. and Firstar Bank, N.A., American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank,
                  Wells Fargo Bank Minnesota, N.A., the Frost National Bank, Union Bank of California, N.A., LaSalle Bank National Association and Firstar Bank, N.A., as Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Registration cStatement on Form S-2, File No. 333-46270, dated September 20, 2000).

   10.5 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS Group, Inc., dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   10.6* Service Agreement by and between First Services, L.P. and First Bank dated April 1, 1997 (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.7* Service Agreement by and between First Services, L.P. and First Bank & Trust dated April 1, 1997 (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   10.8*          Management Services Agreement by and between First Banks, Inc.
                  and Redwood Bank, dated June 1, 1999 (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

   13.1 The Company's 2000 Annual Report to Shareholders filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for purposes of the Securities Exchange Act of 1934 - filed herewith.

   21.1           Subsidiaries of the Company - filed herewith.

-------------------------
* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                   EXHIBIT 13.1



                                FIRST BANKS, INC.

                               2000 ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                             PAGE

LETTER TO SHAREHOLDERS..............................................................................           1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA......................................................           2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS......................................................................           3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED......................................................          31

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS....................................................................          32

     CONSOLIDATED STATEMENTS OF INCOME..............................................................          34

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           AND COMPREHENSIVE  INCOME................................................................          35

     CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................          36

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................          37

INDEPENDENT AUDITORS' REPORT........................................................................          60

DIRECTORS AND SENIOR MANAGEMENT.....................................................................          61

INVESTOR INFORMATION................................................................................          63



                             LETTER TO SHAREHOLDERS

To Our Valued Investors, Customers and Friends:

One of the tenets of our longevity has been our sound financial condition and operating results. Total assets increased over $1.01 billion during 2000, a 20.7% increase over the prior year. Net income reached a record $56.1 million, which was 27.0% higher than 1999 net income of $44.2 million. First Banks' practice continues to be one of not paying dividends on its common stock, so net income is retained and supports future growth. First Banks' equity is now over $352.8 million. Our asset quality remains outstanding, given the nature of our loan portfolio. While nonperforming loans were 1.12% of total loans at December 31, 2000, net loan charge-offs during the year represented only 17 basis points of average loans. Our allowance for loan losses covered 153.47% of our nonperforming loans at the end of the year.

Our new tag line, "BANK FIRST. BE FIRST." reflects our dedication to serving our customers and our communities. With the continued rapid consolidation in the banking industry, consistent, high-quality service is becoming more difficult to find. But at family-owned First Banks, we have been providing this level of service since 1910 and will continue to do so in the future. We believe in knowing our customers well and doing what it takes for you to meet your financial objectives. We know that if you succeed, we succeed.

At nearly $6 billion in assets, we are the largest family owned bank in America. This financial strength allows us to invest in technology and business lines to serve many customer needs. Development of our Internet technology continues to be one of our main priorities and enhanced functionality will be available to our customers this year. During 2000, our acquisition activities resulted in several new or complementary business lines including commercial equipment leasing, international letters of credit and import/export inventory financing, bankruptcy trustee deposit processing, institutional money management, stock option and non real estate escrow services. These additional services supplement our existing array of commercial lending and deposit product offerings. We listen to our customers and will pursue opportunities to acquire or develop internally the products you need to BE FIRST.

Our primary strategic objective remains progressive and profitable growth through the continued development of our existing franchise, augmented by the acquisition of other financial institutions. In 2000, our growth was primarily driven by acquisitions. Total loans grew $755.9 million or 18.9% to $4.75 billion. While internal growth accounted for 7-8% of this growth, the rest came from our acquisitions of Lippo Bank, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, all headquartered in San Francisco, California. We also acquired Bank of Ventura, in Ventura, California and certain assets and liabilities of First Capital Group, Inc. in Albuquerque, New Mexico.

To give our customers greater convenience as well as to achieve better utilization of our marketing and business development resources, we consolidated our California and Texas bank charters into one on October 31, 2000 and named the charter, First Bank & Trust.

I am very proud of the progress First Banks has achieved and look forward to the future with confidence. We have over 2,000 employees and over 140 locations in five states to serve our customers. Our staff is trained to give our customers outstanding personal service, diversified product offerings and the necessary flexibility to meet your changing financial needs.

In closing, I would like to express my sincere appreciation to our employees, customers and investors for your hard work and confidence in the Company. Your support enabled First Banks, Inc. to have an outstanding year!

Sincerely,




/s/James F. Dierberg
--------------------
   Chairman of the Board and Chief Executive Officer

               SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA (1)

         The selected consolidated financial data set forth below, insofar as they relate to the five years ended December 31, 2000, are derived from our consolidated financial statements, which have been audited by KPMG LLP. This information is qualified by reference to our consolidated financial statements included herein. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of or for the year ended December 31, (1)
                                                        -----------------------------------------------------------
                                                            2000         1999        1998        1997        1996
                                                            ----         ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................  $  422,826     353,082     327,860      295,101     266,021
    Interest expense..................................     187,679     158,701     162,179      148,831     141,670
                                                        ----------    --------    --------    ---------   ---------
    Net interest income...............................     235,147     194,381     165,681      146,270     124,351
    Provision for loan losses.........................      14,127      13,073       9,000       11,300      11,494
                                                        ----------    --------    --------    ---------   ---------
    Net interest income after provision
      for loan losses.................................     221,020     181,308     156,681      134,970     112,857
    Noninterest income................................      42,778      41,650      36,497       25,697      20,721
    Noninterest expense...............................     171,163     150,807     138,704      110,287     105,741
                                                        ----------    --------    --------    ---------   ---------
    Income before provision for income taxes and
      minority interest in income of subsidiaries.....      92,635      72,151      54,474       50,380      27,837
    Provision for income taxes........................      34,482      26,313      19,693       16,083       6,960
                                                        ----------    --------    --------    ---------   ---------
    Income before minority interest in income
      of subsidiaries.................................      58,153      45,838      34,781       34,297      20,877
    Minority interest in income of subsidiaries.......      (2,046)     (1,660)     (1,271)      (1,270)       (659)
                                                        ----------    --------    --------    ---------   ---------
    Net income........................................  $   56,107      44,178      33,510       33,027      20,218
                                                        ==========    ========    ========    =========   =========
Dividends:
    Preferred stock...................................  $      786         786         786        5,067       5,728
    Common stock......................................          --          --          --           --          --
    Ratio of total dividends declared to net income...        1.40%       1.78%       2.35%       15.34%      28.33%
Per Share Data:
    Earnings per common share:
      Basic...........................................  $  ,338.04    1,833.91    1,383.04     1,181.69      612.46
      Diluted.........................................    2,267.41    1,775.47    1,337.09     1,134.28      596.83
    Weighted average common stock outstanding.........      23,661      23,661      23,661       23,661      23,661
Balance Sheet Data:
    Investment securities.............................  $  563,534     451,647     534,796      795,530     552,801
    Loans, net of unearned discount...................   4,752,265   3,996,324   3,580,105    3,002,200   2,767,969
    Total assets......................................   5,876,691   4,867,747   4,554,810    4,165,014   3,689,154
    Total deposits....................................   5,012,415   4,251,814   3,939,985    3,684,595   3,238,567
    Notes payable.....................................      83,000      64,000      50,048       55,144      76,330
    Guaranteed preferred beneficial interests in
      First Banks, Inc. and First Banks America, Inc.
      subordinated debentures.........................     182,849     127,611     127,443       83,183          --
    Common stockholders' equity.......................     339,783     281,842     250,300      218,474     184,439
    Total stockholders' equity........................     352,846     294,905     263,363      231,537     251,389
Earnings Ratios:
    Return on average total assets....................        1.09%       0.95%       0.78%        0.87%       0.57%
    Return on average total stockholders' equity......       17.43       15.79       13.64        12.91        8.43
    Efficiency ratio (2)..............................       61.59       63.89       68.60        64.13       72.89
    Net interest margin...............................        4.93        4.52        4.19         4.09        3.79
Asset Quality Ratios:
    Allowance for loan losses to loans................        1.72        1.72        1.70         1.68        1.69
    Nonperforming loans to loans (3)..................        1.12        0.99        1.22         0.80        1.09
    Allowance for loan losses to
     nonperforming loans (3)..........................      153.47      172.66      140.04       209.88      154.55
    Nonperforming assets to loans and
      other real estate (4)...........................        1.17        1.05        1.32         1.04        1.47
    Net loan charge-offs to average loans.............        0.17        0.22        0.05         0.27        0.72
Capital Ratios:
    Average total stockholders' equity
      to average total assets.........................        6.25        6.00        5.73         6.70        6.79
    Total risk-based capital ratio....................       10.21       10.05       10.28        10.26        9.23
    Leverage ratio....................................        7.45        7.14        7.77         6.80        5.99

    ------------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of 11 banks and five branch offices during the five-year period ended December 31, 2000. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(4)  Nonperforming assets consist of nonperforming loans and other real estate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. We currently operate banking subsidiaries in California, Illinois, Missouri and Texas. At December 31, 2000, we had total assets of $5.88 billion, loans, net of unearned discount, of $4.75 billion, total deposits of $5.01 billion and total stockholders' equity of $352.8 million.
         We operate through three subsidiary banks, two subsidiary bank holding companies, and through our subsidiary leasing company, as follows:

    First Bank, headquartered in St. Louis County, Missouri;
    First Capital Group, Inc., or FCG, headquartered in Albuquerque, New Mexico; First Banks America, Inc, or FBA, headquartered in St. Louis County,
      Missouri,  and its  wholly  owned  subsidiaries:
            First Bank & Trust, or FB&T, headquartered in San Francisco, California;
               The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary:
                  Bank of San Francisco, or BSF, headquartered in San Francisco, California.

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 92.86% of FBA at December 31, 2000. On October 31, 2000, our former wholly owned subsidiary bank, First Bank & Trust, was acquired by FBA through an exchange of 6,530,769 shares of FBA common stock for all of the issued and outstanding shares of common stock of First Bank & Trust that we held. As a result of this transaction, our ownership percentage of FBA's issued and outstanding voting stock increased from 84.42% to approximately 92.82%.
         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.
         The following table summarizes selected data about our subsidiaries at December 31, 2000:

                                                                                        Loans, net of
                                                           Number of      Total           unearned          Total
                             Name                          locations     assets           discount        deposits
                             ----                          ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

     First Bank......................................         86      $ 3,152,885        2,694,004        2,729,489
     FCG (1).........................................          1              153               --               --
     FBA:
         FB&T........................................         52        2,516,993        1,943,013        2,168,742
         SFC:
              BSF....................................          1          216,552          115,615          137,727

     ------------------------------------
     (1) FCG was purchased on February 29, 2000. As of December 31, 2000, there were approximately $124.1 million of commercial leases. The commercial leases are recorded as assets of our subsidiary banks.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management, policies and the election of our directors.
         As more fully described in Note 9 to our accompanying consolidated financial statements, in February 1997, our initial financing subsidiary, First Preferred Capital Trust, issued $86.25 million of 9.25% trust preferred securities. In addition, in July 1998, FBA's financing subsidiary, First America Capital Trust, issued $46.0 million of 8.50% trust preferred securities. On October 19, 2000, our second financing subsidiary, First Preferred Capital Trust II, issued $57.5 million of 10.24% trust preferred securities. Each of these financing subsidiaries operates as a Delaware statutory business trust. The trust preferred securities issued by our financing subsidiaries are publicly held and traded in the Nasdaq National Market. The trust preferred securities issued by FBA's financing subsidiary are publicly held and traded on the New York Stock Exchange. These trust preferred securities have no voting rights except in certain limited circumstances. We pay distributions on these trust preferred securities quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

General

         In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock, the advantages of tax-free exchanges to the selling shareholders, and the financial reporting flexibility inherent in structuring stock transactions. Consequently, our acquisition activities appear somewhat sporadic because we consummate multiple transactions in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
         Recognizing these facts, we follow certain patterns in our acquisitions. First, we typically acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality problems, and we seek to address the risks of this approach through pricing and other means. This diminishes their attractiveness to other potential acquirers, and therefore reduces the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions are not economically viable in extremely competitive acquisition markets.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS CONTINUED)

         During the five years ended December 31, 2000, we have primarily concentrated our acquisitions in California, completing 11 acquisitions of banks and five purchases of branch offices, which provided us with an aggregate of $1.41 billion in total assets and 32 banking locations as of the dates of acquisition. In addition, on February 29, 2000, we completed our purchase of certain assets and liabilities of First Capital Group, Inc., a multi-state commercial leasing business headquartered in Albuquerque, New Mexico. These acquisitions have allowed us to significantly expand our presence throughout the state of California, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services. Management continues to meld the acquired entities into our operations, systems and culture. Some of the acquired institutions exhibited elements of financial distress prior to their acquisitions, which contributed to marginal earnings performance. Generally, these elements were the result of asset quality problems and/or high noninterest expenses.
         Following our acquisitions, various tasks are necessary to effectively integrate the acquired entities into our business systems and culture. While the activities required are specifically dependent upon the individual circumstances surrounding each acquisition, during the five years ended December 31, 2000, the majority of our efforts have been concentrated in various areas including, but not limited to:

        >> improving asset quality, which was primarily associate with the acquisitions completed in 1996, 1997 and 1998;

        >>  reducing unnecessary and/or excessive expenses;

        >>  maintaining,  repairing  and,  in  some  cases,  refurbishing   bank
            premises necessitated by the deferral of such projects by the acquired entities;

        >> renegotiating long-term leases which provide space in excess of that necessary for banking activities and/or rates in excess of current market rates, or subleasing excess space to third parties;

        >> relocating branch offices which are not adequate, conducive or convenient for banking operations; and

        >> managing lawsuits that existed with respect to acquired entities to minimize the overall costs of negotiation, settlement or litigation.

         The post-acquisition process also required the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We invested significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment contributed to the increases in noninterest expense during the five years ended December 31, 2000, and resulted in the creation of new banking entities, which conveyed a more consistent image and quality of service. The new banking entities provide a broad array of banking products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their overall profile to improve future profitability.
         In conjunction with our acquisition strategy, we were also building the infrastructure necessary to accomplish our objectives for internal growth. This process, which began in 1993, required significant increases in the resources dedicated to commercial and retail business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs and administrative and operational support. In addition, during 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. Although these efforts have primarily led to increased capital expenditures and noninterest expenses in the short-term, we anticipate they will lead to more effective internal growth, more efficient operations and improved profitability over the long term.
         Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in our portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs, and, in two instances, sales of loans. As a result, the portfolio of one-to-four family residential real estate loans, after reaching a maximum of $1.20 billion at December 31, 1995, was reduced over the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

past four years from $1.06 billion at December 31, 1996 to $726.5 million at December 31, 2000. Similarly, our portfolio of consumer and installment loans, net of unearned discount, decreased 47.7% from $333.3 million at December 31, 1996 to $174.3 million at December 31, 2000.
         As these components of our loan portfolio decreased, we replaced them with more diversified and higher yielding loans that were internally generated by our business development function. With our acquisitions, we expanded our business development function into the new market areas in which we were then operating. Consequently, in spite of relatively large reductions in acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased from $2.77 billion at December 31, 1996 to $3.00 billion, $3.58 billion, $4.00 billion and $4.75 billion at December 31, 1997, 1998, 1999 and 2000, respectively.
         Our expanded level of commercial lending carries with it greater credit risk which, although managed through loan policies and procedures, underwriting and credit administration, must be recognized through adequate allowances for loan losses. We associate the increased level of commercial lending activities with the increase of $13.4 million in nonperforming loans as of December 31, 2000, compared to December 31, 1999. However, this increase primarily results from a small number of credit relationships that were placed on nonaccrual during the year ended December 31, 2000, reflecting problems that are specific to these relationships.
         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The majority of our recent deposit development programs have been directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers by cross-selling to them through packaging various account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. At December 31, 1996, total time deposits were $1.81 billion, or 55.9% of total deposits. Although time deposits have continued to increase to $2.31 billion at December 31, 2000, this represented only 46.0% of total deposits.
         The simultaneous growth by acquisition of financial institutions and the building of the infrastructure necessary to achieve significant internal growth has adversely impacted our operating results. However, despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income during 2000 and 1999. For the years ended December 31, 2000 and 1999, net income was $56.1 million and $44.2 million, respectively, compared with $33.5 million, $33.0 million and $20.2 million in 1998, 1997 and 1996, respectively. While we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. As such, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for growth through acquisitions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Acquisitions

         To enhance our banking franchise, we emphasize acquiring other financial institutions as a means of accelerating our growth, in order to significantly expand our presence in a given market, to increase the extent of our market area or to enter new or noncontiguous market areas. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. We have utilized cash, borrowings, FBA's voting stock and the issuance of additional securities to meet our growth objectives under our acquisition program.
         During the three years ended December 31, 2000, we completed nine acquisitions of banks and two branch office purchases. As demonstrated below, our acquisitions during the three years ended December 31, 2000 have primarily served to increase our presence in markets that we originally entered into during 1995. These transactions, as more fully described in Note 2 to our accompanying consolidated financial statements, are summarized as follows:

                                                                                                             Number
                                                                     Loans, net of                             of
                                                            Total      unearned    Investment                banking
             Entity                       Date             assets      discount    securities    Deposits   locations
             ------                       ----             ------      --------    ----------    --------   ---------
                                                                   (dollars expressed in thousands)

2000
----

   The San Francisco Company
   San Francisco, California        December 31, 2000     $183,800       115,700       38,300      137,700       1

   Millennium Bank
   San Francisco, California (1)    December 29, 2000      117,000        81,700       21,100      104,200       2

   Commercial Bank of San Francisco
   San Francisco, California (1)    October 31, 2000       155,600        97,700       45,500      109,400       1

   Bank of Ventura
   Ventura, California (2)           August 31, 2000        63,800        39,400       15,500       57,300       1

   First Capital Group, Inc.
   Albuquerque, New Mexico          February 29, 2000       64,600        64,600           --           --       1

   Lippo Bank
   San Francisco, California (3)    February 29, 2000       85,300        40,900       37,400       76,400       3
                                                          --------      --------     --------     --------    ----
                                                          $670,100       440,000      157,800      485,000       9
                                                          ========      ========     ========     ========    ====

1999
----

   Brentwood Bank of California
   Malibu, California
      branch office (4)            September 17, 1999     $ 23,600         6,300           --       17,300       1

   Century Bank
   Beverly Hills, California (2)     August 31, 1999       156,000        94,800       26,100      132,000       6

   Redwood Bancorp
   San Francisco, California (5)      March 4, 1999        183,900       134,400       34,400      162,900       4
                                                          --------      --------     --------     --------    ----
                                                          $363,500       235,500       60,500      312,200      11
                                                          ========      ========     ========     ========    ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                                             Number
                                                                     Loans, net of                             of
                                                            Total      unearned    Investment                banking
             Entity                       Date             assets      discount    securities    Deposits   locations
             ------                       ----             ------      --------    ----------    --------   ---------
                                                                   (dollars expressed in thousands)
1998
----

   Republic Bank
   Torrance, California (2)        September 15, 1998     $124,100        97,900        7,500      117,200       3

   Bank of America
   Solvang, California
   branch office (4)                 March 19, 1998         15,500            --           --       15,500       1

   Pacific Bay Bank
   San Pablo, California (3)        February 2, 1998        38,300        29,700          232       35,200       1
                                                          --------      --------      -------     --------    ----
                                                          $177,900       127,600        7,732      167,900       5
                                                          ========      ========      =======     ========    ====

-------------------------
(1) Millennium Bank and Commercial Bank of San Francisco were merged into our existing subsidiary bank, FB&T.
(2) Bank of Ventura, Century Bank and Republic Bank were merged into our former subsidiary, First Bank & Trust. On October 31, 2000, First Bank & Trust and two of our former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, our other wholly owned subsidiary bank, which was renamed FB&T.
(3) Lippo Bank and Pacific Bay Bank were merged with and into our former subsidiary bank, First Bank of California.
(4) The Malibu branch office of Brentwood Bank of California and the Solvang branch office of Bank of America were acquired by the former First Bank & Trust through a purchase of certain assets and assumption of deposit liabilities of the branch office. Total assets consist primarily of cash received upon assumption of the deposit liabilities and selected loans.
(5) Redwood Bancorp was merged with and into its wholly owned subsidiary, the former Redwood Bank.

         We funded these acquisitions from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under our $120.0 million revolving credit line with a group of unaffiliated banks and the proceeds of the issuance of trust preferred securities by our financing subsidiaries.

Financial Condition and Average Balances

         Our average total assets were $5.15 billion for the year ended December 31, 2000, compared to $4.66 billion and $4.29 billion for the years ended December 31, 1999 and 1998, respectively. We attribute the increase of $491.5 million in total average assets for 2000 primarily to our acquisitions completed during 2000, which provided total assets of $670.1 million, and internal loan growth resulting from the continued expansion and development of our business development staff. The acquisitions of Millennium Bank and The San Francisco Company were completed on December 29, 2000 and December 31, 2000, respectively, and therefore did not have a significant impact on our average total assets for the year ended December 31, 2000. These acquisitions alone provided $300.8 million, or 61.2%, of the assets we acquired in 2000. Similarly, we attribute the increase of $377.6 million in total average assets for 1999 primarily to:

     >> our acquisitions of Redwood Bancorp and Century Bank, which provided total assets of $183.9 million and $156.0 million, respectively;

     >> our purchase of the deposit accounts of the Malibu, California banking location of Brentwood Bank of California;

     >>   internal loan growth; and

     >> the issuance of trust preferred securities in July 1998 by FBA's financing subsidiary, First America Capital Trust.

         The increase in assets for 2000 was primarily funded by an increase in total average deposits of $412.0 million to $4.48 billion for the year ended December 31, 2000, a decrease in average investment securities of $22.5 million to $431.9 million for the year ended December 31, 2000, and an increase of $18.7 million in average short-term borrowings to $106.1 million for the year ended December 31, 2000. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

were temporarily invested in federal funds sold, resulting in an increase in average federal funds sold of $15.0 million to $64.5 million for the year ended December 31, 2000. Similarly, we funded the increase in assets for 1999 by an increase in total average deposits of $283.3 million to $4.06 billion for the year ended December 31, 1999, an increase in average short-term borrowings of $26.2 million and a decrease in average investment securities of $221.3 million during 1999.
         Loans, net of unearned discount, averaged $4.29 billion, $3.81 billion and $3.25 billion for the years ended December 31, 2000, 1999 and 1998, respectively. As summarized under "--Acquisitions," the acquisitions we completed during 1999 and 2000 provided loans, net of unearned discount, of $235.5 million and $440.0 million, respectively. In addition to the growth provided by these acquisitions, for 2000, $360.4 million of net loan growth was provided by corporate banking business development, consisting of increases of $192.9 million of commercial, financial and agricultural loans and $175.9 million of commercial real estate loans, offset by a decrease of $8.4 million of real estate construction and land development loans. These overall increases were partially offset by continuing reductions in consumer and installment loans, net of unearned discount, which consist primarily of indirect automobile loans, of $64.6 million. While residential real estate loans have continued to decline throughout the past three years, these loans increased slightly in 2000 by $20.1 million, primarily as a result of significant volume experienced during the fourth quarter associated with refinancing activity. These changes result from the focus we have placed on our business development efforts and the portfolio repositioning which we began in 1995. This repositioning provided for substantially all of our conforming residential mortgage loan production to be sold in the secondary mortgage market and the origination of indirect automobile loans to be substantially reduced.
         Investment securities averaged $431.9 million, $454.4 million and $675.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, reflecting decreases of $22.5 million and $221.3 million for the years ended December 31, 2000 and 1999, respectively. We attribute these decreases primarily to the liquidation of certain acquired investment securities and to sales of investment securities available for sale necessary to provide an additional source of funds for our loan growth. The investment securities that we obtained in conjunction with our acquisitions during 1999 and 2000 and that we retained in our portfolio partially offset the decreases.
         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $4.48 billion, $4.06 billion and $3.78 billion for the years ended December 31, 2000, 1999 and 1998, respectively. We credit the increases primarily to our acquisitions completed during the respective periods and the expansion of our deposit product and service offerings available to our customer base. The overall increase was partially offset by the divestiture of certain branches in 1999 and 2000, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million and $8.8 million, respectively.
         During July 1998, First America Capital Trust issued $46.0 million of 8.50% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $44.0 million and were used to reduce borrowings, to support possible repurchases of our common stock from time to time and for general corporate purposes. We temporarily invested the remaining proceeds in interest-bearing deposits and subsequently used them to fund our acquisition of Redwood Bancorp completed in March 1999. Distributions payable on the trust preferred securities were $3.9 million, $4.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are recorded as noninterest expense in our accompanying consolidated financial statements.
         During October 2000, First Preferred Capital Trust II issued $57.5 million of 10.24% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $55.1 million and were used to reduce borrowings. Distributions payable on the trust preferred securities were $1.2 million for the year ended December 31, 2000 and are recorded as noninterest expense in our accompanying consolidated financial statements.
         Stockholders' equity averaged $321.9 million, $279.8 million and $245.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. We associate the increase for 2000 primarily to net income of $56.1 million and a $3.7 million increase in accumulated other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities. The increase was partially offset by FBA's stock repurchases during 2000 and dividends paid on our Class A and Class B preferred stock. We associate the increase for 1999 primarily to net income of $44.2 million and a reduction of the deferred tax asset valuation reserve of $811,000 relating to the utilization of tax net operating losses incurred by certain subsidiary banks prior to completing quasi-reorganizations. The increase was partially offset by a $9.4 million reduction in other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities, FBA's stock repurchases during 1999 and dividends paid on our Class A and Class B preferred stock.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                   Years Ended December 31,
                                        ------------------------------------------------------------------------------------
                                                     2000                          1999                       1998
                                        -----------------------------    ------------------------    -----------------------
                                                   Interest                        Interest                   Interest
                                         Average    income/  Yield/      Average    income/ Yield/  Average   income/ Yield/
                                         balance    expense   rate       balance    expense  rate   balance   expense  rate
                                                             (dollars expressed in thousands)
                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable........................ $4,281,290   389,687    9.10%   $3,805,351  322,703   8.48% $3,243,183  283,661  8.75%
       Tax-exempt (4).................      9,668       992   10.26         7,157      775  10.83       7,536      794 10.54
    Investment securities:
       Taxable........................    412,932    27,331    6.62       435,189   26,206   6.02     657,385   39,898  6.07
       Tax-exempt (4).................     18,996     1,478    7.78        19,247    1,442   7.49      18,318    1,515  8.27
    Federal funds sold................     64,465     4,004    6.21        49,464    2,617   5.29      46,509    2,630  5.65
    Other.............................      3,033       198    6.53         1,878      115   6.12       2,853      170  5.96
                                       ----------   -------            ----------  -------         ----------  -------
         Total interest-
          earning assets..............  4,790,384   423,690    8.84     4,318,286  353,858   8.19   3,975,784  328,668  8.27
                                                    -------                        -------                     -------
Nonearning assets.....................    364,333                         344,942                     309,811
                                       ----------                      ----------                  ----------
         Total assets................. $5,154,717                      $4,663,228                  $4,285,595
                                       ==========                      ==========                  ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing
        demand deposits............... $  421,986     5,909    1.40%   $  391,892    5,098   1.30% $  357,463    5,135  1.44%
       Savings deposits...............  1,279,378    51,656    4.04     1,220,425   44,101   3.61   1,076,524   42,591  3.96
       Time deposits (3)..............  2,139,305   120,257    5.62     1,899,218  101,653   5.35   1,882,329  108,019  5.74
                                        ---------   -------            ----------  -------         ----------  -------
         Total interest-
           bearing deposits...........  3,840,669   177,822    4.63     3,511,535  150,852   4.30   3,316,316  155,745  4.70
    Short-term borrowings (3).........    106,123     5,881    5.54        87,374    4,220   4.83      61,178    2,959  4.84
    Notes payable and other...........     51,897     3,976    7.66        56,376    3,629   6.44      50,718    3,475  6.85
                                       ----------   -------            ----------  -------         ----------  -------
         Total interest-
           bearing liabilities........  3,998,689   187,679    4.69     3,655,285  158,701   4.34   3,428,212  162,179  4.73
                                                    -------                        -------                     -------

Noninterest-bearing liabilities:
    Demand deposits...................    634,886                         552,029                     463,939
    Other liabilities.................    199,215                         176,102                     147,849
                                       ----------                      ----------                  ----------
         Total liabilities............  4,832,790                       4,383,416                   4,040,000
Stockholders' equity..................    321,927                         279,812                     245,595
                                       ----------                      ----------                  ----------
         Total liabilities and
          stockholders' equity........ $5,154,717                      $4,663,228                  $4,285,595
                                       ==========                      ==========                  ==========
Net interest income...................              236,011                        195,157                     166,489
                                                    =======                        =======                     =======
Interest rate spread..................                         4.15                          3.85                       3.54
Net interest margin...................                         4.93%                         4.52%                      4.19%
                                                              =====                         =====                      =====

--------------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $864,000, $776,000 and $808,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                         Increase (decrease) attributable to change in:
                                               ------------------------------------------------------------------
                                                  December 31, 2000 compared         December 31, 1999 compared
                                                     to December 31, 1999               to December 31, 1998
                                               -------------------------------     ------------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                                 (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2) (3)
       Taxable...........................    $ 42,273      24,711      66,984     48,009      (8,967)     39,042
       Tax-exempt (4)....................         260         (43)        217        (41)         22         (19)
    Investment securities:
       Taxable...........................      (1,389)      2,514       1,125    (13,366)       (326)    (13,692)
       Tax-exempt (4)....................         (19)         55          36         74        (147)        (73)
    Federal funds sold...................         881         506       1,387        161        (174)        (13)
    Other................................          75           8          83        (59)          4         (55)
                                             --------      ------      ------    -------     -------     -------
           Total interest income.........      42,081      27,751      69,832     34,778      (9,588)     25,190
                                             --------      ------      ------    -------     -------     -------
Interest paid on:
    Interest-bearing demand deposits.....         405         406         811        480        (517)        (37)
    Savings deposits.....................       2,180       5,375       7,555      5,445      (3,935)      1,510
    Time deposits (3) ...................      13,296       5,308      18,604        970      (7,336)     (6,366)
    Short-term borrowings (3)............         986         675       1,661      1,267          (6)      1,261
    Notes payable and other..............        (304)        651         347        371        (217)        154
                                             --------      ------      ------    -------     -------     -------
           Total interest expense........      16,563      12,415      28,978      8,533     (12,011)     (3,478)
                                             --------      ------      ------    -------     -------     -------
           Net interest income...........    $ 25,518      15,336      40,854     26,245       2,423      28,668
                                             ========      ======      ======    =======     =======     =======

-----------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Includes the effect of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net Interest Income

         The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) improved to $236.0 million, or 4.93% of average interest-earning assets, for the year ended December 31, 2000, from $195.2 million, or 4.52% of interest-earning assets, and $166.5 million, or 4.19% of interest-earning assets, for the years ended December 31, 1999 and 1998, respectively. We credit the improved net interest income primarily to the net interest-earning assets provided by our acquisitions, internal loan growth and increases in the prime lending rate which resulted in increased yields on interest-earning assets. During 2000, the cost of interest-bearing liabilities increased with prevailing interest rates. However, since this increase was less dramatic than the increase in earnings on interest-earning assets, it contributed to an improvement in net interest margins.
         Average total loans, net of unearned discount, increased by $480.0 million to $4.29 billion for the year ended December 31, 2000, from $3.81 billion and $3.25 billion for the years ended December 31, 1999 and 1998, respectively. During the period from June 30, 1999 through December 31, 2000, the Board of Governors of the Federal Reserve System increased the discount rate several times, resulting in six increases in the prime rate of interest from 7.75% to 9.50%, respectively. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period.
         The yield on our loan portfolio increased to 9.10% for the year ended December 31, 2000, from 8.48% for the year ended December 31, 1999, principally as the result of an increase in prevailing interest rates. However, the improved yield on our loan portfolio was partially offset by the expense associated with our interest rate swap agreements that we entered into in conjunction with our risk management program. Although our net interest margin has continued to improve over the last three years, the yield on our loan portfolio declined to 8.48% for the year ended December 31, 1999, in comparison to 8.75% for the year

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

ended December 31, 1998. This reduction primarily resulted from the overall decline in prevailing interest rates that occurred during the fourth quarter of 1998. In addition, increased competition within our market areas led to reduced lending rates. The effect of the reduced yield on our loan portfolio was partially mitigated in 1999 by the earnings impact of our interest rate swap agreements as well as:

     >> the reduction of First Bank's deposit base associated with the divested branches, which was primarily concentrated in certificates of deposit; and

     >> a decrease in the cost of interest-bearing liabilities to 4.34% from 4.73% for the years ended December 31, 1999 and 1998, respectively.

         For the years ended December 31, 2000, 1999 and 1998, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 4.63%, 4.30% and 4.70%, respectively. The increase for 2000 reflects increased rates that we paid to provide a funding source for continued loan growth, whereas the decrease for 1999 primarily reflects our ongoing realignment of the deposit portfolio and the reduction of First Bank's deposit base. The reduced rates paid on our deposit portfolio in 1999 were partially offset by increased expense associated with our interest rate swap agreements. As further discussed under "--Interest Rate Risk," for 1999 and 1998, the increased expense associated with our derivative financial instruments resulted from the liquidation of a portion of the underlying interest-bearing liabilities. This reduction in interest-bearing liabilities, primarily associated with our branch divestitures, resulted in the recognition of a portion of the related deferred losses on our previously terminated interest rate swap agreements.
         The aggregate weighted average rate on the amounts outstanding under our revolving credit line increased to 7.66% for the year ended December 31, 2000, from 6.44% and 6.85% for the years ended December 31, 1999 and 1998, respectively, reflecting an increase in market interest rates. Amounts outstanding under our $120.0 million revolving line of credit with a group of unaffiliated banks bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, the revolving credit line represents a relatively high-cost funding source, so that increased advances under the revolving credit line have the effect of increasing our weighted average rate of non-deposit liabilities.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. The nature of the loan and deposit markets within which such institution operates, and its objectives for business development within those markets at any point in time influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the direction and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control of the exposure of the institution to changes in interest rates.
         We manage our interest rate risk by:

     >>  maintaining an Asset Liability Committee,  or ALCO, responsible to  our
         Board  of  Directors,  to  review   the  overall  interest   rate  risk
         management activity and approve actions taken to reduce risk;

     >> maintaining an effective simulation model to determine our exposure to changes in interest rates;

     >> coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and

     >> employing various off-balance-sheet financial instruments, including derivatives, to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact that changes in interest rates may have on our net interest income.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our Chairman, Chief Executive Officer and President as well as the senior executives of investments, credit, banking support and finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
         In interest sensitivity management, we strive to optimize earnings results, while managing interest rate risk within internal policy constraints. Regarding rate sensitivity, our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we calculate our net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. We are "asset-sensitive," and our simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, a decline in interest rates of 100 basis points indicates a projected pre-tax loss of approximately 5.2% of net interest income, and a decline in interest rates of 200 basis points indicates a pre-tax projected loss of approximately 7.1% of net interest income, based on assets and liabilities at December 31, 2000.
         We utilize off-balance-sheet derivative financial instruments to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. We limit the use of such derivative financial instruments to reducing our interest rate exposure. As more fully described in Note 12 to our consolidated financial statements, the derivative financial instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                                                   December 31,
                                                             ------------------------------------------------------
                                                                        2000                         1999
                                                             --------------------------  --------------------------
                                                               Notional        Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
       adjustable rate, receive fixed rate.................  $ 1,105,000       4,207        455,000          3,349
     Interest rate swap agreements - pay
       adjustable rate, receive adjustable rate............           --          --        500,000             --
     Interest rate floor agreements........................       35,000           6         35,000             13
     Interest rate cap agreements..........................      450,000       3,753         10,000             26
     Forward commitments to sell
       mortgage-backed securities..........................       32,000          --         33,000             --
                                                             ===========       =====        =======          =====

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through the use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         Previously, we utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with our assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated due to a change in the composition of our balance sheet. The change in the composition of our balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million and $3.7 million for the years ended December 31, 1999 and 1998, respectively. The deferred losses on terminated swap agreements were amortized over the remaining lives of the agreements, unless the underlying liabilities were repaid, in which case the deferred losses were immediately charged to operations. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         During 1998, we entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $4.1 million at December 31, 2000 and 1999, and the amounts payable by us under the swap agreements were $744,000 and $770,000 at December 31, 2000 and 1999, respectively.
         During May 1999, we entered into $500.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for us to receive an adjustable rate of interest equivalent to the daily weighted average 30-day London Interbank Offering Rate and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for us to pay and receive interest on a monthly basis. In January 2000, we determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements resulting in a cost of $150,000.
         During September 1999, we entered into $175.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $119,000 at December 31, 2000 and 1999 and the amounts payable by us under the swap agreements were $165,000 and $141,000 at December 31, 2000 and 1999, respectively.
         During September 2000, we entered into $600.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $1.2 million at December 31, 2000. In conjunction with these interest rate swap agreements, we also entered into $450.0 million notional amount of interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the three-month London Interbank Offering Rate, should such rate exceed the predetermined interest rate of 7.50%. At December 31, 2000, the unamortized costs associated with the interest rate cap agreements were $3.8 million, and were included in other assets.
         During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive fixed rates of interest ranging from 6.6% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on either a semi-annual basis or an annual basis. The amount receivable by us under the swap agreements was $1.0 million at December 31, 2000 and the amount payable by us under the swap agreements was $119,000 at December 31, 2000.
         We also utilize interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 2000 and 1999, the unamortized costs of these agreements were $6,000 and $32,000, respectively, and were included in other assets.
         During 2000 and 1998, we realized net interest expense on our derivative financial instruments of $4.7 million and $4.0 million, respectively, in comparison to net interest income of $430,000 that we realized on our derivative financial instruments in 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         As more fully described in Note 1 to our accompanying consolidated financial statements, in the event of early termination of the interest rate swap agreements, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related asset. If, however, the amount of the underlying asset is repaid, then the fair value gains or losses on the interest rate swap agreements are recognized immediately in our consolidated statements of income.
         As further discussed under "--Mortgage Banking Activities," derivative financial instruments that we issue consist solely of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.
         In addition to the simulation model, we also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2000, adjusted to account for anticipated prepayments:

                                                                Over three   Over six
                                                     Three        through     through    Over one
                                                    months          six       twelve      through    Over five
                                                    or less       months      months    five years     years       Total
                                                    -------       ------      ------    ----------     -----       -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
    Loans (1)..................................   $3,021,904     411,886     585,481      715,661      17,333    4,752,265
    Investment securities......................      201,079      29,041      33,151      242,969      57,294      563,534
    Federal funds sold.........................       26,800          --          --           --          --       26,800
    Interest-bearing deposits with other
      financial institutions...................        4,005          --          --           --          --        4,005
                                                  ----------    --------    --------    ---------    --------    ---------
        Total interest-earning assets..........    3,253,788     440,927     618,632      958,630      74,627    5,346,604
    Effect of interest rate swap agreements....   (1,105,000)         --     200,000      880,000      25,000           --
                                                  ----------    --------    --------    ---------    --------    ---------
        Total interest-earning assets
           after the effect of interest
           rate swap agreements................   $2,148,788     440,927     818,632    1,838,630      99,627    5,346,604
                                                  ==========    ========    ========    =========    ========    =========
Interest-bearing liabilities:
    Interest-bearing demand accounts...........   $  165,814     103,074      67,222       49,296      62,740      448,146
    Savings accounts...........................      258,749      52,586      45,074       63,855     150,246      570,510
    Money market demand accounts...............      877,388          --          --           --          --      877,388
    Time deposits..............................      499,229     449,177     692,428      641,728      25,558    2,308,120
    Other borrowed funds.......................      130,025          --      83,000       10,544          --      223,569
                                                  ----------    --------    --------     --------    --------    ---------
        Total interest-bearing liabilities.....    1,931,205     604,837     887,724      765,423     238,544    4,427,733
    Effect of interest rate swap agreements....       50,000          --     (25,000)          --     (25,000)          --
                                                  ----------    --------    --------    ---------    --------    ---------
        Total interest-bearing liabilities
           after the effect of interest
           rate swap agreements................   $1,981,205     604,837     862,724      765,423     213,544    4,427,733
                                                  ==========    ========    ========    =========    ========    =========
Interest sensitivity gap:
    Periodic...................................   $  167,583    (163,910)    (44,092)   1,073,207    (113,917)     918,871
                                                                                                                 =========

    Cumulative.................................      167,583       3,673     (40,419)   1,032,788     918,871
                                                  ==========    ========    ========    =========    ========
Ratio of interest-sensitive assets to
    interest-sensitive liabilities:
      Periodic.................................         1.08        0.73        0.95         2.40        0.47         1.21
                                                                                                                 =========
      Cumulative...............................         1.08        1.00        0.99         1.25        1.21
                                                  ==========    ========    ========    =========    ========

-----------------------
(1) Loans are presented net of unearned discount.

         Management made certain assumptions in preparing the table above. These assumptions included:

    >> loans will repay at projected repayment speeds;

    >> mortgage-backed securities, included in investment securities, will repay at projected repayment speeds;

    >> interest-bearing demand accounts and savings accounts are interest-sensitive at rates ranging from 11% to 37% and 12% to 40%, respectively, of the remaining balance for each period presented; and

    >> fixed maturity deposits will not be withdrawn prior to maturity.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.
         At December 31, 2000, our liability-sensitive position on a cumulative basis through the twelve-month time horizon was $40.4 million, or 0.69% of total assets, in comparison to our asset-sensitive position on a cumulative basis through the twelve-month time horizon of $76.1 million, or 1.56% of total assets at December 31, 1999. The liability sensitive position is attributable to the composition of our loan and investment security portfolios as compared to our deposit base. We attribute the change for 2000 to the interest rate swap agreements entered into in June 1998, September 1998, September 1999 and September 2000.
         The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of our assets and liabilities and changes in interest rates. For this reason, we place greater emphasis on a simulation model for monitoring our interest rate risk exposure.

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. Generally, we sell our production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed-rate residential mortgage loans. We sell other loans, including adjustable-rate and nonconforming residential mortgage loans, on a servicing released basis.
         For the three years ended December 31, 2000, 1999 and 1998, we originated and purchased loans for resale totaling $532.2 million, $452.9 million  and $628.5  million  and sold loans  totaling  $413.2  million,  $507.1 million and $521.0 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $957.2 million, $957.1 million and $923.0 million at December 31, 2000, 1999 and 1998, respectively.
         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $7.8 million, $6.9 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects: (1) adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values; and (2) adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. We credit the increases for 2000 and 1999 to the continued expansion of our mortgage banking activities into the California and Texas markets and the related additional volume of nonconforming loans prominent in those markets.
         The interest income on loans held for sale was $3.5 million for the year ended December 31, 2000 in comparison to $4.9 million and $6.8 million for the years ended December 31, 1999 and 1998, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $47.0 million, $79.1 million and $102.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 7.45%, 6.19% and 6.62% for the years ended December 31, 2000, 1999 and 1998, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 4.69%, 4.34% and 4.73% for the years ended December 31, 2000, 1999 and 1998, respectively.
         We report mortgage loan servicing fees net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees, net, were $486,000, $657,000 and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. We attribute the decrease in loan servicing fees for 2000 and 1999 to increased amortization of mortgage servicing rights, reduced late charge fees and our strategy of selling the new production of adjustable-rate and nonconforming residential mortgage loans on a servicing released basis. In addition, mortgage-backed security expense increased by $333,000 to $1.2 million from $867,000 for the years ended December 31, 1999 and 1998, respectively, reflecting the increased level of serviced loans sold into the secondary market in the form of securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         As described under "--Interest Rate Risk Management," our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2000, 1999 and 1998, we had $37.6 million, $31.5 million and $103.1 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $32.0 million, $33.0 million and $95.0 million, respectively, were hedged through the use of such forward commitments.

Comparison of Results of Operations for 2000 and 1999

         Net Income. Net income was $56.1 million for the year ended December 31, 2000, compared to $44.2 million for 1999. The earnings progress for 2000 was primarily driven by increased net interest income generated from our acquisitions completed throughout 1999 and 2000; the continued growth and diversification in the composition of our loan portfolio; and increased yields on interest-earning assets. We funded the overall loan growth primarily through deposits added through acquisitions and internal deposit growth. Net interest income (expressed on a tax-equivalent basis) improved to $236.0 million, or 4.93% of average interest-earning assets, from $195.2 million, or 4.52% of average interest-earning assets, for the years ended December 31, 2000 and 1999, respectively.
        The increase in net income was partially offset by an increased provision for loan losses and an increase in operating expenses of $20.4 million for the year ended December 31, 2000, in comparison to 1999. The increased operating expenses reflect the operating expenses of our 1999 and 2000 acquisitions subsequent to their respective acquisition dates; increased
salaries  and  employee  benefit  expenses;   increased  data  processing  fees;
increased amortization of intangibles associated with the purchase of subsidiaries and increased guaranteed preferred debentures expense. A reduction in legal, examination and professional fees partially offset the increase in operating expenses.

Provision for Loan Losses. The provision for loan losses was $14.1 million and $13.1 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase in the provision for loan losses primarily to the overall growth in the loan portfolio, both internal and through acquisitions, as well as a general increase in risk associated with the continued changing composition of our loan portfolio and an increase in nonperforming assets, which is further discussed under "--Loans and Allowance for Loan Losses." Loan charge-offs were $17.1 million for the year ended December 31, 2000, in comparison to $17.7 million for the year ended December 31, 1999. Included in charge-offs for the year ended December 31, 2000 was $1.6 million relating to a single loan. The overall decrease in loan charge-offs, excluding the large single-loan charge-off, is indicative of the generally strong economic conditions prevalent in our markets, as well as management's continued efforts to effectively monitor and manage our loan portfolio. Loan recoveries were $9.8 million for the year ended December 31, 2000, in comparison to $9.3 million for 1999, reflecting continued aggressive collection efforts. Our acquisitions during 1999 and 2000 provided $3.0 million and $6.1 million, respectively, in additional allowance for loan losses at their respective acquisition dates.
         The following table represents a summary of loan loss experience and nonperforming assets for First Bank and FB&T (including BSF, which will be merged with FB&T) for the years ended December 31, 2000 and 1999:

                                                                               First Bank                 FB&T
                                                                            ----------------       -----------------
                                                                            2000        1999       2000         1999
                                                                            ----        ----       ----         ----
                                                                                (dollars expressed in thousands)


    Total loans.......................................................   $2,694,005  2,527,649    2,058,628  1,469,093
    Total assets......................................................    3,152,885  3,028,046    2,733,545  1,854,827
    Provision for loan losses.........................................       12,250      8,890        1,877      4,183
    Net loan charge-offs..............................................        7,007      6,494          201      1,946
    Net loan charge-offs as a percentage of average loans.............         0.26%      0.26%        0.01%      0.15%
    Nonperforming loans...............................................       38,161     23,493       15,005     16,244
    Nonperforming assets..............................................       39,954     25,233       15,699     16,633


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2000 and 1999:

                                                                                 December 31,        Increase (Decrease)
                                                                              -----------------      -------------------
                                                                              2000         1999        Amount       %
                                                                              ----         ----        ------       -
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees....   $  19,794     17,676      2,118      11.98%
        Credit card fees.................................................         236        409       (173)    (42.30)
        Loan servicing fees, net.........................................         486        657       (171)    (26.03)
        Gain on mortgage loans sold and held for sale....................       7,806      6,909        897      12.98
        Net gain on sales of available-for-sale securities...............         168        791       (623)    (78.76)
        Net loss on trading securities...................................          --       (303)       303    (100.00)
        Gain on sales of branches, net of expenses.......................       1,355      4,406     (3,051)    (69.25)
        Other............................................................      12,933     11,105      1,828      16.46
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  42,778     41,650      1,128       2.71
                                                                            =========   ========    =======    =======

     Noninterest expense:
        Salaries and employee benefits...................................  $  73,391     61,524     11,867      19.29%
        Occupancy, net of rental income..................................     14,675     12,518      2,157      17.23
        Furniture and equipment..........................................     11,702      8,520      3,182      37.35
        Postage, printing and supplies...................................      4,431      4,244        187       4.41
        Data processing fees.............................................     22,359     18,567      3,792      20.42
        Legal, examination and professional fees.........................      4,523      9,109     (4,586)    (50.35)
        Communications...................................................      2,625      2,488        137       5.51
        Advertising and business development.............................      4,331      3,734        597      15.99
        Guaranteed preferred debentures..................................     13,173     12,050      1,123       9.32
        Other............................................................     19,953     18,053      1,900      10.52
                                                                           ---------   --------    -------
             Total noninterest expense...................................  $ 171,163    150,807     20,356      13.50
                                                                           =========   ========    =======    =======

         Noninterest Income. Noninterest income was $42.8 million for the year ended December 31, 2000, compared to $41.7 million for 1999. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.
         Service charges on deposit accounts and customer service fees increased to $19.8 million for 2000, from $17.7 million for 1999. We attribute the increase in service charges and customer service fees to:

    >>  increased deposit balances provided by internal growth;

    >>  our acquisitions completed throughout 1999 and 2000;

    >> additional products and services available and utilized by our expanding base of retail and commercial customers;

    >> increased fee income resulting from revisions of customer service charge rates effective April 1, 1999 and June 30, 2000, and enhanced control of fee waivers; and

    >> increased interchange income associated with automatic teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale increased to $7.8 million from $6.9 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase to an increased volume of loans sold and held for sale, primarily during the fourth quarter of 2000, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The net gain on sales of available-for-sale securities was $168,000 and $791,000 for the years ended December 31, 2000 and 1999, respectively. These gains resulted from sales of available-for-sale securities necessary to facilitate the funding of loan growth. The decrease in the net gains reflects the sales, at a loss, of certain investment securities that did not meet our overall investment objectives.
         The net loss on sales of trading securities was $303,000 for the year ended December 31, 1999 resulted from the termination of our trading division, effective December 31, 1998, and the liquidation of all trading securities during the first quarter of 1999.
         The gain on sales of branches, net of expenses, was $1.4 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively. The reduction in these gains results from a reduced number of branch divestitures. During 2000, we divested one of our branch locations in central Illinois, whereas in 1999, we divested seven branch offices in central and northern Illinois.
         Other income was $12.9 million and $11.1 million for the years ended December 31, 2000 and 1999, respectively. The increase in other income is primarily attributable to increased income earned on our investment in bank-owned life insurance, rental income associated with FCG's leasing activities and increased rental fees received from First Services, L.P. for the use of data processing and other equipment owned by us. The increase in rental fees corresponds to the replacement of our teller system and certain other technological upgrades, including local and wide area network-based systems, core processors and item processing equipment that were replaced in 1999 in preparation for the Year 2000 transition.

         Noninterest Expense. Noninterest expense was $171.2 million for the year ended December 31, 2000, in comparison to $150.8 million for 1999. The increase reflects:

   >> the noninterest expense associated with our acquisitions completed throughout 1999 and 2000 subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions;

   >>    increased salaries and employee benefit expenses;

   >>    increased data processing fees;

   >> increased amortization of intangibles associated with the purchase of subsidiaries;

   >>    increased guaranteed preferred debentures expense; and

   >>    increased expenses associated with our internal restructuring process.

         The overall increase in noninterest expense was partially offset by a decrease in legal, examination and professional fees.
         During 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. The primary objectives of the restructuring process were to:

   >>    redesign  the  corporate   organization  to   provide  clearer lines of
         authority which are more conducive to the effective delivery of services to customers;

   >> enhance our technological strength to enable us to more effectively and efficiently provide the products, services and delivery channels necessary to remain competitive in the financial services industry of the future;

   >>    establish the infrastructure necessary to  better support  our  service
         delivery   and  business  development  efforts,  and  to  provide  more efficient, better quality services to customers;

   >> increase the depth and abilities of all levels of our management and provide supervision to lead its efforts to accomplish our corporate objectives; and

   >> improve internal monitoring systems in order to better assess the progress of all of our areas in achieving our corporate objectives.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Although these efforts have primarily led to increased capital expenditures and noninterest expenses in the short term as further discussed below, we anticipate they will lead to more effective internal growth, more efficient operations and improved profitability over the long term.
         Salaries and employee benefits increased by $11.9 million to $73.4 million from $61.5 million for the years ended December 31, 2000 and 1999, respectively. We primarily associate the increase with our acquisitions completed throughout 1999 and 2000 as well as the additional lines of business that we entered into in 2000, including institutional money management, international banking and fiduciary deposit management for bankruptcy trustees, receivers and other estate administrators. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance executive and senior management expertise, improve technological support and strengthen centralized operational functions.
         Occupancy, net of rental income, and furniture and equipment expense totaled $26.4 million and $21.0 million for the years ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to our acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of our new teller system. Our selective elimination of 16 branch offices by sales, mergers or closures during 1999 and 2000 partially offset this increase.
         Data processing fees were $22.4 million and $18.6 million for the years ended December 31, 2000 and 1999, respectively. As more fully discussed in Note 17 to our accompanying consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides data processing and various related services to our subsidiary banks and us under the terms of data processing agreements. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings and upgrades to technological equipment, networks and communication channels.
         Legal, examination and professional fees were $4.5 million and $9.1 million for the years ended December 31, 2000 and 1999, respectively. The decrease in these fees results from a decline in our utilization of external consultants who provided assistance throughout 1999 associated with the development and expansion of selected business initiatives. The decrease also reflects the settlement of certain litigation completed in 1999.
         Guaranteed preferred debentures expense was $13.2 million and $12.1 million for the years ended December 31, 2000 and 1999, respectively. The increase for 2000 is solely attributable to First Preferred Capital Trust II's issuance of trust preferred securities on October 19, 2000 as further described in Note 9 to our accompanying consolidated financial statements.
         Other expense was $20.0 million and $18.1 million for the years ended December 31, 2000 and 1999, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, amortization of intangibles associated with the purchase of subsidiaries, miscellaneous losses and recoveries, and sales taxes. The overall increase in these expenses primarily reflects:

    >>   continued growth and expansion of our banking franchise;

    >>   increased  amortization of intangibles  associated with the purchase of
         subsidiaries of $900,000,  attributable  solely  to  our   acquisitions
         completed throughout 1999 and 2000;

    >> a $700,000 provision for an estimated loss on equipment underlying leases associated with a previously acquired entity; and

    >> a $200,000 provision for estimated losses associated with certain pending litigation.

         Offsetting the overall increase in other expenses in 2000 were recoveries of $1.8 million from loans of acquired entities that had been fully charged off prior to the acquisition dates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Results of Operations for 1999 and 1998

         Net Income.  Net income was $44.2  million for the year ended  December
31, 1999, compared to $33.5 million for 1998. We associate the improved operating results for 1999 with our efforts to realign the composition of our loan portfolio through further diversification and growth; the improvement in the composition of the interest-earning assets and interest-bearing liabilities; the results of our acquisitions of Century Bank and Redwood Bancorp; and the divestiture of certain branch facilities. Net interest income (expressed on a tax-equivalent basis) improved to $195.2 million, or 4.52% of average interest-earning assets, from $166.5 million, or 4.19% of average interest-earning assets, for 1999 and 1998, respectively.
        An increased provision for loan losses and an increase in operating expenses partially offset the improvement in net income. The increase in operating expense reflects the additional cost of the trust preferred securities issued by FBA in July 1998; the continuing expansion of commercial and retail banking activities; the acquisitions of Century Bank and Redwood Bancorp; increased legal, examination and professional fees; and increased data processing fees primarily associated with Year 2000 activities.

         Provision for Loan Losses. The provision for loan losses was $13.1 million and $9.0 million for the years ended December 31, 1999 and 1998, respectively. We primarily attribute the increase in the provision for loan losses for 1999 to the continued growth and changing composition of our loan portfolio combined with an increase in loans charged-off. Net loan charge-offs were $8.4 million for the year ended December 31, 1999, compared to $1.7 million for 1998. The increase in net loan charge-offs reflects overall growth in our loan portfolio and increased risk associated with the continued change in the composition of our loan portfolio. In addition, nonperforming assets have, in general, increased at December 31, 1999 and 1998, in comparison to previous periods. The allowances for loan losses of Century Bank and Redwood Bancorp at their dates of acquisition added approximately $3.0 million to our consolidated allowance for loan losses.
         The following table represents a summary of loan loss experience and nonperforming assets for First Bank and FB&T for the years ended December 31, 1999 and 1998:

                                                                               First Bank                 FB&T
                                                                            ----------------       -----------------
                                                                            1999        1998       1999         1998
                                                                            ----        ----       -----        ----
                                                                                 (dollars expressed in thousands)

    Total loans........................................................  $2,527,649  2,490,556    1,469,093  1,089,966
    Total assets.......................................................   3,028,046  3,024,600    1,854,827  1,504,311
    Provision for loan losses..........................................       8,890      7,250        4,183      1,750
    Net loan charge-offs...............................................       6,494      1,150        1,946        589
    Net loan charge-offs as a percentage of average loans..............        0.26%      0.05%        0.15%      0.06%
    Nonperforming loans................................................      23,493     18,494       16,244     25,044
    Nonperforming assets...............................................      25,233     21,268       16,633     25,979


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1999 and 1998:

                                                                                December 31,         Increase (Decrease)
                                                                               ---------------       -------------------
                                                                               1999       1998        Amount        %
                                                                               ----       ----        ------       ---
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees....   $  17,676     14,876      2,800      18.82%
        Credit card fees.................................................         409      2,999     (2,590)    (86.36)
        Loan servicing fees, net.........................................         657      1,017       (360)    (35.40)
        Gain on mortgage loans sold and held for sale....................       6,909      5,563      1,346      24.20
        Net gain on sales of available-for-sale securities...............         791      1,466       (675)    (46.04)
        Net (loss) gain on trading securities............................        (303)       607       (910)   (149.92)
        Gain on sales of branches, net of expenses.......................       4,406         --      4,406        --
        Other............................................................      11,105      9,969      1,136      11.40
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  41,650     36,497      5,153      14.12
                                                                            =========   ========    =======    =======

     Noninterest expense:
        Salaries and employee benefits...................................  $  61,524     55,907      5,617      10.05%
        Occupancy, net of rental income..................................     12,518     11,037      1,481      13.42
        Furniture and equipment..........................................      8,520      8,122        398       4.90
        Postage, printing and supplies...................................      4,244      5,230       (986)    (18.85)
        Data processing fees.............................................     18,567     13,917      4,650      33.41
        Legal, examination and professional fees.........................      9,109      5,326      3,783      71.03
        Credit card......................................................        667      3,396     (2,729)    (80.36)
        Communications...................................................      2,488      2,874       (386)    (13.43)
        Advertising and business development.............................      3,734      4,668       (934)    (20.01)
        Guaranteed preferred debentures..................................     12,050      9,842      2,208      22.43
        Other............................................................     17,386     18,385       (999)     (5.43)
                                                                           ---------   --------    -------
             Total noninterest expense...................................  $ 150,807    138,704     12,103       8.73
                                                                           =========   ========    =======    =======

         Noninterest Income. Noninterest income was $41.7 million for the year ended December 31, 1999, compared to $36.5 million for 1998. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues and other income.
         Service charges on deposit accounts and customer service fees increased to $17.7 million for 1999, from $14.9 million for 1998. The increase in service charges and customer service fees is attributable to:

     >>  increased deposit balances provided by internal growth;

     >>  our acquisitions completed throughout 1998 and 1999;

     >>  additional   products  and  services  available  and  utilized  by  our expanding base of retail and commercial customers;

     >> increased fee income resulting from revisions of customer service charge rates effective April 1, 1999, and enhanced control of fee waivers; and

     >> increased interchange income associated with automatic teller machine services and debit and credit cards.

         As described below, this increase was partially offset by the foregone revenue associated with the divestiture of certain branches in 1999, which resulted in a reduction in First Bank's deposit base of approximately $54.8 million.
         Credit card fees declined to $409,000 for 1999, from $3.0 million for 1998. The reduction in credit card fees primarily results from the liquidation of our merchant credit card processing operation effective December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Our mortgage banking revenues consist primarily of loan servicing fees, net, and gain on mortgage loans sold and held for sale. Loan servicing fees, net, decreased to $657,000 from $1.0 million for the years ended December 31, 1999 and 1998, respectively. We attribute the decrease in loan servicing fees to aggregate increases of $698,000 in additional amortization of mortgage servicing rights, interest shortfall and mortgage-backed security expense. This decrease in loan servicing fees was partially offset by an increase in loan servicing fees resulting from the increase in the portfolio of loans serviced for others. The gain on mortgage loans sold and held for sale increased to $6.9 million from $5.6 million for 1999 and 1998, respectively. This increase regarding mortgage loans is attributable to an increased volume of loans sold and held for sale, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.
         The net gain on sales of available-for-sale securities was $791,000 and $1.5 million for the years ended December 31, 1999 and 1998, respectively. These gains resulted from sales of available-for-sale securities necessary to facilitate the funding of loan growth.
         Net loss on sales of trading securities was $303,000 for the year ended December 31, 1999, in comparison to a net gain of $607,000 for 1998. The loss for 1999 resulted from the termination of our trading division, effective December 31, 1998, and the liquidation of all trading portfolio securities.
         The gain on sales of branches, net of expenses, of $4.4 million resulted from the divestiture of seven branches in the central and northern Illinois market areas.
         Other income was $11.1 million and $10.0 million for the years ended December 31, 1999 and 1998, respectively. The primary components of the increase are attributable to increased income earned on our investment in bank-owned life insurance and expanded brokerage and private banking and trust services. The bank-owned life insurance income increased to $3.9 million for 1999, in comparison to $3.1 million for 1998. This increase results from twelve months of earnings on FBA's investment in bank-owned life insurance in 1999, in comparison to nine months of earnings in 1998. In addition, trust services income increased to $1.8 million for 1999 from $1.4 million for 1998 due to the continued expansion of these services, primarily in California.

         Noninterest Expense. Noninterest expense increased to $150.8 million for the year ended December 31, 1999 from $138.7 million for 1998. The increase reflects:

     >>  our acquisitions completed throughout 1998 and 1999;

     >> increased data processing fees primarily associated with our Year 2000 Program;

     >>  increased legal, examination and professional fees; and

     >>  FBA's issuance of the trust preferred securities in July 1998.

         The overall increase in noninterest expense was partially offset by a decline in credit card expenses and a reduction in advertising and business development expenses, postage, printing and supplies expenses and communications expenses. This is consistent with management's efforts to more effectively manage these expenditures.
         Specifically, salaries and employee benefits increased by $5.6 million to $61.5 million from $55.9 million for the years ended December 31, 1999 and 1998, respectively. We associate the increase with the newly-acquired banks and our continued commitment to expanding our commercial, mortgage banking and retail business development capabilities associated with the expansion and delivery of our products and services. The overall increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs.
         Data processing fees were $18.6 million and $13.9 million for 1999 and 1998, respectively. First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides data processing and various related services to us and our subsidiary banks under the terms of data processing agreements. We attribute the increase in data processing fees to growth and technological advancements consistent with our product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch network infrastructure and expenses associated with our Year 2000 Program.
         Legal, examination and professional fees increased by $3.8 million to $9.1 million in 1999, from $5.3 million in 1998. We attribute the increase in these fees to our expanded utilization of external consultants in conjunction with the development and expansion of selected business initiatives. Increased legal expenditures associated with the settlement of certain litigation further contributed to the overall increase.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Credit card expenses declined by $2.7 million to $667,000 from $3.4 million for the years ended December 31, 1999 and 1998, respectively. As previously discussed, this decline primarily results from the liquidation of our merchant credit card processing operation, effective December 31, 1998.
         Guaranteed preferred debentures increased by $2.2 million to $12.1 million from $9.8 million for the years ended December 31, 1999 and 1998, respectively. We associate the increase for 1999 with the issuance by FBA's financing subsidiary of its trust preferred securities in July 1998.

Investment Securities

         We classify the securities within our investment portfolio as held to maturity or available for sale. We no longer engage in the trading of investment securities. As more fully described in Notes 1 and 3 to our accompanying consolidated financial statements, our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $563.5 million at December 31, 2000 compared to $451.6 million and $534.8 million at December 31, 1999 and 1998, respectively. See "--Financial Condition and Average Balances" for further discussion of our investment security portfolio.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.3%, 91.5% and 86.7% of total interest income for the years ended December 31, 2000, 1999 and 1998, respectively. Loans, net of unearned discount, represented 80.9% of total assets as of December 31, 2000, compared to 82.1% and 78.6% of total assets at December 31, 1999 and 1998, respectively. Total loans, net of unearned discount, increased $750.0 million to $4.75 billion for the year ended December 31, 2000, and $420.0 million to $4.00 billion for the year ended December 31, 1999. We view the quality, yield and growth of our loan portfolio to be instrumental elements in determining our profitability.
         As summarized in the composition of loan portfolio table, during the five years ended December 31, 2000, total loans, net of unearned discount, increased 71.5% from $2.77 billion at December 31, 1996 to $4.75 billion at December 31, 2000. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development of both loan and deposit relationships with commercial customers. While this process was occurring, in order to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our conforming residential mortgage loan production has been sold in the secondary mortgage market. We have also substantially reduced our origination of indirect automobile loans. This allowed us to fund part of the growth in corporate lending through reductions in residential real estate and indirect automobile lending.
         In addition, our acquisitions added substantial portfolios of new loans. Some of these portfolios, particularly those from acquisitions completed in 1995, contained significant loan problems. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.
         A summary of the effects of these factors on our loan portfolio for the years ended December 31 is as follows:

                                                                               Increase (decrease)
                                                                         for the year ended December 31,
                                                                 --------------------------------------------
                                                                   2000        1999         1998        1997
                                                                   ----        ----         ----        ----
                                                                       (dollars expressed in thousands)

        Internal loan volume increase (decrease):
             Commercial lending.............................   $ 360,410      363,486     633,660     378,882
             Residential real estate lending................      20,137     (126,418)   (152,849)   (144,707)
             Consumer lending, net of unearned discount.....     (64,606)     (56,349)    (30,506)    (54,305)
        Loans provided by acquisitions......................     440,000      235,500     127,600      54,361
                                                               ---------     --------   ---------   ---------
             Total increase in loans,
               net of unearned discount.....................   $ 755,941      416,219     577,905     234,231
                                                               =========     ========  ==========   =========

        Increase (decrease) in potential problem loans (1)..   $  27,400       11,200      12,800      (9,800)
                                                               =========     ========   =========   =========

        -------------------------
        (1) Potential problem loans include nonperforming loans and other loans identified by management as having potential credit problems.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Our lending strategy stresses quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing opportunities arising out of our branch banking network.
         Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.
         The following table shows the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                    ---------------------------------------------------------------------------------------
                                          2000               1999                1998            1997              1996
                                    -----------------   ---------------    --------------    -------------   --------------
                                      Amount      %      Amount      %     Amount      %     Amount      %   Amount       %
                                      ------      -      ------      -     ------      -     ------      -   ------       -
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural.............   $1,496,284  32.0% $1,086,919   27.4% $  920,007   26.7%$  621,618  21.1% $  457,186  16.7%
Real estate construction
    and development..............      809,682  17.3     795,081   20.1     720,910   20.9    413,107   14.0    289,378  10.5
Real estate mortgage:
    One-to-four-family
    residential loans............      726,474  15.5     720,630   18.2     739,442   21.5    915,205   31.1  1,059,770  38.7
    Other real estate loans......    1,476,383  31.5   1,130,939   28.6     789,735   22.9    713,910   24.3    600,810  21.9
Consumer and installment, net of
    unearned discount............      174,337   3.7     225,343    5.7     274,392    8.0    279,279    9.5    333,340  12.2
                                    ---------- -----   --------- ------  ----------  -----  --------- ------  --------- -----
      Total loans, excluding
        loans held for sale......    4,683,160 100.0%  3,958,912  100.0%  3,444,486  100.0% 2,943,119  100.0% 2,740,484 100.0%
                                               =====             ======             =====                               =====
Loans held for sale..............       69,105            37,412            135,619            59,081            27,485
                                    ----------        ----------         ----------        ----------        ----------
      Total loans................   $4,752,265        $3,996,324         $3,580,105        $3,002,200        $2,767,969
                                    ==========        ==========         ==========        ==========        ==========


     Loans at December 31, 2000 mature as follows:

                                                                             Over one year
                                                                             through five
                                                                                 years          Over five years
                                                                           -----------------    ---------------
                                                              One year     Fixed    Floating    Fixed  Floating
                                                              or less      rate       rate      rate     rate      Total
                                                              --------     ----       ----      ----     ----      -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $ 1,253,183   159,905     54,266   18,524   10,406  1,496,284
Real estate construction and development..................      775,615    27,314      4,231      206    2,316    809,682
Real estate mortgage......................................    1,130,611   466,735    317,581  174,650  113,280  2,202,857
Consumer and installment, net of unearned discount........       45,751   104,364      1,207   21,308    1,707    174,337
Loans held for sale.......................................       69,105        --         --       --       --     69,105
                                                            -----------  --------   --------  -------  -------  ---------
      Total loans.........................................  $ 3,274,265   758,318    377,285  214,688  127,709  4,752,265
                                                            ===========  ========   ========  =======  =======  =========


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The following table is a summary of loan loss experience for the five years ended December 31, 2000:

                                                                              December 31,
                                                      -------------------------------------------------------------
                                                           2000        1999        1998         1997         1996
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $   68,611      60,970      50,509       46,781        52,665
Acquired allowances for loan losses..................      6,062       3,008       3,200           30         2,338
                                                      ----------  ----------  ----------    ---------    ----------
                                                          74,673      63,978      53,709       46,811        55,003
                                                      ----------  ----------  ----------    ---------    ----------
Loans charged-off:
    Commercial, financial and agricultural...........     (9,768)    (10,855)     (3,908)      (2,308)       (8,918)
    Real estate construction and development.........     (2,229)       (577)       (185)      (2,242)       (1,241)
    Real estate mortgage.............................     (2,213)     (2,561)     (2,389)      (6,250)      (10,308)
    Consumer and installment.........................     (2,840)     (3,728)     (3,701)      (6,032)       (8,549)
                                                      ----------  ----------  ----------    ---------    ----------
          Total .....................................    (17,050)    (17,721)    (10,183)     (16,832)      (29,016)
                                                      ----------  ----------  ----------    ---------    ----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      5,621       3,602       3,417        2,146         2,642
    Real estate construction and development.........        319         849         342          269           495
    Real estate mortgage.............................      1,937       2,357       2,029        3,666         3,255
    Consumer and installment.........................      1,965       2,473       2,656        3,149         2,908
                                                      ----------  ----------  ----------    ---------    ----------
          Total .....................................      9,842       9,281       8,444        9,230         9,300
                                                      ----------  ----------  ----------    ---------    ----------
          Net loans charged-off......................     (7,208)     (8,440)     (1,739)      (7,602)      (19,716)
                                                      ----------  ----------  ----------    ---------    ----------
Provision for loan losses............................     14,127      13,073       9,000       11,300        11,494
                                                      ----------  ----------  ----------    ---------    ----------
Allowance for loan losses, end of year............... $   81,592      68,611      60,970       50,509        46,781
                                                      ==========  ==========  ==========    =========    ==========

Loans outstanding, net of unearned discount:
    Average.......................................... $4,290,958   3,812,508   3,250,719    2,846,157     2,726,297
    End of year......................................  4,752,265   3,996,324   3,580,105    3,002,200     2,767,969
    End of year, excluding loans held for sale.......  4,683,160   3,958,912   3,444,486    2,943,119     2,740,484
                                                      ==========  ==========  ==========    =========    ==========

Ratio of allowance for loan losses
  to loans outstanding:
    Average..........................................       1.90%       1.80%       1.88%        1.77%         1.72%
    End of year .....................................       1.72        1.72        1.70         1.68          1.69
    End of year, excluding loans held for sale.......       1.74        1.73        1.77         1.72          1.71
Ratio of net charge-offs to average
    loans outstanding................................       0.17        0.22        0.05         0.27          0.72
Ratio of current year recoveries to
    preceding year's total charge-offs...............      55.54       91.14       50.17        31.81         59.54
                                                      ==========  ==========  ==========    =========    ==========

Allocation of allowance for loan losses
  at end of year:
    Commercial, financial and agricultural........... $   32,352      24,898      19,239       14,879        13,579
    Real estate construction and development.........     14,667      13,264      15,073        7,148         4,584
    Real estate mortgage.............................     24,691      20,750      18,774       18,317        14,081
    Consumer and installment.........................      3,142       4,390       5,180        5,089        10,296
    Unallocated......................................      6,740       5,309       2,704        5,076         4,241
                                                      ----------  ----------  ----------    ---------    ----------
          Total ..................................... $   81,592      68,611      60,970       50,509        46,781
                                                      ==========  ==========  ==========    =========    ==========

Percent of categories to loans, net of
  unearned discount:
    Commercial, financial and agricultural...........      31.49%      27.20%      25.70%       20.71%        16.52%
    Real estate construction and development.........      17.04       19.90       20.14        13.76         10.45
    Real estate mortgage.............................      46.35       46.33       42.71        54.26         60.00
    Consumer and installment.........................       3.67        5.64        7.66         9.30         12.04
    Loans held for sale..............................       1.45        0.93        3.79         1.97          0.99
                                                      ----------  ----------  ----------    ---------     ---------
          Total .....................................     100.00%     100.00%     100.00%      100.00%       100.00%
                                                      ==========  ==========  ==========    =========     =========


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    December 31,
                                                              ---------------------------------------------------------
                                                               2000        1999         1998         1997         1996
                                                               ----        ----         ----         ----         ----
                                                                          (dollars expressed in thousands)

    Commercial, financial and agricultural:
       Nonaccrual......................................   $    22,437      18,397       15,385       4,017        4,113
       Restructured terms..............................            22          29           --          --          130
    Real estate construction and development:
       Nonaccrual......................................        11,068       1,886        3,858       4,097          817
    Real estate mortgage:
       Nonaccrual......................................        16,524      16,414       18,858      10,402       24,486
       Restructured terms..............................         2,952       2,979        5,221       5,456          278
    Consumer and installment:
       Nonaccrual......................................           155          32          216          94          440
       Restructured terms..............................             8          --           --          --            5
                                                          -----------   ---------    ---------   ---------    ---------
              Total nonperforming loans................        53,166      39,737       43,538      24,066       30,269
    Other real estate..................................         2,487       2,129        3,709       7,324       10,607
                                                          -----------   ---------    ---------   ---------    ---------
              Total nonperforming  assets..............   $    55,653      41,866       47,247      31,390       40,876
                                                          ===========   =========    =========   =========    =========

    Loans, net of unearned discount....................   $ 4,752,265   3,996,324    3,580,105   3,002,200    2,767,969
                                                          ===========   =========    =========   =========    =========

    Loans past due 90 days or more and still accruing..   $     3,009       5,844        4,674       2,725        3,779
                                                          ===========   =========    =========   =========    =========

    Allowance for loan losses to loans.................          1.72%       1.72%        1.70%       1.68%        1.69%
    Nonperforming loans to loans.......................          1.12        0.99         1.22        0.80         1.09
    Allowance for loan losses to
       nonperforming loans.............................        153.47      172.66       140.04      209.88       154.55
    Nonperforming assets to loans
       and other real estate...........................          1.17        1.05         1.32        1.04         1.47
                                                          ===========   =========    =========   ==========   =========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $53.2 million at December 31, 2000 in comparison to $39.7 million and $43.5 million at December 31, 1999 and 1998, respectively. The increase in nonperforming loans in 2000 primarily results from a small number of credit relationships that were placed on nonaccrual during the year ended December 31, 2000. These nonperforming loans are symptomatic of circumstances that are specific to these relationships, and are not indicative of distress across the broad spectrum of our loan portfolio. As previously discussed, certain acquired loan portfolios, particularly those acquired during 1994 and 1995, exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans (as defined below) to $95.0 million at December 31, 1995. Problem loans were reduced to $59.3 million at December 31, 1997. At December 31, 1998, nonperforming assets and problem loans increased to $68.5 million. We associate the increase for 1998 to two commercial loans totaling $6.0 million, net of charge-off; our acquisitions of Republic Bank and Pacific Bay Bank; and the overall growth of our loan portfolio, principally in commercial, financial and agricultural, real estate construction and development and commercial real estate loans.
         As of December 31, 2000, 1999 and 1998, $50.2 million, $36.3 million and $21.3 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). Problem loans totaled $27.9 million and $31.5 million at December 31, 1997 and 1996, respectively. We attribute the increase in problem loans primarily to the gradual slow down and uncertainties that have recently occurred in the economy surrounding the markets in which First Bank operates.
         Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans, indirect automobile loans and credit card loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment experience subsequent to their origination.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on a monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the list. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.
         We do not engage in lending to foreign countries or activities based in foreign countries. Additionally, we do not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table and Note 4 to our accompanying consolidated financial statements. We do not have a material amount of interest-earning assets that would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

         Deposits are the primary source of funds for our subsidiary banks. Our deposits consist principally of core deposits from each bank's local market areas, including individual and corporate customers. The following table sets forth the distribution of our average deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits:

                                                                    Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                               2000                        1999                         1998
                                    --------------------------  --------------------------   --------------------------
                                                Percent                      Percent                    Percent
                                                  of                           of                         of
                                     Amount    deposits   Rate    Amount    deposits  Rate    Amount   deposits    Rate
                                     ------    --------   ----    ------    --------  ----    ------   --------    ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand....... $  634,886     14.18%    --% $  552,029     13.59%    --% $  463,939    12.27%    --%
Interest-bearing demand.........     421,986      9.43   1.40     391,892      9.65   1.30     357,463     9.45    1.44
Savings.........................   1,279,378     28.59   4.04   1,220,425     30.03   3.61   1,076,524    28.48    3.96
Time deposits ..................   2,139,305     47.80   5.62   1,899,218     46.73   5.35   1,882,329    49.80    5.74
                                  ----------    ------   ====  ----------   -------   ====  ----------   ------    ====
      Total average deposits....  $4,475,555    100.00%        $4,063,564    100.00%        $3,780,255   100.00%
                                  ==========    ======         ==========   =======         ==========   ======


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2000, 1999 and 1998. We have never paid, and have no present intention to pay, dividends on our common stock.
         As more fully discussed in Note 19 to our accompanying consolidated financial statements, management believes as of December 31, 2000 and 1999, our subsidiary banks and we were "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.
         As more fully discussed under "--Company Profile," "--Financial Condition and Average Balances," and Note 9 to our accompanying consolidated financial statements, in December 1996, we formed our initial financing subsidiary, First Preferred Capital Trust, for the purpose of issuing $86.25 million of trust preferred securities, and on October 6, 2000, we formed our second financing subsidiary, First Preferred Capital Trust II, for the purpose of issuing $57.5 million of trust preferred securities. In June 1998, FBA formed its financing subsidiary, First America Capital Trust, for the purpose of issuing $46.0 million of trust preferred securities. For regulatory reporting purposes, these preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital.

Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of more volatile sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these more volatile sources were $723.5 million and $476.8 million at December 31, 2000 and 1999, respectively.
         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and the note payable, at December 31, 2000:

                                                                                December 31, 2000
                                                                                -----------------
                                                                        (dollars expressed in thousands)

       Three months or less...................................................     $ 260,410
       Over three months through six months...................................       100,224
       Over six months through twelve months..................................       230,333
       Over twelve months.....................................................       132,558
                                                                                   ---------
                Total.........................................................     $ 723,525
                                                                                   =========

         In addition to these more volatile sources of funds, in 1999, our subsidiary banks established borrowing relationships with the Federal Reserve Bank in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2000 and 1999, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.24 billion and $1.67 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $262.1 million and $395.9 million at December 31, 2000 and 1999, respectively.
         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries and FBA's financing subsidiary.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Effects of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133 -- Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities.
          In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods.
         In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group, or the DIG, process. The DIG presently has additional issues and questions pending and continues to release guidance and interpretations as such issues are resolved. We continue to consider the actions and conclusions of the DIG as they are released in order to determine their potential impact on our consolidated financial statements.
         On January 1, 2001, we implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, did not have a material impact on our consolidated financial statements as it relates to the derivative financial instruments that existed at December 31, 2000. However, the effect of future derivative transactions as well as further guidance from the DIG may result in modifications of our current assessment of SFAS 133, as amended, and its overall impact on our consolidated financial statements.
         In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. We are currently evaluating the additional requirements of SFAS 140 to determine their potential impact on our consolidated financial statements.

Effects of Inflation

         Inflation affects financial institutions less than other types of companies. Financial institutions make relatively few significant asset acquisitions that are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, we believe this is generally manageable through our asset-liability management program.

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED



                                                                                 2000 Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $  97,717     104,161        107,582        113,366
Interest expense.............................................      42,287      45,771         48,140         51,481
                                                                ---------   ---------     ----------      ---------
       Net interest income...................................      55,430      58,390         59,442         61,885
Provision for loan losses....................................       3,582       3,620          3,865          3,060
                                                                ---------   ---------     ----------      ---------
       Net interest income after provision for loan losses...      51,848      54,770         55,577         58,825
Noninterest income...........................................       9,564      11,471         10,750         10,993
Noninterest expense..........................................      37,793      41,917         42,776         48,677
                                                                ---------   ---------     ----------      ---------
       Income before provision for income taxes and
         minority interest in income of subsidiary...........      23,619      24,324         23,551         21,141
Provision for income taxes...................................       8,544       9,197          8,947          7,794
                                                                ---------   ---------     ----------      ---------
       Income before minority interest in
         income of subsidiary................................      15,075      15,127         14,604         13,347
Minority interest in income of subsidiary....................         488         455            546            557
                                                                ---------   ---------     ----------      ---------
       Net income............................................   $  14,587      14,672         14,058         12,790
                                                                =========   =========     ==========      =========
Earnings per common share:
    Basic....................................................   $  608.21      614.51         585.87         529.46
    Diluted..................................................      589.52      594.12         570.33         519.78
                                                                =========   =========     ==========       ========



                                                                                 1999 Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $  82,560      85,641         89,045         95,836
Interest expense.............................................      38,966      38,150         39,544         42,041
                                                                ---------   ---------     ----------      ---------
       Net interest income...................................      43,594      47,491         49,501         53,795
Provision for loan losses....................................       2,490       3,373          2,880          4,330
                                                                ---------   ---------     ----------      ---------
       Net interest income after provision for loan losses...      41,104      44,118         46,621         49,465
Noninterest income...........................................       9,603      13,515          9,021          9,511
Noninterest expense..........................................      35,487      37,248         37,515         40,557
                                                                ---------   ---------     ----------      ---------
       Income before provision for income taxes and
         minority interest in income of subsidiary...........      15,220      20,385         18,127         18,419
Provision for income taxes...................................       5,638       7,465          6,689          6,521
                                                                ---------   ---------     ----------      ---------
       Income before minority interest in
         income of subsidiary................................       9,582      12,920         11,438         11,898
Minority interest in income of subsidiary....................         311         361            416            572
                                                                ---------   ---------     ----------      ---------
       Net income............................................   $   9,271      12,559         11,022         11,326
                                                                =========   =========     ==========      =========
Earnings per common share:
    Basic....................................................   $  383.52      525.23         457.54         467.62
    Diluted..................................................      372.57      505.15         444.11         456.94
                                                                =========   =========     ==========      =========


                           CONSOLIDATED BALANCE SHEETS

             (dollars expressed in thousands, except per share data)


                                                                                              December 31,
                                                                                          ---------------------
                                                                                          2000             1999
                                                                                          ----             ----

                                     ASSETS
                                     ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    167,474         126,720
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          4,005           1,674
     Federal funds sold............................................................         26,800          42,500
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        198,279         170,894
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        539,386         430,093
     Held to maturity, at amortized cost (fair value of $24,507 and
       $21,476 at December 31, 2000 and 1999, respectively)........................         24,148          21,554
                                                                                      ------------     -----------
               Total investment securities.........................................        563,534         451,647
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,496,284       1,086,919
     Real estate construction and development......................................        809,682         795,081
     Real estate mortgage..........................................................      2,202,857       1,851,569
     Consumer and installment......................................................        181,602         233,374
     Loans held for sale...........................................................         69,105          37,412
                                                                                      ------------     -----------
               Total loans.........................................................      4,759,530       4,004,355
     Unearned discount.............................................................         (7,265)         (8,031)
     Allowance for loan losses.....................................................        (81,592)        (68,611)
                                                                                      ------------     -----------
               Net loans...........................................................      4,670,673       3,927,713
                                                                                      ------------     -----------

Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................        114,771          75,647
Intangibles associated with the purchase of subsidiaries...........................         85,021          46,085
Mortgage servicing rights, net of amortization.....................................          7,048           8,665
Accrued interest receivable........................................................         45,226          33,491
Deferred income taxes..............................................................         75,699          51,972
Other assets.......................................................................        116,440         101,633
                                                                                      ------------     -----------
               Total assets........................................................   $  5,876,691       4,867,747
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.

             (dollars expressed in thousands, except per share data)


                                                                                               December 31,
                                                                                          ------------------------
                                                                                          2000             1999
                                                                                          ----             ----

                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    808,251         606,064
       Interest-bearing............................................................        448,146         415,113
     Savings.......................................................................      1,447,898       1,198,314
     Time:
       Time deposits of $100 or more...............................................        499,956         339,214
       Other time deposits.........................................................      1,808,164       1,693,109
                                                                                      ------------     -----------
          Total deposits...........................................................      5,012,415       4,251,814
Short-term borrowings..............................................................        140,569          73,554
Note payable.......................................................................         83,000          64,000
Accrued interest payable...........................................................         23,227          11,607
Deferred income taxes..............................................................         12,774           6,582
Accrued expenses and other liabilities.............................................         54,944          25,616
Minority interest in subsidiary....................................................         14,067          12,058
                                                                                      ------------     -----------
          Total liabilities........................................................      5,340,996       4,445,231
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        138,569          83,394
     First Banks America, Inc. subordinated debentures.............................         44,280          44,217
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        182,849         127,611
                                                                                      ------------     -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at December 31, 2000 and 1999...............................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,267           3,318
Retained earnings..................................................................        325,580         270,259
Accumulated other comprehensive income.............................................          6,021           2,350
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        352,846         294,905
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,876,691       4,867,747
                                                                                      ============     ===========

                        CONSOLIDATED STATEMENTS OF INCOME

             (dollars expressed in thousands, except per share data)

                                                                                      Years ended December 31,
                                                                                   -----------------------------
                                                                                   2000         1999        1998
                                                                                   ----         ----        ----

Interest income:
     Interest and fees on loans..............................................  $ 390,332      323,207      284,177
     Investment securities:
       Taxable...............................................................     27,331       26,206       39,898
       Nontaxable............................................................        961          937          985
     Federal funds sold and other............................................      4,202        2,732        2,800
                                                                               ---------     --------    ---------
          Total interest income..............................................    422,826      353,082      327,860
                                                                               ---------     --------    ---------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................      5,909        5,098        5,135
       Savings...............................................................     51,656       44,101       42,591
       Time deposits of $100 or more.........................................     20,654       11,854       12,024
       Other time deposits...................................................     99,603       84,639       92,305
     Interest rate exchange agreements, net..................................         --        5,397        3,810
     Short-term borrowings...................................................      5,881        3,983        2,903
     Note payable............................................................      3,976        3,629        3,411
                                                                               ---------     --------    ---------
          Total interest expense.............................................    187,679      158,701      162,179
                                                                               ---------     --------    ---------
          Net interest income................................................    235,147      194,381      165,681
Provision for loan losses....................................................     14,127       13,073        9,000
                                                                               ---------     --------    ---------
          Net interest income after provision for loan losses................    221,020      181,308      156,681
                                                                               ---------     --------    ---------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........     19,794       17,676       14,876
     Credit card fees........................................................        236          409        2,999
     Loan servicing fees, net................................................        486          657        1,017
     Gain on mortgage loans sold and held for sale...........................      7,806        6,909        5,563
     Net gain on sales of available-for-sale securities......................        168          791        1,466
     Net (loss) gain on trading securities...................................         --         (303)         607
     Gain on sales of branches, net of expenses..............................      1,355        4,406           --
     Other...................................................................     12,933       11,105        9,969
                                                                               ---------     --------    ---------
          Total noninterest income...........................................     42,778       41,650       36,497
                                                                               ---------     --------    ---------
Noninterest expense:
     Salaries and employee benefits..........................................     73,391       61,524       55,907
     Occupancy, net of rental income.........................................     14,675       12,518       11,037
     Furniture and equipment.................................................     11,702        8,520        8,122
     Postage, printing and supplies..........................................      4,431        4,244        5,230
     Data processing fees....................................................     22,359       18,567       13,917
     Legal, examination and professional fees................................      4,523        9,109        5,326
     Communications..........................................................      2,625        2,488        2,874
     Advertising and business development....................................      4,331        3,734        4,668
     Guaranteed preferred debentures.........................................     13,173       12,050        9,842
     Other...................................................................     19,953       18,053       21,781
                                                                               ---------     --------    ---------
          Total noninterest expense..........................................    171,163      150,807      138,704
                                                                               ---------     --------    ---------
          Income before provision for income taxes and
           minority interest in  income of subsidiary........................     92,635       72,151       54,474
Provision for income taxes...................................................     34,482       26,313       19,693
                                                                               ---------     --------    ---------
          Income before minority interest in income of subsidiary............     58,153       45,838       34,781
Minority interest in income of subsidiary....................................      2,046        1,660        1,271
                                                                               ---------     --------    ---------
          Net income.........................................................     56,107       44,178       33,510
Preferred stock dividends....................................................        786          786          786
                                                                               ---------     --------    ---------
          Net income available to common stockholders........................  $  55,321       43,392       32,724
                                                                               =========     ========    =========
Earnings per common share:
     Basic...................................................................  $2,338.04     1,833.91     1,383.04
     Diluted.................................................................   2,267.41     1,775.47     1,337.09
                                                                               =========     ========    =========
Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                               =========     ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                       Three years ended December 31, 2000
             (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                     Adjustable rate                                       mulated
                                                     preferred stock                                        other     Total
                                                     ---------------
                                                   Class A                               Compre-          compre-   stock-
                                                   conver-             Common    Capital hensive Retained  hensive  holders'
                                                    tible    Class B    stock    surplus income  earnings  income    equity
                                                    -----    -------    -----    -------  ---------------  ------    ------

Consolidated balances, January 1, 1998........... $ 12,822     241     5,915     3,978          199,143    9,438   231,537
Year ended December 31, 1998:
    Comprehensive income:
      Net income.................................       --      --        --        --   33,510  33,510       --    33,510
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
        reclassification adjustment (1)..........       --      --        --        --    2,300      --    2,300     2,300
                                                                                        -------
      Comprehensive income.......................                                        35,810
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --             (769)      --      (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --              (17)      --       (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --    (3,198)              --       --    (3,198)
                                                  --------    ----     -----    ------          -------   ------   -------
Consolidated balances, December 31, 1998.........   12,822     241     5,915       780          231,867   11,738   263,363
Year ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --      --        --       --    44,178  44,178       --    44,178
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
        reclassification adjustment (1)..........       --      --        --       --    (9,388)     --   (9,388)   (9,388)
                                                                                        -------
      Comprehensive income.......................                                        34,790
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --       --              (769)      --      (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --       --               (17)      --       (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --    (3,273)              --       --    (3,273)
    Reclassification of retained earnings........       --      --        --     5,000           (5,000)      --        --
    Reduction of deferred tax asset
       valuation allowance.......................       --      --        --       811               --       --       811
                                                   -------    ----     -----    ------          -------   ------   -------
Consolidated balances, December 31,1999..........   12,822     241     5,915     3,318          270,259    2,350   294,905
Year ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --      --        --        --   56,107  56,107       --    56,107
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
        reclassification adjustment (1)..........       --      --        --        --    3,671      --    3,671     3,671
                                                                                        -------
      Comprehensive income.......................                                        59,778
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --             (769)      --      (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --              (17)      --       (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --    (1,051)              --       --    (1,051)
                                                  --------    ----     -----    ------          -------   ------   -------
Consolidated balances, December 31, 2000......... $ 12,822     241     5,915     2,267          325,580    6,021   352,846
                                                  ========    ====     =====    ======          =======   ======   =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                             Years ended December 31, 2000
                                                                                             -----------------------------
                                                                                             2000         1999       1998
                                                                                             ----         ----       ----

     Unrealized gains (losses) arising during the year...................................   $3,780      (8,874)     3,253
     Less reclassification adjustment for gains included in net income...................      109         514        953
                                                                                            ------      ------      -----
     Unrealized gains (losses) on securities.............................................   $3,671      (9,388)     2,300
                                                                                            ======      ======      =====

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars expressed in thousands)


                                                                                        Years ended December 31,
                                                                                      ---------------------------
                                                                                      2000       1999        1998
                                                                                      ----       ----        ----

Cash flows from operating activities:
     Net income.................................................................  $ 56,107     44,178       33,510
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation, amortization and accretion, net.........................    17,906     20,241       15,787
          Originations and purchases of loans held for sale.....................  (532,178)  (452,941)    (628,544)
          Proceeds from sales of loans held for sale............................   413,247    507,077      520,994
          Provision for loan losses.............................................    14,127     13,073        9,000
          Provision for income taxes............................................    34,482     26,313       19,693
          Payments of income taxes..............................................   (10,525)   (23,904)     (16,091)
          (Increase) decrease in accrued interest receivable....................    (7,338)    (3,164)         256
          Net decrease (increase) in trading securities.........................        --      3,425         (315)
          Interest accrued on liabilities.......................................   187,679    158,701      162,368
          Payments of interest on liabilities...................................  (177,764)  (154,056)    (167,090)
          Other operating activities, net.......................................   (13,307)    (7,201)      (5,582)
          Minority interest in income of subsidiary.............................     2,046      1,660        1,271
                                                                                  --------   --------     --------
               Net cash (used in) provided by operating activities..............   (15,518)   133,402      (54,743)
                                                                                  --------   --------     --------

Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of
       cash and cash equivalents received (paid)................................   (86,106)   (15,961)      29,339
     Proceeds from sales of investment securities...............................    46,279     63,938      136,042
     Maturities of investment securities available for sale.....................   347,642    350,940      395,961
     Maturities of investment securities held to maturity.......................     1,169      2,708        2,314
     Purchases of investment securities available for sale......................  (289,875)  (288,023)    (167,082)
     Purchases of investment securities held to maturity........................    (3,806)    (2,627)      (4,910)
     Net increase in loans......................................................  (339,575)  (268,238)    (443,741)
     Recoveries of loans previously charged-off.................................     9,842      9,281        8,444
     Purchases of bank premises and equipment...................................   (30,856)   (17,099)     (14,851)
     Other investing activities.................................................     5,052        (10)     (13,919)
                                                                                  --------   --------     --------
               Net cash used in investing activities............................  (340,234)  (165,091)     (72,403)
                                                                                  --------   --------     --------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.........................   155,058    (72,895)     258,757
     Increase (decrease) in time deposits.......................................   129,008    144,499     (171,207)
     (Decrease) increase in Federal Home Loan Bank advances.....................        --    (50,000)      48,485
     Decrease in federal funds purchased........................................   (27,100)        --           --
     Increase in securities sold under agreements to repurchase.................    52,015      2,223       18,692
     Increase (decrease) in notes payable.......................................    19,000     13,952      (24,637)
     Proceeds from issuance of guaranteed preferred subordinated debentures.....    55,050         --       44,124
     Sale of branch deposits....................................................       892    (49,172)          --
     Payment of preferred stock dividends.......................................      (786)      (786)        (786)
                                                                                  --------   --------     --------
               Net cash provided by (used in) financing activities..............   383,137    (12,179)     173,428
                                                                                  --------   --------     --------
               Net increase (decrease) in cash and cash equivalents.............    27,385    (43,868)      46,282
Cash and cash equivalents, beginning of year....................................   170,894    214,762      168,480
                                                                                  --------   --------     --------
Cash and cash equivalents, end of year..........................................  $198,279    170,894      214,762
                                                                                  ========   ========     ========

Noncash investing and financing activities:
     Loans transferred to other real estate.....................................  $  1,761      4,039        3,067
     Loans exchanged for and transferred to
       available-for-sale investment securities.................................    37,634         --       65,361
     Loans held for sale exchanged for and transferred
       to available-for-sale investment securities..............................    19,805      3,985       23,898
     Loans held for sale transferred to loans...................................    72,847     32,982           --
                                                                                  ========   ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the more significant accounting policies followed by First Banks, Inc. and subsidiaries (First Banks or the Company):

         Basis of Presentation. The accompanying consolidated financial statements of First Banks have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 and 1998 amounts have been made to conform with the 2000 presentation.
         First Banks operates through its subsidiary bank holding companies and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         First Bank, headquartered in St. Louis County, Missouri (First Bank); First Capital Group, Inc., headquartered in Albuquerque, New Mexico
           (FCG);
         First Banks America, Inc., headquartered in St. Louis County,  Missouri
           (FBA) and its wholly owned subsidiaries:
              First Bank & Trust, headquartered  in  San  Francisco,  California
                (FB&T); and
              The   San   Francisco   Company,  headquartered  in San Francisco,
                California (SFC), and its wholly owned subsidiary:
                      Bank of San Francisco, headquartered in San Francisco, California.

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 83.37% owned by First Banks at December 31, 1999. On October 31, 2000, FBA issued 6,530,769 shares of its common stock to First Banks in conjunction with FBA's acquisition of First Bank & Trust, a wholly owned subsidiary of First Banks. This transaction increased First Banks' ownership interest in FBA to approximately 92.82%. First Banks owned 92.86% of FBA at December 31, 2000.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
         The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $22.3 million and $10.8 million at December 31, 2000 and 1999, respectively.

         Investment Securities. The classification of investment securities available for sale or held to maturity is determined at the date of purchase. First Banks no longer engages in the trading of investment securities.
         Investment securities designated as available for sale, which include any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income are reversed upon sale.
         Investment securities designated as held to maturity, which include any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

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

         Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

         Loan Servicing Income. Loan servicing income represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall and amortization of mortgage servicing rights. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of the loans held for portfolio and held for sale, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

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

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries consist of excess of cost over net assets acquired. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which range from approximately 10 to 15 years. First Banks reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset may not be recoverable. First Banks measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, First Banks recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. As such adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

         Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 12 years.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred.

         Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense.
         First Banks, Inc. and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in all applicable states.

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

         Earnings Per Common Share. Basic earnings per shares (EPS) are computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back: (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

(2)      ACQUISITIONS AND DIVESTITURES

         During the three years ended December 31, 2000, First Banks completed 10 acquisitions as follows:

                                                                              Total        Purchase        Excess
           Entity                                       Date                 assets          price          cost
           ------                                       ----                 ------          -----          ----
                                                                               (dollars expressed in thousands)
   2000
   ----

     The San Francisco Company
     San Francisco, California                    December 31, 2000      $  183,800         62,200          16,300

     Millennium Bank
     San Francisco, California                    December 29, 2000         117,000         20,700           8,700

     Commercial Bank of San Francisco
     San Francisco, California                    October 31, 2000          155,600         26,400           9,300

     Bank of Ventura
     Ventura, California                           August 31, 2000           63,800         14,200           7,200

     First Capital Group, Inc.
     Albuquerque, New Mexico                      February 29, 2000          64,600         66,100           1,500

     Lippo Bank
     San Francisco, California                    February 29, 2000          85,300         17,200           4,800
                                                                         ----------       --------        --------
                                                                         $  670,100        206,800          47,800
                                                                         ==========       ========        ========
   1999
   ----

     Century Bank
     Beverly Hills, California                     August 31, 1999       $  156,000         31,500           4,500

     Redwood Bancorp
     San Francisco, California                      March 4, 1999           183,900         26,000           9,500
                                                                         ----------       --------        --------
                                                                         $  339,900         57,500          14,000
                                                                         ==========       ========        ========
   1998
   ----

     Republic Bank
     Torrance, California                        September 15, 1998      $  124,100         19,300          10,200

     Pacific Bay Bank
     San Pablo, California                        February 2, 1998           38,300          4,200           1,500
                                                                         ----------       --------        --------
                                                                         $  162,400         23,500          11,700
                                                                         ==========       ========        ========

         In addition to the acquisitions included in the table above, during the three years ended December 31, 2000, First Banks also completed two branch office purchases.
         On September 17, 1999, FB&T completed its assumption of the deposits and certain liabilities and the purchase of selected assets of the Malibu, California branch office of Brentwood Bank of California. The transaction resulted in the acquisition of approximately $6.3 million in loans, $17.3 million of deposits and one branch office. The excess of the cost over the fair value of the net assets acquired was $325,000 and is being amortized over 15 years.
         On March 19, 1998, First Banks completed its assumption of the deposits and purchase of selected assets of the Solvang, California banking location of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million in deposits and one office. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.
         In April 2000, First Bank completed its divestiture of one branch office in central Illinois. In March and April 1999, First Bank completed its divestiture of seven branches in the northern and central Illinois market areas. For the years ended December 31, 2000 and 1999, these branch divestitures resulted in a reduction of the deposit base of approximately $8.8 million and $54.8 million, resulting in pre-tax gains of $1.4 million and $4.4 million, respectively.

         The aforementioned acquisition transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowings under First Banks' $120.0 million revolving credit agreement and the proceeds from the issuance of trust preferred securities. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.

(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2000 and 1999 were as follows:

                                                        Maturity                    Total
                                        ---------------------------------------
                                                                          After     Amor-        Gross             Weighted
                                        1 Year        1-5       5-10       10       tized     Unrealized     Fair   Average
                                                                                             -------------
                                        or Less      Years      Years     Years     Cost     Gains   Losses  Value   Yield
                                        -------      -----      -----     -----     ----     -----   ------  -----   -----
                                                                     (dollars expressed in thousands)

 December 31, 2000:
    Carrying value:
       U.S. Treasury.................. $ 89,229        801         --         --   90,030      30      (37)  90,023  5.85%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........    1,078     29,625     12,472    159,143  202,318     826     (160) 202,984  7.02
              Other...................   22,059    151,242     10,131     20,256  203,688   2,028   (1,521) 204,195  6.70
       Corporate debt securities......      912      1,961         --        500    3,373      --      (20)   3,353  7.65
       Equity investments in other
          financial institutions......   11,299         --         --         --   11,299   8,121     (369)  19,051  7.98
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   19,780         --         --         --   19,780      --       --   19,780  6.69
                                       --------    -------     ------    -------  -------  ------   ------  -------
                   Total.............. $144,357    183,629     22,603    179,899  530,488  11,005   (2,107) 539,386  6.60
                                       ========    =======     ======    =======  =======  ======   ======  =======  ====
    Fair value:
       Debt securities................ $113,277    184,942     22,798    179,538
       Equity securities..............   38,831         --         --         --
                                       --------    -------     ------    -------
                   Total.............. $152,108    184,942     22,798    179,538
                                       ========    =======     ======    =======

    Weighted average yield............     6.19%      6.73%      6.89%      7.09%
                                       ========    =======     ======    =======
 December 31, 1999:
    Carrying value:
       U.S. Treasury.................. $ 21,036     29,240         --         --   50,276      58      (45)  50,289  6.10%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........   12,489      2,274     20,946     98,935  134,644      20   (1,540) 133,124  6.64
              Other...................  144,185     26,073     13,170     24,256  207,684       4   (3,607) 204,081  6.02
       Foreign debt securities........    2,995         --         --         --    2,995     286       --    3,281  9.42
       Equity investments in other
          financial institutions......    9,605         --         --         --    9,605   8,492     (434)  17,663  8.53
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   21,655         --         --         --   21,655      --       --   21,655  6.07
                                       --------    -------     ------    -------  -------  ------   ------  -------
                   Total.............. $211,965     57,587     34,116    123,191  426,859   8,860   (5,626) 430,093  6.26
                                       ========    =======     ======    =======  =======  ======   ======  =======  ====
    Fair value:
       Debt securities................ $177,426     57,448     32,998    119,621
       Equity securities..............   42,600         --         --         --
                                       --------    -------     ------    -------
                   Total.............. $220,026     57,448     32,998    119,621
                                       ========    =======     ======    =======

    Weighted average yield............     6.00%      6.44%      6.26%      6.79%
                                       ========    =======     ======    =======

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2000 and 1999 were as follows:

                                                      Maturity
                                         ------------------------------------       Total
                                                                       After       Amor-        Gross            Weighted
                                        1 Year      1-5      5-10       10         tized     Unrealized    Fair   Average
                                                                                          --------------
                                        or Less    Years     Years     Years       Cost    Gains  Losses   Value   Yield
                                        -------    -----     -----     -----       ----    -----  ------   -----   -----
                                                                  (dollars expressed in thousands)

 December 31, 2000:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $   --         --        --     5,130      5,130       3     (63)   5,070    6.72%
       State and political
           subdivisions...............     950     11,692     5,896       270     18,808     419      --   19,227    5.03
       Other..........................     210         --        --        --        210      --      --      210    6.90
                                        ------     ------     -----     -----     ------     ---    ----   ------
                   Total..............  $1,160     11,692     5,896     5,400     24,148     422     (63)  24,507    5.33
                                        ======     ======     =====     =====     ======     ===    ====   ======    ====

    Fair value:
       Debt securities................  $1,167     11,854     6,124     5,362
                                        ======     ======     =====     =====

    Weighted average yield............    4.64%      4.98%     5.16%     6.74%
                                        ======     ======     =====     =====
 December 31, 1999:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $   --         --        --     2,355      2,355      --    (155)   2,200    6.28%
       State and political
           subdivisions...............     506     11,196     5,322     1,965     18,989     275    (198)  19,066    5.05
       Other..........................      --        210        --        --        210      --      --      210    6.92
                                        ------     ------     -----     -----     ------     ---    ----   ------
                   Total..............  $  506     11,406     5,322     4,320     21,554     275    (353)  21,476    5.22
                                        ======     ======     =====     =====     ======     ===    ====   ======    ====
    Fair value:
       Debt securities................  $  512     11,505     5,125     4,334
                                        ======     ======     =====     =====

    Weighted average yield............    5.09%      4.97%     4.55%     6.62%
                                        ======     ======     =====     =====

         Proceeds from sales of available-for-sale investment securities were $46.3 million, $63.9 million and $136.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of $565,000, $791,000 and $1.5 million were realized on these sales during the years ended December 31, 2000, 1999 and 1998, respectively. Gross losses of $396,000 were realized on these sales during the year ended December 31, 2000. There were no losses realized on these sales in 1999 and 1998.
         Proceeds from calls of investment securities were $111,000 and $20,000 for the years ended December 31, 2000 and 1999, respectively. Gross gains of $300 were realized on these called securities during the year ended December 31, 2000. There were no gross gains on called securities in 1999. Gross losses of $1,800 and $1,200 were realized on these called securities during the years ended December 31, 2000 and 1999, respectively.
         Proceeds from sales of trading investment securities were $2.9 million and $311 million for the years ended December 31, 1999 and 1998, respectively. There were no gross gains realized on these sales for the year ended December 31, 1999. Gross gains of $879,000 were realized on these sales for the year ended December 31, 1998. Gross losses of $303,000 and $234,000 were realized on these sales for the years ended December 31, 1999 and 1998, respectively.
         Certain of the Subsidiary Banks maintain investments in the Federal Home Loan Bank (FHLB) and/or the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank, FB&T, and BSF are members of the FHLB system. The investment in FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank and FB&T are members of the FRB system.
         Investment securities with a carrying value of approximately $180.5 million and $222.3 million at December 31, 2000 and 1999, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                    2000        1999        1998
                                                                                    ----        ----        ----
                                                                                  (dollars expressed in thousands)

               Balance, beginning of year.....................................   $ 68,611      60,970       50,509
               Acquired allowances for loan losses............................      6,062       3,008        3,200
                                                                                 --------    --------    ---------
                                                                                   74,673      63,978       53,709
                                                                                 --------    --------    ---------
               Loans charged-off..............................................    (17,050)    (17,721)     (10,183)
               Recoveries of loans previously charged-off.....................      9,842       9,281        8,444
                                                                                 --------    --------    ---------
               Net loans charged-off..........................................     (7,208)     (8,440)      (1,739)
                                                                                 --------    --------    ---------
               Provision charged to operations................................     14,127      13,073        9,000
                                                                                 --------    --------    ---------
               Balance, end of year...........................................   $ 81,592      68,611       60,970
                                                                                 ========    ========    =========

         At December 31, 2000 and 1999, First Banks had $50.2 million and $36.7 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $5.8 million, $5.8 million and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Of these amounts, $1.9 million, $2.7 million and $1.9 million were actually recorded as interest income on such loans in 2000, 1999 and 1998, respectively.
         At December 31, 2000 and 1999, First Banks had $53.2 million and $39.7 million of impaired loans, including $50.2 million and $36.7 million of loans on nonaccrual status, respectively. At December 31, 2000 and 1999, impaired loans also include $3.0 million of restructured loans. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $10.3 million and $8.2 million at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans was $45.1 million, $46.0 million and $35.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.2 million, $2.8 million and $2.3 million in 2000, 1999 and 1998, respectively.
         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2000 and 1999, approximately 91% and 90% of the total loan portfolio and 83% and 88% of the commercial and financial loan portfolio, respectively, were to borrowers within these regions.
         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 65% and 67% of the loan portfolio at December 31, 2000 and 1999, of which 26% and 28%, respectively, were consumer related in the form of residential real estate mortgages and home equity lines of credit.
         First Banks is, in general, a secured lender. At December 31, 2000 and 1999, 96% and 97%, respectively, of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      MORTGAGE BANKING ACTIVITIES

         At December 31, 2000 and 1999, First Banks serviced loans for others amounting to $957.2 million and $957.1 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $653,000 and $1.0 million at December 31, 2000 and 1999, respectively.
         Changes in mortgage servicing rights, net of amortization, for the years ended December 31 were as follows:

                                                                                           2000         1999
                                                                                           ----         ----
                                                                                   (dollars expressed in thousands)

              Balance, beginning of year...........................................     $  8,665       9,825
              Originated mortgage servicing rights.................................        1,455       1,670
              Amortization.........................................................       (3,072)     (2,830)
                                                                                        --------    --------
              Balance, end of year.................................................     $  7,048       8,665
                                                                                        ========    ========

(6)      BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December 31:

                                                                                           2000        1999
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Land................................................................    $  18,266        17,582
              Buildings and improvements...........................................      66,474        52,491
              Furniture, fixtures and equipment....................................      66,460        55,344
              Leasehold improvements...............................................      23,794        11,635
              Construction in progress.............................................      15,655         2,896
                                                                                      ---------     ---------
                  Total............................................................     190,649       139,948
              Less accumulated depreciation and amortization.......................      75,878        64,301
                                                                                      ---------     ---------
                  Bank premises and equipment, net.................................   $ 114,771        75,647
                                                                                      =========     =========

         Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 totaled $9.5 million, $7.6 million and $5.3 million, respectively.
         First Banks leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $10.7 million, $7.4 million and $5.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)

              Year ending December 31:
                      2001...............................................................    $  7,420
                      2002...............................................................       6,101
                      2003...............................................................       5,321
                      2004...............................................................       3,941
                      2005...............................................................       3,198
                      Thereafter.........................................................      21,578
                                                                                             --------
                           Total future minimum lease payments...........................    $ 47,559
                                                                                             ========

         First Banks leases to unrelated parties a portion of its banking facilities. Total rental income was $2.6 million, $2.6 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)      SHORT-TERM BORROWINGS

         Short-term borrowings were comprised of the following at December 31:

                                                                                           2000        1999
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Securities sold under agreements to repurchase.......................    $ 125,025      73,010
              FHLB borrowings......................................................       15,544         544
                                                                                       ---------    --------
                  Short-term borrowings............................................    $ 140,569      73,554
                                                                                       =========    ========

         The average balance of short-term borrowings was $106.1 million and $87.4 million, respectively, and the maximum month-end balance of short-term borrowings was $158.4 million and $176.4 million, respectively, for the years ended December 31, 2000 and 1999. The average rates paid on short-term borrowings during the years ended December 31, 2000, 1999 and 1998 were 5.54%, 4.83% and 4.84%, respectively. The assets underlying the short-term borrowings are under First Banks' control.

(8)      NOTE PAYABLE

         First Banks has a $120.0 million revolving line of credit with a group of unaffiliated banks (Credit Agreement). The Credit Agreement, dated August 24, 2000, replaced a similar revolving credit agreement dated August 25, 1999. Interest under the Credit Agreement is payable on a monthly basis at the lead bank's corporate base rate or, at the option of First Banks, is payable at the Eurodollar Rate plus a margin based upon the outstanding loans and First Banks' profitability. The interest rate for borrowings under the Credit Agreement was 7.65% at December 31, 2000, and was based on the applicable Eurodollar Rate plus a margin of 1.00%. Amounts may be borrowed under the Credit Agreement until August 23, 2001, at which time the principal and accrued interest is due and payable.
         Loans under the Credit Agreement are secured by all of the stock of the Subsidiary Banks, which is owned by First Banks. Under the Credit Agreement, there were outstanding borrowings of $83.0 million at December 31, 2000. There were outstanding borrowings of $64.0 million under the previous credit agreement at December 31, 1999.
         The Credit Agreement requires maintenance of certain minimum capital ratios for each of the Subsidiary Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 2000 and 1999, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements of the respective credit agreements.
         The average balance and maximum month-end balance outstanding of advances under the Credit Agreement during the years ended December 31 were as follows:

                                                                                        2000          1999
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

         Average balance...........................................................  $ 51,897       56,376
         Maximum month-end balance.................................................    83,000       75,000
                                                                                     ========       ======

         The average  rates paid on the  outstanding  advances  during the years
ended  December  31,  2000,   1999  and  1998  were  7.66%,   6.44%  and  6.85%,
respectively.

(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions are met. The subordinated debentures are the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $83.1 million. Distributions on First Preferred I's preferred securities, which are payable quarterly in arrears, were $8.0 million for the years ended December 31, 2000, 1999 and 1998, and are included in noninterest expense in the consolidated financial statements.
         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The subordinated debentures are the sole asset of FACT. In connection with the issuance of the FACT preferred securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT preferred securities. FBA's proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT preferred securities, which are payable quarterly in arrears, were $3.9 million, $4.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in noninterest expense in the consolidated financial statements.

         On October 19, 2000, First Preferred  Capital Trust II (First Preferred
II), a newly formed Delaware  business trust  subsidiary of First Banks,  issued
2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date may be shortened to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $55.1 million. Distributions on First Preferred II's preferred securities, which are payable quarterly in arrears, were $1.2 million for the year ended December 31, 2000, and are included in noninterest expense in the consolidated financial statements.

(10)     INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                   2000        1999      1998
                                                                                   ----        ----      ----
                                                                                (dollars expressed in thousands)

              Current income tax expense:
                  Federal....................................................     $28,215     19,731    16,801
                  State......................................................       2,731      2,247     1,292
                                                                                  -------     ------    ------
                                                                                   30,946     21,978    18,093
                                                                                  -------     ------    ------
              Deferred income tax expense:
                  Federal....................................................       4,001      5,056     1,895
                  State......................................................         (60)        14       273
                                                                                  -------     ------    ------
                                                                                    3,941      5,070     2,168
                                                                                  -------     ------    ------
              Reduction in deferred valuation allowance......................        (405)      (735)     (568)
                                                                                  -------     ------    ------
                      Total..................................................     $34,482     26,313    19,693
                                                                                  =======     ======    ======

         The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                                             Years ended December 31,
                                                            ----------------------------------------------------------
                                                                   2000                1999                1998
                                                            -----------------     --------------     -----------------
                                                            Amount     Percent    Amount   Percent    Amount   Percent
                                                            ------     -------    ------   -------    ------   -------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes and
           minority interest in income of subsidiary....   $ 92,635              $72,151            $ 54,474
                                                           ========              =======            ========
         Provision for income taxes calculated
           at federal statutory income tax rates........   $ 32,422     35.0%    $25,253    35.0%   $ 19,066     35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................       (587)    (0.6)       (439)   (0.6)       (461)    (0.9)
           State income taxes...........................      1,736      1.8       1,470     2.0       1,018      1.9
           Amortization of intangibles associated
               with the purchase of subsidiaries........      1,567      1.7       1,261     1.8         864      1.6
           Reduction in deferred valuation allowance....       (405)    (0.4)       (735)   (1.0)       (568)    (1.0)
           Other, net...................................       (251)    (0.3)       (497)   (0.7)       (226)    (0.4)
                                                           --------    -----     -------    ----    --------     ----


                 Provision for income taxes.............   $ 34,482     37.2%    $26,313    36.5%   $ 19,693     36.2%
                                                           ========    =====     =======    ====    ========     ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                        2000         1999
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Net operating loss carryforwards................................    $ 47,043      30,792
                  Allowance for loan losses.......................................      29,965      27,071
                  Alternative minimum tax credits.................................       3,319       2,841
                  Disallowed losses on investment securities......................       3,197       2,443
                  Other real estate...............................................          65          15
                  Other...........................................................       5,185       3,556
                                                                                      --------    --------
                      Gross deferred tax assets...................................      88,774      66,718
                  Valuation allowance.............................................     (13,075)    (14,746)
                                                                                      --------    --------
                      Deferred tax assets, net of valuation allowance.............      75,699      51,972
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       6,151       3,332
                  Net fair value adjustment for securities available for sale.....       3,258       1,132
                  Operating leases................................................       1,313          --
                  FHLB stock dividends............................................         890       1,094
                  State taxes.....................................................         568         591
                  Other...........................................................         594         433
                                                                                      --------    --------
                      Deferred tax liabilities....................................      12,774       6,582
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 62,925      45,390
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax asset of $62.9 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $1.7 million for the year ended December 31, 2000. The decrease related to the recognition of deferred tax assets for certain loans and other real estate, and the reversal of valuation reserves resulting from the utilization of net operating loss carryforwards.
         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                                       2000       1999       1998
                                                                                       ----       ----       ----
                                                                                    (dollars expressed in thousands)

              Balance, beginning of year.........................................    $ 14,746     17,179     17,747
              Current year deferred provision, change in
                  deferred tax valuation allowance...............................        (405)      (735)      (568)
              Reduction attributable to utilization of deferred tax assets:
                 Adjustment to capital surplus...................................          --       (811)        --
                 Adjustment to intangibles associated with the
                    purchase of subsidiaries.....................................      (1,266)      (887)        --
                                                                                     --------    -------    -------
              Balance, end of year...............................................    $ 13,075     14,746     17,179
                                                                                     ========    =======    =======

         The valuation allowance for deferred tax assets at December 31, 1999 included $1.3 million that was recognized in 2000 and credited to intangibles associated with the purchase of subsidiaries. In addition, the valuation allowance for deferred tax assets at December 31, 2000 and 1999 includes $5.0 million which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and First Commercial Bancorp, Inc. as of December 31, 1994 and 1996, respectively.
         At December 31, 2000 and 1999, the accumulation of prior years' earnings representing tax bad debt deductions were approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank and FB&T would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2000 and 1999, for federal income taxes purposes, First Banks had net operating loss carryforwards of approximately $134.4 million and $88.0 million, respectively.
         The net operating loss carryforwards for First Banks expire as follows:

                                                                        (dollars expressed in thousands)

                       Year ending December 31:
                           2001.................................................   $     561
                           2002.................................................       4,562
                           2003.................................................       4,611
                           2004.................................................       4,148
                           2005.................................................      21,052
                           2006 - 2020..........................................      99,475
                                                                                   ---------
                               Total............................................   $ 134,409
                                                                                   =========

(11)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                         (dollars in thousands, except for per share data)

     Year ended December 31, 2000:
         Basic EPS - income available to common stockholders.............    $  55,321         23,661       $ 2,338.04
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,076
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  56,090         24,737       $ 2,267.41
                                                                             =========        =======       ==========

     Year ended December 31, 1999:
         Basic EPS - income available to common stockholders.............    $  43,392         23,661       $ 1,833.91
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,212
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  44,161         24,873       $ 1,775.47
                                                                             =========        =======       ==========

     Year ended December 31, 1998:
         Basic EPS - income available to common stockholders.............    $  32,724         23,661       $ 1,383.04
                                                                                                            ==========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,389
                                                                             ---------        -------
         Diluted EPS - income available to common stockholders...........    $  33,493         25,050       $ 1,337.09
                                                                             =========        =======       ==========

(12)     INTEREST RATE RISK MANAGEMENT / DERIVATIVE FINANCIAL INSTRUMENTS

         First Banks utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing First Banks' interest rate risk exposure.
         Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                                  December 31,
                                                               -------------------------------------------------
                                                                         2000                        1999
                                                                ---------------------       --------------------
                                                               Notional        Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Interest rate swap agreements - pay
       adjustable rate, receive fixed rate.................   $1,105,000       4,207        455,000        3,349
     Interest rate swap agreements - pay
       adjustable rate, receive adjustable rate............           --          --        500,000           --
     Interest rate floor agreements........................       35,000           6         35,000           13
     Interest rate cap agreements..........................      450,000       3,753         10,000           26
     Forward commitments to sell
       mortgage-backed securities..........................       32,000          --         33,000           --
                                                              ==========     =======      =========       ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through the use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated due to a change in the composition of the balance sheet. The change in the composition of the balance sheet was primarily driven by the significant decline in interest rates experienced during 1995, which caused an increase in the principal prepayments of residential mortgage loans. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million and $3.7 million for the years ended December 31, 1999 and 1998, respectively. The deferred losses on terminated swap agreements were amortized over the remaining lives of the agreements, unless the underlying liabilities were repaid, in which case the deferred losses were immediately charged to operations. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999.
         During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements. The swap agreements effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that First Banks currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for First Banks to pay quarterly and receive payment semiannually. The amount receivable by First Banks under the swap agreements was $4.1 million at December 31, 2000 and 1999, respectively, and the amount payable by First Banks under the swap agreements was $744,000 and $770,000 at December 31, 2000 and 1999, respectively.
         During May 1999, First Banks entered into $500.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for First Banks to receive an adjustable rate of interest equivalent to the daily weighted average 30-day London Interbank Offering Rate and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for First Banks to pay and receive interest on a monthly basis. In January 2000, First Banks determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements resulting in a cost of $150,000.
         During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable by First Banks under the swap agreements was $119,000 at December 31, 2000 and 1999 and the amount payable by First Banks under the swap agreements was $165,000 and $141,000 at December 31, 2000 and 1999, respectively.
         During September 2000, First Banks entered into $600.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable and payable by First Banks under the swap agreements was $1.2 million at December 31, 2000. In conjunction with these interest rate swap agreements, First Banks also entered into $450.0 million notional amount of interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements. The interest rate cap agreements provide for First Banks to receive a quarterly adjustable rate of interest equivalent to the three-month London Interbank Offering Rate, should such rate exceed the predetermined interest rate of 7.50%. At December 31, 2000, the unamortized costs associated with the interest rate cap agreements were $3.8 million, and were included in other assets, and the fair value of the interest rate cap agreements was $1.6 million.

         During September 2000, First Banks entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for First Banks to receive fixed rates of interest ranging from 6.6% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provide for First Banks to pay interest on a quarterly basis and receive interest on either a semiannual basis or an annual basis. The amount receivable by First Banks under the swap agreements was $1.0 million at December 31, 2000 and the amount payable by First Banks under the swap agreements was $119,000 at December 31, 2000.
         At December 31, 2000, First Banks had pledged investment securities available for sale with a carrying value of $8.6 million in connection with the interest rate swap agreements. In addition, at December 31, 2000, First Banks had accepted investment securities with a fair value of $19.0 million as collateral in connection with the interest rate swap agreements. First Banks is permitted by contract to sell or repledge the collateral accepted from its counterparties, however, at December 31, 2000, First Banks had not sold or repledged any of this collateral.
         The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 2000 and 1999 were as follows:

                                                               Notional   Interest rate  Interest rate     Fair
                           Maturity date                        amount        paid         received        Value
                           -------------                        ------        ----         --------        -----
                                                                        (dollars expressed in thousands)

         December 31, 2000:
             September 27, 2001...........................   $  175,000        6.80%         6.14%     $     65
             June 11, 2002................................       15,000        6.80          6.00             7
             September 13, 2001...........................       12,500        6.56          6.80            42
             September 21, 2001...........................       12,500        6.47          6.60            43
             September 16, 2002...........................      195,000        6.80          5.36        (1,776)
             September 18, 2002...........................       70,000        6.80          5.33          (690)
             September 20, 2004...........................      600,000        6.80          6.78        16,869
             March 13, 2006...............................       12,500        6.47          7.25             5
             March 22, 2006...............................       12,500        6.39          7.20             6
                                                             ----------                                --------
                                                             $1,105,000        6.70          6.43      $ 14,571
                                                             ==========      ======         =====      ========

         December 31, 1999:
             March 31, 2000...............................   $  500,000        5.84%         6.45%     $    124
             September 27, 2001...........................      175,000        5.80          6.14        (1,598)
             June 11, 2002................................       15,000        6.12          6.00          (291)
             September 16, 2002...........................      195,000        6.12          5.36        (7,325)
             September 18, 2002...........................       70,000        6.14          5.33        (2,700)
                                                             ----------                                --------
                                                             $  955,000        5.91          6.08      $(11,790)
                                                             ==========      ======         =====      ========

         First Banks also utilizes interest rate cap and floor agreements to limit the interest expense associated with certain interest-bearing liabilities and the net interest expense of certain interest rate swap agreements, respectively. At December 31, 2000 and 1999, the unamortized costs of these agreements were $6,000 and $32,000, respectively, and were included in other assets.
         During 2000 and 1998, the net interest expense realized on the derivative financial instruments was $4.7 million and $4.0 million, respectively, in comparison to net interest income of $430,000 realized on the derivative financial instruments in 1999.
         Derivative financial instruments issued by First Banks consist of commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These loan commitments, net of estimated underwriting fallout, and loans held for sale were $37.6 million and $31.5 million at December 31, 2000 and 1999, respectively. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities of $32.0 million and $33.0 million at December 31, 2000 and 1999, respectively. Gains and losses from forward contracts are deferred and included in the cost basis of loans held for sale. At December 31, 2000, the net unamortized losses were $165,000, in comparison to net unamortized gains of $838,000 at December 31, 1999. Such gains and losses were applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

(13)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully discussed in Note 12 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.
         Commitments to extend credit at December 31 were as follows:

                                                                                              December 31,
                                                                                              ------------
                                                                                            2000         1999
                                                                                            ----         ----
                                                                                   (dollars expressed in thousands)

              Commitments to extend credit..........................................   $ 1,484,278   1,310,249
              Commercial and standby letters of credit..............................        94,802      64,455
                                                                                       -----------   ---------
                                                                                       $ 1,579,080   1,374,704
                                                                                       ===========   =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.
         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary.

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

         The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                         2000                          1999
                                                               -----------------------       -----------------------
                                                              Carrying        Estimated     Carrying       Estimated
                                                                value        fair value       value       fair value
                                                                -----        ----------       -----       ----------

         Financial assets:
             Cash and cash equivalents....................   $  198,279        198,279       170,894         170,894
             Investment securities:
               Available for sale.........................      539,386        539,386       430,093         430,093
               Held to maturity...........................       24,148         24,509        21,554          21,476
             Net loans....................................    4,670,673      4,694,594     3,927,713       3,908,065
             Accrued interest receivable..................       45,226         45,226        33,491          33,491
                                                             ==========     ==========    ==========      ==========

         Financial liabilities:
             Deposits:
               Demand:
                  Non-interest-bearing....................   $  808,251        808,251       606,064         606,064
                  Interest-bearing........................      448,146        448,146       415,113         415,113
               Savings and money market...................    1,447,898      1,447,898     1,198,314       1,198,314
               Time deposits..............................    2,308,120      2,351,418     2,032,323       2,032,323
             Short-term borrowings........................      140,569        140,569        73,554          73,554
             Note payable.................................       83,000         83,000        64,000          64,000
             Accrued interest payable.....................       23,227         23,227        11,607          11,607
             Guaranteed preferred beneficial interests
               in subordinated debentures.................      182,849        185,608       127,611         127,391
                                                             ==========     ==========    ==========      ==========

         Off-balance-sheet:
             Interest rate swap, cap and floor agreements.   $    7,966         16,208         3,388         (11,742)
             Forward contracts to sell mortgage-backed
               securities.................................           --         32,393            --          32,207
             Credit commitments...........................           --          4,183            --           4,517
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

         Investment securities: The fair value of investment securities available for sale is the amount reported in the consolidated balance sheets. The fair value of investment securities held to maturity is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

         Net loans: The fair value of most loans held for portfolio was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair value of loans held for sale, which is the amount reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices are not available, the fair value is based upon quoted market prices of comparable instruments. The carrying value of loans is net of the allowance for loan losses and unearned discount.

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

         Guaranteed preferred  beneficial interests in subordinated  debentures:
The fair value is based on quoted market prices.

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

         Credit commitments: The fair value of the commitments to extend credit associated with loans held for sale in which First Banks has interest rate risk exposure are based on quoted market prices of comparable mortgage-backed securities less estimated fallout. The majority of the other commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments reported in the consolidated balance sheets approximates fair value.

(15)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer-matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation, not to exceed $10,500 for 2000. Total employer contributions under the plan were $1.1 million, $863,000 and $648,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(16)     PREFERRED STOCK

         First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board.
         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2000, 1999 and 1998.
         In addition to the Class A and Class B preferred stock, First Banks has two issues of trust preferred securities outstanding and FBA has one issue of trust preferred securities outstanding. The structure of the trust preferred securities, as further described in Note 9, satisfies the regulatory requirements for inclusion, subject to certain limitation, in First Banks' capital base.

(17)     TRANSACTIONS WITH RELATED PARTIES

         Outside of normal customer relationships, no directors or officers of First Banks, no stockholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with First Banks or its subsidiaries, other than such as arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.
         During 2000, 1999 and 1998, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his adult children, received approximately $212,000, $316,000 and $280,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.
         During 2000, 1999 and 1998, First Securities America, Inc. (FSA), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $235,000, $194,000 and $265,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.
         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $2.1 million, $2.3 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.
         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services L.P. were $19.3 million, $16.4 million and $12.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, First Services, L.P. paid First Banks $1.8 million, $1.2 million and $799,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

(18)     CAPITAL STOCK OF FIRST BANKS AMERICA, INC.

         First Banks owned 2,500,000 shares of FBA's Class B common stock and 8,741,350 shares of FBA's common stock at December 31, 2000, representing 92.86% of FBA's outstanding voting stock. In comparison, First Banks owned 2,500,000 shares of FBA's Class B common stock and 2,210,581 shares of FBA's common stock at December 31, 1999, representing 83.37% of FBA's outstanding voting stock. The increase for 2000 is attributable to FBA's issuance of 6,530,769 shares of its common stock to First Banks in conjunction with its purchase of First Bank & Trust, a wholly owned subsidiary of First Banks. This transaction, which occurred on October 31, 2000, increased First Banks' ownership interest in FBA from 84.42% to approximately 92.82%. FBA's common stock is publicly traded on the New York Stock Exchange.

(19)     REGULATORY CAPITAL

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, First Banks and the Subsidiary Banks were each well capitalized.
         As of December 31, 2000, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 2 leverage ratios as set forth in the table below.
         At December 31, 2000 and 1999, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                                                                      capitalized under
                                                               Actual              For capital        prompt corrective
                                                               ------
                                                          2000         1999     adequacy purposes     action provisions
                                                          ----         ----     -----------------     -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.21%       10.05%          8.0%                 10.0%
              First Bank..............................    10.71        10.60           8.0                  10.0
              FB&T....................................    10.58        11.17           8.0                  10.0
              BSF (1).................................    22.38          --            8.0                  10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     7.56         8.00           4.0                   6.0%
              First Bank..............................     9.46         9.35           4.0                   6.0
              FB&T....................................     9.32         9.94           4.0                   6.0
              BSF (1).................................    21.42          --            4.0                   6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.45         7.14           3.0                   5.0%
              First Bank..............................     8.49         8.10           3.0                   5.0
              FB&T....................................     9.27         9.15           3.0                   5.0
              BSF (1).................................    22.00          --            3.0                   5.0

     -----------------------------
     (1)  BSF was acquired by FBA on December 31, 2000.


(20)     DISTRIBUTION OF EARNINGS OF THE SUBSIDIARY BANKS

         The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 8, as to the amount of dividends which are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $45.2 million at December 31, 2000, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

(21)     BUSINESS SEGMENT RESULTS

         First Banks' business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of First Banks, the Subsidiary Banks and the internal reporting system that monitors performance.
         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, the Subsidiary Banks market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. The Subsidiary Banks also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing.


                                                        First Bank                               FB&T (1)
                                            ---------------------------------       ----------------------------------
                                             2000           1999         1998       2000           1999           1998
                                             ----           ----         ----       ----           ----           ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $  214,005       241,624     264,364        330,478     192,357      247,566
Loans, net of unearned discount.........   2,694,005     2,527,649   2,490,556      2,058,628   1,469,093    1,089,965
Total assets............................   3,152,885     3,028,046   3,024,600      2,733,545   1,854,827    1,504,311
Deposits................................   2,729,489     2,689,671   2,659,030      2,306,469   1,590,490    1,329,253
Stockholders' equity....................     273,848       263,466     243,673        333,186     204,617      148,239
                                          ==========    ==========   =========      =========   =========    =========


Income statement information:

Interest income.........................  $  247,290       221,195     219,609        176,902     132,407      108,662
Interest expense........................     115,421       105,231     111,656         71,167      51,544       48,320
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income................     131,869       115,964     107,953        105,735      80,863       60,342
Provision for possible loan losses......      12,250         8,890       7,250          1,877       4,183        1,750
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income after provision
       for possible loan losses.........     119,619       107,074     100,703        103,858      76,680       58,592
Noninterest income......................      32,152        32,260      29,582         12,343      10,774        8,322
Noninterest expense.....................      90,746        77,786      79,748         65,567      54,992       47,105
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income (loss) before provision
       (benefit) for income taxes and
       minority interest in income of
       subsidiary.......................      61,025        61,548      50,537         50,634      32,462       19,809
Provision (benefit) for income taxes....      20,889        20,811      17,238         20,064      12,353        8,163
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income (loss) before minority
       interest in income of subsidiary.      40,136        40,737      33,299         30,570      20,109       11,646
Minority interest in income
       of subsidiary....................          --            --          --             --          --           --
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net income.........................  $   40,136        40,737      33,299         30,570      20,109       11,646
                                          ==========    ==========   =========      =========   =========    =========

------------------------
(1)  Includes BSF, which  was acquired by FBA on December 31, 2000.
(2) Corporate and other includes $8.6 million, $7.9 million and $6.4 million of guaranteed preferred debentures expense, after applicable income tax benefit of $4.6 million, $4.2 million and $3.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri, Illinois, southern and northern California and Houston, Dallas, Irving and McKinney Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.
         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements.


                     Corporate, Other and
              Intercompany Reclassifications (2)                               Consolidated Totals
              ----------------------------------------             -------------------------------------------
               2000            1999              1998                2000             1999              1998
               ----            ----              ----                ----             ----              ----
                                               (dollars expressed in thousands)



             19,051            17,666          22,866               563,534           451,647          534,796
               (368)             (418)           (416)            4,752,265         3,996,324        3,580,105
             (9,739)          (15,126)         25,899             5,876,691         4,867,747        4,554,810
            (23,543)          (28,347)        (48,298)            5,012,415         4,251,814        3,939,985
           (254,188)         (173,178)       (128,549)              352,846           294,905          263,363
          =========         =========       =========            ==========         =========        =========




             (1,366)             (520)           (411)              422,826           353,082          327,860
              1,091             1,926           2,203               187,679           158,701          162,179
          ---------         ---------       ---------            ----------         ---------        ---------
             (2,457)           (2,446)         (2,614)              235,147           194,381          165,681
                 --                --              --                14,127            13,073            9,000
          ---------         ---------       ---------            ----------         ---------        ---------

             (2,457)           (2,446)         (2,614)              221,020           181,308          156,681
             (1,717)           (1,384)         (1,407)               42,778            41,650           36,497
             14,850            18,029          11,851               171,163           150,807          138,704
          ---------         ---------       ---------            ----------         ---------        ---------



            (19,024)          (21,859)        (15,872)               92,635            72,151           54,474
             (6,471)           (6,851)         (5,708)               34,482            26,313           19,693
          ---------         ---------       ---------             ---------         ---------        ---------

            (12,553)          (15,008)        (10,164)               58,153            45,838           34,781
              2,046             1,660           1,271                 2,046             1,660            1,271
          ---------         ---------       ---------            ----------         ---------        ---------
            (14,599)          (16,668)        (11,435)               56,107            44,178           33,510
          =========         =========       =========            ==========         =========        =========

(22)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2000 and 1999, and condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998:


                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                        -----------------
                                                                                        2000         1999
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                   Assets
                                   ------

     Cash deposited in subsidiary banks...........................................   $    8,079       4,347
     Investment securities........................................................       14,309      13,848
     Investment in subsidiaries...................................................      461,753     429,255
     Advances to FBA .............................................................       98,000          --
     Other assets.................................................................       15,333      12,278
                                                                                     ----------   ---------
           Total assets...........................................................   $  597,474     459,728
                                                                                     ==========   =========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

     Note payable................................................................    $   83,000      64,000
     Subordinated debentures.....................................................       148,196      88,918
     Accrued expenses and other liabilities......................................        13,432      11,905
                                                                                     ----------   ---------
           Total liabilities.....................................................       244,628     164,823
     Stockholders' equity........................................................       352,846     294,905
                                                                                     ----------   ---------
           Total liabilities and stockholders' equity............................    $  597,474     459,728
                                                                                     ==========   =========



                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years ended December 31,
                                                                                  ----------------------------
                                                                                  2000        1999        1998
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  43,000      25,250      23,000
       Management fees from subsidiaries..................................       17,325      12,977      10,154
       Other..............................................................        1,956       1,313       2,796
                                                                              ---------      ------     -------
           Total income...................................................       62,281      39,540      35,950
                                                                              ---------      ------     -------
     Expense:
       Interest...........................................................        3,964       3,628       3,411
       Salaries and employee benefits.....................................       12,180       8,999       7,307
       Legal, examination and professional fees...........................        2,031       7,006       1,988
       Other..............................................................       13,969      12,947      12,639
                                                                              ---------      ------     -------
           Total expense..................................................       32,144      32,580      25,345
                                                                              ---------      ------     -------
           Income before benefit for income taxes and
              equity in undistributed earnings of subsidiaries............       30,137       6,960      10,605
     Benefit for income taxes.............................................       (3,922)     (5,649)     (3,999)
                                                                              ---------      ------     -------
           Income before equity in undistributed earnings of subsidiaries.       34,059      12,609      14,604
     Equity in undistributed earnings of subsidiaries.....................       22,048      31,569      18,906
                                                                              ---------      ------     -------
           Net income.....................................................    $  56,107      44,178      33,510
                                                                              =========      ======     =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years ended December 31,
                                                                              ---------------------------------
                                                                              2000          1999           1998
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................   $  56,107        44,178         33,510
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (64,937)      (56,676)       (42,107)
           Dividends from subsidiaries.................................      43,000        25,250         23,000
           Other, net..................................................         272         1,900          4,963
                                                                          ---------      --------        -------
              Net cash provided by operating activities................      34,442        14,652         19,366
                                                                          ---------      --------        -------

     Cash flows from investing activities:
       (Increase) decrease in investment securities....................        (860)         (100)         3,000
       Investment in common securities of First Preferred II...........      (1,778)           --             --
       Acquisitions of subsidiaries....................................          --       (31,500)       (31,586)
       Capital contributions to subsidiaries...........................      (6,100)       (3,000)            --
       Return of subsidiary capital....................................          --        10,000             --
       (Increase) decrease in advances to subsidiaries.................     (98,000)           --         14,900
       Other, net......................................................      (1,464)       (3,646)        (3,350)
                                                                          ---------      --------        -------
              Net cash used in investing activities....................    (108,202)      (28,246)       (17,036)
                                                                          ---------      --------        -------

     Cash flows from financing activities:
       Increase (decrease) in note payable.............................      19,000        13,952         (5,096)
       Proceeds from issuance of First Preferred II
           subordinated debentures.....................................      59,278            --             --
       Payment of preferred stock dividends............................        (786)         (786)          (786)
                                                                          ---------      --------        -------
              Net cash provided by (used in) financing activities......      77,492        13,166         (5,882)
                                                                          ---------      --------        -------
              Net increase (decrease) in cash and cash equivalents.....       3,732          (428)        (3,552)
     Cash deposited in subsidiary banks, beginning of year.............       4,347         4,775          8,327
                                                                          ---------      --------        -------
     Cash deposited in subsidiary banks, end of year...................   $   8,079         4,347          4,775
                                                                          =========      ========        =======

     Noncash investing activities:
       Cash paid for interest..........................................   $   4,117         3,420          3,747
       Reduction of deferred tax valuation reserve.....................          --           811             --
                                                                          =========      ========        =======

(23)     CONTINGENT LIABILITIES

         In the ordinary course of business, there are various legal proceedings pending against First Banks and/or its subsidiaries. Management, in consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of First Banks or its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                             /s/KPMG LLP
                                             -----------


St. Louis, Missouri
March 16, 2001


                         DIRECTORS AND SENIOR MANAGEMENT

First Banks, Inc.

     James F. Dierberg                  Chairman of the Board and Chief Executive Officer
     Allen H. Blake                     Director, President, Chief Operating Officer and Secretary
     Michael F. Hickey                  Executive Vice President and Chief Information Officer
     Terrance M. McCarthy               Executive Vice President
     Michael F. McWhortor               Executive Vice President - Banking Support
     Frank H. Sanfilippo                Executive Vice President and Chief Financial Officer
     David L. Steward                   Director,  Chairman  of the  Board,  President  and Chief  Executive  Officer  of World Wide
                                          Technology, Inc., St. Louis, Missouri
     Mark T. Turkcan                    Executive Vice President - Mortgage Banking
     Lisa K. Vansickle                  Senior Vice President and Controller
     Donald W. Williams                 Senior Executive Vice President and Chief Credit Officer
     Douglas H. Yaeger                  Director,  Chairman  of the Board,  President  and Chief  Executive  Officer of Laclede  Gas
                                          Company, St. Louis, Missouri


First Banks America, Inc.

     James F. Dierberg                  Chairman of the Board, President and Chief Executive Officer
     Allen H. Blake                     Director, Executive Vice President, Chief Operating Officer and Secretary
     Charles A. Crocco, Jr.             Director, Counsel to the law firm of Crocco & De Maio, P.C., Mount Kisco, New York
     Albert M. Lavezzo                  Director,  President and Chief Operating Officer of the law firm of Favaro,  Lavezzo,  Gill,
                                          Caretti & Heppell, Vallejo, California
     Terrance M. McCarthy               Executive Vice President
     Frank H. Sanfilippo                Executive Vice President and Chief Financial Officer
     Ellen D. Schepman                  Director, Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri
     Edward T. Story, Jr.               Director, President and Chief Executive Officer of SOCO International, plc, Comfort, Texas
     David F. Weaver                    Executive Vice President
     Donald W. Williams                 Director,  Senior Executive Vice President and Chief Credit Officer,  First Banks, Inc., St.
                                          Louis, Missouri


First Bank

     Donald W. Williams                 Chairman of the Board, President and Chief Executive Officer
     Douglas R. Distler                 Director, Senior Vice President and Regional President
     Michael F. Hickey                  Director, Executive Vice President and Chief Information Officer
     Michael F. McWhortor               Director, Executive Vice President - Banking Support
     Frank H. Sanfilippo                Director, Executive Vice President, Chief Financial Officer and Secretary
     Mark T. Turkcan                    Director and Executive Vice President - Mortgage Banking


First Bank & Trust

     Terrance M. McCarthy               Chairman of the Board, President and Chief Executive Officer
     Norman O. Broyer                   Director, Senior Vice President and Senior Credit Officer - Southern California
     Patrick S. Day                     Director, Senior Vice President and Senior Credit Officer - Northern California
     Fred D. Jensen                     Vice Chairman of the Board
     Albert M. Lavezzo                  Director
     Kathryn L. Perrine                 Director, Senior Vice President and Chief Financial Officer
     David F. Weaver                    Director and President - Texas Region



                   DIRECTORS AND SENIOR MANAGEMENT (CONTINUED)


Bank of San Francisco

     Terrance M. McCarthy               Chairman of the Board, President and Chief Executive Officer
     Keary L. Colwell                   Executive Vice President and Chief Financial Officer
     Patrick S. Day                     Director, Senior Vice President and Senior Credit Officer
     Peter A. Goetze                    Director
     Joanne J. Haakinson                Executive Vice President and Chief Administrative Officer
     William G. Nelle, Jr.              Director, Senior Vice President - Commercial / Private Banking
     Kathryn L. Perrine                 Director



                              INVESTOR INFORMATION

         First Banks' Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed, in writing, to Frank H. Sanfilippo, First Banks, Inc., 11901 Olive Boulevard, Creve Coeur, Missouri 63141.

PREFERRED SECURITIES

         The preferred securities of First Banks are traded on the Nasdaq National Market System with the ticker symbols "FBNKO" and "FBNKN." As of March 20, 2001, there were approximately 484 record holders of First Preferred Capital Trust. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The preferred securities of First Preferred Capital Trust II are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2000 and 1999 are summarized as follows:


                      FIRST PREFERRED CAPITAL TRUST - FBNKO

                                                                       2000                1999           Dividend
                                                                  --------------      -------------
                                                                   High     Low       High      Low       Declared
                                                                   ----     ---       ----      ---     -------------

     First quarter............................................  $  25.25   23.13      27.25    25.13      $ 0.578125
     Second quarter...........................................     26.00   23.50      27.00    25.25        0.578125
     Third quarter............................................     25.13   23.50      26.63    24.94        0.578125
     Fourth quarter...........................................     25.00   23.38      26.00    23.88        0.578125



                    FIRST PREFERRED CAPITAL TRUST II - FBNKN

                                                                       2000                1999           Dividend
                                                                  --------------      -------------
                                                                   High     Low       High      Low       Declared
                                                                   ----     ---       ----      ---     -------------

     First quarter............................................  $   --      --         --       --   $            --
     Second quarter...........................................      --      --         --       --                --
     Third quarter............................................      --      --         --       --                --
     Fourth quarter...........................................     27.00   25.13       --       --          0.504888


For information concerning First Banks, please contact:

    Allen H. Blake                             Frank H. Sanfilippo
    President and Chief Operating Officer      Executive Vice President and
    11901 Olive Boulevard                        Chief Financial Officer
    Creve Coeur, Missouri 63141                11901 Olive Boulevard
    Telephone - (314) 995-8700                 Creve Coeur, Missouri 63141
                                               Telephone - (314) 995-8700


Transfer Agent:

    State Street Bank and Trust Company
    Corporate Trust Department
    P. O. Box 778
    Boston, Massachusetts 02102-0778
    Telephone - (800) 531-0368
    www.statestreet.com

                                                                    EXHIBIT 21.1



                               FIRST BANKS, INC.

                                  Subsidiaries

The  following  is  a  list  of  our   subsidiaries   and  the  jurisdiction  of
incorporation or organization.


                                                  Jurisdiction of Incorporation
     Name of Subsidiary                                 of Organization
     ------------------                                 ---------------

First Bank                                                 Missouri

  First Land Trustee Corp.                                 Missouri

  FB Commercial Finance, Inc.                              Missouri

  First Banc Mortgage, Inc.                                Missouri

  Missouri Valley Partners, Inc.                           Missouri

  Star Lane Holdings Trust Statutory Trust                 Connecticut

       Star Lane Trust                                     New York

  First Capital Group, Inc.                                New Mexico

  First Banks America, Inc.                                Delaware

       First Bank & Trust                                  California

            Eucalyptus Financial Corp.                     California

       The San Francisco Company                           Delaware

            Bank of San Francisco                          California

                 Bank of San Francisco Investors, Inc.     California