Form 10-Q
period 2001-03-31
FIRST BANKS INC
filed 2001-05-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                   Yes      X            No
                        ---------            --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                  Shares outstanding
          Class                                    at April 30, 2001
          -----                                    -----------------

Common Stock, $250.00 par value                          23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                              Page
                                                                                                              ----

     PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED):

                   CONSOLIDATED BALANCE SHEETS.........................................................         1

                   CONSOLIDATED STATEMENTS OF INCOME...................................................         3

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME..........................................................         4

                   CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................         5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................         6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS..........................................................        12

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................        24

     PART II. OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................        25

     SIGNATURES   .....................................................................................        26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)


                                                                                        March 31,     December 31,
                                                                                          2001            2000
                                                                                          ----            ----


                                      ASSETS
                                      ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    145,878         167,474
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          1,720           4,005
     Federal funds sold............................................................         51,410          26,800
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        199,008         198,279
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        389,293         539,386
     Held to maturity, at amortized cost (fair value of $24,412 and $24,507
       at March 31, 2001 and December 31, 2000, respectively)......................         23,642          24,148
                                                                                      ------------     -----------
               Total investment securities.........................................        412,935         563,534
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,508,509       1,496,284
     Real estate construction and development......................................        811,761         809,682
     Real estate mortgage..........................................................      2,208,218       2,202,857
     Consumer and installment......................................................        130,799         181,602
     Loans held for sale...........................................................        183,413          69,105
                                                                                      ------------     -----------
               Total loans.........................................................      4,842,700       4,759,530
     Unearned discount.............................................................         (7,623)         (7,265)
     Allowance for loan losses.....................................................        (77,996)        (81,592)
                                                                                      ------------     -----------
               Net loans...........................................................      4,757,081       4,670,673
                                                                                      ------------     -----------

Bank premises and equipment, net of depreciation and amortization..................        118,921         114,771
Intangibles associated with the purchase of subsidiaries, net of amortization......         82,935          85,021
Accrued interest receivable........................................................         39,717          45,226
Deferred income taxes..............................................................         71,138          75,699
Derivative instruments.............................................................         41,945              --
Other assets.......................................................................        120,395         123,488
                                                                                      ------------     -----------
               Total assets........................................................   $  5,844,075       5,876,691
                                                                                      ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED) (dollars expressed in thousands, except share and per share data)


                                                                                        March 31,     December 31,
                                                                                          2001            2000
                                                                                          ----            ----
                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    779,123         808,251
       Interest-bearing............................................................        450,586         448,146
     Savings.......................................................................      1,422,970       1,447,898
     Time:
       Time deposits of $100 or more...............................................        524,463         499,956
       Other time deposits.........................................................      1,792,718       1,808,164
                                                                                      ------------     -----------
          Total deposits...........................................................      4,969,860       5,012,415
Short-term borrowings..............................................................        150,978         140,569
Note payable.......................................................................         43,000          83,000
Accrued interest payable...........................................................         26,105          23,227
Deferred income taxes..............................................................         25,864          12,774
Accrued expenses and other liabilities.............................................         38,295          54,944
Minority interest in subsidiary....................................................         14,879          14,067
                                                                                      ------------     -----------
          Total liabilities........................................................      5,268,981       5,340,996
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        138,523         138,569
     First Banks America, Inc. subordinated debentures.............................         44,295          44,280
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        182,818         182,849
                                                                                      ------------     -----------

                               STOCKHOLDERS' EQUITY
                               --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at March 31, 2001 and December 31, 2000.....................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,595           2,267
Retained earnings..................................................................        337,736         325,580
Accumulated other comprehensive income.............................................         32,967           6,021
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        392,276         352,846
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,844,075       5,876,691
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                              -------------------
                                                                                                2001        2000
                                                                                                ----        ----
Interest income:
     Interest and fees on loans.............................................................. $ 107,062     89,678
     Investment securities...................................................................     8,480      6,870
     Federal funds sold and other............................................................       495      1,169
                                                                                              ---------   --------
         Total interest income...............................................................   116,037     97,717
                                                                                              ---------   --------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................................     1,673      1,465
       Savings...............................................................................    14,183     11,636
       Time deposits of $100 or more.........................................................     7,876      3,015
       Other time deposits...................................................................    27,189     23,907
     Short-term borrowings...................................................................     1,989      1,109
     Note payable............................................................................     1,230      1,155
                                                                                              ---------   --------
         Total interest expense..............................................................    54,140     42,287
                                                                                              ---------   --------
         Net interest income.................................................................    61,897     55,430
Provision for loan losses....................................................................     3,390      3,582
                                                                                              ---------   --------
         Net interest income after provision for loan losses.................................    58,507     51,848
                                                                                              ---------   --------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........................     5,225      4,592
     Gain on mortgage loans sold and held for sale...........................................     3,468      1,392
     Gain on sale of credit card portfolio...................................................     2,275         --
     Net (loss) gain on sales of available-for-sale securities...............................      (174)       379
     Gain on derivative instruments, net.....................................................       497         --
     Other...................................................................................     5,183      3,201
                                                                                              ---------   --------
         Total noninterest income............................................................    16,474      9,564
                                                                                              ---------   --------
Noninterest expense:
     Salaries and employee benefits..........................................................    22,452     16,891
     Occupancy, net of rental income.........................................................     4,116      3,222
     Furniture and equipment.................................................................     3,211      2,675
     Postage, printing and supplies..........................................................     1,155      1,108
     Data processing fees....................................................................     6,499      5,189
     Legal, examination and professional fees................................................     1,690        989
     Amortization of intangibles associated with the purchase of subsidiaries................     1,850      1,171
     Guaranteed preferred debentures.........................................................     4,489      3,014
     Other...................................................................................     6,156      3,534
                                                                                              ---------   --------
         Total noninterest expense...........................................................    51,618     37,793
                                                                                              ---------   --------
         Income before provision for income taxes, minority interest in income
           of subsidiary and cumulative effect of change in accounting principle.............    23,363     23,619
Provision for income taxes...................................................................     9,124      8,544
                                                                                              ---------   --------
         Income before minority interest in income of subsidiary and cumulative
           effect of change in accounting principle .........................................    14,239     15,075
Minority interest in income of subsidiary....................................................       511        488
                                                                                              ---------   --------
         Income before cumulative effect of change in accounting principle...................    13,728     14,587
Cumulative effect of change in accounting principle, net of tax..............................     1,376         --
                                                                                              ---------   --------
         Net income..........................................................................    12,352     14,587
Preferred stock dividends....................................................................       196        196
                                                                                              ---------   --------
         Net income available to common stockholders......................................... $  12,156     14,391
                                                                                              =========   ========
Earnings per common share:
    Basic:
       Income before cumulative effect of change in accounting principle..................... $  571.94     608.21
       Cumulative effect of change in accounting principle, net of tax.......................    (58.16)        --
                                                                                              ---------   --------
       Basic.................................................................................    513.78     608.21
                                                                                              =========   ========
    Diluted:
       Income before cumulative effect of change in accounting principle..................... $  561.09     589.52
       Cumulative effect of change in accounting principle, net of tax.......................    (58.16)        --
                                                                                              ---------   --------
       Diluted...............................................................................    502.93     589.52
                                                                                              =========   ========
Weighted average common stock outstanding....................................................    23,661     23,661
                                                                                              =========   ========
The accompanying notes are an integral part of the consolidated financial statements.





                                         FIRST BANKS, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
       Three months ended March 31, 2001 and 2000 and nine months ended December 31, 2000
                   (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                     Adjustable rate                                       mulated
                                                     preferred stock                                        other      Total
                                                   ------------------
                                                   Class A                                Compre-           compre-    stock-
                                                   conver-             Common    Capital  hensive Retained  hensive   holders'
                                                    tible     Class B   stock    surplus  income  earnings  income     equity
                                                    -----     -------   -----    -------  ------- --------  ------     ------

Consolidated balances, December 31, 1999.........  $12,822      241    5,915     3,318            270,259     2,350   294,905
Three months ended March 31, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   14,587    14,587       --     14,587
      Other comprehensive income, net of tax
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --     (854)       --      (854)     (854)
                                                                                         ------
      Comprehensive income.......................                                        13,733
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --       --        --               (192)       --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --       --        --                 (4)       --        (4)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (201)                --        --      (201)
                                                   -------    -----    -----     -----            -------    ------   -------
Consolidated balances, March 31, 2000............   12,822      241    5,915     3,117            284,650     1,496   308,241
Nine months ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   41,520    41,520        --    41,520
      Other comprehensive income, net of tax
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    4,525        --     4,525     4,525
                                                                                         ------
      Comprehensive income.......................                                        46,045
                                                                                         ======
    Class A preferred stock dividends,
      $0.90 per share............................       --       --       --        --               (577)       --      (577)
    Class B preferred stock dividends,
      $0.08 per share............................       --       --       --        --                (13)       --       (13)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (850)                --        --      (850)
                                                   -------    -----    -----     -----            -------    ------   -------
Consolidated balances, December 31, 2000.........   12,822      241    5,915     2,267            325,580     6,021   352,846
Three months ended March 31, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   12,352    12,352        --    12,352
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    5,471        --     5,471     5,471
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --       --        --    9,069        --     9,069     9,069
          Current period transactions............       --       --       --        --   12,406        --    12,406    12,406
          Reclassification to earnings...........       --       --       --        --       --        --        --        --
                                                                                         ------
      Comprehensive income.......................                                        39,298
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --       --        --               (192)       --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --       --        --                 (4)       --        (4)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --       328                 --        --       328
                                                   -------    -----    -----     -----            -------    ------   -------
Consolidated balances, March 31, 2001............  $12,822      241    5,915     2,595            337,736    32,967   392,276
                                                   =======    =====    =====     =====            =======    ======   =======


-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                   Three months ended       Nine months ended
                                                                                        March 31,              December 31,
                                                                                        --------               ------------
                                                                                   2001         2000               2000
                                                                                   ----         ----               ----

     Unrealized gains (losses) on investment securities
        arising during the period.............................................    $5,358         (608)             4,388
     Less reclassification adjustment for (losses) gains
        included in net income................................................      (113)         246               (137)
                                                                                  ------       ------             ------
     Unrealized gains (losses) on investment securities.......................    $5,471         (854)             4,525
                                                                                  ======       ======             ======

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                              ---------------------
                                                                                               2001           2000
                                                                                               ----           ----

Cash flows from operating activities:
     Net income...........................................................................   $ 12,352        14,587
     Adjustments to reconcile net income to net cash used in operating activities:
     Cumulative effect of change in accounting principle, net of tax......................      1,376            --
       Depreciation and amortization of bank premises and equipment.......................      3,219         2,220
       Amortization, net of accretion.....................................................      1,783         1,841
       Originations and purchases of loans held for sale..................................   (331,761)      (94,450)
       Proceeds from the sale of loans held for sale......................................    187,174        62,671
       Provision for loan losses..........................................................      3,390         3,582
       Provision for income taxes.........................................................      9,124         8,544
       (Payments) refunds of income taxes.................................................    (16,990)           75
       Decrease in accrued interest receivable............................................      5,509         2,499
       Interest accrued on liabilities....................................................     54,140        42,287
       Payments of interest on liabilities................................................    (51,262)      (42,203)
       Gain on sale of credit card portfolio..............................................     (2,275)           --
       Other operating activities, net....................................................    (10,363)       (5,711)
       Minority interest in income of subsidiary..........................................        511           488
                                                                                             --------     ---------
         Net cash used in operating activities............................................   (134,073)       (3,570)
                                                                                             --------     ---------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...........         --        (2,709)
     Proceeds from sales of investment securities available for sale......................     67,918         8,148
     Maturities of investment securities available for sale...............................    121,101       135,151
     Maturities of investment securities held to maturity.................................        500           670
     Purchases of investment securities available for sale................................    (18,991)     (109,481)
     Purchases of investment securities held to maturity..................................         --          (489)
     Net decrease (increase) in loans.....................................................     42,612      (155,830)
     Recoveries of loans previously charged-off...........................................      1,917         4,081
     Purchases of bank premises and equipment.............................................     (7,411)       (5,247)
     Other investing activities, net......................................................        519         1,316
                                                                                             --------     ---------
         Net cash provided by (used in) investing activities..............................    208,165      (124,390)
                                                                                             --------     ---------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits...................................    (51,616)       42,873
     Increase in time deposits............................................................      8,134        89,177
     Increase in securities sold under agreements to repurchase...........................     10,409        25,058
     Advances drawn on note payable.......................................................         --        10,000
     Repayments of note payable...........................................................    (40,000)           --
     Payment of preferred stock dividends.................................................       (196)         (196)
     Other financing activities, net......................................................        (94)           --
                                                                                             --------     ---------
         Net cash (used in) provided by financing activities..............................    (73,363)      166,912
                                                                                             --------     ---------
         Net increase in cash and cash equivalents........................................        729        38,952
Cash and cash equivalents, beginning of period............................................    198,279       170,894
                                                                                             --------     ---------
Cash and cash equivalents, end of period..................................................   $199,008       209,846
                                                                                             ========     =========

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................   $    451           558
     Reductions of deferred tax asset valuation reserve...................................        541            --
     Loans held for sale transferred to mortgage-backed securities........................     10,522            --
     Loans held for sale transferred to loans.............................................     18,195        21,568
                                                                                             ========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

         First Banks operates through its subsidiary bank holding companies and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

      First Bank, headquartered in St. Louis County, Missouri;
      First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in St. Louis County, Missouri
        (FBA),  and its wholly owned subsidiary:
           The San Francisco Company, headquartered in San Francisco, California
              (SFC),  and  its  wholly-owned  subsidiary:
                 First Bank & Trust, headquartered in San Francisco, California (FB&T).

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 93.15% and 92.86% owned by First Banks at March 31, 2001 and December 31, 2000, respectively.

(2)      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         First Banks utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of First Banks' accounting policies for derivative instruments and hedging activities under SFAS 133, as amended:

         Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value.
Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item (liabilities) attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in earnings on each quarterly measurement date.

         Interest Rate Lock Commitments. Commitments to originate loans (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Changes in the fair value are recognized in noninterest income on a monthly basis.

         Forward Contracts to Sell Mortgage-Backed Securities. Forward contracts to sell mortgage-backed securities are recorded at fair value. Changes in the fair value of forward contracts to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

         On January 1, 2001, First Banks implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in an increase in derivative instruments of $12.5 million, an increase in deferred tax liabilities of $5.1 million and an increase in other comprehensive income of $9.1 million. In addition, First Banks recorded a cumulative effect of change in accounting principle of $1.4 million, net of taxes of $741,000, as a reduction of net income.

(3)      EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)

     Three months ended March 31, 2001:
         Basic EPS - income before cumulative effect.....................    $  13,532         23,661      $   571.94
         Cumulative effect of change in accounting principle, net of tax.       (1,376)            --          (58.16)
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       12,156         23,661          513.78
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            893             --
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  12,348         24,554      $   502.93
                                                                             =========        =======      ==========

     Three months ended March 31, 2000:
         Basic EPS - income available to common stockholders.............    $  14,391         23,661      $   608.21
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192          1,076             --
                                                                             ---------        -------      ---------
         Diluted EPS - income available to common stockholders...........    $  14,583         24,737      $   589.52
                                                                             =========        =======      ==========

(4)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $731,000 and $535,000 for the three months ended March 31, 2001, and 2000, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $5.3 million and $4.5 million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 and 2000, First Services, L.P. paid First
Banks $486,000 and $454,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks. The fees paid by First Banks for data processing services and the rental fees charged by First Banks are at least as favorable as could have been obtained from unaffiliated third parties.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2001, First Banks and the Subsidiary Banks were each well capitalized.

         As of March 31, 2001, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At March 31, 2001 and December 31, 2000, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                               Actual                                 capitalized under
                                                               ------
                                                        March 31,  December 31,      For capital      prompt corrective
                                                          2001         2000       adequacy purposes   action provisions
                                                          ----         ----       -----------------   -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.46%       10.21%            8.0%               10.0%
              First Bank..............................    10.45        10.71             8.0                10.0
              FB&T....................................    10.59        10.58             8.0                10.0
              BSF (1).................................      --         22.38             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     7.87%        7.56             4.0                 6.0
              First Bank..............................     9.20         9.46             4.0                 6.0
              FB&T................................9.34     9.32         4.0              6.0
              BSF (1)                                       --         21.42             4.0                 6.0

         Tier 1 capital (to average assets):
              First Banks.............................     7.27%        7.45             3.0                 5.0
              First Bank..............................     8.32         8.49             3.0                 5.0
              FB&T....................................     8.89         9.27             3.0                 5.0
              BSF (1).................................      --         22.00             3.0                 5.0
              ---------------------
              (1) BSF was acquired by FBA on December 31, 2000. FB&T was merged with and into BSF on March 29, 2001, and was renamed FB&T.


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

         Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri, Illinois, southern and northern California and Houston, Dallas, Irving and McKinney, Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.




         The business segment results are summarized as follows:



                                                                             First Bank                First Bank & Trust (1)
                                                                     --------------------------      -------------------------
                                                                       March 31,   December 31,         March 31, December 31,
                                                                         2001          2000               2001        2000
                                                                         ----          ----               ----        ----
                                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities...........................................     $   175,361         214,005        217,295        330,478
Loans, net of unearned discount.................................       2,813,757       2,694,005      2,021,737      2,058,628
Total assets....................................................       3,260,105       3,152,885      2,660,924      2,733,545
Deposits........................................................       2,743,906       2,729,489      2,241,177      2,306,469
Stockholders' equity............................................         284,821         273,848        321,343        333,186
                                                                     ===========       =========       ========     ==========





                                                                              First Bank                First Bank & Trust (1)
                                                                           Three months end               Three months ended
                                                                               March 31,                       March 31,
                                                                      --------------------------        ---------------------
                                                                       2001                2000           2001        2000
                                                                       ----                ----           ----        ----

Income statement information:

Interest income.................................................     $    61,595          58,758         54,739      38,807
Interest expense................................................          31,176          26,252         22,340      15,098
                                                                     -----------       ---------        -------     -------
     Net interest income........................................          30,419          32,506         32,399      23,709
Provision for loan losses.......................................           3,300           2,600             90         982
                                                                     -----------       ---------        -------     -------
     Net interest income after
       provision for loan losses................................          27,119          29,906         32,309      22,727
Noninterest income..............................................          12,432           6,994          4,510       3,046
Noninterest expense.............................................          24,306          19,806         20,792      14,682
                                                                     -----------       ---------        -------     -------
     Income (loss) before provision (benefit)
       for income taxes, minority
       interest in income of subsidiary and cumulative
       of change in accounting principle.......................           15,245          17,094         16,027      11,091
Provision (benefit) for income taxes...........................            5,327           5,833          6,284       4,396
                                                                     -----------       ---------        -------     -------
     Income (loss) before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle.....................................           9,918          11,261          9,743       6,695
Minority interest in income of subsidiary.......................              --              --             --          --
                                                                     -----------       ---------        -------     -------
     Income before cumulative effect of change in
       accounting principle.....................................           9,918          11,261          9,743       6,695
Cumulative effect of change in accounting principle,
  net of tax....................................................             917              --            459          --
                                                                     -----------       ---------        -------     -------
     Net income.................................................           9,001          11,261          9,284       6,695
                                                                     ===========       =========        =======     =======

---------------------------
(1) Includes BSF, which was acquired by FBA on December 31, 2000. FB&T was merged with and into BSF on March 29, 2001, and was renamed FB&T.
(2) Corporate and other includes $2.9 million and $2.0 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.6 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively. In addition, corporate and other includes FCG and holding company expenses.




                                     Corporate and other
                              intercompany reclassifications (2)                      Consolidated totals
                              ----------------------------------                  ------------------------------
                               March 31,          December 31,                    March 31,         December 31,
                                 2001                 2000                          2001                2000
                                 ----                 ----                          ----                ----
                                                          (dollars expressed in thousands)



                                20,279                19,051                       412,935             563,534
                                  (417)                 (368)                    4,835,077           4,752,265
                               (76,954)               (9,739)                    5,844,075           5,876,691
                               (15,223)              (23,543)                    4,969,860           5,012,415
                              (213,888)             (254,188)                      392,276             352,846
                             =========              ========                      ========           =========




                                 Corporate, other and (2)
                             intercompany reclassifications                           Consolidated totals
                             ------------------------------                           -------------------
                                   Three months ended                                 Three months ended
                                        March 31,                                          March 31,
                             -------------------------------                    --------------------------------
                               2001                   2000                       2001                     2000
                               ----                   ----                       ----                     ----



                                  (297)                 152                      116,037                 97,717
                                   624                  937                       54,140                 42,287
                             ---------              -------                     --------                -------
                                  (921)                (785)                      61,897                 55,430
                                    --                   --                        3,390                  3,582
                             ---------              -------                     --------                -------

                                  (921)                (785)                      58,507                 51,848
                                  (468)                (476)                      16,474                  9,564
                                 6,520                3,305                       51,618                 37,793
                             ---------              -------                     --------                -------


                                (7,909)              (4,566)                      23,363                 23,619
                                (2,487)              (1,685)                       9,124                  8,544
                             ---------              -------                     --------                -------


                                (5,422)              (2,881)                      14,239                 15,075
                                   511                  488                          511                    488
                             ---------              -------                     --------                -------

                                (5,933)              (3,369)                      13,728                 14,587
                                    --                   --                        1,376                     --
                             ---------              -------                     --------                -------
                                (5,933)              (3,369)                      12,352                 14,587
                             =========              =======                     ========                =======


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 138 branch offices throughout California, Illinois, Missouri and Texas. At March 31, 2001, we had total assets of $5.84 billion, loans, net of unearned discount, of $4.84 billion, total deposits of $4.97 billion and total stockholders' equity of $392.3 million.

         We operate through two subsidiary banks, two subsidiary bank holding companies, and through our subsidiary leasing company, as follows:

         First Bank, headquartered in St. Louis County, Missouri;
         First  Capital  Group,  Inc.,  or  FCG,  headquartered  in Albuquerque,
           New Mexico;
         First Banks America,  Inc., or FBA,  headquartered in St. Louis County,
            Missouri,  and its wholly owned subsidiary:
                The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly-owned subsidiary:
                    First Bank & Trust, or FB&T, headquartered in San Francisco, California.

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.15% and 92.86% of FBA at March 31, 2001 and December 31, 2000, respectively.

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

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors or each unit. However, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

                               Financial Condition

         Our total assets were $5.84 billion and $5.88 billion at March 31, 2001 and December 31, 2000, respectively. The decrease in total assets is primarily attributable to an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000. Loans, net of unearned discount, increased by $82.8 million, which is further discussed under "--Loans and Allowance for Loan Losses." Investment securities decreased by $150.6 million to $412.9 million at March 31, 2001 from $563.5 million at December 31, 2000. We attribute the decrease in investment securities primarily to the liquidation of certain investment securities acquired through acquisition that did not meet our investment objectives and a higher than normal level of investment security calls experienced during the three months ended March 31, 2001. The funds generated from the reduction of investment securities were utilized to fund loan growth, with the remaining funds being utilized to fund the deposit attrition. Offsetting the overall reduction in total assets was an increase in derivative instruments of $41.9 million, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. Total deposits decreased by $40.0 million to $4.97 billion at March 31, 2001 from $5.01 billion at December 31, 2000, which reflects an anticipated level of attrition associated with our fourth quarter acquisitions as well as normal cyclical trends typically experienced during the first quarter of each calendar year. Short-term borrowings increased by $10.4 million to $151.0 million at March 31, 2001, reflecting an increase in securities sold under agreements to repurchase. Our note payable decreased by $40.0 million to $43.0 million at March 31, 2001 from $83.0 million at December 31, 2000. The reduction of our note payable was funded with dividends from our subsidiaries and a capital reduction of $23.0 million that was recorded in conjunction with the merger of our former subsidiary, First Bank & Trust, with and into Bank of San Francisco, effective March 29, 2001. In conjunction with this merger, Bank of San Francisco was renamed FB&T. In addition, accrued expenses and other liabilities decreased by $16.6 million to $38.3 million at March 31, 2001 from $54.9 million at December 31, 2000. We attribute the majority of this decrease to our first quarter tax payments.


                              Results of Operations

Net Income

         Net income was $12.4 million for the three months ended March 31, 2001 compared to $14.6 million for the comparable period in 2000, representing a decrease of 15.1%. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income was $13.7 million for the three months ended March 31, 2001. The primary factors that led to the decline in our earnings for the three months ended March 31, 2001 were the recent reductions in the prime lending rate and higher operating expenses. Net interest income improved primarily as a result of increased earning assets generated through internal loan growth as well as our acquisitions of Lippo Bank, certain assets of FCG, Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. However, the improvement in net interest income was partially mitigated by several reductions in the prime lending rate that occurred during the first quarter of 2001. During the three months ended March 31, 2001 and 2000, noninterest income improved to $16.5 million from $9.6 million, respectively, as further discussed under "--Noninterest Income."

         The improvement in net interest income and noninterest income was slightly more offset by increased operating expenses of $13.8 million to $51.6 million from $37.8 million for the three months ended March 31, 2001 and 2000, respectively. The increased operating expenses are primarily attributable to the operating expenses of the aforementioned acquisitions subsequent to their respective acquisition dates, increased salaries and employee benefit expenses, increased data processing fees, increased legal, examination and professional fees and increased amortization of intangibles associated with the purchase of the aforementioned entities. Additionally, guaranteed preferred debentures expense of $1.5 million on the trust preferred securities issued by First Preferred Capital Trust II in October 2000 further contributed to the overall increase in operating expenses. These higher operating expenses are reflective of significant investments that we have made in personnel, technology, capital expenditures and new business lines in conjunction with our overall strategic growth plan. The payback on these investments is expected to occur over a longer period of time through higher and more diversified revenue streams.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) improved to $62.1 million, or 4.75% of interest-earning assets, for the three months ended March 31, 2001, from $55.6 million, or 4.85% of interest-earning assets, for the comparable period in 2000. We credit the improved net interest income primarily to the net interest-earning assets provided by our aforementioned acquisitions completed during 2000, internal loan growth, increased yields on interest-earning assets and earnings on our interest rate swap agreements that we entered into in conjunction with our risk management program.

         Average loans, net of unearned discount, increased by $710.0 million to $4.80 billion for the three months ended March 31, 2001 from $4.09 billion for the comparable period in 2000. The yield on our loan portfolio increased to 9.06% for the three months ended March 31, 2001, in comparison to 8.83% for the comparable period in 2000. Although yields on our interest-earning assets have improved for the three months ended March 31, 2001, our net interest rate margin declined 10 basis points. We attribute the decline in our net interest rate margin primarily to the recent declines in the prime lending rate, which we anticipate will continue to occur in the upcoming months. During the period from January 1, 2001 through March 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate three times, resulting in three decreases in the prime rate of interest from 9.5% to 8.0%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three months ended March 31, 2001, these agreements provided income of $973,000, in comparison to expense of $652,000 incurred for the comparable period in 2000.

         The improved yield earned on our interest-earning assets was partially offset by an increased rate paid on our interest-bearing liabilities. For the three months ended March 31, 2001, the aggregate weighted average rate paid on our deposit portfolio increased to 4.90% from 4.31% for the comparable period in 2000, reflecting increased rates paid by us to attract and retain deposits as a result of the high level of competition within our market areas. In addition, the aggregate weighted average rate paid on our notes payable and other borrowings increased to 7.25% for the three months ended March 31, 2001 from 7.13% for the comparable period in 2000. Amounts outstanding under our $120.0 million line of credit with a group of unaffiliated banks bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source, so that increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a higher level of borrowings occurring during the fourth quarter of 2000.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and our resulting net interest income for the periods indicated.

                                                                         For the three months ended March 31,
                                                               -----------------------------------------------------
                                                                         2001                         2000
                                                               ------------------------     ------------------------
                                                                        Interest                     Interest
                                                               Average   income/ Yield/     Average  income/  Yield/
                                                               balance   expense  rate      balance  expense   rate
                                                               -------   -------  ----      -------  -------   ----
                                                                         (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3)(4) .................................  $ 4,797,109  107,138   9.06% $4,086,591   89,753   8.83%
    Investment securities (4) ............................      469,178    8,606   7.44     440,803    7,002   6.39
    Federal funds sold....................................       29,257      428   5.93      81,320    1,126   5.57
    Other.................................................        3,133       67   8.67       2,231       43   7.75
                                                            ----------- --------         ----------  -------
         Total interest-earning assets....................    5,298,677  116,239   8.90   4,610,945   97,924   8.54
                                                                        --------                     -------
Nonearning assets.........................................      507,906                     368,737
                                                            -----------                  ----------
         Total assets.....................................  $ 5,806,583                  $4,979,682
                                                            ===========                  ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...................  $   454,497    1,673   1.49% $  423,088    1,465   1.39%
       Savings deposits...................................    1,425,876   14,183   4.03   1,225,323   11,636   3.82
       Time deposits of $100 or more (3)..................      519,358    7,876   6.15     236,937    3,014   5.12
       Other time deposits (3)............................    1,812,460   27,189   6.08   1,847,003   23,908   5.21
                                                            ----------- --------         ----------  -------
         Total interest-bearing deposits..................    4,212,191   50,921   4.90   3,732,351   40,023   4.31
    Short-term borrowings.................................      158,773    1,989   5.08      87,183    1,109   5.12
    Notes payable and other...............................       68,806    1,230   7.25      65,126    1,155   7.13
                                                             ---------- --------         ----------  -------
         Total interest-bearing liabilities...............    4,439,770   54,140   4.95   3,884,660   42,287   4.38
                                                                        --------                     -------
Noninterest-bearing liabilities:
    Demand deposits.......................................      711,523                     587,417
    Other liabilities.....................................      294,761                     212,342
                                                            -----------                  ----------
         Total liabilities................................    5,446,054                   4,684,419
Stockholders' equity......................................      360,529                     295,263
                                                            -----------                  ----------
         Total liabilities and stockholders' equity.......  $ 5,806,583                  $4,979,682
                                                            ===========                  ==========
Net interest income.......................................                62,099                     55,637
                                                                        ========                     ======
Interest rate spread......................................                         3.95%                       4.16%
Net interest margin.......................................                         4.75                        4.85
                                                                                   ====                        ====

     ------------------------
(1)   Nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $202,000 and $207,000 for the three months ended March 31, 2001 and 2000, respectively.

Provision for Loan Losses

         The provision for loan losses was $3.4 million and $3.6 million for the three months ended March 31, 2001 and 2000, respectively. We attribute the slight decrease in the provision for loan losses primarily to management's overall assessment of the adequacy of the allowance for loan losses. Loan charge-offs were $8.9 million for the three months ended March 31, 2001, in comparison to $3.2 million for the comparable period in 2000. Included in 2001 loan charge-offs is a single loan in the amount of $4.5 million that was charged-off due to suspected fraud on the part of the borrower. Excluding the large individual charge-off, we attribute the increase in loan charge-offs primarily to the recent general slow down in economic conditions prevalent in our markets, which we anticipate will continue in the upcoming months. Loan recoveries were $1.9 million for the three months ended March 31, 2001, in comparison to $4.1 million for the comparable period in 2000. Loan recoveries for the three months ended March 31, 2000 included a recovery of $1.3 million on a single credit relationship. Nonperforming assets and past-due loans have increased during the three months ended March 31, 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses and concluded that no additional provision for loan losses was necessary.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $16.5 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues, a gain on the sale of our credit card portfolio and other income.

         Service charges on deposit accounts and customer service fees were $5.2 million and $4.6 million for the three months ended March 31, 2001 and 2000, respectively. We attribute the increase in service charges and customer service fees to:

     >>   increased deposit balances provided by internal growth;

     >>   our acquisitions completed during 2000;

     >>   additional   products  and  services  available  and utilized  by  our
          expanding  base of retail and  commercial customers;

     >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000, and enhanced control of fee waivers; and

     >> increased income associated with automatic teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale was $3.5 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively. The overall increase for the three months ended March 31, 2001 is primarily attributable to a significant increase in the volume of loans originated and sold resulting from loan refinancings due to reductions in mortgage loan rates experienced in recent months. We also attribute the increase to the continued expansion of our mortgage banking activities into new and existing markets.

         During the three months ended March 31, 2001, we recorded a $2.3 million pre-tax gain on the sale of our credit card portfolio. This gain is solely attributable to the sale of our credit card portfolio as a result of a strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Noninterest income for the three months ended March 31, 2001 also included a net loss on the sale of available-for-sale investment securities of $174,000, in comparison to a net gain on the sale of available-for-sale investment securities of $379,000 for the comparable period in 2000. The net loss for 2001 resulted primarily from the liquidation of certain equity investment securities held by FBA that resulted in a loss of $134,000, whereas the net gain in 2000 resulted primarily from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         The net gain on derivative instruments is solely attributable to changes in the fair value of our interest rate cap agreements and interest rate floor agreements, and results from the implementation of SFAS No. 133, as amended, on January 1, 2001. See Note 2 to our accompanying consolidated financial statements.

         Other income was $5.2 million and $3.2 million for the three months ended March 31, 2001 and 2000, respectively. We attribute the primary components of the increase to:

     >>   our acquisitions completed during 2000;

     >> increased portfolio management fee income of $667,000 associated with with our Institutional Money Management Division, which was formed in in August 2000;

     >> increased brokerage revenue, which is primarily associated with the the stock option services acquired in conjunction with our acquisition of Bank of San Francisco;

     >>   increased  rental  income  of  $413,000 associated with our commercial
          leasing   activities  that  were  acquired  in  conjunction  with  our acquisition of FCG in February 2000.

     >> increased earnings associated with our international banking products, which were initially offered in March 2000; and

     >> income of approximately $300,000 associated with equipment leasing activities that were acquired in conjunction with our acquisition of of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $51.6 million for the three months ended March 31, 2001, in comparison to $37.8 million for the comparable period in 2000. The increase reflects:

     >> the noninterest expense of our acquisitions completed during 2000 subsequent to the respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions;

     >>   increased salaries and employee benefit expenses;

     >>   increased data processing fees;

     >>   increased legal, examination and professional fees;

     >> increased amortization of intangibles associated with the purchase of subsidiaries; and

     >>   increased guaranteed preferred debentures expense.

         Salaries and employee benefits were $22.5 million and $16.9 million for the three months ended March 31, 2001 and 2000, respectively. We primarily associate the increase with our 2000 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2000 to enhance executive and senior management expertise, improve technological support, strengthen centralized operational functions and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $7.3 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively. We primarily attribute the increase to our aforementioned acquisitions, the relocation of certain branches and operational areas and increased depreciation expense associated with numerous capital expenditures.

         Data processing fees were $6.5 million and $5.2 million for the three months ended March 31, 2001 and 2000, respectively. As more fully described in
Note 4 to our accompanying consolidated financial statements, First Services, L.P. provides data processing and various related services to our subsidiaries and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank and Commercial Bank of San Francisco, completed in February 2001 and March 2001, respectively.

         Legal, examination and professional fees were $1.7 million and $989,000 for the three months ended March 31, 2001 and 2000, respectively. We primarily attribute the increase in these fees to the ongoing professional services utilized by certain of our acquired entities, increased professional fees associated with our Institutional Money Management Division, which was formed in August 2000, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation, which we expect to continue in the near future.

         Amortization of intangibles associated with the purchase of subsidiaries was $1.9 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase for 2001 is attributable to amortization of the cost in excess of the fair value of the net assets acquired of the six acquisitions that we completed during 2000.

         Guaranteed preferred debentures expense increased by $1.5 million to $4.5 million from $3.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase for 2001 is solely attributable to the issuance of trust preferred securities in October 2000 by our financing subsidiary, First Preferred Capital Trust II.

         Other expense was $6.2 million and $3.5 million for the three months ended March 31, 2001 and 2000, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense to:

     >>  our acquisitions completed during 2000;

     >> increased advertising and business development expenses associated with various product and service initiatives and enhancements;

     >>  increased   travel   expenses   primarily   associated   with  business
         evelopment  efforts  and   the  ongoing  integration  of  the  recently
         acquired entities into our corporate culture and systems; and

     >>  overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $9.1 million and $8.5 million for the three months ended March 31, 2001 and 2000, representing an effective income tax rate of 39.1% and 36.2%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2001 is primarily attributable to

     >> the increase in amortization of intangibles associated with the purchase of subsidiaries; and

     >> a reduction of the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.


                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. We limit the use of such derivative financial instruments to reduce our interest rate exposure. The derivative instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                                    March 31, 2001             December 31, 2000
                                                                ----------------------      ----------------------
                                                                Notional       Credit       Notional       Credit
                                                                amount        exposure       amount       exposure
                                                                ------        --------       ------       --------
                                                                         (dollars expressed in thousands)

     Cash flow hedges.......................................  $1,255,000         291      1,055,000        3,449
     Fair value hedges......................................     250,000         873         50,000          758
     Interest rate floor agreements.........................     310,000       5,453         35,000            6
     Interest rate cap agreements...........................     450,000       1,352        450,000        3,753
     Interest rate lock commitments.........................      30,100          --          4,100           --
     Forward commitments to sell mortgage-backed securities.      98,000          --         32,000           --
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

         During 1998, we entered into $280.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, initially provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $845,000 and $4.1 million at March 31, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $654,000 and $744,000 at March 31, 2001 and December 31, 2000, respectively.

         During September 1999, we entered into $175.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which had been designated as cash flow hedges, provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $985,000. The amount receivable by us under the swap agreements was $119,000 at December 31, 2000, and the amount payable by us under the swap agreements was $165,000 at December 31, 2000.

         During September 2000, we entered into $600.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $1.2 million at March 31, 2001 and December 31, 2000, and the amount payable by us under the swap agreements was $1.1 million and $1.2 million at March 31, 2001 and December 31, 2000, respectively. In conjunction with these interest rate swap agreements, we also entered into $450.0 million notional amount of interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements. The interest rate cap agreements have maturity dates of September 20, 2004 and provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed 7.50%. At March 31, 2001 and December 31, 2000, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the accompanying consolidated balance sheet, was $1.4 million and $3.8 million, respectively.

         During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest either on a semiannual basis or an annual basis. The amount receivable by us under the swap agreements was $967,000 and $1.0 million at March 31, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $94,000 and $119,000 at March 31, 2001 and December 31, 2000, respectively.

         During January 2001, we entered into $200.0 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $2.5 million at March 31, 2001, and the amount payable by us under the swap agreements was $2.6 million at March 31, 2001.

         During January 2001, we also entered into $200.0 million notional amount of an interest rate floor agreements to further stabilize our net interest income in the event of a falling rate scenario. The interest rate floor agreements have maturity dates of January 9, 2004, and provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 5.50% should the three-month London Interbank Offering Rate fall below 5.50%. At March 31, 2001, the carrying value of these interest rate floor agreements, which is included in derivative instruments in the accompanying consolidated balance sheet, was $4.5 million.

         During March 2001, we entered into $200.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $291,000 at March 31, 2001, and the amount payable by us under the swap agreements was $317,000 at March 31, 2001.

         During March 2001, we also entered into $75.0 million notional amount of an interest rate floor agreement to further stabilize our net interest income in the event of a falling rate scenario. The interest rate floor agreement has a maturity date of March 21, 2004, and provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 5.00% should the three-month London Interbank Offering Rate fall below 5.00%. At March 31, 2001, the carrying value of this interest rate floor agreement, which is included in derivative instruments in the accompanying consolidated balance sheet, was $1.0 million.

         During the three months ended March 31, 2001, the net interest income realized on our derivative financial instruments was $973,000, in comparison to net interest expense of $652,000 realized on our derivative financial instruments for the comparable period in 2000.

         At March 31, 2001, we had pledged investment securities available for sale with a carrying value of $9.6 million in connection with our interest rate swap agreements. In addition, at March 31, 2001, we had accepted investment securities with a fair value of $31.4 million as collateral in connection with the interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at March 31, 2001, we had not sold or repledged any of this collateral.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of March 31, 2001 and December 31, 2000 were as follows:

                                                                  Notional   Interest rate  Interest rate    Fair
                          Maturity date                            amount        paid         received       value
                          -------------                            ------        ----         --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2001:
             September 13, 2001..............................  $   12,500        5.02%         6.80%     $     103
             September 21, 2001..............................      12,500        4.83          6.60            109
             September 27, 2001..............................     175,000        5.30          6.14          1,164
             June 11, 2002...................................      15,000        5.30          6.00            219
             September 16, 2002..............................     195,000        5.30          5.36          1,619
             September 18, 2002..............................      70,000        5.30          5.33            549
             January 9, 2004.................................      50,000        5.70          5.37            397
             September 20, 2004..............................     600,000        5.30          6.78         30,630
             March 21, 2005..................................     200,000        5.18          5.24             33
             January 9, 2006.................................     150,000        5.70          5.51            648
             March 13, 2006..................................      12,500        4.93          7.25           (171)
             March 22, 2006..................................      12,500        4.78          7.20           (160)
                                                               ----------                                ---------
                                                               $1,505,000        5.32          6.07      $  35,140
                                                               ==========       =====         =====      =========

         December 31, 2000:
             September 13, 2001..............................  $   12,500        6.56%         6.80%            42
             September 21, 2001..............................      12,500        6.47          6.60             43
             September 27, 2001..............................     175,000        6.80          6.14             65
             June 11, 2002...................................      15,000        6.80          6.00              7
             September 16, 2002..............................     195,000        6.80          5.36         (1,776)
             September 18, 2002..............................      70,000        6.80          5.33           (690)
             September 20, 2004..............................     600,000        6.80          6.78         16,869
             March 13, 2006..................................      12,500        6.47          7.25              5
             March 22, 2006..................................      12,500        6.39          7.20              6
                                                               ----------                                ---------
                                                               $1,105,000        6.70          6.43      $  14,571
                                                               ==========       =====         =====      =========


                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.3% and 91.8% of total interest income for the three months ended March 31, 2001 and 2000, respectively. Total loans, net of unearned discount, increased $90.0 million to $4.84 billion, or 82.7% of total assets, at March 31, 2001, compared to $4.75 billion, or 80.9% of total assets, at December 31, 2000. The increase in loans, as summarized on our consolidated balance sheets, is primarily attributable to an increase of $114.3 million in our loans held for sale portfolio to $183.4 million at March 31, 2001 from $69.1 million at December 31, 2000. We attribute this increase to be the direct result of a significantly higher volume of residential mortgage loans originated, including both new fundings as well as refinancings, as a result of declining interest rates experienced during the first quarter of 2001. This increase was partially offset by a decline in our consumer and installment portfolio, net of unearned discount, to $123.2 million at March 31, 2001 from $174.3 million at December 31, 2000. This decrease reflects reductions in new loan volumes, repayment of principal on the existing portfolio and the sale of our credit card portfolio, and is also consistent with our objectives of de-emphasizing indirect automobile lending and expanding commercial lending. In addition, the overall increase in loans, net of unearned discount, was further offset by an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000. While we anticipate some additional run-off of the loan portfolio associated with our recent acquisitions, we do not expect this trend to continue this year.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    March 31,     December 31,
                                                                                      2001            2000
                                                                                      ----            ----
                                                                                 (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    28,643          22,437
              Restructured terms.............................................             --              22
         Real estate construction and development:
              Nonaccrual.....................................................         11,302          11,068
         Real estate mortgage:
              Nonaccrual.....................................................         24,272          16,524
              Restructured terms.............................................          2,944           2,952
         Consumer and installment:
              Nonaccrual.....................................................             34             155
              Restructured terms.............................................              8               8
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         67,203          53,166
         Other real estate...................................................          2,558           2,487
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    69,761          55,653
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 4,835,077       4,752,265
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     9,474           3,009
                                                                                 ===========      ==========

         Allowance for loan losses to loans..................................           1.61%           1.72%
         Nonperforming loans to loans........................................           1.39            1.12
         Allowance for loan losses to nonperforming loans....................         116.06          153.47
         Nonperforming assets to loans and other real estate.................           1.44            1.17
                                                                                 ===========      ==========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $67.2 million at March 31, 2001 in comparison to $53.2 million at December 31, 2000. We attribute the increase in nonperforming loans and past-due loans to be reflective of normal, cyclical trends experienced within the banking industry during times of economic slow down. Consistent with the recent general economic slow down experienced within our prevalent markets, we anticipate this trend will continue in the upcoming months and therefore, we expect our nonperforming loans and past-due loans to remain at a higher level in the near future. Despite the increase in nonperforming loans, these loans represent only 1.39% of our loan portfolio.

         The following table is a summary of loan loss experience for the periods indicated:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                      2001              2000
                                                                                      ----              ----
                                                                                (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.........................    $  81,592           68,611
              Acquired allowances for loan losses...............................           --              799
                                                                                    ---------          -------
                                                                                       81,592           69,410
                                                                                    ---------          -------
              Loans charged-off.................................................       (8,903)          (3,214)
              Recoveries of loans previously charged-off........................        1,917            4,081
                                                                                    ---------          -------
              Net loan (charge-offs) recoveries.................................       (6,986)             867
                                                                                    ---------          -------
              Provision for loan losses.........................................        3,390            3,582
                                                                                    ---------          -------
         Allowance for loan losses, end of period...............................    $  77,996           73,859
                                                                                    =========          =======

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $718.4 million and $723.5 million at March 31, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at March 31, 2001:

                                                            (dollars expressed
                                                               in thousands)

         Three months or less...............................     $ 320,010
         Over three months through six months...............       143,026
         Over six months through twelve months..............       113,087
         Over twelve months.................................       142,318
                                                                 ---------
                Total.......................................     $ 718,441
                                                                 =========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2001 and December 31, 2000, the borrowing capacity of our subsidiary banks under these agreements was approximately $917.5 million and $1.24 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $330.3 million and $262.1 million at March 31, 2001 and December 31, 2000, respectively.

         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust I and First Preferred Capital Trust II, and FBA's financing subsidiary, First America Capital Trust.

                       Effects of New Accounting Standards

         In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. We have evaluated the additional requirements of SFAS 140 to determine their potential impact on our consolidated financial statements and do not believe they will have a material effect on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.2% of net interest income, and an instantaneous, parallel decline in the interest yield curve of 200 basis points indicated a pre-tax projected loss of approximately 7.1% of net interest income, based on assets and liabilities at December 31, 2000. At March 31, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first quarter of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in rates would have over time. Our asset-sensitive position, coupled with reductions in the prime lending rate throughout the last three months, is reflected in our reduced net interest rate margin for the three months ended March 31, 2001 as further discussed under "--Results of Operations." During the three months ended March 31, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           Part II - OTHER INFORMATION


                    ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

       Exhibit Number                                Description
       --------------                                -----------
           None                                    Not Applicable

(b) We filed no reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST BANKS, INC.



                                  By: /s/  James F. Dierberg
                                     ------------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
May 14, 2001                               (Principal Executive Officer)



                                  By: /s/  Frank H. Sanfilippo
                                      ------------------------------------------
                                           Frank H. Sanfilippo
                                           Executive Vice President and
                                           Chief Financial Officer
May 14, 2001                               (Principal Financial
                                           and Accounting Officer)