Form 10-Q
period 2001-06-30
FIRST BANKS INC
filed 2001-08-15
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                           __________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                  -------         -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                        Shares outstanding
                Class                                    at July 31, 2001
                -----                                    ----------------

    Common Stock, $250.00 par value                           23,661

                                                           First Banks, Inc.

                                                           Table of Contents





                                                                                                      Page
                                                                                                      ----

  PART I.    FINANCIAL INFORMATION

        Item 1. Financial Statements - (Unaudited):

                Consolidated Balance Sheets.........................................................    1

                Consolidated Statements of Income...................................................    3

                Consolidated Statements of Changes in Stockholders' Equity
                    and Comprehensive Income........................................................    4

                Consolidated Statements of Cash Flows...............................................    5

                Notes to Consolidated Financial Statements..........................................    6

        Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................   13

        Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................   27

  PART II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K...................................................   28

  SIGNATURES........................................................................................   29

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                                First Banks, Inc.

                    Consolidated Balance Sheets - (Unaudited)
        (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,      December 31,
                                                                                          2001            2000
                                                                                          ----            ----


                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    130,964         167,474
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          3,196           4,005
     Federal funds sold............................................................        133,100          26,800
                                                                                      ------------       ---------
               Total cash and cash equivalents.....................................        267,260         198,279
                                                                                      ------------       ---------

Investment securities:
     Available for sale, at fair value.............................................        362,515         539,386
     Held to maturity, at amortized cost (fair value of $23,165 and $24,507
       at June 30, 2001 and December 31, 2000, respectively).......................         22,495          24,148
                                                                                      ------------       ---------
               Total investment securities.........................................        385,010         563,534
                                                                                      ------------       ---------

Loans:
     Commercial, financial and agricultural........................................      1,559,990       1,496,284
     Real estate construction and development......................................        813,574         809,682
     Real estate mortgage..........................................................      2,187,572       2,202,857
     Consumer and installment......................................................        119,160         181,602
     Loans held for sale...........................................................        189,788          69,105
                                                                                      ------------       ---------
               Total loans.........................................................      4,870,084       4,759,530
     Unearned discount.............................................................         (8,141)         (7,265)
     Allowance for loan losses.....................................................        (77,141)        (81,592)
                                                                                      ------------       ---------
               Net loans...........................................................      4,784,802       4,670,673
                                                                                      ------------       ---------

Derivative instruments.............................................................         27,417               -
Bank premises and equipment, net of depreciation and amortization..................        125,820         114,771
Intangibles associated with the purchase of subsidiaries, net of amortization......         83,574          85,021
Accrued interest receivable........................................................         42,277          45,226
Deferred income taxes..............................................................         71,878          75,699
Other assets.......................................................................        116,165         123,488
                                                                                      ------------       ---------
               Total assets........................................................   $  5,904,203       5,876,691
                                                                                      ============       =========



The accompanying notes are an integral part of the consolidated financial statements.

                                First Banks, Inc.

              Consolidated Balance Sheets (Continued) - (Unaudited) (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,      December 31,
                                                                                          2001            2000
                                                                                          ----            ----


                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    734,398         808,251
       Interest-bearing............................................................        490,019         448,146
     Savings.......................................................................      1,491,761       1,447,898
     Time:
       Time deposits of $100 or more...............................................        520,107         499,956
       Other time deposits.........................................................      1,757,834       1,808,164
                                                                                      ------------       ---------
          Total deposits...........................................................      4,994,119       5,012,415
Short-term borrowings..............................................................        201,177         140,569
Note payable.......................................................................         34,500          83,000
Accrued interest payable...........................................................         27,170          23,227
Deferred income taxes..............................................................         26,618          12,774
Accrued expenses and other liabilities.............................................         26,316          54,944
Minority interest in subsidiary....................................................         15,018          14,067
                                                                                      ------------       ---------
          Total liabilities........................................................      5,324,918       5,340,996
                                                                                      ------------       ---------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        138,570         138,569
     First Banks America, Inc. subordinated debentures.............................         44,311          44,280
                                                                                      ------------       ---------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        182,881         182,849
                                                                                      ------------       ---------

                                         STOCKHOLDERS' EQUITY
                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at June 30, 2001 and December 31, 2000......................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,610           2,267
Retained earnings..................................................................        345,503         325,580
Accumulated other comprehensive income.............................................         29,313           6,021
                                                                                      ------------       ---------
          Total stockholders' equity...............................................        396,404         352,846
                                                                                      ------------       ---------
          Total liabilities and stockholders' equity...............................   $  5,904,203       5,876,691
                                                                                      ============       =========

                                First Banks, Inc.
                 Consolidated Statements of Income - (Unaudited)
             (dollars expressed in thousands, except per share data)

                                                                             Three months ended   Six Months Ended
                                                                                  June 30,             June 30
                                                                             ------------------   ----------------
                                                                               2001       2000     2001     2000
                                                                               ----       ----     ----     ----
Interest income:
     Interest and fees on loans............................................ $105,855    96,148    212,917  185,826
     Investment securities.................................................    6,341     7,149     14,821   14,019
     Federal funds sold and other..........................................    1,160       864      1,655    2,033
                                                                            --------   -------    ------- --------
          Total interest income............................................  113,356   104,161    229,393  201,878
                                                                            --------   -------    ------- --------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    1,807     1,420      3,480    2,885
       Savings.............................................................   13,342    12,434     27,525   24,070
       Time deposits of $100 or more.......................................    7,453     2,840     15,329    5,855
       Other time deposits.................................................   25,954    26,315     53,143   50,222
     Short-term borrowings.................................................    1,673     1,406      3,662    2,515
     Note payable..........................................................      543     1,356      1,773    2,511
                                                                            --------   -------    ------- --------
          Total interest expense...........................................   50,772    45,771    104,912   88,058
                                                                            --------   -------    ------- --------
          Net interest income..............................................   62,584    58,390    124,481  113,820
Provision for loan losses..................................................    3,720     3,620      7,110    7,202
                                                                            --------   -------    ------- --------
          Net interest income after provision for loan losses..............   58,864    54,770    117,371  106,618
                                                                            --------   -------    ------- --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    5,312     4,872     10,537    9,464
     Gain on mortgage loans sold and held for sale.........................    3,864     1,876      7,332    3,268
     Gain on sale of credit card portfolio.................................       --        --      2,275       --
     Net gain (loss) on sales of available-for-sale securities.............       61        --       (113)     379
     Gain on derivative instruments, net...................................    4,989        --      5,486       --
     Other.................................................................    5,198     4,723     10,381    7,924
                                                                            --------   -------    ------- --------
          Total noninterest income.........................................   19,424    11,471     35,898   21,035
                                                                            --------   -------    ------- --------
Noninterest expense:
     Salaries and employee benefits........................................   23,345    18,346     45,797   35,237
     Occupancy, net of rental income.......................................    4,100     3,433      8,216    6,655
     Furniture and equipment...............................................    2,406     2,998      5,617    5,673
     Postage, printing and supplies........................................    1,103     1,075      2,258    2,183
     Data processing fees..................................................    6,452     5,474     12,951   10,663
     Legal, examination and professional fees..............................    1,734     1,014      3,424    2,003
     Amortization of intangibles associated with the purchase
          of subsidiaries..................................................    1,862     1,202      3,712    2,373
     Guaranteed preferred debentures.......................................    4,489     2,998      8,978    6,012
     Other.................................................................   18,907     5,377     25,063    8,911
                                                                            --------   -------    ------- --------
          Total noninterest expense........................................   64,398    41,917    116,016   79,710
                                                                            --------   -------    ------- --------
          Income before provision for income taxes, minority interest in income of subsidiary and cumulative effect of change
               in accounting principle.....................................   13,890    24,324     37,253   47,943
Provision for income taxes.................................................    5,457     9,197     14,581   17,741
                                                                            --------   -------    ------- --------
          Income before minority interest in income of subsidiary
               and cumulative effect of change in accounting principle ....    8,433    15,127     22,672   30,202
Minority interest in income of subsidiary..................................      534       455      1,045      943
                                                                            --------   -------    ------- --------
          Income before cumulative effect of change in
               accounting principle........................................    7,899    14,672     21,627   29,259
Cumulative effect of change in accounting principle, net of tax............        -         -      1,376        -
                                                                            --------   -------    ------- --------
          Net income.......................................................    7,899    14,672     20,251   29,259
Preferred stock dividends..................................................      132       132        328      328
                                                                            --------   -------    ------- --------
          Net income available to common stockholders...................... $  7,767    14,540     19,923   28,931
                                                                            ========   =======    ======= ========

Earnings per common share:
     Basic:
       Income before cumulative effect of change in accounting principle... $  328.27    614.51    900.21 1,222.71
       Cumulative effect of change in accounting principle, net of tax.....        --        --    (58.16)      --
                                                                            ---------   -------   ------- --------
       Basic............................................................... $  328.27    614.51    842.05 1,222.71
                                                                            =========   =======   ======= ========
     Diluted:
       Income before cumulative effect of change in accounting principle... $  322.78    594.12    882.65 1,182.47
       Cumulative effect of change in accounting principle, net of tax.....       - -        --    (58.16)      --
                                                                            ---------   -------   ------- --------
       Diluted............................................................. $  322.78    594.12    824.49 1,182.47
                                                                            =========   =======   ======= ========
Weighted average common stock outstanding..................................    23,661    23,661    23,661   23,661
                                                                            =========   =======   ======= ========

The accompanying notes are an integral part of the consolidated financial statements.


                                                          First Banks, Inc.

                   Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - (Unaudited)
                            Six months ended June 30, 2001 and 2000 and six months ended December 31, 2000
                                        (dollars expressed in thousands, except per share data)



                                                                                                            Accu-
                                                     Adjustable rate                                       mulated
                                                     preferred stock                                        other     Total
                                                     ---------------
                                                   Class A                              Compre-            compre-   stock-
                                                   conver-             Common   Capital hensive  Retained   hensive  holders'
                                                    tible     Class B   stock   surplus income   earnings   income    equity
                                                    -----     -------   -----   ------- -------  --------   ------    ------

Consolidated balances, December 31, 1999.........  $12,822      241    5,915     3,318            270,259    2,350  294,905
Six months ended June 30, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   29,259    29,259       --   29,259
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (1,467)       --   (1,467)  (1,467)
                                                                                         ------
      Comprehensive income.......................                                        27,792
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (329)                --       --     (329)
                                                   -------      ---    -----     -----            -------   ------  -------
Consolidated balances, June 30, 2000.............   12,822      241    5,915     2,989            299,190      883  322,040
Six months ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   26,848    26,848       --   26,848
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    5,138        --    5,138    5,138
                                                                                         ------              -----    -----
      Comprehensive income.......................                                        31,986
                                                                                         ======
    Class A preferred stock dividends,
        $0.70 per share..........................       --       --       --        --               (448)      --     (448)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --        --                (10)      --      (10)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --      (722)                --       --     (722)
                                                   -------      ---    -----     -----            -------   ------  -------
Consolidated balances, December 31, 2000.........   12,822      241    5,915     2,267            325,580    6,021  352,846
Six months ended June 30, 2001:

    Comprehensive income:
      Net income.................................       --       --       --        --   20,251    20,251       --   20,251
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    9,529        --    9,529    9,529
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --       --        --    9,069        --    9,069    9,069
          Current period transactions............       --       --       --        --    7,621        --    7,621    7,621
          Reclassification to earnings...........       --       --       --        --   (2,927)       --   (2,927)  (2,927)
                                                                                         ------
      Comprehensive income.......................                                        43,543
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --       --       343                 --       --      343
                                                   -------      ---    -----     -----            -------   ------  -------
Consolidated balances, June 30, 2001.............  $12,822      241    5,915     2,610             45,503   29,313  396,404
                                                   =======      ===    =====     =====            =======   ======  =======

_________________________
(1)  Disclosure of reclassification adjustment:



                                                                        Three months ended Six months ended  Six months ended
                                                                              June 30,         June 30,        December 31,
                                                                        ------------------ ----------------  ----------------
                                                                          2001      2000     2001     2000        2000
                                                                          ----      ----     ----     ----        ----

     Unrealized gains (losses) on investment securities
         arising during the period.....................................   $4,098    (613)    9,456   (1,221)      5,001
     Less reclassification adjustment for gains (losses)
         included in net income........................................       40      --       (73)     246        (137)
                                                                          ------    ----     -----   ------       -----
     Unrealized gains (losses) on investment securities................   $4,058    (613)    9,529   (1,467)      5,138
                                                                          ======    ====     =====   ======       =====


The accompanying notes are an integral part of the consolidated financial statements.



                                                          First Banks, Inc.

                                          Consolidated Statements of Cash Flows - (Unaudited)
                                                   (dollars expressed in thousands)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                               -------------------
                                                                                               2001           2000
                                                                                               ----           ----

Cash flows from operating activities:
     Net income...........................................................................  $  20,251        29,259
     Adjustments to reconcile net income to net cash used in operating activities:
     Cumulative effect of change in accounting principle, net of tax......................      1,376            --
       Depreciation and amortization of bank premises and equipment.......................      5,734         4,578
       Amortization, net of accretion.....................................................      4,090         3,801
       Originations and purchases of loans held for sale..................................   (757,526)     (238,508)
       Proceeds from the sale of loans held for sale......................................    587,612       185,316
       Provision for loan losses..........................................................      7,110         7,202
       Provision for income taxes.........................................................     14,581        17,741
       Payments of income taxes...........................................................    (21,288)       (5,382)
       Decrease (increase) in accrued interest receivable.................................      2,949        (3,295)
       Interest accrued on liabilities....................................................    104,912        88,058
       Payments of interest on liabilities................................................   (100,969)      (87,088)
       Gain on sale of branch facility....................................................         --        (1,355)
       Gain on sale of credit card portfolio..............................................     (2,275)           --
       Net loss (gain) on sales of available-for-sale investment securities...............        113          (379)
       Other operating activities, net....................................................    (21,392)      (12,080)
       Minority interest in income of subsidiary..........................................      1,045           943
                                                                                            ---------      --------
          Net cash used in operating activities...........................................   (153,677)      (11,189)
                                                                                            ---------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received...........         --        (2,709)
     Proceeds from sales of investment securities available for sale......................     71,023         8,148
     Maturities of investment securities available for sale...............................    194,642       191,276
     Maturities of investment securities held to maturity.................................      1,887           679
     Purchases of investment securities available for sale................................    (57,421)     (149,971)
     Purchases of investment securities held to maturity..................................       (240)         (489)
     Net decrease (increase) in loans.....................................................     27,258      (254,431)
     Recoveries of loans previously charged-off...........................................      3,775         6,180
     Purchases of bank premises and equipment.............................................    (20,403)      (10,039)
     Other investing activities, net......................................................      6,494         2,183
                                                                                            ---------      --------
          Net cash provided by (used in) investing activities.............................    227,015      (209,173)
                                                                                            ---------      --------

Cash flows from financing activities:
     Increase in demand and savings deposits..............................................     11,883        55,340
     (Decrease) increase in time deposits.................................................    (27,926)       81,595
     Increase in federal funds purchased..................................................         --        36,100
     Increase in Federal Home Loan Bank advances..........................................     50,000            --
     Increase in securities sold under agreements to repurchase...........................     10,608        41,158
     Advances drawn on note payable.......................................................      5,000        10,000
     Repayments of note payable...........................................................    (53,500)      (15,500)
     Payment of preferred stock dividends.................................................       (328)         (328)
     Other financing activities, net......................................................        (94)          892
                                                                                            ---------      --------
          Net cash (used in) provided by financing activities.............................     (4,357)      209,257
                                                                                            ---------      --------
          Net increase (decrease) in cash and cash equivalents............................     68,981       (11,105)
Cash and cash equivalents, beginning of period............................................    198,279       170,894
                                                                                            ---------      --------
Cash and cash equivalents, end of period..................................................  $ 267,260       159,789
                                                                                            =========      ========

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................  $   1,312         1,081
     Reduction of deferred tax asset valuation reserve....................................        565         1,267
     Loans held for sale transferred to available-for-sale investment securities..........     15,139         7,186
     Loans held for sale transferred to loans.............................................     28,351        46,153
                                                                                            =========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                                First Banks, Inc.

                   Notes to Consolidated Financial Statements


(1)      Basis of Presentation

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 93.16% and 92.86% owned by First Banks at June 30, 2001 and December 31, 2000, respectively.

(2)      Acquisitions

         On May 23, 2001, FBA and Charter Pacific Bank (Charter Pacific) executed a definitive agreement providing for the acquisition of Charter Pacific by FBA. Under the terms of the agreement, the shareholders of Charter Pacific will receive $3.80 per share in cash, or a total of approximately $21.4 million, subject to a $0.20 per share escrow relating to certain potential litigation costs. Charter Pacific is headquartered in Agoura Hills, California, and has one other branch office in Beverly Hills, California. At June 30, 2001, Charter Pacific had $107.6 million in total assets, $71.4 million in loans, net of unearned discount, $10.7 million in investment securities and $94.0 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of Charter Pacific's shareholders, will be completed during the third quarter of 2001.

         On June 22, 2001, FBA and BYL Bancorp (BYL) executed a definitive agreement providing for the acquisition of BYL and its wholly owned banking subsidiary, BYL Bank Group, by FBA. Under the terms of the agreement, the shareholders of BYL will receive $18.50 per share in cash, or a total of approximately $52.0 million. BYL Bank is headquartered in Orange, California, and has six branches located in Orange and Riverside counties. At June 30, 2001, BYL had $278.2 million in total assets, $151.2 million in loans, net of unearned discount, $12.3 million in investment securities and $246.1 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of BYL's shareholders, will be completed during the fourth quarter of 2001.

         On July 20, 2001, First Banks and Union Financial Group, Ltd. (UFG) executed a definitive agreement providing for the acquisition of UFG by First Banks for a total purchase price of approximately $26.8 million. Under the terms of the agreement, the common shareholders of UFG will receive $11.00 per share in cash, or a total of $18.0 million, subject to a $1.60 per common share escrow to cover certain contingent liabilities. The shareholders of Series C preferred stock may convert their shares to common stock at closing and receive the common equivalent transaction value, or they will receive the stated value of $1,000 per share, plus, in either case, cumulative dividends. The shareholders of Series D preferred stock will receive the stated value of $100,000 per share. UFG is headquartered in Swansea, Illinois, and operates nine banking offices located in St. Clair, Madison, Jersey and Macoupin counties. At June 30, 2001, UFG had $361.0 million in total assets, $270.0 million in loans, net of unearned discount, $62.3 million in investment securities and $300.8 million in deposits. First Banks expects this transaction, which is subject to regulatory approvals and the approval of UFG's shareholders, will be completed during the fourth quarter of 2001.

         On August 2, 2001, First Banks and Plains Financial Corporation (PFC) executed a definitive agreement providing for the acquisition of PFC by First Banks. PFC is headquartered in Des Plaines, Illinois, and has a total of three banking offices in Des Plaines, and one banking office in Elk Grove, Illinois. At June 30, 2001, PFC had $255.4 million in total assets, $149.7 million in loans, net of unearned discount, $72.7 million in investment securities and $220.3 million in deposits. Under the terms of the agreement, the shareholders of PFC will receive cash in exchange for their shares. The total merger consideration is approximately $36.5 million. First Banks expects this transaction, which is subject to regulatory approvals and the approval of PFC's shareholders, will be completed during the first quarter of 2002.

(3)      Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         First Banks utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of First Banks' accounting policies for derivative instruments and hedging activities under SFAS 133, as amended.

         Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each monthly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value.
Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a monthly basis. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in earnings on each monthly measurement date.

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

 (4)     Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     --------
                                                                           (dollars in thousands, except per share data)

     Three months ended June 30, 2001:
         Basic EPS - income before cumulative effect.....................    $   7,767         23,661        $  328.27
         Cumulative effect of change in accounting principle, net of tax.            -              -                -
                                                                             ---------         ------        ---------
         Basic EPS - income available to common stockholders.............        7,767         23,661           328.27
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            800            (5.49)
                                                                             ---------         ------        ---------
         Diluted EPS - income available to common stockholders...........    $   7,895         24,461        $  322.78
                                                                             =========         ======        =========

     Three months ended June 30, 2000:
         Basic EPS - income available to common stockholders.............    $  14,540         23,661        $  614.51
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128          1,028           (20.39)
                                                                             ---------         ------        ---------
         Diluted EPS - income available to common stockholders...........    $  14,668         24,689        $  594.12
                                                                             =========         ======        =========

     Six months ended June 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  21,299         23,661        $  900.21
         Cumulative effect of change in accounting principle, net of tax.        1,376              -           (58.16)
                                                                             ---------         ------           ------
         Basic EPS - income available to common stockholders.............       19,923         23,661           842.05
                                                                             =========         ======        =========
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            893           (17.56)
                                                                             ---------         ------        ---------
         Diluted EPS - income available to common stockholders...........    $  20,244         24,554        $  824.49
                                                                             =========         ======        =========

     Six months ended June 30, 2000:
         Basic EPS - income available to common stockholders.............    $  28,931         23,661        $1,222.71
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321          1,076           (40.24)
                                                                             ---------         ------        ---------
         Diluted EPS - income available to common stockholders...........    $  29,252         24,737        $1,182.47
                                                                             =========         ======        =========

(5)      Transactions with Related Parties

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Bank' Chairman and members of his immediate family, received approximately $676,000 and $1.4 million for the three and six months ended June 30, 2001, and $565,000 and $1.1 million for the comparable periods in 2000, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Bank' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and the Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $5.6 million and $10.9 million for the three and six months ended June 30, 2001, and $4.7 million and $9.2 million for the comparable periods in 2000, respectively. During the three months ended June 30, 2001 and 2000, First Services, L.P. paid First Banks $498,000 and $435,000, respectively, and during the six months ended June 30, 2001 and 2000, First Services, L.P. paid First Banks $984,000 and $889,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

(6)      Regulatory Capital

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Bank' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2001, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of June 30, 2001, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At June 30, 2001 and December 31, 2000, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be well
                                                               Actual                                 capitalized under
                                                       ------------------------
                                                       June 30,    December 31,      For capital      prompt corrective
                                                        2001           2000       adequacy purposes   action provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.60%       10.21%            8.0%               10.0%
              First Bank..............................    10.45        10.71             8.0                10.0
              FB&T....................................    10.70        10.58             8.0                10.0
              BSF (1).................................       --        22.38             8.0                10.0


     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.01         7.56             4.0                 6.0
              First Bank..............................     9.20         9.46             4.0                 6.0
              FB&T....................................     9.45         9.32             4.0                 6.0
              BSF (1).................................       --        21.42             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.33         7.45             3.0                 5.0
              First Bank..............................     8.10         8.49             3.0                 5.0
              FB&T....................................     8.73         9.27             3.0                 5.0
              BSF (1).................................       --        22.00             3.0                 5.0
____________________
(1)  BSF was acquired by FBA on December 31, 2000.  FB&T merged with BSF on March 29, 2001, and BSF was renamed First Bank & Trust.

(7)  Business Segment Results

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

         Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, bankruptcy, escrow and stock option services, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Missouri, Illinois, southern and northern California and Houston, Dallas, Irving and McKinney, Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are consistent with First Bank' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.

         The business segment results are summarized as follows:

                                                                             First Bank                First Bank & Trust (1)
                                                                     --------------------------       -----------------------
                                                                     June 30,      December 31,       June 30,   December 31,
                                                                       2001            2000             2001         2000
                                                                       ----            ----             ----         ----
                                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...........................................     $154,789           214,005        203,610      330,478
Loans, net of unearned discount.................................    2,809,064         2,694,005      2,053,295    2,058,628
Total assets....................................................    3,244,560         3,152,885      2,628,378    2,733,545
Deposits........................................................    2,784,522         2,729,489      2,224,079    2,306,469
Stockholder'  equity............................................      281,750           273,848        316,646      333,186
                                                                    =========         =========      =========    =========

                                                                             First Bank                First Bank & Trust (1)
                                                                         ------------------            ----------------------
                                                                         Three months ended              Three months ended
                                                                              June 30,                        June 30,
                                                                      -------------------------         -------------------
                                                                      2001                 2000          2001         2000
                                                                      ----                 ----          ----         ----
Income statement information:

Interest income.................................................     $ 61,391            61,869         52,339       42,661
Interest expense................................................       30,121            28,268         20,712       16,943
                                                                     --------            ------         ------       ------
     Net interest income........................................       31,270            33,601         31,627       25,718
Provision for loan losses.......................................        2,900             3,150            820          470
                                                                     --------            ------         ------       ------
     Net interest income after provision for loan losses........       28,370            30,451         30,807       25,248
                                                                     --------            ------         ------       ------
Noninterest income..............................................       13,373             8,971          6,343        2,797
Noninterest expense.............................................       24,561            22,120         22,171       16,436
                                                                     --------            ------         ------       ------
     Income (loss) before provision (benefit) for income
       taxes and minority interest in income of subsidiary......       17,182            17,302         14,979       11,609
Provision (benefit) for income taxes............................        6,000             6,097          5,772        4,631
                                                                     --------            ------         ------       ------
     Income (loss) before minority interest in income of
       subsidiary...............................................       11,182            11,205          9,207        6,978
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                     --------            ------         ------       ------
        Net income..............................................       11,182            11,205          9,207        6,978
                                                                     ========            ======         ======       ======


                                                                             First Bank                First Bank & Trust (1)
                                                                      --------------------------       ----------------------
                                                                          Six months ended                Six months ended
                                                                              June 30,                        June 30,
                                                                      -------------------------         ------------------
                                                                      2001                 2000         2001          2000
                                                                      ----                 ----         ----          ----
Income statement information:

Interest income..................................................    $122,986           120,627        107,078       81,468
Interest expense.................................................      61,297            54,520         43,052       32,041
                                                                     --------           -------        -------       ------
     Net interest income.........................................      61,689            66,107         64,026       49,427
Provision for loan losses........................................       6,200             5,750            910        1,452
                                                                     --------           -------        -------       ------
     Net interest income after provision for loan losses.........      55,489            60,357         63,116       47,975
Noninterest income...............................................      25,805            15,965         10,853        5,843
                                                                     --------           -------        -------       ------
Noninterest expense..............................................      48,867            41,926         42,963       31,118
     Income (loss) before provision (benefit) for income taxes, minority interest in income of subsidiary and cumulative
       of change in accounting principle.........................      32,427            34,396         31,006       22,700
Provision (benefit) for income taxes.............................      11,327            11,930         12,056        9,027
                                                                     --------           -------        -------       ------
     Income (loss) before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle......................................      21,100            22,466         18,950       13,673
Minority interest in income of subsidiary........................          --                --             --           --
                                                                     --------           -------        -------       ------
     Income before cumulative effect of change in
       accounting principle......................................      21,100            22,466         18,950       13,673
Cumulative effect of change in accounting principle, net of tax..         917                --            459           --
                                                                     --------           -------        -------       ------
     Net income..................................................      20,183            22,466         18,491       13,673
                                                                     ========           =======        =======       ======


___________________________
(1)  Includes  BSF,  which was acquired by FBA on December 31,  2000.   FB&T merged with BSF on March 29, 2001, and  BSF was renamed
     First Bank & Trust.

(2)  Corporate  and  other  includes $2.9 million and $5.8 million  of  guaranteed  preferred  debenture  expense,  after applicable
     income tax benefit of $1.6 million and $3.2 million for the three and six months ended  June 30, 2001,   and  $2.0 million  and
     $3.9  million  of  guaranteed  preferred  debenture  expense, after  applicable  income  tax  benefit  of $1.0 million and $2.1
     million, for   the comparable periods in 2000, respectively.  In addition, corporate and other includes FCG and holding company expenses.

                                     Corporate, other and
                              intercompany reclassifications (2)                       Consolidated totals
                              ----------------------------------                       -------------------
                               June 30,           December 31,                    June 30,          December 31,
                                 2001                 2000                          2001                2000
                                 ----                 ----                          ----                ----
                                                          (dollars expressed in thousands)


                                26,611               19,051                      385,010                563,534
                                  (416)                (368)                   4,861,943              4,752,265
                                31,265               (9,739)                   5,904,203              5,876,691
                               (14,482)             (23,543)                   4,994,119              5,012,415
                              (201,992)            (254,188)                     396,404                352,846
                              ========             ========                    =========              =========

                                   Corporate, other and
                             intercompany reclassifications (2)                        Consolidated totals
                             ----------------------------------                 -------------------------------
                                   Three months ended                                 Three months ended
                                        June 30,                                           June 30,
                             ----------------------------------                 -------------------------------
                               2001                   2000                       2001                     2000
                               ----                   ----                       ----                     ----

                                  (374)                (369)                     113,356                104,161
                                   (61)                 560                       50,772                 45,771
                               -------               ------                      -------                -------
                                  (313)                (929)                      62,584                 58,390
                                     -                    -                        3,720                  3,620
                                  (313)                (929)                      58,864                 54,770
                               -------               ------                      -------                -------
                                  (292)                (297)                      19,424                 11,471
                                17,666                3,361                       64,398                 41,917
                               -------               ------                      -------                -------

                               (18,271)              (4,587)                      13,890                 24,324
                                (6,315)              (1,531)                       5,457                  9,197
                               -------               ------                      -------                -------

                               (11,956)              (3,056)                       8,433                 15,127
                                   534                  455                          534                    455
                               -------               ------                      -------                -------
                               (12,490)              (3,511)                       7,899                 14,672
                               =======               ======                      =======                =======

                                   Corporate, other and
                             intercompany reclassifications (2)                        Consolidated totals
                             ----------------------------------                        -------------------
                                    Six months ended                                   Six months ended
                                        June 30,                                           June 30,
                             ----------------------------------                  -----------------------------
                               2001                   2000                       2001                     2000
                               ----                   ----                       ----                     ----



                                  (671)                (217)                     229,393                201,878
                                   563                1,497                      104,912                 88,058
                               -------               ------                      -------                -------
                                (1,234)              (1,714)                     124,481                113,820
                                    --                   --                        7,110                  7,202
                               -------               ------                      -------                -------
                                (1,234)              (1,714)                     117,371                106,618
                                ------               ------                      -------                -------
                                  (760)                (773)                      35,898                 21,035
                                24,186                6,666                      116,016                 79,710
                               -------               ------                      -------                -------


                               (26,180)              (9,153)                      37,253                 47,943
                                (8,802)              (3,216)                      14,581                 17,741
                               -------               ------                      -------                -------


                               (17,378)              (5,937)                      22,672                 30,202
                                 1,045                  943                        1,045                    943
                               -------               ------                      -------                -------

                               (18,423)              (6,880)                      21,627                 29,259
                                    --                   --                        1,376                     --
                               -------               ------                      -------                -------
                               (18,423)              (6,880)                      20,251                 29,259
                               =======               ======                      =======                =======

      Item 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 135 branch offices throughout California, Illinois, Missouri and Texas. At June 30, 2001, we had total assets of $5.90 billion, loans, net of unearned discount, of $4.86 billion, total deposits of $4.99 billion and total stockholder' equity of $396.4 million.

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

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.16% and 92.86% of FBA at June 30, 2001 and December 31, 2000, respectively.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services offered include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services, and trust, private banking and institutional money management services.

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

                               Financial Condition

         Our total assets were $5.90 billion and $5.88 billion at June 30, 2001 and December 31, 2000, respectively. The increase in total assets is primarily attributable to internal loan growth, bank premises and equipment, net of depreciation and amortization, and derivative instruments partially offset by an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000. Loans, net of unearned discount, increased by $109.7 million, which is further discussed under "-Loans and Allowance for Loan Losses." Offsetting the overall increase in total assets was a decrease in investment securities of $178.5 million to $385.0 million at June 30, 2001 from $563.5 million at December 31, 2000. We attribute the decrease in investment securities primarily to the liquidation of certain investment securities held by FBA and a higher than normal level of investment security calls experienced during the six months ended June 30, 2001. The funds generated from the reduction of investment securities were utilized to fund loan growth, with the remaining funds being temporarily invested in cash and cash equivalents, resulting in an increase of $106.3 million in federal funds sold to $133.1 million at June 30, 2001 from $26.8 million at December 31, 2000. The increase in assets is also due to derivative instruments of $27.4 million at June 30, 2001, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. In addition, bank premises and equipment, net of depreciation and amortization, increased $11.0 million to $125.8 million at June 30, 2001 from $114.8 million at December 31, 2000. We primarily attribute this increase to our recent acquisitions as well as the purchase and remodeling of a new operations center and corporate administrative building. Total deposits decreased by $20.0 million to $4.99 billion at June 30, 2001 from $5.01 billion at December 31, 2000, which reflects an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2000. Short-term borrowings increased by $60.6 million to $201.2 million at June 30, 2001 from $140.6 million at December 31, 2000. This increase reflects a slight increase in securities sold under agreements to repurchase and a $50.0 million Federal Home Loan Bank advance drawn as an additional source of funds principally for the substantial increase in loans held for sale as the general reductions in interest rates led to substantial refinancing of single family mortgage loans. Our note payable decreased by $48.5 million to $34.5 million at June 30, 2001 from $83.0 million at December 31, 2000. The reduction of our note payable was funded with dividends from our subsidiaries and a capital reduction of $23.0 million that was recorded in conjunction with the merger of our former subsidiary, First Bank & Trust, with Bank of San Francisco, effective March 29, 2001. In conjunction with this merger, Bank of San Francisco was renamed First Bank & Trust. In addition, accrued expenses and other liabilities decreased by $28.6 million to $26.3 million at June 30, 2001 from $54.9 million at December 31, 2000. We attribute the majority of this decrease to our quarterly tax payments and the timing of certain other routine payments.


                              Results of Operations

Net Income

         Net income was $7.9 million, or $322.78 per common share on a diluted basis, for the three months ended June 30, 2001, in comparison to $14.7 million, or $594.12 per common share on a diluted basis, for the comparable period in 2000. For the six months ended June 30, 2001, net income was $20.3 million, or $824.49 per common share on a diluted basis, in comparison to $29.3 million, or $1,182.47 per common share on a diluted basis, for 2000. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income was $21.6 million, or $882.65 per common share on a diluted basis, for the six months ended June 30, 2001. The primary factors that led to the decline in earnings for the three and six months ended June 30, 2001 were continued reductions in the prime lending rate and higher operating expenses, including nonrecurring charges associated with the establishment of a specific reserve relating to a contingent liability and the settlement of certain litigation. Net interest income improved primarily as a result of increased earning assets generated through internal loan growth along with our acquisitions of Lippo Bank, certain assets of First Capital Group, Inc., Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. However, the improvement in net interest income was partially offset by six reductions in the prime lending rate during the first and second quarters of 2001. During the three and six months ended June 30, 2001, noninterest income improved to $19.4 million and $35.9 million, from $11.5 million and $21.0 million for the comparable periods in 2000, respectively, as further discussed under "-Noninterest Income."

         The improvement in net interest income and noninterest income was offset by increased operating expenses of $64.4 million and $116.0 million for the three and six months ended June 30, 2001, compared to $41.9 million and $79.7 million for the comparable periods in 2000, respectively. The increased operating expenses are primarily attributable to:

>> the operating expenses of the aforementioned acquisitions subsequent to their respective acquisition dates;

>>       increased salaries and employee benefit expenses;

>>       increased data processing fees;

>>       increased legal, examination and professional fees;

>> increased amortization of intangibles associated with the purchase of the aforementioned entities;

>>       a nonrecurring litigation settlement charge; and

>> a charge to other expense associated with the establishment of a specific reserve on an unfunded letter of credit.

         Additionally, guaranteed preferred debentures expense of $1.5 million on the trust preferred securities issued by First Preferred Capital Trust II in October 2000 further contributed to the overall increase in operating expenses. These higher operating expenses, exclusive of the litigation settlement and the specific reserve on the unfunded letter of credit, are reflective of significant investments that we have made in personnel, technology, capital expenditures and new business lines in conjunction with our overall strategic growth plan. The payback on these investments is expected to occur over a longer period of time through higher and more diversified revenue streams.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) improved to $62.8 million, or 4.70% of interest-earning assets, for the three months ended June 30, 2001, from $58.6 million, or 4.94% of interest-earning assets, for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, net interest income (expressed on a tax equivalent basis) was $124.9 million, or 4.73% of interest earning assets, and $114.2 million, or 4.90% of interest earning assets, respectively. We credit the improved net interest income for the three and six months ended June 30, 2001 primarily to the net interest-earning assets provided by our aforementioned acquisitions completed during 2000, internal loan growth, and earnings on our interest rate swap agreements that we entered into in conjunction with our risk management program. The overall increase in net interest income was partially offset by reductions in the prime lending rate that occurred during the first and second quarters of 2001.

         Average loans, net of unearned discount, were $4.88 billion and $4.84 billion for the three and six months ended June 30, 2001, in comparison to $4.27 billion and $4.18 billion for the comparable periods in 2000, respectively. The yield on our loan portfolio decreased to 8.70% and 8.88% for the three and six months ended June 30, 2001, respectively, in comparison to 9.05% and 8.95% for the comparable periods in 2000. The increase in the cost of deposits while there was a decrease in the yield on loans was the major contributor to the decline in our net interest rate margin for the three and six months ended June 30, 2001, of 24 basis points and 17 basis points, respectively, from the comparable periods in 2000. We attribute the decline in yields and our net interest rate margin primarily to the continued decreases in the prime lending rate. During the period from December 31, 2000 through June 30, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate six times, resulting in six decreases in the prime rate of interest from 9.50% to 6.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "-Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three and six months ended June 30, 2001, these agreements provided income of $4.7 million and $5.7 million, respectively, in comparison to expense of $1.0 million and $1.7 million incurred for the comparable periods in 2000.

         For the three and six months ended June 30, 2001, the aggregate weighted average rate paid on our deposit portfolio increased to 4.56% and 4.73%, respectively, compared to 4.52% and 4.42% for the comparable periods in 2000. The overall increases reflect increased rates paid by us to attract and retain deposits as a result of generally increasing interest rates during the first six months of 2000 compared to generally decreasing interest rates during the first six months of 2001,and the high level of competition within our market areas. The aggregate weighted average rate paid on our note payable decreased to 5.93% and 6.78% for the three and six months ended June 30, 2001, compared to 7.95% and 7.55% for the comparable periods in 2000. Amounts outstanding under our $120.0 million line of credit with a group of unaffiliated banks bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source, although it has been mitigated by the continued reductions in the prime lending rate, so that increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a higher level of borrowings occurring during the fourth quarter of 2000. Furthermore, the aggregate weighted average rate paid on our short-term borrowings also declined for the three and six months ended June 30, 2001, reflecting continued reductions in the current interest rate environment.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2001 and 2000:

                                              Three months ended June 30,                        Six months ended June 30,
                                   -------------------------------------------------  ----------------------------------------------
                                            2001                     2000                     2001                     2000
                                   ------------------------  -----------------------  -----------------------  ---------------------
                                            Interest                 Interest                Interest                 Interest
                                   Average  income/  Yield/  Average income/ Yield/  Average income/ Yield/   Average income/ Yield/
                                   balance  expense  rate    balance expense  rate   balance expense  rate    balance expense  rate
                                   -------  -------  ----    ------- ------- -----   ------- -------  ----    --------------------
                                                                         (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $4,883,268  105,931 8.70% $4,274,961  96,234 9.05% $4,840,188 213,069 8.88% $4,180,776 185,987 8.95%
   Investment securities (4)...    388,456    6,466 6.68     440,008   7,277 6.65     428,817  15,072 7.09     440,405  14,279 6.52
   Federal funds sold and other     82,631    1,160 5.63      56,891     864 6.11      57,511   1,655 5.80      70,222   2,033 5.82
                                ----------  ------- ----  ----------  ------ ----  ---------- ------- ----  ---------- ------- ----
        Total interest-earning
          assets...............  5,354,355  113,557 8.51   4,771,860 104,375 8.80   5,326,516 229,796 8.70   4,691,403 202,299 8.67
                                            -------                  -------                  -------                  -------
Nonearning assets..............    541,033                   345,751                  524,469                  348,529
                                ----------                ----------               ----------               ----------
        Total assets........... $5,895,388                $5,117,611               $5,850,985               $5,039,932
                                ==========                ==========               ==========               ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  478,771    1,807 1.51% $  421,937   1,420 1.35% $  466,634   3,480 1.50% $  422,512   2,885 1.37%
     Savings deposits..........  1,479,117   13,342 3.62   1,257,448 1 2,434 3.98   1,452,496  27,525 3.82   1,241,385  24,070 3.90
     Time deposits of $100
       or more (3).............    534,970    7,453 5.59     210,945   2,841 5.42     527,164  15,329 5.86     223,941   5,855 5.26
     Other time deposits (3)...  1,778,304   25,954 5.85   1,939,657  26,314 5.46   1,795,382  53,143 5.97   1,893,330  50,222 5.33
                                ----------  ------- ----  ----------  ------ ----   ---------  ------ ----  ---------- ------- ----
        Total interest-bearing
          deposits.............  4,271,162   48,556 4.56   3,829,987  43,009 4.52   4,241,676  99,477 4.73   3,781,168  83,032 4.42
   Short-term borrowings.......    174,667    1,673 3.84     105,033   1,406 5.38     166,720   3,662 4.43      96,109   2,515 5.26
   Note payable................     36,700      543 5.93      68,611   1,356 7.95      52,753   1,773 6.78      66,869   2,511 7.55
                                ----------  ------- ----  ----------  ------ ----  ----------  ------ ----  ---------- ------- ----
        Total interest-bearing
          liabilities..........  4,482,529   50,772 4.54   4,003,631  45,771 4.60   4,461,149 104,912 4.74   3,944,146  88,058 4.49
                                            -------                   ------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............    718,259                   617,501                  714,891                  602,459
   Other liabilities...........    297,410                   179,961                  296,085                  187,437
                                ----------                ----------               ----------               ----------
        Total liabilities......  5,498,198                 4,801,093                5,472,125                4,734,042
Stockholder' equity............    397,190                   316,518                  378,860                  305,890
                                ----------                ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $5,895,388                $5,117,611               $5,850,985               $5,039,932
                                ==========                ==========               ==========               ==========

Net interest income............              62,785                   58,604                  124,884                  114,241
                                            =======                   ======                  =======                  =======
Interest rate spread...........                     3.97                     4.20                     3.96                     4.18
Net interest margin............                     4.70%                    4.94%                    4.73%                    4.90%
                                                    ====                     ====                     ====                     ====
____________________
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $201,000 and $403,000 for the three and six months  ended June 30, 2001, and $214,000 and $421,000 for the comparable periods in
    2000, respectively.

Provision for Loan Losses

         The provision for loan losses was $3.7 million and $7.1 million for the three and six months ended June 30, 2001, compared to $3.6 million and $7.2 million for the comparable periods in 2000, respectively. The provisions for loan losses reflect the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. Loan charge-offs were $6.4 million and $15.3 million for the three and six months ended June 30, 2001, in comparison to $1.8 million and $5.0 million for the comparable periods in 2000. The increase in loan charge-offs reflects a single loan in the amount of $4.5 million that was charged-off due to suspected fraud on the part of the borrower, a $1.4 million charge-off on a single credit relationship, a $675,000 charge-off with respect to a loan in an acquired portfolio as well as the recent general slow down in economic conditions prevalent within our markets. Loan recoveries were $1.9 million and $3.8 million for the three and six months ended June 30, 2001, in comparison to $2.1 million and $6.2 million for the comparable periods in 2000, respectively. Nonperforming assets and past-due loans have increased during the six months ended June 30, 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "-Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $19.4 million and $35.9 million for the three and six months ended June 30, 2001, in comparison to $11.5 million and $21.0 million for the comparable periods in 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, a gain on the sale of our credit card portfolio, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees were $5.3 million and $10.5 million for the three and six months ended June 30, 2001, in comparison to $4.9 million and $9.5 million for the comparable periods in 2000, respectively. We attribute the increase in service charges and customer service fees to:

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

         >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000, and enhanced control of fee waivers; and

         >> increased income associated with automated teller machine services and debit cards.

         The gain on mortgage loans sold and held for sale was $3.9 million and $7.3 million for the three and six months ended June 30, 2001, in comparison to $1.9 million and $3.3 million for the comparable periods in 2000, respectively. The overall increase for the three and six months ended June 30, 2001 is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the continued reductions in mortgage loan rates experienced in the first six months of 2001 as well as the continued expansion of our mortgage banking activities into new and existing markets.

         During the six months ended June 30, 2001, we recorded a $2.3 million pre-tax gain on the sale of our credit card portfolio. This gain is solely attributable to the sale of this portfolio consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Noninterest income for the six months ended June 30, 2001 included a net loss on the sale of available-for-sale investment securities of $113,000, in comparison to a net gain on the sale of available-for-sale investment securities of $379,000 for the comparable period in 2000. The net loss for 2001 resulted primarily from the liquidation of certain equity investment securities held by FBA that resulted in a loss of $134,000, whereas the net gain in 2000 resulted primarily from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         The net gain on derivative instruments of $5.0 million and $5.5 million for the three and six months ended June 30, 2001, respectively, primarily results from the termination of certain interest rate swap agreements in April and June 2001 to adjust the interest rate hedge position consistent with the changes in portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, and results from the implementation of SFAS No. 133, as amended, on January 1, 2001. See Note 3 to our consolidated financial statements.

         Other income was $5.2 million and $10.4 million for the three and six months ended June 30, 2001, in comparison to $4.7 million and $7.9 million for the comparable periods in 2000, respectively. We attribute the primary components of the increase to:

         >>  our acquisitions completed during 2000;

         >>  increased   portfolio  management  fee   income   of  $1.6  million
             associated with our Institutional Money Management Division, which was formed in August 2000;

         >>  increased  brokerage  revenue, which is primarily  associated  with
             the  stock   option  services  acquired  in  conjunction  with  our
             acquisition of Bank of San Francisco;

         >> increased rental income of $761,000 associated with our commercial leasing activities that were acquired in conjunction with our acquisition of First Capital Group, Inc. in February 2000; and

         >> income of approximately $600,000 associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $64.4 million and $116.0 million for the three and six months ended June 30, 2001, in comparison to $41.9 million and $79.7 million for the comparable periods in 2000, respectively. The increase reflects:

         >>  the noninterest expense of our acquisitions  completed during 2000,
             including  certain   nonrecurring   expenses  associated with those
             acquisitions;

         >>  increased salaries and employee benefit expenses;

         >>  increased data processing fees;

         >>  increased legal, examination and professional fees;

         >> increased amortization of intangibles associated with the purchase of subsidiaries;

         >>  increased guaranteed preferred debentures expense; and

         >>  increased other expense.

         Salaries and employee benefits were $23.3 million and $45.8 million for the three and six months ended June 30, 2001, in comparison to $18.3 million and $35.2 million for the comparable periods in 2000, respectively. We primarily associate the increase with our 2000 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2000 to enhance executive and senior management expertise, improve technological support, strengthen centralized operational functions and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $6.5 million and $13.8 million for the three and six months ended June 30, 2001, in comparison to $6.4 million and $12.3 million for the comparable periods in 2000, respectively. We primarily attribute the increase to our aforementioned acquisitions, the relocation of certain branches and operational areas and increased depreciation expense associated with numerous capital expenditures, including our new facility that houses various centralized operations and certain corporate administrative functions.

         Data processing fees were $6.5 million and $13.0 million for the three and six months ended June 30, 2001 in comparison to $5.5 million and $10.7 million for the comparable periods in 2000, respectively. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P. provides data processing and various related services to our subsidiaries and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, and Bank of San Francisco, completed in February 2001, March 2001 and June 2001, respectively.

         Legal, examination and professional fees were $1.7 million and $3.4 million for the three and six months ended June 30, 2001, in comparison to $1.0 million and $2.0 million for the comparable periods in 2000, respectively. We primarily attribute the increase in these fees to the ongoing professional services utilized by certain of our acquired entities, increased professional fees associated with our Institutional Money Management Division, which was formed in August 2000, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.9 million and $3.7 million for the three and six months ended June 30, 2001, in comparison to $1.2 million and $2.4 million for the comparable periods in 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of the six acquisitions that we completed during 2000.

         Guaranteed preferred debentures expense was $4.5 million and $9.0 million for the three and six months ended June 30, 2001, in comparison to $3.0 million and $6.0 million for the comparable periods in 2000, respectively. The increase for 2001 is solely attributable to the issuance of trust preferred securities in October 2000 by our financing subsidiary, First Preferred Capital Trust II.

         Other expense was $18.9 million and $25.1 million for the three and six months ended June 30, 2001, in comparison to $5.4 million and $8.9 million for the comparable periods in 2000, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense to:

         >>  our acquisitions completed during 2000;

         >> increased advertising and business development expenses associated with various product and service initiatives and enhancements;

         >>  increased  travel  expenses  primarily   associated  with  business
             development efforts and the ongoing integration of the recently acquired entities into our corporate culture and systems;

         >> a nonrecurring litigation settlement charge in the amount of $11.5 million associated with a lawsuit brought by an unaffiliated bank against one of our subsidiaries and certain individuals related to allegations arising from the employment by our subsidiary of individuals previously employed by the plaintiff bank, as well as the conduct of those individuals while employed by the plaintiff bank.

         >> the establishment of a specific reserve on an unfunded letter of credit; and

         >>  overall  continued  growth  and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $5.5 million and $14.6 million for the three and six months ended June 30, 2001, representing an effective income tax rate of 39.29% and 39.14%, respectively, in comparison to $9.2 million and $17.7 million, representing an effective income tax rate of 37.81% and 37.00% for the comparable periods in 2000, respectively. The increase in the effective income tax rate for the three and six months ended June 30, 2001 is primarily attributable to:

         >>  the increase in amortization  of intangibles  associated  with  the
             purchase  of  subsidiaries,  which   is   not  deductible  for  tax
             purposes; and

         >> a reduction of the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities solely to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                      June 30, 2001             December 31, 2000
                                                                 ----------------------      ----------------------
                                                                 Notional       Credit       Notional       Credit
                                                                  amount       exposure       amount       exposure
                                                                  ------       --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       1,971      1,055,000         3,449
         Fair value hedges....................................     250,000       5,553         50,000           758
         Interest rate floor agreements.......................     310,000       5,631         35,000             6
         Interest rate cap agreements.........................     450,000       1,976        450,000         3,753
         Interest rate lock commitments.......................      22,000          --          4,100            --
         Forward commitments to sell mortgage-backed
             securities.......................................     101,000          --         32,000            --
                                                                ==========       =====      =========         =====

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

         During the three and six months ended June 30, 2001, the net interest income realized on our derivative financial instruments was $4.7 million and $5.7 million, respectively, in comparison to net interest expense of $1.0 million and $1.7 million realized on our derivative financial instruments for the comparable periods in 2000, respectively.

Cash Flow Hedges

         During 1998, we entered into $280.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which are designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. In June 2001, we terminated $205.0 million notional amount of these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the partial termination of these swap agreements, we recorded a pre-tax gain of $2.8 million. The amount receivable and payable by us under the remaining $75.0 million notional amount of the swap agreements was $1.2 million and $115,000 at June 30, 2001, respectively.

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

         During September 2000, March 2001 and April 2001, we entered into $600.0 million, $200.0 million and $175.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $3.9 million and $1.2 million at June 30, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $3.0 million and $1.2 million at June 30, 2001 and December 31, 2000, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2001 and December 31, 2000 were as follows:

                                                                  Notional   Interest rate Interest rate     Fair
                          Maturity date                            amount        paid        received        value
                          -------------                            ------        ----        --------        -----
                                                                         (dollars expressed in thousands)

         June 30, 2001:
             September 16, 2002..............................  $   75,000        4.05%         5.36%     $     890
             September 20, 2004..............................     600,000        4.05          6.78         24,634
             March 21, 2005..................................     200,000        3.93          5.24         (1,855)
             April 2, 2006...................................     175,000        3.93          5.45         (1,871)
                                                               ----------        ----          ----      ---------
                                                               $1,050,000        4.01          6.16      $  21,798
                                                               ==========        ====          ====      =========

         December 31, 2000:
             September 27, 2001..............................  $  175,000        6.80%         6.14%     $      65
             June 11, 2002...................................      15,000        6.80          6.00              7
             September 16, 2002..............................     195,000        6.80          5.36         (1,776)
             September 18, 2002..............................      70,000        6.80          5.33           (690)
             September 20, 2004..............................     600,000        6.80          6.78         16,869
                                                               ----------        ----          ----      ---------
                                                               $1,055,000        6.80          5.92      $  14,475
                                                               ==========        ====          ====      =========

Fair Value Hedges

         During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million notional amount of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest either on a semiannual or an annual basis. The amount receivable by us under the swap agreements was $1.8 million and $1.0 million at June 30, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $68,000 and $119,000 at June 30, 2001 and December 31, 2000, respectively.

         During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $5.2 million at June 30, 2001, and the amount payable by us under the swap agreements was $2.2 million at June 30, 2001.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2001 were as follows:

                                                                  Notional   Interest rate Interest rate     Fair
                          Maturity date                            amount        paid        received        value
                          -------------                            ------        ----        --------        -----
                                                                         (dollars expressed in thousands)

         June 30, 2001:
             September 13, 2001..............................  $   12,500        3.89%         6.80%       $   70
             September 21,2001...............................      12,500        3.71          6.60            79
             January 9, 2004.................................      50,000        4.80          5.37           (84)
             January 9, 2006.................................     150,000        4.80          5.51         (2,073)
             March 13, 2006..................................      12,500        3.80          7.25             86
             March 22, 2006..................................      12,500        3.64          7.20            101
                                                               ----------        ----          ----        -------
                                                               $  250,000        4.59          5.77        $(1,821)
                                                               ==========        ====          ====        =======

         December 31, 2000:
             September 13, 2001..............................  $   12,500        6.56%         6.80%       $    42
             September 21, 2001..............................      12,500        6.47          6.60             43
             March 13, 2006..................................      12,500        6.47          7.25              5
             March 22, 2006..................................      12,500        6.39          7.20              6
                                                               ----------        ----          ----        -------
                                                               $   50,000        6.47          6.96        $    96
                                                               ==========        ====          ====        =======

Interest Rate Floor Agreements

         During January 2001 and March 2001, we entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. At June 30, 2001, the carrying value of the interest rate floor agreements, which is included in derivative instruments in the consolidated balance sheet, was $5.6 million.

Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2001 and December 31, 2000, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheet, was $2.0 million and $3.8 million, respectively.

Pledged Collateral

         At June 30, 2001, we had pledged investment securities available for sale with a carrying value of $2.4 million in connection with our interest rate swap agreements. In addition, at June 30, 2001, we had accepted investment securities with a fair value of $34.7 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at June 30, 2001, we had not sold or repledged any of this collateral.

Interest Rate Lock Commitments/Forward Commitments to Sell Mortgage-Backed Securities

         Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

                      Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 93.38% and 92.82% of total interest income for the three and six months ended June 30, 2001, in comparison to 92.31% and 92.05% for the comparable periods in 2000, respectively. Total loans, net of unearned discount, increased $109.7 million to $4.86 billion, or 82.4% of total assets, at June 30, 2001, compared to $4.75 billion, or 80.9% of total assets, at December 31, 2000. The increase in loans, as summarized on our consolidated balance sheets, is primarily attributable to an increase of $120.7 million in our loans held for sale portfolio to $189.8 million at June 30, 2001 from $69.1 million at December 31, 2000. We primarily attribute this increase to be the result of a significantly higher volume of residential mortgage loans originated, including both new fundings as well as refinancings, as a result of declining interest rates experienced during the first six months of 2001. This increase was partially offset by a decline in our consumer and installment portfolio, net of unearned discount, to $111.0 million at June 30, 2001 from $174.3 million at December 31, 2000. This decrease reflects the sale of our student loan and credit card portfolios, reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing indirect automobile lending and expanding commercial lending. In addition, the overall increase in loans, net of unearned discount, was further offset by an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    June 30,      December 31,
                                                                                      2001            2000
                                                                                      ----            ----
                                                                               (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................     $   26,887          22,437
              Restructured terms.............................................             --              22
         Real estate construction and development:
              Nonaccrual.....................................................         13,316          11,068
         Real estate mortgage:
              Nonaccrual.....................................................         17,820          16,524
              Restructured terms.............................................          2,930           2,952
         Consumer and installment:
              Nonaccrual.....................................................             58             155
              Restructured terms.............................................              7               8
                                                                                  ----------       ---------
                  Total nonperforming loans..................................         61,018          53,166
         Other real estate...................................................          3,690           2,487
                                                                                  ----------       ---------
                  Total nonperforming assets.................................     $   64,708          55,653
                                                                                  ==========       =========

         Loans, net of unearned discount.....................................     $4,861,943       4,752,265
                                                                                  ==========       =========

         Loans past due 90 days or more and still accruing...................     $    7,550           3,009
                        ==                                                        ==========       =========

         Allowance for loan losses to loans..................................           1.59%           1.72%
         Nonperforming loans to loans........................................           1.26            1.12
         Allowance for loan losses to nonperforming loans....................         126.42          153.47
         Nonperforming assets to loans and other real estate.................           1.33            1.17
                                                                                  ==========       =========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $61.0 million at June 30, 2001, in comparison to $53.2 million at December 31, 2000. Included in nonaccrual real estate mortgage loans at June 30, 2001 and December 31, 2000 is a single borrowing relationship of $12.7 million and $10.9 million, respectively, relating to a residential and recreational development project that has had significant financial difficulties. This project experienced inadequate project financing at inception, project delays and weak project management. Financing for this project has since been recast, and is presently meeting development expectations. We attribute the increase in nonperforming loans and past-due loans since December 2000 to be reflective of cyclical trends experienced within the banking industry as a result of economic slow down. Consistent with the recent general economic slow down experienced within our primary markets, we anticipate this trend will continue in the upcoming months.



          The following table is a summary of our loan loss experience for the periods indicated:

                                                                       Three months ended      Six months ended
                                                                            June 30,               June 30,
                                                                        -----------------      ----------------
                                                                        2001        2000       2001       2000
                                                                        ----        ----       ----       ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............  $77,996      73,859     81,592    68,611
         Acquired allowances for loan losses.........................        -           -          -       799
                                                                       -------      ------    -------    ------
                                                                        77,996      73,859     81,592    69,410
                                                                       -------      ------    -------    ------
         Loans charged-off...........................................   (6,433)      1,756)   (15,336)   (4,970)
         Recoveries of loans previously charged-off..................    1,858       2,099      3,775     6,180
                                                                      --------      ------    -------    ------
         Net loan (charge-offs) recoveries...........................   (4,575)        343    (11,561)    1,210
                                                                       -------      ------    -------    ------
         Provision for loan losses...................................    3,720       3,620      7,110     7,202
                                                                       -------      ------    -------    ------
         Allowance for loan losses, end of period....................  $77,141      77,822     77,141    77,822
                                                                       =======      ======    =======    ======

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.


                                    Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $755.8 million and $723.5 million at June 30, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at June 30, 2001:

                                                              (dollars expressed
                                                                 in thousands)

         Three months or less.................................     $ 349,342
         Over three months through six months.................        94,028
         Over six months through twelve months................       126,966
         Over twelve months...................................       185,358
                                                                   ---------
                Total.........................................     $ 755,784
                                                                   =========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2001 and December 31, 2000, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.85 billion and $1.24 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $213.6 million and $262.1 million at June 30, 2001 and December 31, 2000, respectively.

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


                       Effects of New Accounting Standards

         In September 2000, the FASB issued SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. We have evaluated the additional requirements of SFAS 140 to determine their potential impact on our consolidated financial statements and do not believe they will have a material effect on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141 - Business Combinations, and SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS 142, which for calendar year-end companies, will be January 2, 2002. We are currently evaluating the requirements of SFAS 141 and SFAS 142 to determine their potential impact on our consolidated financial statements.

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.2% of net interest income. An instantaneous, parallel decline in the interest yield curve of 200 basis points and 300 basis points indicated a pre-tax projected loss of approximately 7.1% and 10.3% of net interest income, respectively, based on assets and liabilities at December 31, 2000. At June 30, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first six months of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in the prime lending rate throughout the last six months, is reflected in our reduced net interest rate margin for the three and six months ended June 30, 2001 as further discussed under "-Results of Operations." During the three and six months ended June 30, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           Part II - OTHER INFORMATION


                    Item 6 - Exhibits and Reports on Form 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                                Description
              --------------                                -----------

                   None                                    Not Applicable

(b) We filed no reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST BANKS, INC.



August 15, 2001                      By: /s/  James F. Dierberg
                                         ---------------------------------------
                                              James F. Dierberg
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (Principal Executive Officer)


August 15, 2001                      By: /s/  Allen H. Blake
                                         ---------------------------------------
                                              Allen H. Blake
                                              President,
                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)