Form 10-Q
period 2001-09-30
FIRST BANKS INC
filed 2001-11-13
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                           Yes    X         No
                               --------        --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                         Shares outstanding
              Class                                      at October 31, 2001
              -----                                      -------------------
   Common Stock, $250.00 par value                             23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                         Page
                                                                                                         ----

PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................       1

                CONSOLIDATED STATEMENTS OF INCOME...................................................       3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................       4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................       5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................       6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................      13

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................      27

PART II.        OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.....................................................     28

SIGNATURES..........................................................................................      29


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)


                                                                                    September 30,     December 31,
                                                                                        2001              2000
                                                                                        ----              ----


                                      ASSETS
                                      ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    155,720         167,474
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          4,753           4,005
     Federal funds sold............................................................         48,600          26,800
                                                                                      ------------     -----------
               Total cash and cash equivalents.....................................        209,073         198,279
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        511,530         539,386
     Held to maturity, at amortized cost (fair value of $22,508 and $24,507
       at September 30, 2001 and December 31, 2000, respectively)..................         21,619          24,148
                                                                                      ------------     -----------
               Total investment securities.........................................        533,149         563,534
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,499,528       1,496,284
     Real estate construction and development......................................        855,763         809,682
     Real estate mortgage..........................................................      2,186,203       2,202,857
     Consumer and installment......................................................        108,212         181,602
     Loans held for sale...........................................................        134,237          69,105
                                                                                      ------------     -----------
               Total loans.........................................................      4,783,943       4,759,530
     Unearned discount.............................................................         (9,643)         (7,265)
     Allowance for loan losses.....................................................        (80,748)        (81,592)
                                                                                      ------------     -----------
               Net loans...........................................................      4,693,552       4,670,673
                                                                                      ------------     -----------

Derivative instruments.............................................................         88,879              --
Bank premises and equipment, net of depreciation and amortization..................        131,281         114,771
Intangibles associated with the purchase of subsidiaries, net of amortization......         81,713          85,021
Accrued interest receivable........................................................         39,738          45,226
Deferred income taxes..............................................................         69,010          75,699
Other assets.......................................................................        130,378         123,488
                                                                                      ------------     -----------
               Total assets........................................................   $  5,976,773       5,876,691
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




                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)


                                                                                    September 30,     December 31,
                                                                                        2001              2000
                                                                                        ----              ----


                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    748,016         808,251
       Interest-bearing............................................................        513,905         448,146
     Savings.......................................................................      1,590,950       1,447,898
     Time:
       Time deposits of $100 or more...............................................        467,368         499,956
       Other time deposits.........................................................      1,751,851       1,808,164
                                                                                      ------------     -----------
          Total deposits...........................................................      5,072,090       5,012,415
Short-term borrowings..............................................................        135,152         140,569
Note payable.......................................................................         29,500          83,000
Accrued interest payable...........................................................         22,962          23,227
Deferred income taxes..............................................................         45,622          12,774
Accrued expenses and other liabilities.............................................         33,044          54,944
Minority interest in subsidiary....................................................         16,629          14,067
                                                                                      ------------     -----------
          Total liabilities........................................................      5,354,999       5,340,996
                                                                                      ------------     -----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        138,618         138,569
     First Banks America, Inc. subordinated debentures.............................         44,327          44,280
                                                                                      ------------     -----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        182,945         182,849
                                                                                      ------------     -----------

                               STOCKHOLDERS' EQUITY
                               --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at September 30, 2001 and December 31, 2000.................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          2,526           2,267
Retained earnings..................................................................        359,688         325,580
Accumulated other comprehensive income.............................................         57,637           6,021
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        438,829         352,846
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  5,976,773       5,876,691
                                                                                      ============     ===========



                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                             Three months ended   Nine Months Ended
                                                                                September 30,       September 30,
                                                                             ------------------   ----------------
                                                                               2001       2000     2001     2000
                                                                               ----       ----     ----     ----
Interest income:
     Interest and fees on loans............................................ $102,181    99,758    315,098  285,584
     Investment securities.................................................    6,098     7,085     20,919   21,104
     Federal funds sold and other..........................................    2,445       739      4,100    2,772
                                                                            --------   -------   --------  -------
          Total interest income............................................  110,724   107,582    340,117  309,460
                                                                            --------   -------   --------  -------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    1,892     1,480      5,372    4,365
       Savings.............................................................   12,402    13,176     39,927   37,246
       Time deposits of $100 or more.......................................    6,788     7,932     22,117   13,787
       Other time deposits.................................................   23,486    22,691     76,629   72,913
     Short-term borrowings.................................................    1,338     1,641      5,000    4,156
     Note payable..........................................................      555     1,220      2,328    3,731
                                                                            --------   -------   --------  -------
          Total interest expense...........................................   46,461    48,140    151,373  136,198
                                                                            --------   -------   --------  -------
          Net interest income..............................................   64,263    59,442    188,744  173,262
Provision for loan losses..................................................    6,800     3,865     13,910   11,067
                                                                            --------   -------   --------  -------
          Net interest income after provision for loan losses..............   57,463    55,577    174,834  162,195
                                                                            --------   -------   --------  -------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    5,731     5,184     16,268   14,648
     Gain on mortgage loans sold and held for sale.........................    2,386     1,898      9,718    5,166
     Gain on sale of credit card portfolio, net of expenses................     (422)       --      1,853       --
     Net gain (loss) on sales of available-for-sale securities.............      (32)     (180)      (145)     199
     Gain on derivative instruments, net...................................    8,915        --     14,401       --
     Other.................................................................    5,268     3,848     15,649   11,772
                                                                            --------   -------   --------  -------
          Total noninterest income.........................................   21,846    10,750     57,744   31,785
                                                                            --------   -------   --------  -------
Noninterest expense:
     Salaries and employee benefits........................................   23,092    18,200     68,889   53,437
     Occupancy, net of rental income.......................................    4,163     3,754     12,379   10,409
     Furniture and equipment...............................................    3,228     2,851      8,845    8,524
     Postage, printing and supplies........................................    1,270     1,027      3,528    3,210
     Data processing fees..................................................    6,940     5,714     19,891   16,377
     Legal, examination and professional fees..............................    1,991     1,108      5,415    3,111
     Amortization of intangibles associated with the
       purchase of subsidiaries............................................    1,861     1,312      5,573    3,685
     Guaranteed preferred debentures.......................................    4,489     2,996     13,467    9,008
     Other.................................................................    7,778     5,814     32,841   14,725
                                                                            --------   -------   --------  -------
          Total noninterest expense........................................   54,812    42,776    170,828  122,486
                                                                            --------   -------   --------  -------
          Income before provision for income taxes,
             minority interest in income of subsidiary
             and cumulative effect of change in accounting
             principle.....................................................   24,497    23,551     61,750   71,494
Provision for income taxes.................................................    9,539     8,947     24,120   26,688
                                                                            --------   -------   --------  -------
          Income before minority interest in income
             of subsidiary and cumulative
             effect of change in accounting principle .....................   14,958    14,604     37,630   44,806
Minority interest in income of subsidiary..................................      577       546      1,622    1,489
                                                                            --------   -------   --------  -------
          Income before cumulative effect of change
             in accounting principle.......................................   14,381    14,058     36,008   43,317
Cumulative effect of change in accounting principle, net of tax............       --        --     (1,376)      --
                                                                            --------   -------   --------  -------
          Net income.......................................................   14,381    14,058     34,632   43,317
Preferred stock dividends..................................................      196       196        524      524
                                                                            --------   -------   --------  -------
          Net income available to common stockholders...................... $ 14,185    13,862     34,108   42,793
                                                                            ========   =======   ========  =======



Earnings per common share:
     Basic:
       Income before cumulative effect of change in accounting principle... $  599.47   585.87   1,499.67  1,808.59
       Cumulative effect of change in accounting principle, net of tax.....        --       --     (58.16)       --
       Basic............................................................... $  599.47   585.87   1,441.51  1,808.59
                                                                            =========  ========  ========  ========
Diluted:
       Income before cumulative effect of change in accounting principle... $  587.93   570.33   1,468.14  1,750.62
       Cumulative effect of change in accounting principle, net of tax.....        --       --     (58.16)       --
                                                                            ---------  -------   --------  --------
       Diluted............................................................. $  587.93   570.33   1,409.98  1,750.62
                                                                            =========  =======   ========  ========

Weighted average common stock outstanding..................................    23,661   23,661     23,661    23,661
                                                                            =========  =======   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


                                                FIRST BANKS, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
              Nine months ended September 30, 2001 and 2000 and three months ended December 31, 2000
                            (dollars expressed in thousands, except per share data)




                                                     Adjustable rate                                        Accu-
                                                     preferred stock                                        mulated
                                                   ------------------                                       other     Total
                                                   Class A                                Compre-           compre-   stock-
                                                   conver-             Common    Capital  hensive Retained  hensive  holders'
                                                    tible     Class B   stock    surplus  income  earnings  income    equity
                                                    -----     -------   -----    -------  ------  --------  ------    ------

Consolidated balances, December 31, 1999.........  $12,822      241    5,915     3,318            270,259    2,350  294,905
Nine months ended September 30, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   43,317    43,317       --   43,317
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --      550        --      550      550
                                                                                         ------
      Comprehensive income.......................                                        43,867
                                                                                         ======
    Class A preferred stock dividends,
        $0.80 per share..........................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (321)                --       --     (321)
                                                   -------    -----    -----     -----            -------   ------  -------
Consolidated balances, September 30, 2000........   12,822      241    5,915     2,997            313,052    2,900  337,927
Three months ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --       --       --        --   12,790    12,790       --   12,790
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    3,121        --    3,121    3,121
                                                                                         ------
      Comprehensive income.......................                                        15,911
                                                                                         ======
    Class A preferred stock dividends,
        $0.40 per share..........................       --       --       --        --               (256)      --     (256)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (6)      --       (6)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (730)                --       --     (730)
                                                   -------    -----    -----     -----            -------   ------  -------
Consolidated balances, December 31, 2000.........   12,822      241    5,915     2,267            325,580    6,021  352,846
Nine months ended September 30, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   34,632    34,632       --   34,632
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --   10,555        --   10,555   10,555
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --       --        --    9,069        --    9,069    9,069
          Current period transactions............       --       --       --        --   34,919        --   34,919   34,919
          Reclassification to earnings...........       --       --       --        --   (2,927)       --   (2,927)  (2,927)
                                                                                         ------
      Comprehensive income.......................                                        86,248
                                                                                         ======
    Class A preferred stock dividends,
       $0.80 per share...........................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
       $0.07 per share...........................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --       259                 --       --      259
                                                   -------    -----    -----     -----            -------   ------  -------
Consolidated balances, September 30, 2001........  $12,822      241    5,915     2,526            359,688   57,637  438,829
                                                   =======    =====    =====     =====            =======   ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                  Three months ended   Nine months ended      Three months ended
                                                                       September 30,      September 30,           December 31,
                                                                       -------------      -------------           ------------
                                                                   2001      2000        2001     2000               2000
                                                                   ----      ----        ----     ----               ----

     Unrealized gains on investment securities arising
       during the period.......................................   $1,005    1,900       10,461     679              3,101
     Less reclassification adjustment for (losses)
       gains included in net income............................      (21)    (117)         (94)    129                (20)
                                                                  ------    -----       ------    ----              -----
     Unrealized gains on investment securities.................   $1,026    2,017       10,555     550              3,121
                                                                  ======    =====       ======    ====              =====

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                           -------------------------
                                                                                               2001           2000
                                                                                               ----           ----
Cash flows from operating activities:
     Net income                                                                           $    34,632        43,317
     Adjustments to reconcile net income to net cash used
       in operating activities:
       Cumulative effect of change in accounting principle, net of tax..................        1,376            --
       Depreciation and amortization of bank premises and equipment.....................        8,954         6,967
       Amortization, net of accretion...................................................        6,641         5,878
       Originations and purchases of loans held for sale................................   (1,088,069)     (378,628)
       Proceeds from the sale of loans held for sale....................................      982,205       290,102
       Provision for loan losses........................................................       13,910        11,067
       Provision for income taxes.......................................................       24,120        26,688
       Payments of income taxes.........................................................      (21,290)       (7,684)
       Decrease (increase) in accrued interest receivable...............................        5,488        (3,262)
       Interest accrued on liabilities..................................................      151,373       136,198
       Payments of interest on liabilities..............................................     (151,638)     (129,984)
       Gain on sale of branch facility..................................................           --        (1,355)
       Gain on sale of credit card portfolio............................................       (1,853)           --
       Net loss (gain) on sales of available-for-sale investment securities.............          145          (199)
       Other operating activities, net..................................................      (43,047)      (18,648)
       Minority interest in income of subsidiary........................................        1,622         1,489
                                                                                          -----------     ---------
          Net cash used in operating activities.........................................      (75,431)      (18,054)
                                                                                          -----------     ---------
Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........           --        (9,115)
     Proceeds from sales of investment securities available for sale....................       74,991        28,488
     Maturities of investment securities available for sale.............................      425,492       256,998
     Maturities of investment securities held to maturity...............................        2,765           712
     Purchases of investment securities available for sale..............................     (455,190)     (150,180)
     Purchases of investment securities held to maturity................................         (240)         (769)
     Net decrease (increase) in loans...................................................       57,944      (265,191)
     Recoveries of loans previously charged-off.........................................        7,202         7,954
     Purchases of bank premises and equipment...........................................      (29,212)      (21,022)
     Other investing activities, net....................................................        8,543         3,960
                                                                                          -----------     ---------
          Net cash provided by (used in) investing activities...........................       92,295      (148,165)
                                                                                          -----------     ---------
Cash flows from financing activities:
     Increase in demand and savings deposits............................................      148,576        83,733
     (Decrease) increase in time deposits...............................................      (95,111)       70,473
     Increase in federal funds purchased................................................           --         1,900
     Increase in Federal Home Loan Bank advances........................................           --            --
     (Decrease) increase in securities sold under agreements to repurchase..............       (5,417)       28,054
     Advances drawn on note payable.....................................................        5,000        (9,500)
     Repayments of note payable.........................................................      (58,500)           --
     Payment of preferred stock dividends...............................................         (524)         (524)
     Sale of branch deposits............................................................           --           892
     Other financing activities, net....................................................          (94)          (23)
                                                                                          -----------     ---------
          Net cash (used in) provided by financing activities...........................       (6,070)      175,005
                                                                                          -----------     ---------
          Net increase in cash and cash equivalents.....................................       10,794         8,786
Cash and cash equivalents, beginning of period..........................................      198,279       170,894
                                                                                          -----------     ---------
Cash and cash equivalents, end of period................................................  $   209,073       179,680
                                                                                          ===========     =========
Noncash investing and financing activities:
     Loans transferred to other real estate.............................................  $     2,821         1,226
     Reductions of deferred tax asset valuation reserve.................................          565         1,267
     Loans held for sale transferred to available-for-sale investment securities........           --        18,584
     Loans exchanged for and transferred to available-for-sale investment securities....           --        37,634
     Loans held for sale transferred to loans...........................................       35,074        63,783
                                                                                          ===========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 93.27% and 92.86% owned by First Banks at September 30, 2001 and December 31, 2000, respectively.

(2)      ACQUISITIONS

         On October 16, 2001, FBA completed its acquisition of Charter Pacific Bank (Charter Pacific), Agoura Hills, California, in exchange for $19.3 million in cash. Charter Pacific was headquartered in Agoura Hills, California, and had one other branch office in Beverly Hills, California. At the time of the transaction, Charter Pacific had $101.5 million in total assets, $70.2 million in loans, net of unearned discount, $7.5 million in investment securities and $89.0 million in deposits. FBA funded the acquisition from an advance on the revolving line of credit it maintains with First Banks. Charter Pacific was merged with and into First Bank & Trust at the time of the transaction.

         On October 31,  2001,  FBA  completed  its  acquisition  of BYL Bancorp
(BYL), and its wholly owned banking subsidiary, BYL Bank Group, in exchange for $49.0 million in cash. BYL was headquartered in Orange, California, and had six other branch offices located in Orange and Riverside counties. At the time of the transaction, BYL had $281.5 million in total assets, $175.0 million in loans, net of unearned discount, $12.6 million in investment securities and $251.8 million in deposits. FBA funded the acquisition using a combination of dividends from FB&T, borrowings under a line of credit FBA maintains with First Banks and the sale of approximately 804,000 shares of additional common stock to First Banks. The common stock was sold to First Banks for $32.50 per share, a price set by FBA's Board of Directors based on recent trading prices for FBA's stock on the New York Stock Exchange. FBA intends to conduct a rights offering during the first quarter of 2002, whereby all of its stockholders will be given the right to purchase proportionate amounts of FBA common stock at the same price paid by First Banks. BYL Bank Group was merged with and into FB&T at the time of the transaction.

         On July 20, 2001, First Banks and Union Financial Group, Ltd. (UFG) executed a definitive agreement providing for the acquisition of UFG by First Banks for a total purchase price of approximately $26.8 million. Under the terms of the agreement, the common shareholders of UFG will receive $11.00 per share in cash, or a total of $18.0 million, subject to a $1.60 per common share escrow to cover certain contingent liabilities. The shareholders of Series D preferred stock will receive the stated value of $100,000 per share. UFG is headquartered in Swansea, Illinois, and operates nine banking offices located in St. Clair, Madison, Jersey and Macoupin counties. At September 30, 2001, UFG had $362.0 million in total assets, $271.3 million in loans, net of unearned discount, $66.7 million in investment securities and $298.2 million in deposits. First Banks expects this transaction, which is subject to regulatory approvals, to be completed during the fourth quarter of 2001.

         On August 2, 2001, First Banks and Plains Financial Corporation (PFC) executed a definitive agreement providing for the acquisition of PFC by First Banks. Under the terms of the agreement, the shareholders of PFC will receive $293.07 per share in cash, or a total of approximately $36.5 million. PFC is headquartered in Des Plaines, Illinois, and has a total of three banking offices in Des Plaines, and one banking office in Elk Grove, Illinois. At September 30, 2001, PFC had $255.2 million in total assets, $149.8 million in loans, net of unearned discount, $85.5 million in investment securities and $219.7 million in deposits. First Banks expects this transaction, which is subject to regulatory approvals, to be completed during the first quarter of 2002.

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

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

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

 (4)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per share
                                                                             (numerator)   (denominator)     amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)

     Three months ended September 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  14,185         23,661      $   599.47
         Cumulative effect of change in accounting principle,
           net of tax....................................................           --             --              --
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       14,185         23,661          599.47
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            791          (11.54)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  14,377         24,452      $   587.93
                                                                             =========        =======      ==========

     Three months ended September 30, 2000:
         Basic EPS - income available to common stockholders.............    $  13,862         23,661      $   585.87
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            982          (15.54)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  14,054         24,643      $   570.33
                                                                             =========        =======      ==========

     Nine months ended September 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  35,484         23,661      $ 1,499.67
         Cumulative effect of change in accounting principle,
           net of tax....................................................       (1,376)            --          (58.16)
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       34,108         23,661        1,441.51
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            893          (31.53)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  34,621         24,554      $ 1,409.98
                                                                             =========        =======      ==========

     Nine months ended September 30, 2000:
         Basic EPS - income available to common stockholders.............    $  42,793         23,661      $ 1,808.59
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513          1,076          (57.97)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  43,306         24,737      $ 1,750.62
                                                                             =========        =======      ==========

(5)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $600,000 and $2.0 million for the three and nine months ended September 30, 2001, and $500,000 and $1.6 million for the comparable periods in 2000, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and operational support for First Banks, Inc. and the Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $6.0 million and $16.9 million for the three and nine months ended September 30, 2001, and $5.0 million and $14.2 million for the comparable periods in 2000, respectively. During the three months ended September 30, 2001 and 2000, First Services, L.P. paid First Banks $516,000 and $411,000, respectively, and during the nine months ended September 30, 2001 and 2000, First Services, L.P. paid First Banks $1.5 million and $1.3 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2001, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of  September  30,  2001,  the most recent  notification  from First
Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At September 30, 2001 and December 31, 2000, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                               Actual                                    To be well
                                                     ---------------------------                      capitalized under
                                                     September 30,  December 31,     For capital      prompt corrective
                                                        2001           2000       adequacy purposes   action provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.98%       10.21%            8.0%               10.0%
              First Bank..............................    10.50        10.71             8.0                10.0
              FB&T....................................    11.09        10.58             8.0                10.0
              BSF (1).................................       --        22.38             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.48%        7.56             4.0                 6.0
              First Bank..............................     9.24         9.46             4.0                 6.0
              FB&T....................................     9.84         9.32             4.0                 6.0
              BSF (1).................................       --        21.42             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.66%        7.45             3.0                 5.0
              First Bank..............................     8.25         8.49             3.0                 5.0
              FB&T....................................     9.19         9.27             3.0                 5.0
              BSF (1).................................       --        22.00             3.0                 5.0

--------------------
(1) BSF was acquired by FBA on December 31, 2000. FB&T merged with BSF on March 29, 2001, and was renamed First Bank & Trust.

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

         Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, bankruptcy, escrow and stock option services, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving and McKinney, Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.

         The business segment results are summarized as follows:

                                                                             First Bank                First Bank & Trust (1)
                                                                 ------------------------------   ----------------------------
                                                                  September 30,    December 31,    September 30, December 31,
                                                                      2001             2000            2001          2000
                                                                      ----             ----            ----          ----
                                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...........................................   $  164,088           214,005        342,074      330,478
Loans, net of unearned discount.................................    2,750,177         2,694,005      2,035,926    2,058,628
Total assets....................................................    3,227,149         3,152,885      2,734,952    2,733,545
Deposits........................................................    2,794,299         2,729,489      2,290,127    2,306,469
Stockholders' equity............................................      293,777           273,848        338,738      333,186
                                                                   ==========         =========      =========    =========

                                                                             First Bank                First Bank & Trust (1)
                                                                     --------------------------        ----------------------
                                                                         Three months ended              Three months ended
                                                                            September 30,                   September 30,
                                                                     --------------------------        ----------------------
                                                                      2001                 2000          2001         2000
                                                                      ----                 ----          ----         ----
Income statement information:

Interest income.................................................   $   59,779            63,621         50,773       44,945
Interest expense................................................       27,266            29,939         18,818       18,381
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................       32,513            33,682         31,955       26,564
Provision for loan losses.......................................        4,800             3,500          2,000          365
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       27,713            30,182         29,955       26,199
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       13,187             7,965          9,023        3,354
Noninterest expense.............................................       26,943            22,914         22,383       15,950
                                                                   ----------         ---------      ---------    ---------
     Income (loss) before provision (benefit)
       for income taxes and minority interest
       in income of subsidiary..................................       13,957            15,233         16,595       13,603
Provision (benefit) for income taxes............................        4,922             5,324          6,751        5,392
                                                                   ----------         ---------      ---------    ---------
     Income (loss) before minority interest in income of
       subsidiary...............................................        9,035             9,909          9,844        8,211
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
      Net income.................................................       9,035             9,909          9,844        8,211
                                                                   ==========         =========      =========    =========

                                                                             First Bank                First Bank & Trust (1)
                                                                     --------------------------        ----------------------
                                                                          Nine months ended               Nine months ended
                                                                            September 30,                   September 30,
                                                                     --------------------------        ----------------------
                                                                      2001                 2000         2001          2000
                                                                      ----                 ----         ----          ----
Income statement information:

Interest income.................................................   $  182,765           184,248        157,851      126,413
Interest expense................................................       88,563            84,459         61,870       50,422
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................       94,202            99,789         95,981       75,991
Provision for loan losses.......................................       11,000             9,250          2,910        1,817
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       83,202            90,539         93,071       74,174
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       38,992            23,930         19,876        9,197
Noninterest expense.............................................       75,810            64,840         65,346       47,068
                                                                   ----------         ---------      ---------    ---------
     Income (loss) before provision (benefit) for
       income taxes, minority interest
       in income of subsidiary and cumulative
       effect of change in accounting principle.................       46,384            49,629         47,601       36,303
Provision (benefit) for income taxes............................       16,249            17,254         18,807       14,419
                                                                   ----------         ---------      ---------    ---------
     Income (loss) before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle.....................................       30,135            32,375         28,794       21,884
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
     Income before cumulative effect of change in
       accounting principle.....................................       30,135            32,375         28,794       21,884
Cumulative effect of change in accounting principle, net of tax.          917                --            459           --
                                                                   ----------         ---------      ---------    ---------
     Net income.................................................       29,218            32,375         28,335       21,884
                                                                   ==========         =========      =========    =========

---------------------------
(1)  Includes BSF, which was acquired by  FBA  on  December 31, 2000.  FB&T  was merged with BSF on March 29, 2001. BSF  was renamed
     First Bank & Trust.
(2)  Corporate  and  other  includes  $2.9 million and  $8.7 million  of  guaranteed preferred debentures expense, after  applicable income tax benefit of $1.6 million and $4.8 million for  the three and nine months ended  September 30, 2001, and  $1.0 million and $5.9 million  of guaranteed preferred debentures expense, after  applicable  income tax  benefit  of $2.0 million  and $3.1 million, for  the  comparable  periods in 2000, respectively. In addition, corporate and other includes FCG and holding company expenses.


                                     Corporate, other and
                              intercompany reclassifications (2)                      Consolidated totals
                            -------------------------------------               ---------------------------------
                             September 30,        December 31,                  September 30,       December 31,
                                 2001                 2000                          2001                2000
                                 ----                 ----                          ----                ----
                                                          (dollars expressed in thousands)


                                26,987               19,051                      533,149                563,534
                               (11,803)                (368)                   4,774,300              4,752,265
                                14,672               (9,739)                   5,976,773              5,876,691
                               (12,336)             (23,543)                   5,072,090              5,012,415
                              (193,686)            (254,188)                     438,829                352,846
                             =========             ========                    =========              =========

                                   Corporate, other and
                             intercompany reclassifications (2)                       Consolidated totals
                             ----------------------------------                ---------------------------------
                                   Three months ended                                 Three months ended
                                      September 30,                                      September 30,
                             -------------------------------                   ---------------------------------
                               2001                   2000                       2001                     2000
                               ----                   ----                       ----                     ----

                                   172                 (984)                     110,724                107,582
                                   377                 (180)                      46,461                 48,140
                             ---------             --------                    ---------                -------
                                  (205)                (804)                      64,263                 59,442
                                    --                   --                        6,800                  3,865
                             ---------             --------                    ---------              ---------
                                  (205)                (804)                      57,463                 55,577
                             ---------             --------                    ---------              ---------
                                  (364)                (569)                      21,846                 10,750
                                 5,486                3,912                       54,812                 42,776
                             ---------             --------                    ---------              ---------

                                (6,055)              (5,285)                      24,497                 23,551
                                (2,134)              (1,769)                       9,539                  8,947
                             ---------             --------                    ---------              ---------

                                (3,921)              (3,516)                      14,958                 14,604
                                   577                  546                          577                    546
                             ---------             --------                    ---------              ---------

                                (4,498)              (4,062)                      14,381                 14,058
                             =========             ========                    =========              =========

                                   Corporate, other and
                             intercompany reclassifications (2)                       Consolidated totals
                             ----------------------------------                ---------------------------------
                                    Nine months ended                                  Nine months ended
                                      September 30,                                      September 30,
                             ----------------------------------                ---------------------------------
                               2001                   2000                       2001                     2000
                               ----                   ----                       ----                     ----


                                  (499)              (1,201)                     340,117                309,460
                                   940                1,317                      151,373                136,198
                             ---------             --------                    ---------              ---------
                                (1,439)              (2,518)                     188,744                173,262
                                    --                   --                       13,910                 11,067
                             ---------             --------                    ---------              ---------
                                (1,439)              (2,518)                     174,834                162,195
                             ---------             --------                    ---------              ---------
                                (1,124)              (1,342)                      57,744                 31,785
                                29,672               10,578                      170,828                122,486
                             ---------             --------                    ---------              ---------


                               (32,235)             (14,438)                      61,750                 71,494
                               (10,936)              (4,985)                      24,120                 26,688
                             ---------             --------                    ---------              ---------


                               (21,299)              (9,453)                      37,630                 44,806
                                 1,622                1,489                        1,622                  1,489
                             ---------             --------                    ---------              ---------

                               (22,921)             (10,942)                      36,008                 43,317
                                    --                   --                        1,376                     --
                             ---------             --------                    ---------              ---------
                               (22,921)             (10,942)                      34,632                 43,317
                             =========             ========                    =========              =========


(8)      SUBSEQUENT EVENT

         On November 15, 2001, First Preferred Capital Trust III (FPCT III), a newly-formed Delaware business trust subsidiary of First Banks, expects to issue
1.92 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and to issue 59,382 shares of common securities to First Banks at $25 per share. First Banks will own all of the common securities of FPCT III. The gross proceeds of the offering are to be used by FPCT III to purchase $48.0 million of 9.00% subordinated debentures from First Banks, maturing on December 31, 2031. The maturity date of the subordinated debentures may be shortened to a date not earlier than December 31, 2006, if certain conditions are met. The subordinated debentures are to be the sole asset of FPCT III. In connection with the issuance of the FPCT III preferred securities, First Banks will make certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FPCT III under the FPCT III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FPCT III, net of underwriting fees and offering expenses, are expected to be approximately $45.9 million (which may be increased up to $52.9 million if the underwriters' overallotment option is exercised). We expect to use the net proceeds to reduce indebtedness currently outstanding under our revolving credit line with a group of unaffiliated banks. Distributions on the FPCT III securities are payable quarterly on March 31, June 30, September 30 and December 31.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C.; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 142 branch offices throughout California, Illinois, Missouri and Texas. At September 30, 2001, we had total assets of $5.98 billion, loans, net of unearned discount, of $4.77 billion, total deposits of $5.07 billion and total stockholders' equity of $438.8 million.

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

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.27% and 92.86% of FBA at September 30, 2001 and December 31, 2000, respectively.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services offered include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, bankruptcy, escrow and stock option services, safe deposit boxes and trust, private banking and institutional money management services.

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

                               Financial Condition

         Our total assets were $5.98 billion and $5.88 billion at September 30, 2001 and December 31, 2000, respectively. The increase in total assets is primarily attributable to internal loan growth, bank premises and equipment, net of depreciation and amortization, and derivative instruments partially offset by an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000. Loans, net of unearned discount, increased by $22.0 million, which is further discussed under "--Loans and Allowance for Loan Losses." Offsetting the overall increase in total assets was a decrease in investment securities of $30.4 million to $533.1 million at September 30, 2001 from $563.5 million at December 31, 2000. We attribute the decrease in investment securities primarily to the liquidation of certain investment securities held by FBA and a higher than normal level of investment security calls experienced during the nine months ended September 30, 2001. The funds generated from the reduction of investment securities were utilized to fund loan growth, with the remaining funds being temporarily invested in cash and cash equivalents, resulting in an increase of $21.8 million in federal funds sold to $48.6 million at September 30, 2001 from $26.8 million at December 31, 2000. The increase in assets is also due to derivative instruments of $88.9 million at September 30, 2001, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. In addition, bank premises and equipment, net of depreciation and amortization, increased $16.5 million to $131.3 million at September 30, 2001 from $114.8 million at December 31, 2000. We primarily attribute this increase to the purchase and remodeling of a new operations center and corporate administrative building. Total deposits increased by $60.0 million to $5.07 billion at September 30, 2001 from $5.01 billion at December 31, 2000. The increase primarily reflects higher savings deposits offset by reductions in time deposits, including $50.0 million in time deposits of $100,000 or more that either matured or were called in September 2001, and an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2000. Our note payable decreased by $53.5 million to $29.5 million at September 30, 2001 from $83.0 million at December 31, 2000, and was primarily funded with dividends from our subsidiaries. In addition, the merger of our former subsidiary, First Bank & Trust, with Bank of San Francisco, effective March 29, 2001, allowed us to further reduce our note payable through a capital reduction of $23.0 million. In conjunction with this merger, Bank of San Francisco was renamed First Bank & Trust. In addition, accrued expenses and other liabilities decreased by $21.9 million to $33.0 million at September 30, 2001 from $54.9 million at December 31, 2000. We attribute the majority of this decrease to our quarterly tax payments and the timing of certain other routine payments.

                              Results of Operations

Net Income

         Net income was $14.4 million, or $587.93 per common share on a diluted basis, for the three months ended September 30, 2001, in comparison to $14.1 million, or $570.33 per common share on a diluted basis, for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, net income was $34.6 million, or $1,409.98 per common share on a diluted basis, in comparison to $43.3 million, or $1,750.62 per common share on a diluted basis for 2000. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income was $36.0 million, or $1,468.14 per common share on a diluted basis, for the nine months ended September 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income." The primary factors that led to the decline in earnings for the nine months ended September 30, 2001 were continued reductions in prevailing interest rates, an increased provision for loan losses and higher operating expenses, including nonrecurring charges associated with the establishment of a specific reserve relating to a contingent liability and the settlement of certain litigation. Net interest income increased primarily as a result of increased earning assets generated through internal loan growth along with our acquisitions of Lippo Bank, certain assets of FCG, Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. The improvement in net interest income, however, was partially offset by continued reductions in prevailing interest rates throughout the first nine months of 2001. During the three and nine months ended September 30, 2001, noninterest income increased to $21.8 million and $57.7 million, from $10.8 million and $31.8 million for the comparable periods in 2000, respectively, as further discussed under "--Noninterest Income."

         The improvement in net interest income and noninterest income was offset by increased operating expenses of $54.8 million and $170.8 million for the three and nine months ended September 30, 2001, compared to $42.8 million and $122.5 million for the comparable periods in 2000, respectively. The increased operating expenses are primarily attributable to:

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

         >> a nonrecurring litigation settlement charge; and

         >> a charge to other expense associated with the establishment of a specific reserve for an unfunded letter of credit.

         Guaranteed preferred debentures expense of $1.5 million and $4.5 million for the three and nine months ended September 30, 2001, respectively, on the trust preferred securities issued by First Preferred Capital Trust II in October 2000 also contributed to the overall increase in operating expenses. These higher operating expenses, exclusive of the litigation settlement and the specific reserve for the unfunded letter of credit, are reflective of significant investments that have been made in personnel, technology, equipment, facilities and new product and business lines in conjunction with our overall strategic growth plan. The payback on these investments is expected to occur over time through higher and more diversified revenue streams.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $64.4 million, or 4.75% of interest-earning assets, for the three months ended September 30, 2001, from $59.7 million, or 4.98% of interest-earning assets, for the comparable period in 2000, respectively. For the nine months ended September 30, 2001 and 2000, net interest income (expressed on a tax equivalent basis) was $189.3 million, or 4.74% of interest-earning assets, and $173.9 million, or 4.92% of interest-earning assets, respectively. We credit the increased net interest income for the three and nine months ended September 30, 2001 primarily to the net interest-earning assets provided by our acquisitions completed during 2000, internal loan growth and earnings on our interest rate swap agreements that we entered into in conjunction with our risk management program. The overall increase in net interest income was partially offset by reductions in prevailing interest rates throughout the first nine months of 2001.

         Average loans, net of unearned discount, were $4.83 billion and $4.84 billion for the three and nine months ended September 30, 2001, in comparison to $4.32 billion and $4.23 billion for the comparable periods in 2000, respectively. The yield on our loan portfolio, however, decreased to 8.40% and 8.72% for the three and nine months ended September 30, 2001, in comparison to 9.20% and 9.03% for the comparable periods in 2000, respectively. This was a major contributor to the decline in our net interest rate margin of 23 basis points and 18 basis points for the three and nine months ended September 30, 2001, respectively, from the comparable periods in 2000. We attribute the decline in yields and our net interest rate margin primarily to the continued decreases in prevailing interest rates throughout the first nine months of 2001. During the period from December 31, 2000 through September 30, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate eight times, resulting in eight decreases in the prime rate of interest from 9.5% to 6.0%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three and nine months ended September 30, 2001, these agreements provided net interest income of $7.1 million and $12.8 million, respectively, in comparison to net interest expense of $1.4 million and $3.1 million incurred for the comparable periods in 2000.

         For the three and nine months ended September 30, 2001, the aggregate weighted average rate paid on our deposit portfolio decreased to 4.09% and 4.51%, compared to 4.72% and 4.52% for the comparable periods in 2000, respectively. We attribute the decline primarily to rates paid on savings deposits, which have continued to decline in conjunction with interest rate reductions as previously discussed. The overall decrease in rates paid for the three and nine months ended September 30, 2001, is a result of generally decreasing interest rates during the first nine months of 2001 as compared to generally increasing rates for the comparable period in 2000, offset by increased rates paid by us to attract and retain deposits due to the high level of competition within our market areas. In addition, the aggregate weighted average rate paid on our note payable decreased to 7.09% and 6.84% for the three and nine months ended September 30, 2001, respectively, compared to 8.56% and 7.85% for the comparable periods in 2000. Amounts outstanding under our $120.0 million line of credit with a group of unaffiliated banks bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source, although it has been mitigated by the continued reductions in the prime lending rate, so that increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a significantly higher level of borrowings occurring during the fourth quarter of 2000. Furthermore, the aggregate weighted average rate paid on our short-term borrowings also declined for the three and nine months ended September 30, 2001 as compared to the comparable periods in 2000, reflecting continued reductions in the current interest rate environment.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2001 and 2000:

                                            Three months ended September 30,                   Nine months ended September 30,
                                 -------------------------------------------------   ----------------------------------------------
                                             2001                     2000                     2001                     2000
                                 -------------------------   ---------------------   ----------------------   ---------------------
                                            Interest                Interest                 Interest                 Interest
                                   Average  income/ Yield/  Average income/ Yield/   Average income/ Yield/   Average income/ Yield/
                                   balance  expense  rate   balance expense rate     balance expense rate     balance expense  rate
                                   -------  -------  ----   ------- ------- ----     ------- ------- -----    ------- -------  ----
                                                                         (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $4,828,254  102,244 8.40% $4,317,762  99,858 9.20% $4,836,210 315,305 8.72% $4,226,438 285,845 9.03%
   Investment securities (4)...    414,968    6,216 5.94     412,501   7,214 6.96     424,200  21,288 6.71     431,104  21,493 6.66
   Federal funds sold and other    137,255    2,445 7.07      40,462     739 7.27      84,093   4,100 6.52      60,300   2,772 6.14
                                ----------  -------       ---------- -------       ---------- --------      ---------- -------
        Total interest-earning
          assets...............  5,380,477  110,905 8.18   4,770,725 107,811 8.99   5,344,503 340,693 8.52   4,717,842 310,110 8.78
                                            -------                  -------                  -------                  -------
Nonearning assets..............    559,510                   395,230                  536,149                  378,382
                                ----------                ----------               ----------               ----------
        Total assets........... $5,939,987                $5,165,955               $5,880,652               $5,096,224
                                ==========                ==========               ==========              ==========

   Liabilities and
Stockholders' Equity
--------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  515,406    1,892 1.46% $  416,302   1,480 1.41% $  482,891   5,372 1.49% $  420,442   4,365 1.39%
     Savings deposits..........  1,551,180   12,402 3.17   1,277,167  13,176 4.10   1,485,391  39,927 3.59   1,253,312  37,246 3.97
     Time deposits (3).........  2,258,644   30,274 5.32   2,120,397  30,623 5.75   2,301,246  98,746 5.74   2,118,313  86,700 5.47
                                ----------  -------       ----------  ------       ---------- -------       ---------- -------
        Total interest-bearing
          deposits.............  4,325,230   44,568 4.09   3,813,866  45,279 4.72   4,269,528 144,045 4.51   3,792,067 128,311 4.52
   Short-term borrowings.......    151,823    1,338 3.50     110,545   1,641 5.91     161,755   5,000 4.13     100,920   4,156 5.50
   Note payable................     31,059      555 7.09      56,708   1,220 8.56      45,521   2,328 6.84      63,482   3,731 7.85
                                ----------  -------       ----------  ------       ---------- -------       ---------- -------
        Total interest-bearing
          liabilities..........  4,508,112   46,461 4.09   3,981,119  48,140 4.81   4,476,804 151,373 4.52   3,956,469 136,198 4.60
                                            -------                   ------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............    725,624                   644,158                  718,468                  616,359
   Other liabilities...........    294,864                   209,687                  295,678                  209,139
                                ----------                ----------               ----------               ----------
        Total liabilities......  5,528,600                 4,834,964                5,490,950                4,781,967
Stockholders' equity...........    411,387                   330,991                  389,702                  314,257
                                ----------                ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $5,939,987                $5,165,955               $5,880,652               $5,096,224
                                ==========                ==========               ==========               ==========

Net interest income............              64,444                   59,671                  189,320                  173,912
                                            =======                   ======                  =======                  =======
Interest rate spread...........                     4.09                     4.18                     4.00                     4.18
Net interest margin............                     4.75%                    4.98%                    4.74%                    4.92%
                                                    ====                     ====                     ====                     ====
--------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income/expense includes the effects of interest rate exchange agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $181,000 and $576,000 for the three and nine months ended September 30, 2001, and  $229,000  and  $650,000  for  the  comparable periods in 2000, respectively.

Provision for Loan Losses

         The provision for loan losses was $6.8 million and $13.9 million for the three and nine months ended September 30, 2001, compared to $3.9 million and $11.1 million for the comparable periods in 2000, respectively. The provision for loan losses reflects the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. The increased provision for loan losses is attributable to loan portfolio growth as well as an increase in net loan charge-offs and past due loans, largely resulting from the slow down in economic conditions prevalent within our markets. Loan charge-offs were $6.6 million and $22.0 million for the three and nine months ended September 30, 2001, in comparison to $3.7 million and $8.7 million for the comparable periods in 2000, respectively. The increase in loan charge-offs reflects a single loan in the amount of $4.5 million that was charged-off due to suspected fraud on the part of the borrower, a $1.4 million charge-off on a single credit relationship, a $675,000 charge-off with respect to a loan in an acquired portfolio as well as the slow down in economic conditions prevalent within our markets. Loan recoveries were $3.4 million and $7.2 million for the three and nine months ended September 30, 2001, in comparison to $1.8 million and $8.0 million for the comparable periods in 2000, respectively. Past-due loans have increased during the nine months ended September 30, 2001, and we anticipate this trend will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $21.8 million and $57.7 million for the three and nine months ended September 30, 2001, in comparison to $10.8 million and $31.8 million for the comparable periods in 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, a gain on the sale of our credit card portfolio, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees were $5.7 million and $16.3 million for the three and nine months ended September 30, 2001, in comparison to $5.2 million and $14.6 million for the comparable periods in 2000, respectively. We attribute the increase in service charges and customer service fees to:

         >> increased savings and interest-bearing deposit balances provided by internal growth;

         >> our acquisitions completed during 2000;

         >> additional products and services available and utilized by our expanding base of retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000 and July 1, 2001, and enhanced control of fee waivers; and

         >> increased income associated with automated teller machine services and debit cards.

         The gain on mortgage loans sold and held for sale was $2.4 million and $9.7 million for the three and nine months ended September 30, 2001, in comparison to $1.9 million and $5.2 million for the comparable periods in 2000, respectively. The overall increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the continued reductions in mortgage loan rates experienced in the first nine months of 2001 as well as the continued expansion of our mortgage banking activities into new and existing markets.

         During the nine months ended September 30, 2001, we recorded a $1.9 million pre-tax gain on the sale of our credit card portfolio. The reduction in the net gain of $422,000 recorded for the three months ended September 30, 2001, represents an adjustment to the initial settlement in accordance with the terms of the underlying sale agreement. The sale of this portfolio is consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Noninterest income for the nine months ended September 30, 2001 included a net loss on the sale of available-for-sale investment securities of $145,000, in comparison to a net gain on the sale of available-for-sale investment securities of $199,000 for the comparable period in 2000. The net loss for 2001 resulted primarily from the liquidation of certain investment securities held by FBA that resulted in a loss of $134,000, whereas the net gain in 2000 resulted primarily from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         The net gain on derivative instruments of $8.9 million and $14.4 million for the three and nine months ended September 30, 2001, respectively, includes $3.8 million of gains resulting from the termination of certain interest rate swap agreements in April and June 2001 to adjust our interest rate hedge position consistent with changes in the portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, in accordance with the requirements of SFAS No. 133, as amended, which was implemented on January 1, 2001. See Note 3 to our consolidated financial statements.

         Other income was $5.3 million and $15.6 million for the three and nine months ended September 30, 2001, in comparison to $3.8 million and $11.8 million for the comparable periods in 2000, respectively. We attribute the primary components of the increase for the nine months ended September 30, 2001 to:

         >> our acquisitions completed during 2000;

         >> increased portfolio management fee income of $2.5 million associated with our institutional money management division, which was formed in August 2000;

         >> increased brokerage revenue, which is primarily associated with the stock option services acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

         >> increased  rental  income  of  $1.3  million   associated  with  our
            commercial leasing activities that were acquired in conjunction with our acquisition of FCG in February 2000; and

         >> income of approximately $900,000 associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $54.8 million and $170.8 million for the three and nine months ended September 30, 2001, in comparison to $42.8 million and $122.5 million for the comparable periods in 2000, respectively. The increase reflects:

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

         >> increased guaranteed preferred debentures expense; and

         >> increased other expense.

         Salaries and employee benefits were $23.1 million and $68.9 million for the three and nine months ended September 30, 2001, in comparison to $18.2 million and $53.4 million for the comparable periods in 2000, respectively. We primarily associate the increase with our 2000 acquisitions and higher commissions paid to mortgage loan originators due to increased volume. The increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2000 to enhance executive and senior management expertise, improve technological support, strengthen centralized operational functions and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $7.4 million and $21.2 million for the three and nine months ended September 30, 2001, in comparison to $6.6 million and $18.9 million for the comparable periods in 2000, respectively. We primarily attribute the increase to our aforementioned acquisitions, the relocation of certain branches and operational areas, and increased depreciation expense associated with numerous capital expenditures, including our new facility that houses various centralized operations and certain corporate administrative functions.

         Data processing fees were $6.9 million and $19.9 million for the three and nine months ended September 30, 2001, in comparison to $5.7 million and $16.4 million for the comparable periods in 2000, respectively. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P. provides data processing and various related services to our subsidiaries and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, Bank of San Francisco and Millennium Bank, completed in February 2001, March 2001, June 2001 and July 2001, respectively.

         Legal, examination and professional fees were $2.0 million and $5.4 million for the three and nine months ended September 30, 2001, in comparison to $1.1 million and $3.1 million for the comparable periods in 2000, respectively. We primarily attribute the increase in these fees to certain litigation and the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, increased professional fees associated with our institutional money management division, which was formed in August 2000, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.9 million and $5.6 million for the three and nine months ended September 30, 2001, in comparison to $1.3 million and $3.7 million for the comparable periods in 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of the six acquisitions that we completed during 2000.

         Guaranteed preferred debentures expense was $4.5 million and $13.5 million for the three and nine months ended September 30, 2001, in comparison to $3.0 million and $9.0 million for the comparable periods in 2000, respectively. The increase for 2001 is solely attributable to the issuance of trust preferred securities in October 2000 by our financing subsidiary, First Preferred Capital Trust II.

         Other expense was $7.8 million and $32.8 million for the three and nine months ended September 30, 2001, in comparison to $5.8 million and $14.7 million for the comparable periods in 2000, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense to:

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

         >> a nonrecurring  litigation settlement charge during June 2001 in the amount of $11.5 million associated with a lawsuit brought by an unaffiliated bank against one of our subsidiaries and certain individuals related to allegations arising from the employment by our subsidiary of individuals previously employed by the plaintiff bank, as well as the conduct of those individuals while employed by the plaintiff bank;

         >> the establishment of a specific reserve for an unfunded letter of credit in the amount of $1.8 million; and

         >> overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $9.5 million and $24.1 million for the three and nine months ended September 30, 2001, representing an effective income tax rate of 38.9% and 39.1%, respectively, in comparison to $8.9 million and $26.7 million, representing an effective income tax rate of 38.0% and 37.3% for the comparable periods in 2000, respectively. The increase in the effective income tax rate for the three and nine months ended September 30, 2001 is primarily attributable to:

         >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes; and

         >> a reduction   of   the   deferred   tax   asset valuation reserve of
            approximately $405,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.


                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities solely to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                   September 30, 2001           December 31, 2000
                                                                -----------------------      ----------------------
                                                                 Notional       Credit       Notional       Credit
                                                                  amount       exposure       amount       exposure
                                                                  ------       --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       1,591      1,055,000         3,449
         Fair value hedges....................................     200,000       3,200         50,000           758
         Interest rate floor agreements.......................     275,000      13,401         35,000             6
         Interest rate cap agreements.........................     450,000       1,063        450,000         3,753
         Interest rate lock commitments.......................      28,000          --          4,100            --
         Forward commitments to sell
         mortgage-backed securities...........................     113,000          --         32,000            --
                                                                ==========      ======      =========         =====

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

         During the three and nine months ended September 30, 2001, the net interest income realized on our derivative financial instruments was $7.1 million and $12.8 million, respectively, in comparison to net interest expense of $1.4 million and $3.1 million realized on our derivative financial instruments for the comparable periods in 2000, respectively.

Cash Flow Hedges

         During 1998, we entered into $280.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which are designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. In June 2001, we terminated $205.0 million notional amount of these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the partial termination of these swap agreements, we recorded a pre-tax gain of $2.8 million. The amount receivable and payable by us under the remaining $75.0 million notional amount of the swap agreements was $365,000 and $224,000 at September 30, 2001, respectively.

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

         During September 2000, March 2001 and April 2001, we entered into $600.0 million, $200.0 million and $175.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $3.9 million and $1.2 million at September 30, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $2.4 million and $1.2 million at September 30, 2001 and December 31, 2000, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2001 and December 31, 2000 were as follows:


                                                                  Notional   Interest rate Interest rate     Fair
                          Maturity date                            amount        paid        received        value
                          -------------                            ------        ----        --------        -----
                                                                         (dollars expressed in thousands)

         September 30, 2001:
             September 16, 2002..............................  $   75,000        3.80%         5.36%     $   1,929
             September 20, 2004..............................     600,000        3.30          6.78         48,135
             March 21, 2005..................................     200,000        3.18          5.24          7,510
             April 2, 2006...................................     175,000        3.38          5.45          8,142
                                                               ----------                                ---------
                                                               $1,050,000        3.33          6.16      $  65,716
                                                               ==========        ====          ====      =========

         December 31, 2000:
             September 27, 2001..............................  $  175,000        6.80          6.14      $      65
             June 11, 2002...................................      15,000        6.80          6.00              7
             September 16, 2002..............................     195,000        6.80          5.36         (1,776)
             September 18, 2002..............................      70,000        6.80          5.33           (690)
             September 20, 2004..............................     600,000        6.80          6.78         16,869
                                                               ----------                                ---------
                                                               $1,055,000        6.80          5.92      $  14,475
                                                               ==========        ====          ====      =========

Fair Value Hedges

         During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million notional amount of five and one-half year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which were designated as fair value hedges, provided for us to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest either on a semiannual or an annual basis. In September 2001, the one-year interest rate swap agreements matured, and we terminated the five and one-half year interest rate swap agreements as a result of the underlying interest-bearing liabilities maturing or being called by their respective counterparties. There was no gain or loss recorded as a result of the terminations.

         During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $2.5 million at September 30, 2001, and the amount payable by us under the swap agreements was $1.8 million at September 30, 2001.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2001 and December 31, 2000 were as follows:

                                                                  Notional   Interest rate Interest rate     Fair
                          Maturity date                            amount        paid        received        value
                          -------------                            ------        ----        --------        -----
                                                                         (dollars expressed in thousands)

         September 30, 2001:
             January 9, 2004.................................  $   50,000        3.82%         5.37%     $   1,999
             January 9, 2006.................................     150,000        3.82          5.51          6,699
                                                               ----------                                ---------
                                                               $  200,000        3.82          5.47      $   8,698
                                                               ==========        ====          ====      =========

         December 31, 2000:
             September 13, 2001..............................  $   12,500        6.56%         6.80%     $      42
             September 21, 2001..............................      12,500        6.47          6.60             43
             March 13, 2006..................................      12,500        6.47          7.25              5
             March 22, 2006..................................      12,500        6.39          7.20              6
                                                               ----------                                ---------
                                                               $   50,000        6.47          6.96      $      96
                                                               ==========        ====          ====      =========

Interest Rate Floor Agreements

         During January 2001 and March 2001, we entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. At September 30, 2001, the carrying value of the interest rate floor agreements, which is included in derivative instruments in the consolidated balance sheet at fair value, was $13.4 million. For the three and nine months ended September 30, 2001, these agreements provided net interest income of $1.1 million and $1.4 million, respectively.

Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At September 30, 2001 and December 31, 2000, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheet, was $1.1 million and $3.8 million, respectively.

Pledged Collateral

         At September 30, 2001, we had pledged investment securities available for sale with a carrying value of $2.2 million in connection with our interest rate swap agreements. In addition, at September 30, 2001, we had accepted investment securities with a fair value of $73.8 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at September 30, 2001, we had not sold or repledged any of this collateral.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.3% and 92.6% of total interest income for the three and nine months ended September 30, 2001, in comparison to 92.7% and 92.3% for the comparable periods in 2000, respectively. Total loans, net of unearned discount, increased $22.0 million to $4.77 billion, or 79.9% of total assets, at September 30, 2001, compared to $4.75 billion, or 80.9% of total assets, at December 31, 2000. The increase in loans, as summarized on our consolidated balance sheets, is primarily attributable to an increase of $65.1 million in our loans held for sale portfolio to $134.2 million at September 30, 2001 from $69.1 million at December 31, 2000. We primarily attribute this increase to a significantly higher volume of residential mortgage loans originated, including both new fundings as well as refinancings, as a result of continued declining interest rates experienced during the first nine months of 2001. This increase was offset by a decline in our consumer and installment portfolio, net of unearned discount, to $98.6 million at September 30, 2001 from $174.3 million at December 31, 2000. This decrease reflects the sale of our student loan and credit card portfolios, reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending. In addition, the overall increase in loans, net of unearned discount, was further offset by an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  September 30,   December 31,
                                                                                      2001            2000
                                                                                      ----            ----
                                                                               (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    25,402          22,437
              Restructured terms.............................................             --              22
         Real estate construction and development:
              Nonaccrual.....................................................            465          11,068
         Real estate mortgage:
              Nonaccrual.....................................................         15,909          16,524
              Restructured terms.............................................          2,918           2,952
         Consumer and installment:
              Nonaccrual.....................................................            396             155
              Restructured terms.............................................              7               8
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         45,097          53,166
         Other real estate...................................................          3,707           2,487
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    48,804          55,653
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 4,774,300       4,752,265
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     8,514           3,009
                                                                                 ===========      ==========

         Allowance for loan losses to loans..................................           1.69%           1.72%
         Nonperforming loans to loans........................................           0.94            1.12
         Allowance for loan losses to nonperforming loans....................         179.05          153.47
         Nonperforming assets to loans and other real estate.................           1.02            1.17
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $45.1 million at September 30, 2001, in comparison to $53.2 million at December 31, 2000. The decrease is primarily attributable to the removal of a single borrowing relationship of $14.3 million and $10.9 million at September 30, 2001 and December 31, 2000, respectively, from nonaccrual real estate construction and development loans during the third quarter of 2001. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing at inception, project delays and weak project management. Financing for this project has since been recast with a new borrower, and is presently meeting developmental expectations. Exclusive of this borrowing relationship, nonperforming loans increased $2.8 million during the nine months ended September 30, 2001. We attribute the increase in nonperforming loans and past-due loans for the nine months ended September 30, 2001 to be reflective of cyclical trends experienced within the banking industry as a result of economic slow down. Consistent with the general economic slow down experienced within our primary markets, we anticipate this trend will continue in the upcoming months.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                       Three months ended      Nine months ended
                                                                          September 30,          September 30,
                                                                       ------------------     -----------------
                                                                        2001        2000       2001       2000
                                                                        ----        ----       ----       ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............  $77,141     77,822      81,592    68,611
         Acquired allowances for loan losses.........................       --        547          --     1,346
                                                                       -------     ------      ------    ------
                                                                        77,141     78,369      81,592    69,957
                                                                       -------     ------      ------    ------
         Loans charged-off...........................................   (6,620)    (3,697)    (21,956)   (8,667)
         Recoveries of loans previously charged-off..................    3,427      1,774       7,202     7,954
                                                                       -------     ------      ------    ------
         Net loan charge-offs........................................    3,193)    (1,923)    (14,754)     (713)
                                                                       -------    ------      -------    ------
         Provision for loan losses...................................    6,800      3,865      13,910    11,067
                                                                       -------     ------      ------    ------
         Allowance for loan losses, end of period....................  $80,748     80,311      80,748    80,311
                                                                       =======     ======      ======    ======

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

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $632.0 million and $723.5 million at September 30, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at September 30, 2001:

                                                                                 (dollars expressed in thousands)

         Three months or less..........................................................      $280,931
         Over three months through six months..........................................        97,435
         Over six months through twelve months.........................................       140,490
         Over twelve months............................................................       113,164
                                                                                             --------
                Total..................................................................      $632,020
                                                                                             ========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2001 and December 31, 2000, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.18 billion and $1.24 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $279.8 million and $262.1 million at September 30, 2001 and December 31, 2000, respectively.

         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust I, First Preferred Capital Trust II and First Preferred Capital Trust III, and FBA's financing subsidiary, First America Capital Trust.

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

         In July 2001, the FASB issued SFAS No. 141 -- Business Combinations, and SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies, will be January 1, 2002.

         As of January 1, 2002, the date of adoption, we expect to have unamortized goodwill, exclusive of our closed acquisitions of Charter Pacific and BYL and our pending acquisition of UFG, of approximately $79.9 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization of intangibles associated with the purchase of subsidiaries was $1.9 million and $5.6 million for the three and nine months ended September 30, 2001, in comparison to $1.3 million and $3.7 million for the comparable periods in 2000, respectively. We are currently evaluating the additional requirements of SFAS No. 141 and SFAS No. 142 to determine their potential impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. We are currently evaluating the requirements of SFAS No. 144 to determine its potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.2% of net interest income. An instantaneous, parallel decline in the interest yield curve of 200 basis points and 300 basis points indicated a pre-tax projected loss of approximately 7.1% and 10.3% of net interest income, respectively, based on assets and liabilities at December 31, 2000. At September 30, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first nine months of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout the last nine months, is reflected in our reduced net interest rate margin for the three and nine months ended September 30, 2001 as further discussed under "--Results of Operations." During the three and nine months ended September 30, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           Part II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                    Exhibit Number                      Description
                    --------------                      -----------

                         10.1 $120,000,000 Secured CreditAgreement, dated as of August 23, 2001, among First Banks, Inc., and Wells Fargo Bank Minnesota, National Association, American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, The Northern Trust Company, Union Bank of California N.A., SunTrust Bank, Nashville, LaSalle Bank National Association and Wells Fargo Bank Minnesota, National Association, as Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

(b) We filed a current report on Form 8-K on July 27, 2001. Item 5 of the report is a press release announcing First Banks, Inc.'s financial results for the three and six months ended June 30, 2001. A copy of the press release was attached as Exhibit 99.1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FIRST BANKS, INC.



November 13, 2001                 By: /s/  James F. Dierberg
                                      -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


November 13, 2001                 By: /s/  Allen H. Blake
                                      ----------------------------------------
                                           Allen H. Blake
                                           President,
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)