Form 10-K405
period 2001-12-31
FIRST BANKS INC
filed 2002-03-25
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                   135 North Meramec, Clayton, Missouri 63105
               (Address of principal executive offices) (Zip code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                      --------------------

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

                   9.00% Cumulative Trust Preferred Securities
           (issued by First Preferred Capital Trust III and guaranteed by its parent, First Banks, Inc.)
                                (Title of class)

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

         At March 22, 2002, there were 23,661 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the year ended December 31, 2001, or our 2001 Annual Report, are incorporated by reference into Parts I, II and IV of this report, as follows:

         The following portions of our 2001 Annual Report to Stockholders, or our 2001 Annual Report, are incorporated by reference in this report:

                                                             Page(s) in the 2001
                      Section                                   Annual Report
                      -------                                -------------------

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ("MD&A").........     3-32
         Selected Consolidated and Other Financial Data.........      2
         Consolidated Financial Statements......................    34-63
         Supplementary Financial Data...........................      33
         Range of Prices of Preferred Securities................      65

         Except for the parts of our 2001 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

                                     PART I

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission that are not statements of historical fact may include forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington, D.C. and the national response to those events; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and nonbanking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-K should therefore not place undue reliance on forward-looking statements.

Item 1.  Business

General. First Banks, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. We were incorporated in Missouri in 1978 and our corporate headquarters are located in St. Louis, Missouri. Our principal function is to assist in the management of our banking subsidiaries.

         At December 31, 2001, we had $6.78 billion in total assets, $5.41 billion in total loans, net of unearned discount, $5.68 billion in total deposits and $448.7 million in total stockholders' equity.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services, and trust, private banking and institutional money management services.

         We operate through two subsidiary banks, three subsidiary bank holding companies, and through our subsidiary leasing company, as follows:

         Union   Financial  Group,  Ltd.,  or  UFG,  headquartered  in  Swansea,
           Illinois, and its wholly owned subsidiary:
              First Bank, headquartered in St. Louis County, Missouri;
         First  Capital  Group,  Inc., or FCG, headquartered in Albuquerque, New
           Mexico;
         First  Banks  America,  Inc., or  FBA,  headquartered in San Francisco,
              California, and its wholly owned subsidiaries:
           The  San  Francisco  Company, or SFC, headquartered in San Francisco,
              California, and its wholly owned subsidiary:
                 First  Bank  &  Trust, or FB&T, headquartered in San Francisco,
                    California.

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.69% of FBA at December 31, 2001.

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

         The following table summarizes selected data about our subsidiaries at December 31, 2001:

                                                                                        Loans, Net of
                                                           Number of     Total            Unearned          Total
                             Name                          Locations     Assets           Discount        Deposits
                             ----                          ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

         UFG:
                 First Bank..........................         93      $ 3,707,081        3,086,023        3,142,676
         FCG (1).....................................          1              482               --               --
         FBA:
                SFC:
                       FB&T..........................         56        3,057,920        2,323,263        2,555,396

         ---------------------------------
         (1) FCG was purchased on February 29, 2000. As of December 31, 2001, there were approximately $149.0 million of commercial leases originated by FCG. The commercial leases are recorded as assets of our subsidiary banks.

         As described under "MD&A - Financial Condition and Average Balances" in our 2001 Annual Report, on November 15, 2001, First Preferred Capital Trust III, or First Preferred III, our newly formed Delaware statutory business trust subsidiary, issued 2,208,000 shares of 9.00% cumulative trust preferred securities for $55.2 million. In addition, First Preferred III issued 68,290 shares of common securities to us for $1.7 million. In October 2000, First Preferred Capital Trust II, or First Preferred II, our Delaware statutory business trust subsidiary, issued 2,300,000 shares of 10.24% cumulative trust preferred securities for $57.5 million. In addition, First Preferred II issued 71,135 shares of common securities to us for $1.8 million. Similar to the preferred securities issued in February 1997 by First Preferred Capital Trust, the preferred securities of First Preferred II and First Preferred III are publicly held and listed on the Nasdaq Stock Market's National Market system. The preferred securities have no voting rights except in certain limited circumstances.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and his adult children, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies, and the election of our directors.

         At December 31, 2001, we, Mr. Dierberg and an affiliate of Mr. Dierberg owned 7.93%, 0.08% and 1.86%, respectively, of the outstanding shares of common stock of Allegiant Bancorp, Inc., or Allegiant, located in St. Louis, Missouri.

         Further discussion of our business operations and our policies is set forth in the MD&A section of our 2001 Annual Report.

Acquisitions. Historically, we concentrated our acquisitions within the market areas of eastern Missouri and central and southern Illinois. However, the premiums required to successfully pursue these acquisitions escalated sharply in 1993, reducing the economic viability of many potential acquisitions in these areas. Recognizing this, we began to expand the geographic area in which we approached acquisition candidates. While we were successful in making acquisitions in Chicago and northern Illinois, we noted that acquisition pricing in other areas being considered was similar to that in our eastern Missouri and central and southern Illinois acquisition areas. As a result, while we continued to pursue acquisitions within these areas, we turned much of our attention to institutions that could be acquired at more attractive prices that were within major metropolitan areas outside of these market areas. This led to the acquisition of BancTEXAS Group Inc. in 1994, which had offices in Dallas and Houston, Texas, and numerous acquisitions of financial institutions that had offices in Los Angeles, Marin, Napa, Orange, Placer, Riverside, Santa Barbara, San Francisco, San Jose, San Mateo, Sonoma, Ventura and Sacramento counties in California during the seven years ended December 31, 2001. During 2001, we completed two acquisitions located primarily within our existing market areas in California, and one acquisition in Swansea, Illinois, located within our primary market area, which is the St. Louis, Missouri metropolitan area (as further discussed below).

         For the three years ended December 31, 2001, we completed ten acquisitions of banks, one branch office purchase and a purchase of certain assets and assumption of certain liabilities of a leasing company. These transactions provided us with total assets of $1.78 billion and 38 banking facilities. For a description of these acquisitions, see "MD&A - Acquisitions" and Note 2 to the Consolidated Financial Statements in our 2001 Annual Report.

Market Area. As of December 31, 2001, our subsidiary banks' 149 banking facilities were located throughout California, eastern Missouri, Illinois and Texas. Our primary market area is the St. Louis, Missouri metropolitan area. Our second and third largest market areas are southern and northern California and central and southern Illinois, respectively. We also have locations in the Houston, Dallas, Irving and McKinney, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area. In addition, FCG, our leasing subsidiary, operates from its headquarters in Albuquerque, New Mexico.

         The following table lists the market areas in which our subsidiary banks operate, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2001:

                                                                              Total         Deposits       Number
                                                                            Deposits     as a Percentage     of
                               Geographic Area                            (in millions) of Total Deposits Locations
                               ---------------                            ------------- ----------------- ---------

St. Louis, Missouri metropolitan area (1)...............................   $ 1,183.7          20.8%           29
Regional Missouri (1)...................................................       397.4           7.0            15
Central and southern Illinois (1).......................................     1,104.3          19.4            34
Northern Illinois (1)...................................................       443.2           7.8            15
Texas (2)...............................................................       266.9           4.7             6
Southern California (2).................................................     1,072.8          18.9            32
Northern California (2).................................................     1,215.6          21.4            18
                                                                           ---------         -----          ----
    Total deposits......................................................   $ 5,683.9         100.0%          149
                                                                           =========         =====          ====

------------------------
(1) First Bank operates in the St. Louis metropolitan area, in regional Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
(2) FB&T operates in the greater Los Angeles metropolitan area, including Ventura County, Riverside and Orange County, California; in Santa
     Barbara County, California; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; in the Houston, Dallas, Irving and McKinney metropolitan areas.

Competition  and  Branch  Banking.   Our  subsidiary   banks  engage  in  highly
competitive activities. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Financial institutions compete based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, trust companies, insurance companies, leasing companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. We also compete with major multi-bank holding companies, which are significantly larger than us and have greater access to capital and other resources.

         We believe we will continue to face competition in the acquisition of independent banks and savings banks from bank and financial holding companies. We often compete with larger financial institutions that have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks situated in California, Illinois, Missouri and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our service areas.

Supervision and Regulation

General. Federal and state laws extensively regulate our subsidiary banks and us primarily to protect depositors and customers of our subsidiary banks. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on us and our subsidiary banks in the future.

         We are a registered bank holding company under the Bank Holding Company Act of 1956. Consequently, the Board of Governors of the Federal Reserve System (Federal Reserve) regulates, supervises and examines us. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

         Since First Bank is an institution chartered by the State of Missouri and a member of the Federal Reserve, both the State of Missouri Division of Finance and the Federal Reserve supervise, regulate and examine First Bank. FB&T is chartered by the State of California and is subject to supervision, regulation and examination by the California Department of Financial Institutions. Our subsidiary banks are also regulated by the Federal Deposit Insurance Corporation (FDIC), which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of our subsidiary banks have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if all of their subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         We are also subject to capital requirements applied on a consolidated basis which are substantially similar to those required of our subsidiary banks (briefly summarized below). The Bank Holding Company Act also requires a bank holding company to obtain approval from the Federal Reserve before:

         o acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);

         o acquiring all or substantially all of the assets of another bank or bank holding company; or

         o     merging or consolidating with another bank holding company.

         The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of our subsidiary banks. These include, but are not limited to, the Federal Reserve's source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by our subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

Regulatory Capital Standards. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Risk-based capital ratios are determined by classifying assets and specified off-balance-sheet obligations and financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. Federal Reserve policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets, which amount is referred to as "Tier I capital." The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital and a limited amount of loan and lease loss reserves, which amount, together with Tier I capital, is referred to as "Total Risk-Based Capital."

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. The Office of the Comptroller of the Currency (OCC) and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the Federal Reserve on bank holding companies. Information regarding our capital levels and our subsidiary banks' capital levels under the federal capital requirements is contained in Note 19 to our Consolidated Financial Statements incorporated herein by reference.

Prompt Corrective Action. The FDIC Improvement Act requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution's status under the prompt corrective action provisions depends upon how its capital levels compare to various relevant capital measures and other factors as established by regulation.

         The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be:

         o "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

         o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances);

         o "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances);

         o "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3% or a Leverage Ratio of less than 3%; and

         o "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

         Under certain circumstances, a depository institution's primary federal regulatory agency may use its authority to lower the institution's capital category. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of "well capitalized" or "adequately capitalized" subjects a bank to restrictions and limitations on its business that become progressively more severe as the capital levels decrease.

         A bank is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions are also required to submit a capital restoration plan that includes a guarantee from the institution's holding company. "Significantly undercapitalized"
depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically undercapitalized" institutions.

Dividends. Our primary source of funds in the future is the dividends, if any, paid by our subsidiary banks. The ability of our subsidiary banks to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The terms of the subordinated debentures associated with $47.4 million of trust preferred securities issued by FBA's financing subsidiary prevent FBA's payment of dividends to us under certain circumstances, including the deferral by FBA of interest payments on those subordinated debentures.

Customer Protection. Our subsidiary banks are also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. Our subsidiary banks must comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms and insurance companies to affiliate with each other and to enter new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through such affiliations, and to modify the federal regulatory structure governing some financial services activities. This authority of financial firms to broaden the types of financial services offered to customers and to affiliates with other types of financial services companies may lead to further consolidation in the financial services industry. However, it may lead to additional competition in the markets in which we operate by allowing new entrants into various segments of those markets that are not the traditional competitors in those segments. Furthermore, the authority granted by the GLB Act may encourage the growth of larger competitors.

         The GLB Act also adopted consumer privacy safeguards requiring financial services providers to disclose their policies regarding the privacy of customer information to their customers and, subject to some exceptions, allowing customers to "opt out" of policies permitting such companies to disclose confidential financial information to non-affiliated third parties. Final regulations implementing the new privacy standards became effective in 2001.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, before borrowing from the Federal Reserve Bank.

         First Bank is a member of the Federal Reserve System. Both First Bank and FB&T are members of the Federal Home Loan Bank System. As members, they are required to hold investments in regional banks within those systems. Our subsidiary banks were in compliance with these requirements at December 31, 2001, with investments of $8.1 million in stock of the Federal Home Loan Bank of Des Moines held by First Bank, $1.1 million in stock of the Federal Home Loan Bank of Chicago held by First Bank (associated with the acquisition of UFG completed on December 31, 2001), $1.3 million in stock of the Federal Home Loan Bank of San Francisco held by FB&T, and $5.5 million in stock of the Federal Reserve Bank of St. Louis held by First Bank.

Monetary Policy and Economic Control. The commercial banking business is affected by legislation, regulatory policies and general economic conditions as well as the monetary policies of the Federal Reserve. The instruments of monetary policy available to the Federal Reserve include the following:

         o changes in the discount rate on member bank borrowings and the targeted federal funds rate;

         o     the availability of credit at the "discount window;"

         o     open market operations;

         o     the  imposition  of  changes  in  reserve   requirements  against
               deposits of domestic banks;

         o     the  imposition  of  changes  in  reserve   requirements  against
               deposits and assets of foreign branches; and

         o the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates.

         These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. We cannot predict the effect that changes in monetary policy or in the discount rate on member bank borrowings will have on our future business and earnings or those of our subsidiary banks.

Employees

         As of March 22, 2002, we employed approximately 2,350 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         We own our office building which houses our principal place of business, which is located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 149 offices and three operations and administrative facilities, 90 are located in buildings that we own and 62 are located in buildings that we lease.

         We consider the properties at which we do business to be in good condition and suitable for our business conducted at each location. To the extent our properties or those acquired in connection with our acquisition of other entities provide space in excess of that effectively utilized in the operations of our subsidiary banks, we seek to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by our subsidiary banks appears in Note 7 to our Consolidated Financial Statements incorporated herein by reference.

Item 3.  Legal Proceedings

         In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information. There is no established public trading market for our common stock. Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and his adult children, own all of our voting stock.

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

Item 6.  Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of our 2001 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 32 of our 2001 Annual Report under the caption "MD&A."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is incorporated herein by reference from page 14 of our 2001 Annual Report under the caption "MD&A - Interest Rate Risk Management."

         In addition to the information included in our 2001 Annual Report under the caption "MD&A - Interest Rate Risk Management," we also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2001, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   three       six       Over
                                                       Three      through    through      one       Over
                                                       months       six      twelve     through     five
                                                       or less     months    months   five years    years      Total
                                                       -------    ------     ------   ----------    -----      -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
Loans (1).......................................    $3,896,251    506,967    526,655    473,356      5,640  5,408,869
Investment securities...........................       232,294     42,966     46,280    238,819     70,709    631,068
Federal funds sold and other....................        60,352         --         --         --         --     60,352
                                                    ----------  ---------  ---------  ---------  ---------  ---------
  Total interest-earning assets.................     4,188,897    549,933    572,935    712,175     76,349  6,100,289
Effect of interest rate swap agreements.........      (900,000)        --         --    900,000         --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
  Total interest-earning assets after
      the effect of interest
      rate swap agreements......................    $3,288,897    549,933    572,935  1,612,175     76,349  6,100,289
                                                    ==========  =========  =========  =========  =========  =========
Interest-bearing liabilities:
Interest-bearing demand accounts................    $  232,736    144,673     94,352     69,192     88,062    629,015
Money market demand accounts....................     1,333,199         --         --         --         --  1,333,199
Savings accounts................................        84,956     69,964     59,969     84,956    199,895    499,740
Time deposits...................................       551,183    505,684    634,250    608,653        725  2,300,495
Note payable....................................            --         --     27,500         --         --     27,500
Other borrowed funds............................       176,120        544    (17,159)    81,340      2,289    243,134
                                                    ----------  ---------  ---------  ---------  ---------  ---------
  Total interest-bearing liabilities............     2,378,194    720,865    798,912    844,141    290,971  5,033,083
Effect of interest rate swap agreements.........       200,000         --         --   (200,000)        --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
  Total interest-bearing liabilities
      after the effect of interest
      rate swap agreements......................    $2,578,194    720,865    798,912    644,141    290,971  5,033,083
                                                    ==========  =========  =========  =========  =========  =========
Interest-sensitivity gap:
Periodic........................................    $  710,703   (170,932)  (225,977)   968,034   (214,622) 1,067,206
                                                                                                            =========
Cumulative......................................       710,703    539,771    313,794  1,281,828  1,067,206
                                                    ==========  =========  =========  =========  =========
Ratio of interest-sensitive assets
  to interest-sensitive liabilities:
     Periodic...................................          1.28       0.76       0.72       2.50       0.26       1.21
                                                                                                            =========
     Cumulative.................................          1.28       1.16       1.08       1.27       1.21
                                                    ==========  =========  =========  =========  =========

----------------------
(1) Loans are presented net of unearned discount.

         Management made certain assumptions in preparing the following table. These assumptions included:

         o     loans will repay at projected repayment speeds;

         o mortgage-backed securities, included in investment securities, will repay at projected repayment speeds;

         o interest-bearing demand accounts and savings accounts are interest-sensitive at rates ranging from 11% to 37% and 12% to 40%, respectively, of the remaining balance for each period presented; and

         o     fixed maturity deposits will not be withdrawn prior to maturity.

         A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

         At December 31, 2001, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $313.8 million, or 4.63% of total assets, in comparison to our liability-sensitive position on a cumulative basis through the twelve-month time horizon of $40.4 million, or 0.69% of total assets at December 31, 2000. The liability-sensitive position for 2000 is attributable to the composition of our loan and investment security portfolios as compared to our deposit base. We attribute the change for 2001 to our interest rate swap agreements entered into in conjunction with our interest rate risk management program in September 2000 and during 2001.

         The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of our assets and liabilities and changes in interest rates. For this reason, we place greater emphasis on our simulation model for monitoring our interest rate risk exposure.

Item 8.  Financial Statements and Supplementary Data

         Our consolidated financial statements are incorporated herein by reference from pages 34 through 63 of our 2001 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Our Supplementary Financial Information is incorporated herein by reference from page 33 of our 2001 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Board of Directors

         Our Board of Directors, consisting of eight members, is identified in the following table. Each of our directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.


                                       Director              Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)           64      1979      Chairman of the Board of Directors  and Chief  Executive Officer of
                                                  First Banks,  Inc. since 1988;  President of First Banks, Inc. from
                                                  1979 to 1992 and from 1994 to October  1999;  Chairman of the Board of  Directors,  President and Chief  Executive Officer of FBA since
                                                  1994;  Trustee  of First  Preferred  Capital  Trust, First  America
                                                  Capital Trust, First Preferred Capital Trust II and First Preferred
                                                  Capital  Trust III since  1997,  1998, May 2001 and  October  2001, respectively.

Allen H. Blake                  59      1988      President of First Banks,  Inc. since October 1999; Chief Operating
                                                  Officer of First Banks, Inc. since 1998;  Director and Secretary of
                                                  First Banks,  Inc.  since 1988;  Chief  Financial  Officer of First
                                                  Banks,  Inc.  from  1984 to  September  1999 and since  June  2001;
                                                  Director,  Executive Vice President,  Chief  Operating  Officer and
                                                  Secretary of FBA since 1998;  Chief  Financial  Officer of FBA from
                                                  1994 to  September  1999 and since June 2001;  Vice  President  and
                                                  Secretary  of FBA from  1994 to 1998;  Trustee  of First  Preferred
                                                  Capital  Trust,   First  America  Capital  Trust,  First  Preferred
                                                  Capital Trust II and First Preferred  Capital Trust III since 1997,
                                                  1998, 2000 and October 2001, respectively.

Donald W. Williams              54      2001      Senior  Executive  Vice President and Chief Credit Officer of First
                                                  Banks,  Inc. since 2000;  Executive Vice President and Chief Credit
                                                  Officer of First Banks,  Inc. since 1996;  Executive Vice President and  Chief  Credit  Officer  of  FBA;  Chairman  of  the  Board  of
                                                  Directors,  President  and Chief  Executive  Officer  of First Bank
                                                  since 2000;  Chairman of the Board of  Directors  of First  Capital
                                                  Group, Inc. since 2000.

Michael J. Dierberg (1)         31      2001      Senior Vice President (Northern  California Region) of First Bank &
                                                  Trust since July 2001.  Prior to joining  First  Banks,  Inc.,  Mr.
                                                  Dierberg  served as an attorney  for the Office of the  Comptroller of the Currency in Washington, D.C.

Gordon A. Gundaker (2)          68      2001      President and Chief  Executive  Officer of Coldwell Banker Gundaker
                                                  in St. Louis, Missouri.

David L. Steward (2)            50      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer of World Wide  Technology,  Inc.;  Chairman of the Board of
                                                  Directors of Telcobuy.com  (an affiliate of World Wide  Technology,
                                                  Inc.); Director of the 21st Century Workforce,  Civic Progress, the
                                                  St.  Louis  Regional  Commerce  and  Growth  Association,  Missouri
                                                  Technology  Corporation,  Webster  University,  BJC Health  System,
                                                  Union  Memorial  Outreach  Center,  St. Louis Science  Center,  the
                                                  United Way of Greater St.  Louis,  Greater St. Louis Area Council -
                                                  Boy Scouts of America, INROADS and New Cornerstone.





Hal J. Upbin (2)                63      2001      Director of Kellwood  Company in St.  Louis,  Missouri  since 1995;
                                                  Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer  of  Kellwood  Company  since  1997;  President  and  Chief
                                                  Operating   Officer  of  Kellwood   Company   from  1994  to  1997;
                                                  Executive Vice President  Corporate  Development from 1992 to 1994;
                                                  Vice President Corporate Development from 1990 to 1992.

Douglas H. Yaeger (2)           52      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer of The Laclede  Group,  Inc. in St. Louis,  Missouri  since
                                                  October  2001;  Chairman of the Board of  Directors,  President and
                                                  Chief  Executive   Officer  of  Laclede  Gas  Company  since  1999;
                                                  President  of Laclede Gas Company  since 1997;  Director  and Chief
                                                  Operating  Officer  of  Laclede  Gas  Company  from  1997 to  1999;
                                                  Executive  Vice President - Operations and Marketing of Laclede Gas
                                                  Company from 1995 to 1997;  Director of Southern  Gas  Association, the  Central  Institute  for  the  Deaf,  the  St.  Louis  Regional
                                                  Commerce  and Growth  Association,  the St. Louis  Science  Center,
                                                  Civic  Progress,  Greater  St.  Louis Area  Council - Boy Scouts of
                                                  America,  the  United  Way of  Greater  St.  Louis,  The  Municipal
                                                  Theatre Association of St. Louis and Webster University.

----------------------------------
(1)   Mr. Michael J. Dierberg is the son of Mr. James F. Dierberg.  See Item 12. Security Ownership of Certain Beneficial Owners and
      Management.
(2)   Member of the Audit Committee.

Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 22, 2002, were as follows:

                                            Current First Banks                     Principal Occupation(s)
          Name                Age              Office(s) Held                       During Last Five Years
          ----                ---              --------------                       ----------------------

James F. Dierberg              64   Chairman  of the Board of  Directors    See Item 10 -  "Directors and  Executive
                                    and Chief Executive Officer.            Officers  of the  Registrant  - Board of
                                                                            Directors."

Allen H. Blake                 59   President,  Chief Operating Officer,    See Item 10 - "Directors  and  Executive
                                    Chief Financial  Officer,  Secretary    Officers  of the  Registrant  - Board of
                                    and Director.                           Directors."

Donald W. Williams             54   Senior   Executive  Vice  President,    See Item 10 - "Directors  and  Executive
                                    Chief Credit Officer and Director.      Officers  of the  Registrant  - Board of
                                                                            Directors."

Michael F. Hickey              44   Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                    Information  Officer;   Director  of    Information   Officer  of  First  Banks,
                                    First  Bank;   President   of  First    Inc. since  November  1999;  Director of
                                    Services, L.P.                          First   Bank   since    November   1999;
                                                                            President of First Services,  L.P. since
                                                                            November  1999;  Vice President - Senior
                                                                            Group  Manager of  Information  Systems,
                                                                            Mercantile  Bank in St. Louis,  Missouri
                                                                            from  1996  to  November   1999;   Group
                                                                            Manager    of    Information    Systems,
                                                                            Mercantile  Bancorporation,   Inc.  from
                                                                            1992 to 1996.






Terrance M. McCarthy           47   Executive Vice President;  Executive    Mr.   McCarthy  has  been   employed  in
                                    Vice  President of FBA;  Chairman of    various executive  capacities with First
                                    the  Board of  Directors,  President    Banks, Inc. since 1995.
                                    and Chief Executive Officer of FB&T.

Michael F. McWhortor           50   Executive  Vice  President - Banking    Executive   Vice   President  -  Banking
                                    Support.                                Support  since March  2000;  Senior Vice
                                                                            President  and  Manager of the  Business
                                                                            Intelligence   Group  of  Firstar  Bank,
                                                                            N.A.  in  St.   Louis,   Missouri   from
                                                                            September  1999 to  March  2000;  Senior
                                                                            Vice  President  and  Manager  of Retail
                                                                            Banking   and   Consumer   Products   of
                                                                            Mercantile  Bancorporation,  Inc. in St.
                                                                            Louis,  Missouri from 1998 to 1999; Vice
                                                                            President   and   Manager  of   Customer
                                                                            Information   Management  of  Mercantile
                                                                            Bancorporation,  Inc. from 1997 to 1998.

Mark T. Turkcan                46   Executive  Vice President - Mortgage    Mr.   Turkcan   has  been   employed  in
                                    Banking;   Director  and   Executive    various executive  capacities with First
                                    Vice   President   of  First   Bank;    Banks, Inc. since 1990.
                                    Chairman of the Board of  Directors,
                                    President   and   Chief    Executive
                                    Officer of First Banc Mortgage, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, our directors, executive officers or shareholders, who are subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, filed on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2001.

Item 11. Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 2001, 2000 and 1999:

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------

                                                                                                      All Other
         Name and Principal Position(s)                     Year          Salary        Bonus     Compensation (1)
         ------------------------------                     ----          ------        -----     ----------------

James F. Dierberg                                           2001        $  585,000      100,000         2,850
Chairman of the Board of Directors                          2000           560,000       90,000         5,250
and Chief Executive Officer                                 1999           543,000       20,000         5,000

Allen H. Blake                                              2001           343,700       58,000         2,590
President, Chief Operating Officer                          2000           282,900       45,000         6,150
and Chief Financial Officer                                 1999           204,800       20,000         5,000

Donald W. Williams                                          2001           297,000       48,000         5,250
Senior Executive Vice President                             2000           241,250       40,000         6,450
and Chief Credit Officer                                    1999           208,750       36,600         5,000

Terrance M. McCarthy                                        2001           220,000       38,000         5,200
Executive Vice President;                                   2000           180,000       25,000         6,650
Chairman of the Board of Directors, President               1999           147,500       20,000         4,950
and Chief Executive Officer of FB&T

Mark T. Turkcan                                             2001           177,500       22,500         5,250
Executive Vice President - Mortgage Banking;                2000           167,500       15,000         6,570
Director and Executive Vice President of First Bank;        1999           156,250       15,000         4,950
and Chairman of the Board of Directors, President
and Chief Executive Officer of First Banc Mortgage, Inc.

-----------------------
(1) All other compensation reported includes matching contributions to our 401(k) Plan for the year indicated and ownership interests granted in units of Star Lane Trust, our unit investment trust that was created on January 21, 2000.

Employment Agreement. Mr. Williams is a party to an employment agreement with First Bank and us. The term of his contract is one year, and it is automatically renewable for additional one-year periods. As part of the annual renewal process, the base salary payable under the employment agreement is reviewed and may be adjusted at the discretion of our Board of Directors. The base salary paid to Mr. Williams pursuant to his employment agreement is set forth in the salary column of the Summary Compensation Table.

         Mr. Williams' employment contract provides for a bonus of up to twenty percent (20%) of his annual base salary, with the exact percentage to be determined by our Chairman of the Board if Mr. Williams meets the criteria set by First Bank and us at the beginning of each contract year. The annual bonus is payable within ninety (90) days after the close of the year to which it relates. In addition, Mr. Williams is entitled to participate in our 401(k) Plan, our health insurance plan and in other additional benefit plans that we may adopt for our employees.

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

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently Messrs. Gordon Gundaker, David Steward, Hal Upbin and Douglas Yaeger) receive a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Steward, Upbin and Yaeger received $17,000, $8,000 and $17,000, respectively, in director's fees during 2001. Mr. Gundaker did not receive any director's fees during 2001.

         Our  executive   officers  who  are  also   directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake, Williams and McCarthy who are executive officers, are also members of the Board of Directors and/or executive officers of FBA. FBA does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2001 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         During 2001, 2000 and 1999, Tidal Insurance Limited, or Tidal, a corporation owned indirectly by our Chairman and his adult children, received approximately $132,000, $212,000 and $316,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by our loan customers. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. We believe the premiums paid by our loan customers are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

         During 2001, 2000 and 1999, First Securities America, Inc., or FSA, a trust established and administered by and for the benefit of our Chairman and members of his immediate family, received approximately $316,000, $235,000 and $194,000, respectively, in commissions and insurance premiums for policies purchased by us or by customers of our subsidiary banks from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid and we deem the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by our Chairman and members of his immediate family, received approximately $3.0 million, $2.1 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of our subsidiary banks.

         First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides information technology services and operational support for our subsidiary banks and us. Fees paid under agreements with First Services, L.P. were $23.1 million, $19.3 million and $16.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, First Services, L.P. paid us $2.0 million, $1.8 million and $1.2 million, respectively, in rental fees for the use of data processing and other equipment owned by us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 22, 2002, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

                                                                                                   Percent of
                                                                         Number of                    Total
                          Title of Class                                  Shares         Percent     Voting
                         and Name of Owner                                 Owned        of Class      Power
                         -----------------                                 -----        --------      -----

Common Stock ($250.00 par value)
--------------------------------

     James F. Dierberg II Family Trust (1)........................     7,714.677(2)     32.605%         *
     Ellen C. Dierberg Family Trust (1)...........................     7,714.676(2)     32.605%         *
     Michael J. Dierberg Family Trust (1).........................     4,255.319(2)     17.985%         *
     Michael J. Dierberg Irrevocable Trust (1)....................     3,459.358(2)     14.621%         *
     First Trust (Mary W. Dierberg and First Bank, Trustees) (1)..       516.830(3)      2.184%         *

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

Class B Non-Convertible Adjustable Rate Preferred Stock
-------------------------------------------------------
($1.50 par value)
-----------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).........................................       160,505(5)        100%      19.4%

All executive officers and directors
    other than Mr. James F. Dierberg
    and members of his immediate family...........................             0             0%       0.0%

--------------------
   *      Represents less than 1.0%.
  (1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II, Michael J. Dierberg and Mrs. Ellen D. Schepman, formerly Ms. Ellen C. Dierberg, are their adult children.
  (2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (3) Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 2001 is 745, which shares are not included in the above table.
  (5)     Sole voting and investment power.

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

           (b)    Reports on Form 8-K.

                     We  filed  no  reports on Form 8-K during the quarter ended
                  December 31, 2001.

           (c) The index of required exhibits is included beginning on page 21 of this Report.

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

Date:    March 25, 2002


                                      By: /s/ Allen H. Blake
                                          --------------------------------------
                                              Allen H. Blake
                                              President,
                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)
Date:    March 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                        Title                 Date
--------------------------------------------------------------------------------

       /s/ James F. Dierberg                 Director          March 25, 2002
       -----------------------
           James F. Dierberg

       /s/ Allen H. Blake                    Director          March 25, 2002
       -----------------------
           Allen H. Blake

       /s/ Donald W. Williams                Director          March 25, 2002
       -----------------------
           Donald W. Williams

       /s/ Michael J. Dierberg               Director          March 25, 2002
       -----------------------
           Michael J. Dierberg

       /s/ Gordon A. Gundaker                Director          March 25, 2002
       -----------------------
           Gordon A. Gundaker

       /s/ David L. Steward                  Director          March 25, 2002
       -----------------------
           David L. Steward

       /s/ Hal J. Upbin                      Director          March 25, 2002
       -----------------------
           Hal J. Upbin

       /s/ Douglas H. Yaeger                 Director          March 25, 2002
       -----------------------
           Douglas H. Yaeger

                                INDEX TO EXHIBITS


  Exhibit
  Number                           Description
  ------                           -----------

   3.1    Restated  Articles  of  Incorporation  of  the  Company,   as  amended
          (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated September 15, 1992).

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

   4.3 Agreement as to Expenses and Liabilities (relating to First Preferred Capital Trust ("First Preferred I") (incorporated herein by reference to Exhibit 4(a) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

   4.4 Agreement as to Expenses and Liabilities dated October 19, 2000 (relating to First Preferred Capital Trust II ("First Preferred II") (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.5 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust III, dated November 15, 2001 (relating to First Preferred Capital Trust III ("First Preferred III") (filed as
          Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.6    Preferred  Securities Guarantee Agreement (relating to First Preferred
          I) (incorporated herein by reference to Exhibit 4(b) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

   4.7 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.8 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.9 Indenture (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

   4.10 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.11 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.12 Amended and Restated Trust Agreement (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(d) to the Company's Report on Form 10-Q for the quarter ended March 31, 1997).

   4.13 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).


   4.14 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   10.1 Shareholders' Agreement by and among James F. Dierberg II and Mary W. Dierberg, Trustees under the Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No 33-50576, dated August 6, 1992).

   10.2 Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FiServ CIR, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated August 6,
          1992).

   10.3*  Employment  Agreement by and among the Company,  First Bank and Donald
          W. Williams, dated March 22, 1993 (incorporated herein by reference to
          Exhibit 10(iii)(A) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   10.4 $120,000,000 Secured Credit Agreement, dated as of August 23, 2001, among First Banks, Inc., and Wells Fargo Bank Minnesota, National
          Association, American National Bank and Trust Company of Chicago, Harris Trust and Savings Bank, The Northern Trust Company, Union Bank of California, N.A., SunTrust Bank, Nashville, LaSalle Bank National Association and Wells Fargo Bank Minnesota, National Association, as Agent (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   10.5 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS Group, Inc., dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   10.6* Service Agreement by and between First Services, L.P. and First Banks, Inc., dated October 15, 2001 - filed herewith.

   10.7* Service Agreement by and between First Services, L.P. and First Bank, dated October 15, 2001 - filed herewith.

   10.8* Service Agreement by and between First Services, L.P. and First Banc Mortgage, Inc., dated October 15, 2001 - filed herewith.

   10.9* Service Agreement by and between First Services, L.P. and First Bank & Trust, dated October 15, 2001 - filed herewith.

   13.1 The Company's 2001 Annual Report to Shareholders filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for purposes of the Securities Exchange Act of 1934 - filed herewith.

   21.1   Subsidiaries of the Company - filed herewith.

-------------------------
* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                    EXHIBIT 10.6

                                SERVICE AGREEMENT

          THIS SERVICE AGREEMENT is made and entered into as of the Fifteenth day of October, 2001, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANKS, INC., a bank holding company duly organized and existing by virtue of the laws of the State of Missouri.

          For and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.        SERVICES

          A. First Services, L.P. shall furnish First Banks, Inc. data processing services selected by First Banks, Inc. from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.
          B. First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Banks, Inc. personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Banks, Inc.'s data from its present processing company to First Services, L.P.
          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Banks, Inc.'s designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Banks, Inc. for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
          E. First Services, L.P. will provide e-mail, Internet, and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          F. Processing priorities will be determined by mutual agreement of the parties hereto.

II.       TERM

       The term of this Agreement shall be twelve (12) months commencing on October 15, 2001. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Banks, Inc. to convert to another system.

III.      SOFTWARE / FIRMWARE

       Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

IV.       PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1) including where applicable minimum monthly charges and payment schedules for onetime fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.
          C. The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services can be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Banks, Inc.'s behalf that are to be billed to First Banks, Inc. without mark-up.
          E.   The fees listed from the Product and Price  Schedule  (Attachment
               1) do not include and First Banks, Inc. is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center and First Banks, Inc.'s sites. Where First Banks, Inc. has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Feed are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Banks, Inc.'s request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

V.        CLIENT OBLIGATIONS

          A. First Banks, Inc. shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Banks, Inc. has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Banks, Inc. will provide at its own expense or procure from First Services, L.P. all equipment, computer software communication lines and interface devices required to access the First services, L.P. System. If First Banks, Inc. has elected to provide such items itself, First Services, L.P. shall provide First Banks, Inc. with a list of compatible equipment and software.
          B. First Banks, Inc. shall designate appropriate First Banks, Inc. personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Banks, Inc.'s site during normal business hours for conversion and shall cooperate with First services, L.P. personnel in the conversion and implementation of the services.
          C. First Banks, Inc. shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Banks, Inc. shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Banks, Inc. shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

VI.       GENERAL ADMINISTRATION

     First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Banks, Inc. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center.

VII.      CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Banks, Inc. business provided to First Services, L.P. by First Banks, Inc., or information relating to First Banks, Inc.'s customers, as confidential and shall safe-guard First Banks, Inc.'s information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Banks, Inc. agree that master and transaction data files are owned by and constitute property of First Banks, Inc. data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Banks, Inc.'s premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.
          B. First Services, L.P. agrees now and at all times in the future that all such Confidential Information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such Confidential Information only in connection with its performance under this Agreement. Confidential Information shall be returned to First Banks, Inc. or destroyed upon First Banks, Inc.'s request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Banks, Inc.'s records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First Services, L.P. agrees to permit First Banks, Inc. to audit First Services' compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

VIII.     FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

          A. First Banks, Inc. shall not use or disclose to any third persons any confidential information concerning First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms conditions of this Agreement but does not include information in the public domain through no fault of First Banks, Inc. First Banks, Inc. obligations under this Section IX shall survive the termination or expiration of this agreement.
          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Banks, Inc. agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s system.

IX.       WARRANTIES

     First Services, L.P. will accurately process First Banks, Inc.'s work provided that First Banks, Inc. supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Banks, Inc.'s work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Banks, Inc.


X.        LIMITATION OF LIABILITY

     IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANKS, INC.'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANKS, INC. RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANKS, INC. TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XI.       PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Banks, Inc. have mutually agreed in writing, are necessary to properly account for the previous day's activity and properly notify First Banks, Inc. of overdraft, NSF or return items. A significant error is one that impairs First Banks, Inc.'s ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Banks, Inc. reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Banks, Inc.'s error or omission, First Banks, Inc. sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance
               Standards, alone or in combination, for the prescribed measurement period, First Banks, Inc. shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Banks, Inc. promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Banks, Inc. may terminate this Agreement and First Services, L.P. shall cooperate with First Banks, Inc. to achieve an orderly transition to First Banks, Inc.'s replacement processing system. First Banks, Inc. may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Banks, Inc. shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Banks, Inc. for services relating to First Banks, Inc.'s deconversion.
          D. Audit - First Banks, Inc. shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Banks, Inc.

XII.      BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Banks, Inc. as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Banks, Inc.'s critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Banks, Inc. to define those services deemed as critical to the operation, revenue, and capital preservation of First Banks, Inc. First Banks, Inc. shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., Inc. in implementing the switch over to be alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.

          B. First Services, L.P. shall work with First Banks, Inc. to establish a plan for alternative data communications in the event of a disaster. First Banks, Inc. shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Banks, Inc. agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Banks, Inc.'s regulators, internal and external auditors, and (upon request) to First Banks, Inc.'s insurance underwriters.
         First   Banks,  Inc.  understands   and   agrees   that  the   Business
         Continuity  Plan  is  designed  to  minimize  but  not eliminate  risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Banks, Inc. maintains responsibility for adopting a business continuity plan relating to disasters affecting First Banks, Inc.'s facilities and for securing resources necessary to properly protect First Banks, Inc.'s revenues in the event of a disaster.

XIII.     DEFAULT

          A. In the event that First Banks, Inc. is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Banks, Inc. in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Banks, Inc. such copies of First Banks, Inc.'s data files as First Banks, Inc. may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Banks, Inc. to deconvert from the First Services, L.P. system. First Banks, Inc. shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XIV.      INSURANCE

     First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime Insurance covering Employee Dishonesty in the amount of thirty million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft in the amount of twenty million dollars. First Banks, Inc. shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

XV.       GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Banks, Inc. and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Banks, Inc. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. First Services, L.P. agrees that the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C)relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Banks, Inc.'s charter and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.
          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.
                 First  Services,  L.P.                 First Banks,  Inc.
                 600 James S. McDonnell Blvd.           135 North Meramec
                 Hazelwood, MO 63042                    Clayton, MO 63105
          F. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
          G. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This
               Agreement may not be modified or altered except by a written instrument duly executed by both parties.
          H. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
          I. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.


IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

First Banks, Inc.                           First Services, L.P.
135 North Meramec                           600 James S. McDonnell Boulevard
Clayton, Missouri 63105                     Hazelwood, Missouri 63042

BY:/s/ Allen H. Blake                       BY:/s/ Michael F. Hickey
------------------------                    ---------------------------------
       Allen H. Blake                              Michael F. Hickey
       President                                   President

                                                                  Attachment 1
                              First Services, L.P.
                           Product and Price Schedule
                            Effective January 1, 2001

ACCOUNT/ITEM/TRANSACTION BASED SERVICES

ACCOUNTS PROCESSED - BASE SERVICES
DDA Accounts                                $ .75
Savings Accounts                            $ .70
Time Accounts                               $ .70
Loan Accounts                               $ .75
CIF Records                                 $ .20
ATM/Debit Cards                             $ .225

         Accounts Processed - Base Services Include:

         Collection System (Cyber Resources)         ACH Origination
         Recovery System (Cyber Resources)           ATM/Debit Card Processing
         Organizational Profitability (IPS)          General Ledger
         Asset/Liability (Bankware)                  Loan Tracking (Baker Hill)
         Fixed Asset Interface                       Optical System (RVI)
         Loan Spread Sheet (Baker Hill)              Interactive Voice
         MCIF (Okra)                                 Credit Scoring (Fair Issac)
         Card Management System                      Loan Documentation (FTI/CFI)
         Cash Management System (Firstlink)          Wire Transfer (Fundtech)
         Bank Audit                                  Commercial Analysis
         NOW Reclassification                        Accounts Payable Interface
         Charge Back System                          Long Distance Management
         Remote Laser Printing                       Teller (Encore)
         Retrofit/New Releases                       Query Report Writer
         Mortgage (Unify)                            Forms and Supplies
         Currency Transaction Reporting              Year-end Processing

STATEMENTS PRODUCED
DDA                                         $ .30
Savings                                     $ .10
Time                                        $ .02
Loan                                        $ .15
Year End                                    $1.00
5498                                        $1.00

TRANSACTIONS PROCESSED - BASE SERVICES - ITEM PROCESSING
Proof Items                                 $ .040
POD and EFT Items                           $ .014
Inclearing and Transmission Items           $ .014

         Transactions Processed - Base Services - Item Processing Includes:

         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

TRANSACTIONS PROCESSED - OTHER SERVICES

Wire Activity                               $        5.00
First Link Activity                         $       30.00
ACH Activity                                $         .042
Research Requests                           $       15.00
Adjustments Processed                       $       15.00
Lock Box Transactions                       $         .45
Lock Box Postage                                   as incurred
Lock Box Copies                             $         .08
Mail Services:
         FB Midwest                         $      900.00 per month
         FB&T                               $      900.00 per month

BRANCH BASED SERVICES

CONNECTION CHARGES
Support Unit Data Connections               $      varies
Branch Data Connections                     $      900.00 per location
ATM Connections                             $      100.00 per location
Dierbergs ATM Connections                   $      700.00 per location

Contingency Pln/Disaster Rec                $      200.00 per location
Mail Courier Routes (MO/IL)                 $       40.00 per day


USER BASED SERVICES

Network/Telecom Support/Infrastructure      $      60.00 per user
Help Desk Support                           $      25.00 per user
Microsoft Application Licenses              $      25.00 per user
Email                                       $      10.00 per user
Web (Internet) Access                       $      15.00 per user
Dial-In (Remote) Access                     $      20.00 per user
Information Security                        $      25.00 per user

         User Based Services include:

         Network Technical support          Network Infrastructure
         Help Desk                          MS Word
         MS Excel                           MS Access
         MS Powerpoint                      Anti-Virus
         Email usage                        Web usage
         Dial-In Access capability          User/Password Administration
         Security Monitoring                Access Control

APPLICATION/PROJECT BASED SERVICES

Application Support/Software Maintenance                      $        60.00/hr
Project Management and Support                                $        60.00/hr
Project Office                                                $        60.00/hr
Acquisition/New Business Support                              $        60.00/hr
Asset Management/Technical Purchasing                         $        28.85/hr

         The Above Services Include:
         Production problem support                  Application Q/A
         Application software upgrades/releases      Project Management
         Project Office tracking and reporting       Acquisition Conversions
         Branch Deconversions                        Mergers
         Equipment quotes, orders, and delivery      Asset tracking
         Invoice payment

Operations Support                                   $        28.85/hr
IRA Support                                          $        17.50/hr
Reconciliation/Appl Balancing                        $        14.50/hr
Records Management                                   $        32.00/hr

Bookkeeping Support                                  $        20.50/hr

         Bookkeeping Support includes:

                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    EXHIBIT 10.7

                                SERVICE AGREEMENT

          THIS SERVICE AGREEMENT is made and entered into as of the Fifteenth day of October, 2001, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANK, a banking institution duly organized and existing by virtue of the laws of the State of Missouri.

          WHEREAS, FIRST BANK and FIRST SERVICES, L.P. entered into a Service Agreement dated April 1, 1997; and

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and FIRST BANK desire to amend and restate said Service Agreement in its entirety.

          NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

I.        TERMINATION AND REVOCATION

          The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated April 1, 1997, and hereby substitute in its place the Service Agreement herein contained.

II.       SERVICES

          A. First Services, L.P. shall furnish First Bank data processing and item processing services selected by First Bank from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.
          B. First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Bank personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Bank's data from its present processing company to First Services, L.P.
          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Bank's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
          E. First Services, L.P. will provide and support an Internet Banking application capability, at a fee listed on the Product and Pricing Schedule (Attachment 1). First Services, L.P. will ensure access to this system by employees and those customers who meet the requirements established by the First Bank Internet Banking Group. Any request for access that is denied will be resolved by mutual agreement of the parties hereto.
          F. First Services, L.P. will provide e-mail, Internet, and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          G. Processing priorities will be determined by mutual agreement of the parties hereto.
          H. In addition, First Services, L.P. acknowledges that First Bank acts as a correspondent bank to certain Affiliate Banks and that as part of its duties hereunder First Services, L.P. will be performing certain services for First Bank which are necessary because of its status as a correspondent bank.

III.      TERM

     The term of this Agreement shall be twelve (12) months commencing on October 15, 2001. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Bank to convert to another system.

IV.       SOFTWARE / FIRMWARE

     Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

V.        PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1) including where applicable minimum monthly charges and payment schedules for onetime fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.
          C. The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services can be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank's behalf that are to be billed to First Bank without mark-up.
          E.   The fees listed from the Product and Price  Schedule  (Attachment
               1) do not include and First Bank is responsible for furnishing transportation or transmission of information between First
               Services, L.P.'s data center, First Bank's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.
          G. First Services, L.P.'s Price Schedule for First Bank shall allow for a discount from the Schedule of Fees (Attachment 1) in return for the use by First Services, L.P. of certain of First Bank's computer hardware, software and equipment. The monthly discount is determined by adding the monthly depreciation of the assets used and a reasonable cost of funds factor, said cost of funds factor may be changed from time to time with the written consent of the parties hereto.

VI.       CLIENT OBLIGATIONS

          A. First Bank shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Bank has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank will provide at its own expense or procure from First Services, L.P. all equipment, computer software communication lines and interface devices required to access the First services, L.P. System. If First Bank has elected to provide such items itself, First Services, L.P. shall provide First Bank with a list of compatible equipment and software.
          B. First Bank shall designate appropriate First Bank personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Bank's site during normal business hours for conversion and shall cooperate with First services, L.P. Personnel in the conversion and implementation of the services.
          C. First Bank shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Bank shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

VII.      GENERAL ADMINISTRATION

     First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Bank. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center.

VIII.    CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Bank business provided to First Services, L.P. by First Bank, or information relating to First Bank's customers, as confidential and shall safe-guard First Bank's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank agree that master and transaction data files are owned by and constitute property of First Bank data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.
          B. First Services, L.P. agrees now and at all times in the future that all such Confidential Information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such Confidential Information only in connection with its performance under this Agreement. Confidential Information shall be returned to First Bank or destroyed upon First Bank's request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.

          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First
               Services, L.P. agrees to permit First Bank to audit First Services' compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

IX.       FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

          A. First Bank shall not use or disclose to any third persons any confidential information concerning First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms conditions of this Agreement but does not include information in the public domain through no fault of First Bank. First Bank obligations under this Section IX shall survive the termination or expiration of this agreement.
          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s system.

X.        WARRANTIES

     First Services, L.P. will accurately process First Bank's work provided that First Bank supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Bank's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Bank.

XI.       LIMITATION OF LIABILITY

     IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XII.      PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Bank have mutually agreed in writing, are necessary to properly account for the previous day's activity and properly notify First Bank of overdraft, NSF or return items. A significant error is one that impairs First Bank's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank's error or omission, First Bank sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, First Bank shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Bank may terminate this Agreement and First Services, L.P. shall cooperate with First Bank to achieve an orderly transition to First Bank's replacement processing system. First Bank may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Bank shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank for services relating to First Bank's deconversion.
          D. Audit - First Bank shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank.

XIII.     BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Bank as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Bank's critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Bank to define those services deemed as critical to the operation, revenue, and capital preservation of the Bank. First Bank shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., Inc. in implementing the switch over to be alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.
          B. First Services, L.P. shall work with First Bank to establish a plan for alternative data communications in the event of a disaster. First Bank shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Bank agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank's regulators, internal and external auditors, and (upon request) to First Bank's insurance underwriters.
          D. First Bank understands and agrees that the Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank maintains responsibility for adopting a business continuity plan relating to disasters affecting First Bank's facilities and for securing resources necessary to properly protect First Bank's revenues in the event of a disaster.

XIV.      DEFAULT

          A. In the event that First Bank is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank such copies of First Bank's data files as First Bank may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Bank to deconvert from the First Services, L.P. system. First Bank shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XV.       INSURANCE

     First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime Insurance covering Employee Dishonesty in the amount of thirty million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft in the amount of twenty million dollars. First Bank shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

XVI.      GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Bank and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Bank. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. First Services, L.P. agrees that the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C)relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank's charter and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.
                  First Services, L.P.                    First Bank
                  600 James S. McDonnell Blvd.            11901 Olive Blvd.
                  Hazelwood, MO  63042                    Creve Coeur, MO 63141
          F. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
          G. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This
               Agreement may not be modified or altered except by a written instrument duly executed by both parties.
          H. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
          I. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

First Bank                                  First Services, L.P.
11901 Olive Boulevard                       600 James S. McDonnell Boulevard
Creve Coeur, Missouri 63141                 Hazelwood, Missouri 63042

BY:/s/Donald W. Williams                    BY:/s/ Michael F. Hickey
------------------------                    ------------------------
      Donald W. Williams                           Michael F. Hickey
      President                                    President

                                                                  Attachment 1
                              First Services, L.P.
                           Product and Price Schedule
                            Effective January 1, 2001

ACCOUNT/ITEM/TRANSACTION BASED SERVICES

ACCOUNTS PROCESSED - BASE SERVICES
DDA Accounts                                $ .75
Savings Accounts                            $ .70
Time Accounts                               $ .70
Loan Accounts                               $ .75
CIF Records                                 $ .20
ATM/Debit Cards                             $ .225

         Accounts Processed - Base Services Include:

         Collection System (Cyber Resources)         ACH Origination
         Recovery System (Cyber Resources)           ATM/Debit Card Processing
         Organizational Profitability (IPS)          General Ledger
         Asset/Liability (Bankware)                  Loan Tracking (Baker Hill)
         Fixed Asset Interface                       Optical System (RVI)
         Loan Spread Sheet (Baker Hill)              Interactive Voice
         MCIF (Okra)                                 Credit Scoring (Fair Issac)
         Card Management System                      Loan Documentation (FTI/CFI)
         Cash Management System (Firstlink)          Wire Transfer (Fundtech)
         Bank Audit                                  Commercial Analysis
         NOW Reclassification                        Accounts Payable Interface
         Charge Back System                          Long Distance Management
         Remote Laser Printing                       Teller (Encore)
         Retrofit/New Releases                       Query Report Writer
         Mortgage (Unify)                            Forms and Supplies
         Currency Transaction Reporting              Year-end Processing

STATEMENTS PRODUCED
DDA                                         $ .30
Savings                                     $ .10
Time                                        $ .02
Loan                                        $ .15
Year End                                    $1.00
5498                                        $1.00

TRANSACTIONS PROCESSED - BASE SERVICES - ITEM PROCESSING
Proof Items                                 $ .040
POD and EFT Items                           $ .014
Inclearing and Transmission Items           $ .014

         Transactions Processed - Base Services - Item Processing Includes:

         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

TRANSACTIONS PROCESSED - OTHER SERVICES

Wire Activity                               $        5.00
First Link Activity                         $       30.00
ACH Activity                                $         .042
Research Requests                           $       15.00
Adjustments Processed                       $       15.00
Lock Box Transactions                       $         .45
Lock Box Postage                                   as incurred
Lock Box Copies                             $         .08
Mail Services:
         FB Midwest                         $      900.00 per month
         FB&T                               $      900.00 per month

BRANCH BASED SERVICES

CONNECTION CHARGES
Support Unit Data Connections               $      varies
Branch Data Connections                     $      900.00 per location
ATM Connections                             $      100.00 per location
Dierbergs ATM Connections                   $      700.00 per location

Contingency Pln/Disaster Rec                $      200.00 per location
Mail Courier Routes (MO/IL)                 $       40.00 per day


USER BASED SERVICES

Network/Telecom Support/Infrastructure      $      60.00 per user
Help Desk Support                           $      25.00 per user
Microsoft Application Licenses              $      25.00 per user
Email                                       $      10.00 per user
Web (Internet) Access                       $      15.00 per user
Dial-In (Remote) Access                     $      20.00 per user
Information Security                        $      25.00 per user

         User Based Services include:

         Network Technical support          Network Infrastructure
         Help Desk                          MS Word
         MS Excel                           MS Access
         MS Powerpoint                      Anti-Virus
         Email usage                        Web usage
         Dial-In Access capability          User/Password Administration
         Security Monitoring                Access Control

APPLICATION/PROJECT BASED SERVICES

Application Support/Software Maintenance                      $        60.00/hr
Project Management and Support                                $        60.00/hr
Project Office                                                $        60.00/hr
Acquisition/New Business Support                              $        60.00/hr
Asset Management/Technical Purchasing                         $        28.85/hr

         The Above Services Include:
         Production problem support                  Application Q/A
         Application software upgrades/releases      Project Management
         Project Office tracking and reporting       Acquisition Conversions
         Branch Deconversions                        Mergers
         Equipment quotes, orders, and delivery      Asset tracking
         Invoice payment

Operations Support                                   $        28.85/hr
IRA Support                                          $        17.50/hr
Reconciliation/Appl Balancing                        $        14.50/hr
Records Management                                   $        32.00/hr

Bookkeeping Support                                  $        20.50/hr

         Bookkeeping Support includes:

                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    EXHIBIT 10.8

                                SERVICE AGREEMENT

          THIS SERVICE AGREEMENT is made and entered into as of the Fifteenth day of October, 2001, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANC MORTGAGE, INC., a mortgage banking institution duly organized and existing by virtue of the laws of the State of Missouri.

          For and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       SERVICES

          A. First Services, L.P. shall furnish First Banc Mortgage, Inc. data processing services selected by First Banc Mortgage, Inc. from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.
          B. First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Banc Mortgage, Inc. personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Banc Mortgage, Inc.'s data from its present processing company to First Services, L.P.
          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Banc Mortgage, Inc.'s designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Banc Mortgage, Inc. for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
          E. First Services, L.P. will provide e-mail, Internet, and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          F. Processing priorities will be determined by mutual agreement of the parties hereto.

II.       TERM

     The term of this Agreement shall be twelve (12) months commencing on October 15, 2001. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Banc Mortgage, Inc. to convert to another system.

III.      SOFTWARE / FIRMWARE

     Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

IV.       PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1) including where applicable minimum monthly charges and payment schedules for onetime fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.
          C. The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services can be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Banc Mortgage, Inc.'s behalf that are to be billed to First Banc Mortgage, Inc. without mark-up.
          E.   The fees listed from the Product and Price  Schedule  (Attachment
               1) do not include and First Banc Mortgage, Inc. is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center and First Banc Mortgage, Inc.'s sites. Where First Banc Mortgage, Inc. has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Banc Mortgage, Inc.'s request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

V.        CLIENT OBLIGATIONS

          A. First Banc Mortgage, Inc. shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Banc Mortgage, Inc. has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Banc Mortgage, Inc. will provide at its own expense or procure from First Services, L.P. all equipment, computer software communication lines and interface devices required to access the First services, L.P. System. If First Banc Mortgage, Inc. has elected to provide such items itself, First Services, L.P. shall provide First Banc Mortgage, Inc. with a list of compatible equipment and software.
          B. First Banc Mortgage, Inc. shall designate appropriate First Banc Mortgage, Inc. personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Banc Mortgage, Inc.'s site during normal business hours for conversion and shall cooperate with First services, L.P. personnel in the conversion and implementation of the services.
          C. First Banc Mortgage, Inc. shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Banc Mortgage, Inc. shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Banc Mortgage, Inc. shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

VI.       GENERAL ADMINISTRATION

     First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Banc Mortgage, Inc. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center.

VII.      CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Banc Mortgage, Inc. business provided to First Services, L.P. by First Banc Mortgage, Inc., or information relating to First Banc Mortgage, Inc.'s customers, as confidential and shall safe-guard First Banc Mortgage, Inc.'s information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Banc Mortgage, Inc. agree that master and transaction data files are owned by and constitute property of First Banc Mortgage, Inc. data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Banc Mortgage, Inc.'s premises. First Services, L.P.'s obligations under this
               Section VIII shall survive the termination or expiration of this Agreement.
          B. First Services, L.P. agrees now and at all times in the future that all such Confidential Information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such Confidential Information only in connection with its performance under this Agreement. Confidential Information shall be returned to First Banc Mortgage, Inc. or destroyed upon First Banc Mortgage, Inc.'s request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Banc Mortgage, Inc.'s records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First Services, L.P. agrees to permit First Banc Mortgage, Inc. to audit First Services' compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

VIII.     FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

          A. First Banc Mortgage, Inc. shall not use or disclose to any third persons any confidential information concerning First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms conditions of this Agreement but does not include information in the public domain through no fault of First Banc Mortgage, Inc. First Banc Mortgage, Inc. obligations under this Section IX shall survive the termination or expiration of this agreement.
          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Banc Mortgage, Inc. agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s system.

IX.       WARRANTIES

     First Services, L.P. will accurately process First Banc Mortgage, Inc.'s work provided that First Banc Mortgage, Inc. supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Banc Mortgage, Inc.'s work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Banc Mortgage, Inc.

X.        LIMITATION OF LIABILITY

     IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANC MORTGAGE, INC.'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANC MORTGAGE, INC. RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANC MORTGAGE, INC. TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XI.       PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Banc Mortgage, Inc. have mutually agreed in writing, are necessary to properly account for the previous day's activity and properly notify First Banc Mortgage, Inc. of overdraft, NSF or return items. A significant error is one that impairs First Banc Mortgage, Inc.'s ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Banc Mortgage, Inc. reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Banc Mortgage, Inc.'s error or omission, First Banc Mortgage, Inc. sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance
               Standards, alone or in combination, for the prescribed measurement period, First Banc Mortgage, Inc. shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Banc Mortgage, Inc. promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Banc Mortgage, Inc. may terminate this Agreement and First Services, L.P. shall cooperate with First Banc Mortgage, Inc. to achieve an orderly transition to First Banc Mortgage, Inc.'s replacement processing system. First Banc Mortgage, Inc. may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Banc Mortgage, Inc. shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Banc Mortgage, Inc. for services relating to First Banc Mortgage, Inc.'s deconversion.
          D. Audit - First Banc Mortgage, Inc. shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Banc Mortgage, Inc.

XII.      BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Banc Mortgage, Inc. as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Banc Mortgage, Inc.'s critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Banc Mortgage, Inc. to define those services deemed as critical to the operation, revenue, and capital preservation of First Banc Mortgage, Inc. First Banc
               Mortgage, Inc. shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., Inc. in implementing the switch over to be alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.

          B. First Services, L.P. shall work with First Banc Mortgage, Inc. to establish a plan for alternative data communications in the event of a disaster. First Banc Mortgage, Inc. shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Banc Mortgage, Inc. agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Banc Mortgage, Inc.'s regulators, internal and external auditors, and (upon request) to First Banc Mortgage, Inc.'s insurance underwriters.
          D.   First  Banc  Mortgage,  Inc.  understands  and  agrees  that  the
               Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Banc Mortgage, Inc. maintains responsibility for adopting a business continuity plan relating to disasters affecting First Banc Mortgage, Inc.'s facilities and for securing resources necessary to properly protect First Banc Mortgage, Inc.'s revenues in the event of a disaster.

XIII.    DEFAULT

          A. In the event that First Banc Mortgage, Inc. is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Banc Mortgage, Inc. in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty
               (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Banc Mortgage, Inc. such copies of First Banc Mortgage, Inc.'s data files as First Banc Mortgage, Inc. may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Banc Mortgage, Inc. to deconvert from the First Services, L.P. system. First Banc Mortgage, Inc. shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XIV.     INSURANCE

     First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime Insurance covering Employee Dishonesty in the amount of thirty million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft in the amount of twenty million dollars. First Banc Mortgage, Inc. shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

XV.       GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Banc Mortgage, Inc. and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Banc Mortgage, Inc. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. First Services, L.P. agrees that the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C)relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Banc Mortgage, Inc.'s charter and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.
          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.
                  First  Services,  L.P.              First Banc Mortgage, Inc.
                  600 James S. McDonnell Blvd.        135 North Meramec
                  Hazelwood, MO 63042                 Clayton, MO 63105
          F. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
          G. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This
               Agreement may not be modified or altered except by a written instrument duly executed by both parties.
          H. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
          I. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.


IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

First Banc Mortgage, Inc.                   First Services, L.P.
135 North Meramec                           600 James S. McDonnell Boulevard
Clayton, Missouri 63105                     Hazelwood, Missouri 63042

BY:/s/Mark T. Turkcan                       BY: /s/ Michael F. Hickey
---------------------                       -------------------------
      Mark T. Turkcan                               Michael F. Hickey
      President                                     President

                                                                  Attachment 1
                              First Services, L.P.
                           Product and Price Schedule
                            Effective January 1, 2001

ACCOUNT/ITEM/TRANSACTION BASED SERVICES

ACCOUNTS PROCESSED - BASE SERVICES
DDA Accounts                                $ .75
Savings Accounts                            $ .70
Time Accounts                               $ .70
Loan Accounts                               $ .75
CIF Records                                 $ .20
ATM/Debit Cards                             $ .225

         Accounts Processed - Base Services Include:

         Collection System (Cyber Resources)         ACH Origination
         Recovery System (Cyber Resources)           ATM/Debit Card Processing
         Organizational Profitability (IPS)          General Ledger
         Asset/Liability (Bankware)                  Loan Tracking (Baker Hill)
         Fixed Asset Interface                       Optical System (RVI)
         Loan Spread Sheet (Baker Hill)              Interactive Voice
         MCIF (Okra)                                 Credit Scoring (Fair Issac)
         Card Management System                      Loan Documentation (FTI/CFI)
         Cash Management System (Firstlink)          Wire Transfer (Fundtech)
         Bank Audit                                  Commercial Analysis
         NOW Reclassification                        Accounts Payable Interface
         Charge Back System                          Long Distance Management
         Remote Laser Printing                       Teller (Encore)
         Retrofit/New Releases                       Query Report Writer
         Mortgage (Unify)                            Forms and Supplies
         Currency Transaction Reporting              Year-end Processing

STATEMENTS PRODUCED
DDA                                         $ .30
Savings                                     $ .10
Time                                        $ .02
Loan                                        $ .15
Year End                                    $1.00
5498                                        $1.00

TRANSACTIONS PROCESSED - BASE SERVICES - ITEM PROCESSING
Proof Items                                 $ .040
POD and EFT Items                           $ .014
Inclearing and Transmission Items           $ .014

         Transactions Processed - Base Services - Item Processing Includes:

         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

TRANSACTIONS PROCESSED - OTHER SERVICES

Wire Activity                               $        5.00
First Link Activity                         $       30.00
ACH Activity                                $         .042
Research Requests                           $       15.00
Adjustments Processed                       $       15.00
Lock Box Transactions                       $         .45
Lock Box Postage                                   as incurred
Lock Box Copies                             $         .08
Mail Services:
         FB Midwest                         $      900.00 per month
         FB&T                               $      900.00 per month

BRANCH BASED SERVICES

CONNECTION CHARGES
Support Unit Data Connections               $      varies
Branch Data Connections                     $      900.00 per location
ATM Connections                             $      100.00 per location
Dierbergs ATM Connections                   $      700.00 per location

Contingency Pln/Disaster Rec                $      200.00 per location
Mail Courier Routes (MO/IL)                 $       40.00 per day


USER BASED SERVICES

Network/Telecom Support/Infrastructure      $      60.00 per user
Help Desk Support                           $      25.00 per user
Microsoft Application Licenses              $      25.00 per user
Email                                       $      10.00 per user
Web (Internet) Access                       $      15.00 per user
Dial-In (Remote) Access                     $      20.00 per user
Information Security                        $      25.00 per user

         User Based Services include:

         Network Technical support          Network Infrastructure
         Help Desk                          MS Word
         MS Excel                           MS Access
         MS Powerpoint                      Anti-Virus
         Email usage                        Web usage
         Dial-In Access capability          User/Password Administration
         Security Monitoring                Access Control

APPLICATION/PROJECT BASED SERVICES

Application Support/Software Maintenance                      $        60.00/hr
Project Management and Support                                $        60.00/hr
Project Office                                                $        60.00/hr
Acquisition/New Business Support                              $        60.00/hr
Asset Management/Technical Purchasing                         $        28.85/hr

         The Above Services Include:
         Production problem support                  Application Q/A
         Application software upgrades/releases      Project Management
         Project Office tracking and reporting       Acquisition Conversions
         Branch Deconversions                        Mergers
         Equipment quotes, orders, and delivery      Asset tracking
         Invoice payment

Operations Support                                   $        28.85/hr
IRA Support                                          $        17.50/hr
Reconciliation/Appl Balancing                        $        14.50/hr
Records Management                                   $        32.00/hr

Bookkeeping Support                                  $        20.50/hr

         Bookkeeping Support includes:

                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    EXHIBIT 10.9

                                SERVICE AGREEMENT

          THIS SERVICE AGREEMENT is made and entered into as of the Fifteenth day of October, 2001, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANK & TRUST, a banking institution duly organized and existing by virtue of the laws of the State of California.

          WHEREAS, FIRST BANK & TRUST and FIRST SERVICES, L.P. entered into a Service Agreement dated April 1, 1997; and

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and FIRST BANK & TRUST desire to amend and restate said Service Agreement in its entirety.

          NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

I.        TERMINATION AND REVOCATION

          The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated April 1, 1997, and hereby substitute in its place the Service Agreement herein contained.

II.       SERVICES

          A. First Services, L.P. shall furnish First Bank & Trust data processing and item processing services selected by First Bank & Trust from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.
          B. First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Bank & Trust personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Bank & Trust's data from its present processing company to First Services, L.P.
          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Bank & Trust's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank & Trust for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

          E. First Services, L.P. will provide and support an Internet Banking application capability, at a fee listed on the Product and Pricing Schedule (Attachment 1). First Services, L.P. will ensure access to this system by employees and those customers who meet the requirements established by the First Bank Internet Banking Group. Any request for access that is denied will be resolved by mutual agreement of the parties hereto.
          F. First Services, L.P. will provide e-mail, Internet, and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          G. Processing priorities will be determined by mutual agreement of the parties hereto.
          H. In addition, First Services, L.P. acknowledges that First Bank & Trust acts as a correspondent bank to certain Affiliate Banks and that as part of its duties hereunder First Services, L.P. will be performing certain services for First Bank & Trust which are necessary because of its status as a correspondent bank.

III.      TERM

     The term of this Agreement shall be twelve (12) months commencing on October 15, 2001. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Bank & Trust to convert to another system.

IV.       SOFTWARE / FIRMWARE

     Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

V.        PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1) including where applicable minimum monthly charges and payment schedules for onetime fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.
          C. The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services can be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank & Trust's behalf that are to be billed to First Bank & Trust without mark-up.

          E.   The fees listed from the Product and Price  Schedule  (Attachment
               1) do not include and First Bank & Trust is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, First Bank & Trust's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank & Trust has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank & Trust's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

VI.       CLIENT OBLIGATIONS

          A. First Bank & Trust shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Bank & Trust has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank & Trust will provide at its own expense or procure from First Services, L.P. all equipment, computer software communication lines and interface devices required to access the First services, L.P. System. If First Bank & Trust has elected to provide such items itself, First Services, L.P. shall provide First Bank & Trust with a list of compatible equipment and software.
          B. First Bank & Trust shall designate appropriate First Bank & Trust personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Bank & Trust's site during normal business hours for conversion and shall cooperate with First services, L.P. Personnel in the conversion and implementation of the services.
          C. First Bank & Trust shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank & Trust shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Bank & Trust shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

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

VIII.     CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Bank & Trust business provided to First Services, L.P. by First Bank & Trust, or information relating to First Bank & Trust's customers, as confidential and shall safe-guard First Bank & Trust's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank & Trust agree that master and transaction data files are owned by and constitute property of First Bank & Trust data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank & Trust's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

          B. First Services, L.P. agrees now and at all times in the future that all such Confidential Information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such Confidential Information only in connection with its performance under this Agreement. Confidential Information shall be returned to First Bank & Trust or destroyed upon First Bank & Trust's request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank & Trust's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First Services, L.P. agrees to permit First Bank & Trust to audit First Services' compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

IX.       FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

          A. First Bank & Trust shall not use or disclose to any third persons any confidential information concerning First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms conditions of this Agreement but does not include information in the public domain through no fault of First Bank & Trust. First Bank & Trust obligations under this Section IX shall survive the termination or expiration of this agreement.
          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank & Trust agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s system.

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

XI.       LIMITATION OF LIABILITY

     IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK & TRUST'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK & TRUST RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK & TRUST TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XII.      PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Bank & Trust have mutually agreed in writing, are necessary to properly account for the previous day's activity and properly notify First Bank & Trust of overdraft, NSF or return items. A significant error is one that impairs First Bank & Trust's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank & Trust reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.
          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank & Trust's error or omission, First Bank & Trust sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance
               Standards,   alone  or  in   combination,   for  the   prescribed
               measurement period, First Bank & Trust shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank & Trust promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, First Bank & Trust may terminate this Agreement and First Services, L.P. shall cooperate with First Bank & Trust to achieve an orderly transition to First Bank & Trust's replacement processing system. First Bank & Trust may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Bank & Trust shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank & Trust for services relating to First Bank & Trust's deconversion.

          D. Audit - First Bank & Trust shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank & Trust.

XII.      BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Bank & Trust as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Bank & Trust's critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Bank & Trust to define those services deemed as critical to the operation, revenue, and capital preservation of the Bank. First Bank & Trust shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., Inc. in implementing the switch over to be alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.
          B. First Services, L.P. shall work with First Bank & Trust to establish a plan for alternative data communications in the event of a disaster. First Bank & Trust shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Bank & Trust agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank & Trust's regulators, internal and external auditors, and (upon request) to First Bank & Trust's insurance underwriters.
          D. First Bank & Trust understands and agrees that the Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank & Trust maintains responsibility for adopting a business continuity plan relating to disasters affecting First Bank & Trust's facilities and for securing resources necessary to properly protect First Bank & Trust's revenues in the event of a disaster.

XIV.      DEFAULT

          A. In the event that First Bank & Trust is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank & Trust in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty
               (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank & Trust such copies of First Bank & Trust's data files as First Bank & Trust may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Bank & Trust to deconvert from the First Services, L.P. system. First Bank & Trust shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XV.       INSURANCE

     First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime Insurance covering Employee Dishonesty in the amount of thirty million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft in the amount of twenty million dollars. First Bank & Trust shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

LVI.      GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Bank & Trust and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Bank & Trust. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. First Services, L.P. agrees that the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C)relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank & Trust's charter and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.
                First Services, L.P.                    First Bank & Trust
                600 James S. McDonnell Blvd.            550 Montgomery Street
                Hazelwood, MO  63042                    San Francisco, CA 94111
          F. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
          G. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This
               Agreement may not be modified or altered except by a written instrument duly executed by both parties.
          H. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
          I. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

First Bank & Trust                          First Services, L.P.
550 Montgomery Street                       600 James S. McDonnell Boulevard
San Francisco, California 94111             Hazelwood, Missouri 63042

BY:/s/ Terrance M. McCarthy                 BY:/s/ Michael F. Hickey
---------------------------                 ------------------------
       Terrance M. McCarthy                        Michael F. Hickey
       President                                   President

                                                                  Attachment 1
                              First Services, L.P.
                           Product and Price Schedule
                            Effective January 1, 2001

ACCOUNT/ITEM/TRANSACTION BASED SERVICES

ACCOUNTS PROCESSED - BASE SERVICES
DDA Accounts                                $ .75
Savings Accounts                            $ .70
Time Accounts                               $ .70
Loan Accounts                               $ .75
CIF Records                                 $ .20
ATM/Debit Cards                             $ .225

         Accounts Processed - Base Services Include:

         Collection System (Cyber Resources)         ACH Origination
         Recovery System (Cyber Resources)           ATM/Debit Card Processing
         Organizational Profitability (IPS)          General Ledger
         Asset/Liability (Bankware)                  Loan Tracking (Baker Hill)
         Fixed Asset Interface                       Optical System (RVI)
         Loan Spread Sheet (Baker Hill)              Interactive Voice
         MCIF (Okra)                                 Credit Scoring (Fair Issac)
         Card Management System                      Loan Documentation (FTI/CFI)
         Cash Management System (Firstlink)          Wire Transfer (Fundtech)
         Bank Audit                                  Commercial Analysis
         NOW Reclassification                        Accounts Payable Interface
         Charge Back System                          Long Distance Management
         Remote Laser Printing                       Teller (Encore)
         Retrofit/New Releases                       Query Report Writer
         Mortgage (Unify)                            Forms and Supplies
         Currency Transaction Reporting              Year-end Processing

STATEMENTS PRODUCED
DDA                                         $ .30
Savings                                     $ .10
Time                                        $ .02
Loan                                        $ .15
Year End                                    $1.00
5498                                        $1.00

TRANSACTIONS PROCESSED - BASE SERVICES - ITEM PROCESSING
Proof Items                                 $ .040
POD and EFT Items                           $ .014
Inclearing and Transmission Items           $ .014

         Transactions Processed - Base Services - Item Processing Includes:

         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

TRANSACTIONS PROCESSED - OTHER SERVICES

Wire Activity                               $        5.00
First Link Activity                         $       30.00
ACH Activity                                $         .042
Research Requests                           $       15.00
Adjustments Processed                       $       15.00
Lock Box Transactions                       $         .45
Lock Box Postage                                   as incurred
Lock Box Copies                             $         .08
Mail Services:
         FB Midwest                         $      900.00 per month
         FB&T                               $      900.00 per month

BRANCH BASED SERVICES

CONNECTION CHARGES
Support Unit Data Connections               $      varies
Branch Data Connections                     $      900.00 per location
ATM Connections                             $      100.00 per location
Dierbergs ATM Connections                   $      700.00 per location

Contingency Pln/Disaster Rec                $      200.00 per location
Mail Courier Routes (MO/IL)                 $       40.00 per day


USER BASED SERVICES

Network/Telecom Support/Infrastructure      $      60.00 per user
Help Desk Support                           $      25.00 per user
Microsoft Application Licenses              $      25.00 per user
Email                                       $      10.00 per user
Web (Internet) Access                       $      15.00 per user
Dial-In (Remote) Access                     $      20.00 per user
Information Security                        $      25.00 per user

         User Based Services include:

         Network Technical support          Network Infrastructure
         Help Desk                          MS Word
         MS Excel                           MS Access
         MS Powerpoint                      Anti-Virus
         Email usage                        Web usage
         Dial-In Access capability          User/Password Administration
         Security Monitoring                Access Control

APPLICATION/PROJECT BASED SERVICES

Application Support/Software Maintenance                      $        60.00/hr
Project Management and Support                                $        60.00/hr
Project Office                                                $        60.00/hr
Acquisition/New Business Support                              $        60.00/hr
Asset Management/Technical Purchasing                         $        28.85/hr

         The Above Services Include:
         Production problem support                  Application Q/A
         Application software upgrades/releases      Project Management
         Project Office tracking and reporting       Acquisition Conversions
         Branch Deconversions                        Mergers
         Equipment quotes, orders, and delivery      Asset tracking
         Invoice payment

Operations Support                                   $        28.85/hr
IRA Support                                          $        17.50/hr
Reconciliation/Appl Balancing                        $        14.50/hr
Records Management                                   $        32.00/hr

Bookkeeping Support                                  $        20.50/hr

         Bookkeeping Support includes:

                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    EXHIBIT 13.1




















                                FIRST BANKS, INC.

                               2001 ANNUAL REPORT



                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----

LETTER TO SHAREHOLDERS..........................................................         1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA..................................         2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..................................................         3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED..................................        33

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS................................................        34

     CONSOLIDATED STATEMENTS OF INCOME..........................................        36

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE  INCOME..............................................        37

     CONSOLIDATED STATEMENTS OF CASH FLOWS......................................        38

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................        39

INDEPENDENT AUDITORS' REPORT....................................................        63

DIRECTORS AND SENIOR MANAGEMENT.................................................        64

INVESTOR INFORMATION............................................................        65


                             LETTER TO SHAREHOLDERS


To Our Valued Investors, Customers and Friends:

First Banks, Inc. prides itself on its foundation of sound financial condition and operating results. We pay relatively small dividends on our Class A and Class B preferred stock and we have never paid, and have no intention to pay, dividends on our common stock. This practice of retaining net income allows us to reinvest our earnings to support future growth. Total assets increased over $901.8 million during 2001 to $6.78 billion, representing a 15.3% increase over December 31, 2000. Despite significantly declining interest rates and slowing economic conditions in our market areas, the Company reported earnings of $64.5 million for 2001, compared to $56.1 million in 2000. These earnings equated to a return on average assets of 1.08% and a return on average stockholders' equity of 15.96%. The improved earnings reflect increased net interest income and noninterest income, including a nonrecurring pre-tax gain of $19.0 million, as well as a reduced provision for income taxes. The overall improvement in our earnings was partially offset by an increased provision for loan losses and higher operating expenses.

Our primary strategic objective remains progressive and profitable growth through the continued development of our existing banking franchise, supplemented by the acquisition of other financial institutions. In 2001, our growth was primarily driven by acquisitions. During October 2001, we increased our presence in our southern California market areas through the acquisitions of Charter Pacific Bank in Agoura Hills, California, and BYL Bancorp in Orange, California, and in December 2001, we further augmented our Midwest franchise with the acquisition of Union Financial Group, Ltd. in Swansea, Illinois. These acquisitions added assets of approximately $743.0 million.

One of the key components of our earnings and growth is net interest income. We continue to emphasize our commercial and commercial real estate lending activities, which resulted in an increase in average loans of $593.3 million, or 13.8%, in 2001. This increase contributed to the improvement in our net interest income to $253.7 million in 2001, compared to $235.1 million in 2000. However, the improvement in our net interest income was significantly mitigated by continued reductions in prevailing interest rates throughout 2001. Our net interest rate margin decreased 24 basis points from 2000 to 4.69% of our interest-earning assets in 2001. To assist us in limiting the adverse impact that changes in interest rates, similar to those experienced in 2001, may have on our net interest income, we employ an interest rate risk management program. We utilize various derivative financial instruments, including interest rate swap, floor and cap agreements, in the overall management of our interest rate exposure. This program contributed $23.4 million to net interest income and $18.6 million to noninterest income in 2001.

Our credit quality weakened somewhat in 2001, primarily as a result of slowing economic conditions. Nonperforming loans increased $14.1 million to $67.3 million, representing 1.24% of our loan portfolio at the end of 2001, compared to 1.12% at the end of 2000. In addition, we experienced an increase in past due loans to $74.5 million at the end of 2001, also reflective of current economic conditions prevalent within our market areas. Our allowance for loan losses covered 144.36% of our nonperforming loans at the end of the year. We anticipate these trends will continue in the upcoming months.

In November 2001, we completed our fourth public offering of trust preferred securities, raising an additional $55.2 million to support our future growth and expansion efforts. This financial strength allows us to invest in technology and diversified business lines to better serve you. In addition to our existing array of commercial lending and deposit product offerings, we are continually striving to provide high quality products and services, as well as the necessary flexibility, to meet your changing financial needs. Our goal is to help you reach your goal!

The year 2001 certainly represents a memorable year in light of the tragic events of September 11, 2001 in New York City and Washington, D.C. as well as the future challenges facing our nation. Now more than ever, I wish to extend my deepest appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our shareholders.

Sincerely,




/s/ James F. Dierberg
---------------------
Chairman of the Board and Chief Executive Officer

               SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA (1)

         The selected consolidated financial data set forth below are derived from our consolidated financial statements, which have been audited by KPMG LLP. This information is qualified by reference to our consolidated financial statements included herein. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of or for the Year Ended December 31, (1)
                                                        -----------------------------------------------------------
                                                            2001         2000        1999        1998        1997
                                                            ----         ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................     $  444,743    422,826     353,082      327,860     295,101
    Interest expense..................................        191,014    187,679     158,701      162,179     148,831
                                                           ----------  ---------   ---------    ---------   ---------
    Net interest income...............................        253,729    235,147     194,381      165,681     146,270
    Provision for loan losses.........................         23,510     14,127      13,073        9,000      11,300
                                                           ----------  ---------   ---------    ---------   ---------
    Net interest income after provision
        for loan losses...............................        230,219    221,020     181,308      156,681     134,970
    Noninterest income................................         98,609     42,778      41,650       36,497      25,697
    Noninterest expense...............................        230,261    171,163     150,807      138,704     110,287
                                                           ----------  ---------   ---------    ---------   ---------
    Income before provision for income taxes,
        minority interest in income of subsidiary
        and cumulative effect of change in
        accounting principle..........................         98,567     92,635      72,151       54,474      50,380
    Provision for income taxes........................         30,048     34,482      26,313       19,693      16,083
                                                           ----------  ---------   ---------    ---------   ---------
    Income before minority interest in income
        of subsidiary and cumulative effect of
        change in accounting principle................         68,519     58,153      45,838       34,781      34,297
    Minority interest in income of subsidiary.........          2,629      2,046       1,660        1,271       1,270
                                                           ----------  ---------   ---------    ---------   ---------
    Income before cumulative effect of change in
        accounting principle..........................         65,890     56,107      44,178       33,510      33,027
    Cumulative effect of change in accounting
        principle, net of tax.........................         (1,376)        --          --           --          --
                                                           ----------  ---------   ---------    ---------   ---------
    Net income........................................     $   64,514     56,107      44,178       33,510      33,027
                                                           ==========  =========   =========    =========   =========
Dividends:
    Preferred stock...................................     $      786        786         786          786       5,067
    Common stock......................................             --         --          --           --          --
    Ratio of total dividends declared to net income...           1.22%      1.40%       1.78%        2.35%      15.34%
Per Share Data:
    Earnings per common share:
      Basic:
        Income before cumulative effect of change
          in accounting principle.....................     $ 2,751.54   2,338.04    1,833.91     1,383.04    1,181.69
        Cumulative effect of change in accounting
          principle, net of tax.......................         (58.16)        --          --           --          --
                                                           ----------  ---------   ---------    ---------   ---------

        Basic.........................................     $ 2,693.38   2,338.04    1,833.91     1,383.04    1,181.69
                                                           ==========  =========   =========    =========   =========

      Diluted:
        Income before cumulative effect of change
          in accounting principle.....................     $ 2,684.93   2,267.41    1,775.47     1,337.09    1,134.28
        Cumulative effect of change in
          accounting principle, net of tax............         (58.16)        --          --           --          --
                                                           ----------  ---------   ---------    ---------   ---------

        Diluted.......................................     $ 2,626.77   2,267.41    1,775.47     1,337.09    1,134.28
                                                           ==========  =========   =========    =========   =========


      Weighted average common stock outstanding.......         23,661     23,661      23,661       23,661      23,661
Balance Sheet Data:
    Investment securities.............................     $  631,068    563,534     451,647      534,796     795,530
    Loans, net of unearned discount...................      5,408,869  4,752,265   3,996,324    3,580,105   3,002,200
    Total assets......................................      6,778,451  5,876,691   4,867,747    4,554,810   4,165,014
    Total deposits....................................      5,683,904  5,012,415   4,251,814    3,939,985   3,684,595
    Notes payable.....................................         27,500     83,000      64,000       50,048      55,144
    Guaranteed preferred beneficial interests
        in First Banks, Inc. and First Banks
        America, Inc. subordinated debentures.........        235,881    182,849     127,611      127,443      83,183
    Common stockholders' equity.......................        435,594    339,783     281,842      250,300     218,474
    Total stockholders' equity........................        448,657    352,846     294,905      263,363     231,537


Earnings Ratios:
    Return on average total assets....................           1.08%      1.09%       0.95%        0.78%       0.87%
    Return on average total stockholders' equity......          15.96      17.43       15.79        13.64       12.91
    Efficiency ratio (2)..............................          65.35      61.59       63.89        68.60       64.13
    Net interest margin (3)...........................           4.69       4.93        4.52         4.19        4.09
Asset Quality Ratios:
    Allowance for loan losses to loans................           1.80       1.72        1.72         1.70        1.68
    Nonperforming loans to loans (4)..................           1.24       1.12        0.99         1.22        0.80
    Allowance for loan losses to
        nonperforming loans (4).......................         144.36     153.47      172.66       140.04      209.88
    Nonperforming assets to loans and
        other real estate (5).........................           1.32       1.17        1.05         1.32        1.04
    Net loan charge-offs to average loans.............           0.45       0.17        0.22         0.05        0.27
Capital Ratios:
    Average total stockholders' equity
         to average total assets......................           6.74       6.25        6.00         5.73        6.70
    Total risk-based capital ratio....................          10.53      10.21       10.05        10.28       10.26
    Leverage ratio....................................           7.24       7.45        7.14         7.77        6.80

-----------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of 13 banks and five branch offices during the five-year period ended December 31, 2001. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3) Net interest rate margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
(4) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington, D.C. and the national response to those events; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. We currently have banking operations in California, Illinois, Missouri and Texas. At December 31, 2001, we had total assets of $6.78 billion, loans, net of unearned discount, of $5.41 billion, total deposits of $5.68 billion and total stockholders' equity of $448.7 million.
         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services, and trust, private banking and institutional money management services.
         We operate through two subsidiary banks, three subsidiary bank holding companies, and through our subsidiary leasing company, as follows:

         Union  Financial  Group,  Ltd.,  or  UFG,  headquartered  in   Swansea,
           Illinois, and its wholly owned subsidiary:
             First Bank, headquartered in St. Louis County, Missouri;
         First Capital Group, Inc., or FCG, headquartered in Albuquerque,
             New Mexico; and
         First  Banks  America,  Inc,  or  FBA,  headquartered in San Francisco,
           California, and its wholly owned subsidiaries:
             The  San  Francisco  Company,  or  SFC,  headquartered  in  San
                 Francisco, California, and its wholly owned subsidiary:
                    First Bank & Trust, or FB&T, headquartered in San Francisco, California.

         Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.69% of FBA at December 31, 2001.
         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and his adult children, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management, policies and the election of our directors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.
         The following table summarizes selected data about our subsidiaries at December 31, 2001:

                                                                                        Loans, Net of
                                                           Number of      Total           Unearned          Total
                             Name                          Locations     Assets           Discount        Deposits
                             ----                          ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

     UFG:
         First Bank..................................         93       $3,707,081        3,086,023        3,142,676
     FCG (1).........................................          1              482               --               --
     FBA:
         SFC:
              FB&T...................................         56        3,057,920        2,323,263        2,555,396

     ------------------------------------
     (1) FCG was purchased on February 29, 2000. As of December 31, 2001, there were approximately $149.0 million of commercial leases originated by FCG. The commercial leases are recorded as assets of our subsidiary banks.

         In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the related advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we consummate multiple transactions in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
         Recognizing these facts, we follow certain patterns in our acquisitions. First, we typically acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, regulatory or other problems unique to the respective acquisition target, which we seek to address the risks of these issues through pricing and other means. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and therefore reduce the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.
         During the five years ended December 31, 2001, we have primarily concentrated our acquisitions in California, completing 13 acquisitions of banks and five purchases of branch offices, which provided us with an aggregate of $2.05 billion in total assets and 47 banking locations as of the dates of acquisition. These acquisitions have allowed us to significantly expand our presence throughout the state of California, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services. In addition, in February 2000, we completed our purchase of certain assets and assumption of certain liabilities of FCG, a multi-state commercial leasing business headquartered in Albuquerque, New Mexico. We have also recently expanded our Midwest banking franchise with our Swansea, Illinois acquisition, completed in December 2001, and our Chicago, Illinois acquisition, completed in January 2002. Management continues to meld the acquired entities into our operations, systems and culture. Some of the acquired institutions exhibited elements of financial distress prior to their acquisitions, which contributed to marginal earnings performance. Generally, these elements were the result of asset quality problems and/or high noninterest expenses.
         Following our acquisitions, various tasks are necessary to effectively integrate the acquired entities into our business systems and culture. While the activities required are specifically dependent upon the individual circumstances surrounding each acquisition, during the five years ended December 31, 2001, the majority of our efforts have been concentrated in various areas including, but not limited to:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS CONTINUED)

         >> improving asset quality, which was primarily associated with our acquisitions completed in 1997 and 1998;

         >>    reducing   unnecessary   and/or  excessive   expenses   including
               personnel, information technology and certain other operational and administrative expenses;

         >> maintaining, repairing and, in some cases, refurbishing bank premises necessitated by the deferral of such projects by some of the acquired entities;

         >> renegotiating long-term leases which provide space in excess of that necessary for banking activities and/or rates in excess of current market rates, or subleasing excess space to third parties;

         >> relocating branch offices which are not adequate, conducive or convenient for banking operations; and

         >>    managing  actual or pending  litigation that existed with respect
               to  acquired   entities  to   minimize   the  overall   costs  of
               negotiation, settlement or litigation.

         The post-acquisition process also required the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We invested significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for our combined entity to take advantage of the opportunities available to us. This investment contributed to increases in noninterest expense during the five years ended December 31, 2001, and resulted in the creation of new banking entities, which conveyed a more consistent image and quality of service. The new banking entities provide a broad array of banking products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their overall profile to improve future profitability.
         In conjunction with our acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. This process has required significant increases in the resources dedicated to commercial and retail business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs, and administrative and operational support. In addition, during 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have primarily led to increased capital expenditures and noninterest expenses, we anticipate they will lead to additional internal growth, more efficient operations and improved profitability over the long term.
         In February 1997, our initial financing subsidiary, First Preferred Capital Trust, issued $86.25 million of 9.25% trust preferred securities, and, in October 2000, our second financing subsidiary, First Preferred Capital Trust II, issued $57.5 million of 10.24% trust preferred securities. On November 15, 2001, our third financing subsidiary, First Preferred Capital Trust III, issued $55.2 million of 9.00% trust preferred securities. In addition, in July 1998, FBA's financing subsidiary, First America Capital Trust, issued $46.0 million of 8.50% trust preferred securities. Each of these financing subsidiaries operates as a Delaware statutory business trust. The trust preferred securities issued by our financing subsidiaries are publicly held and traded in the Nasdaq National Market. The trust preferred securities issued by FBA's financing subsidiary are publicly held and traded on the New York Stock Exchange. These trust preferred securities have no voting rights except in certain limited circumstances.

Lending Activities

         Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in our portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs, and, in certain instances, sales of loans. As a result, our portfolio of one-to-four family residential real estate loans, after reaching a high of $1.20 billion at December 31, 1995, decreased over the past

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

five years from $915.2 million at December 31, 1997 to $798.1 million at December 31, 2001. Similarly, our portfolio of consumer and installment loans, net of unearned discount, decreased significantly from $279.3 million at
December 31, 1997 to $122.1 million at December 31, 2001. For the year ended December 31, 2001, the overall decline in our consumer and installment portfolio, exclusive of loans held for sale, also reflects the sale of our student loan and credit card portfolios, the reduction in new consumer and installment loan volumes and the repayment of principal on our existing consumer and installment loan portfolio, all of which are consistent with our objectives of diversifying our loan portfolio, expanding commercial lending and reducing the amount of under-performing loan types.
         As various components of our loan portfolio have decreased, we have replaced them with more diversified and higher yielding loans that were internally generated by our business development staff. With our acquisitions, we expanded our business development function into the new market areas in which we were then operating. Consequently, in spite of relatively large reductions in acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased from $3.00 billion at December 31, 1997 to $5.41 billion at December 31, 2001.
         Our expanded level of commercial lending carries with it greater credit risk which, although managed through loan policies, procedures, underwriting and credit administration, must be accompanied by adequate allowances for loan losses. We associate the increased level of commercial lending activities and our acquisitions with the increases of $13.4 million and $14.1 million in nonperforming loans for the years ended December 31, 2000 and 2001, respectively. The increase in 2000 as compared to 1999 primarily results from a small number of credit relationships that were placed on nonaccrual during the year ended December 31, 2000, reflecting problems that were specific to these relationships. The increase for 2001, while partially attributable to the overall risk in our loan portfolio, is primarily reflective of cyclical trends experienced within the banking industry as a result of economic slowdown. In addition, the loan portfolios of our acquisitions completed during the fourth quarter, particularly UFG, exhibited significant distress, which further contributed to the overall increase in nonperforming loans for 2001.
         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The majority of our deposit development programs have been directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers. This is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. At December 31, 1997, total time deposits were $1.90 billion, or 51.68% of total deposits. Although time deposits have increased to $2.30 billion at December 31, 2001, they represented only 40.5% of total deposits at December 31, 2001, reflecting our continued focus on transactional accounts and full service deposit relationships with our customers.
         Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2001 and 2000, net income was $64.5 million and $56.1 million, respectively, compared with $44.2 million, $33.5 million and $33.0 million in 1999, 1998 and 1997, respectively. Net income for 2001 reflects a decline in our net interest rate margin, primarily attributable to the prevailing interest rate environment, and higher operating expenses, including nonrecurring charges associated with the establishment of a specific reserve relating to a contingent liability, the settlement of certain litigation and the implementation of a change in accounting principle. These trends, which reduced net income for 2001, were offset by a reduction in the deferred tax asset valuation allowance of FBA. Although we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. As such, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for growth through acquisitions.

Acquisitions

         In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. We have primarily utilized cash, borrowings, FBA's voting stock and the issuance of trust preferred securities to meet our growth objectives under our acquisition program.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         During the three years ended December 31, 2001, we completed ten acquisitions of banks, one branch office purchase and the acquisition of certain assets and assumption of certain liabilities of a leasing company. As demonstrated below, our acquisitions during the three years ended December 31, 2001 have primarily served to increase our presence in the California markets we originally entered into during 1995 and to further augment our existing markets and our Midwest banking franchise. These transactions are summarized as follows:

                                                                                                             Number
                                                                     Loans, Net of                             of
                                                            Total      Unearned    Investment                Banking
             Entity                       Date             Assets      Discount    Securities    Deposits   Locations
             ------                       ----             ------      --------    ----------    --------   ---------
                                                                   (dollars expressed in thousands)
2001
----

   Union Financial Group, Ltd.
   Swansea, Illinois                December 31, 2001     $360,000       263,500        1,150      283,300       9

   BYL Bancorp
   Orange, California               October 31, 2001       281,500       175,000       12,600      251,800       7

   Charter Pacific Bank
   Agoura Hills, California         October 16, 2001       101,500        70,200        7,500       89,000       2
                                                          --------      --------     --------     --------    ----
                                                          $743,000       508,700       21,250      624,100      18
                                                          ========      ========     ========     ========    ====
2000
----

   The San Francisco Company
   San Francisco, California        December 31, 2000     $183,800       115,700       38,300      137,700       1

   Millennium Bank
   San Francisco, California        December 29, 2000      117,000        81,700       21,100      104,200       2

   Commercial Bank of San Francisco
   San Francisco, California        October 31, 2000       155,600        97,700       45,500      109,400       1

   Bank of Ventura
   Ventura, California               August 31, 2000        63,800        39,400       15,500       57,300       1

   First Capital Group, Inc.
   Albuquerque, New Mexico          February 29, 2000       64,600        64,600           --           --       1

   Lippo Bank
   San Francisco, California        February 29, 2000       85,300        40,900       37,400       76,400       3
                                                          --------      --------     --------     --------    ----
                                                          $670,100       440,000      157,800      485,000       9
                                                          ========      ========     ========     ========    ====

1999
----

   Brentwood Bank of California
   Malibu, California              September 17, 1999     $ 23,600         6,300           --       17,300       1

   Century Bank
   Beverly Hills, California         August 31, 1999       156,000        94,800       26,100      132,000       6

   Redwood Bancorp
   San Francisco, California          March 4, 1999        183,900       134,400       34,400      162,900       4
                                                          --------      --------     --------     --------    ----
                                                          $363,500       235,500       60,500      312,200      11
                                                          ========      ========     ========     ========    ====

         In addition to the acquisitions included in the table above, on January 15, 2002, we completed our acquisition of Plains Financial Corporation, or PFC, and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association, Des Plaines, Illinois, in exchange for $36.5 million in cash. PFC operated a total of three banking facilities in Des Plaines, Illinois, and one banking facility in Elk Grove Village, Illinois. At the time of the transaction, PFC had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits.
         We funded these acquisitions from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under our $120.0 million revolving credit line with a group of unaffiliated banks and proceeds from the of the issuance of trust preferred securities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

         Our financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected consolidated and other financial data appearing elsewhere within this report, and management's discussion and analysis of financial condition and results of operations are, to large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.
         We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout "--Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements.

         Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level considered adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers' ability to pay and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. See further discussion under "--Loans and Allowance for Loan Losses" and Note 4 to our consolidated financial statements.

         Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based upon quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value has correlated and is expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. The consequence of greater inefficiency and discontinuation of hedge accounting results in increased volatility to reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative would be reported in noninterest income. For fair value hedges, this would result as less or none of the change in the fair value of the derivative would be offset by changes in the fair value of the underlying hedged asset or liability. See further discussion under "--Interest Rate Risk Management" and Note 5 to our consolidated financial statements.

         Deferred Tax Assets. We recognize deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in such determination is made. See further discussion under "--Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000 - Provision for Income Taxes" and Note 11 to our consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions as well as the returns on investment that may be achieved requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income steams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility to reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which directly impact our regulatory capital levels. See further discussion under "--Acquisitions,"
"--Effects of New Accounting Standards," and Note 2 and Note 19 to our consolidated financial statements.

Financial Condition and Average Balances

         Our average total assets were $6.00 billion for the year ended December 31, 2001, compared to $5.15 billion and $4.66 billion for the years ended December 31, 2000 and 1999, respectively. We attribute the increase of $844.7 million in total average assets for 2001 primarily to our acquisitions completed during the fourth quarter of 2000 and in 2001; internal loan growth generated through the efforts of our business development staff; increased bank premises and equipment associated with the expansion and renovation of various corporate and branch offices; and, increased derivative instruments resulting from a change in accounting principle. The acquisition of UFG, which provided total assets of $360.0 million, was completed on December 31, 2001, and therefore did not have a significant impact on our average total assets for the year ended December 31, 2001.
         Similarly, we attribute the increase for 2000 primarily to our acquisitions completed during 2000, which provided total assets of $670.1 million, and internal loan growth resulting from the continued expansion and development of our business development staff. The acquisitions of Millennium Bank and The San Francisco Company, however, were completed on December 29, 2000 and December 31, 2000, respectively, and therefore did not have a significant impact on our average total assets for the year ended December 31, 2000. These acquisitions alone provided $300.8 million, or 44.9%, of the total assets we acquired in 2000.
         The increase in assets for 2001 was primarily funded by an increase in average deposits of $612.9 million to $5.09 billion for the year ended December 31, 2001, and an increase of $51.9 million in average short-term borrowings to $158.0 million for the year ended December 31, 2001. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds were either temporarily invested in federal funds sold or invested in available-for-sale investment securities, resulting in increases in average federal funds sold and average investment securities of $26.1 million and $19.4 million, respectively, to $93.6 million and $451.4 million for the year ended December 31, 2001, respectively. Similarly, we funded the increase in assets for 2000 by an increase in total average deposits of $412.0 million to $4.48 billion for the year ended December 31, 2000, a decrease in average investment securities of $22.5 million to $431.9 million for the year ended December 31, 2000, and an increase of $18.7 million in average short-term borrowings to $106.1 million for the year ended December 31, 2000.
         Loans, net of unearned discount, averaged $4.88 billion, $4.29 billion and $3.81 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The acquisitions we completed during 2000 and 2001 provided loans, net of unearned discount, of $440.0 million and $508.7 million, respectively. In addition to the growth provided by these acquisitions, for 2001, $174.6 million of net loan growth was provided by corporate banking business development, consisting of increases of $20.4 million of commercial, financial and agricultural loans, $145.8 million of commercial real estate loans and $8.4 million of real estate construction and development loans. Furthermore, the increase in loans is also attributable to an increase in residential real estate lending, including loans held for sale, of $48.6 million for the year ended December 31, 2001. We primarily attribute this increase to be the result of a significantly higher volume of residential mortgage loans originated, including both new fundings and refinancings, as a result of declining interest rates experienced throughout 2001 as well as an expansion of our mortgage banking activities. These overall increases were partially offset by continuing reductions in consumer and installment loans, net of unearned discount, which decreased $75.3 million to $122.1 million at December 31, 2001. This decrease reflects the sale of our student loan and credit card loan portfolios, reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending. These changes result from the focus we have placed on our business development efforts and the portfolio repositioning which we originally began in the mid-1990s. This repositioning provided for substantially all of our residential mortgage loan production to be sold in the secondary mortgage market and the origination of indirect automobile loans to be substantially reduced.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Investment securities averaged $451.4 million, $431.9 million and $454.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, reflecting an increase of $19.4 million for the year ended December 31, 2001 and a decrease of $22.5 million for the year ended December 31, 2000. The increase for 2001 is primarily associated with the investment securities that we acquired in conjunction with our 2000 and 2001 acquisitions and the investment of excess funds available due to reduced loan demand. This increase was partially offset by the liquidation of certain acquired investment securities, a higher than normal level of calls of investment securities prior to their normal maturity dates experienced throughout 2001 resulting from the general decline in interest rates, and sales of certain available-for-sale investment securities.
         Our average nonearning assets were $570.2 million for the year ended December 31, 2001, compared to $364.3 million and $344.9 million for the years ended December 31, 2000 and 1999, respectively. The increase in average nonearning assets for the year ended December 31, 2001 is primarily due to derivative instruments of $54.9 million at December 31, 2001, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as
amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. Bank premises and equipment, net of depreciation and amortization, increased $34.8 million to $149.6 million at December 31, 2001 from $114.8 million at December 31, 2000. We primarily attribute the increase in bank premises and equipment to our acquisitions, the purchase and remodeling of a new operations center and corporate administrative building, and the construction and/or renovation of various branch offices. In addition, the increase in intangibles associated with the purchase of subsidiaries is due to the cost in excess of the fair value of the net assets acquired of the 2001 acquisitions.
         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $5.09 billion, $4.48 billion and $4.06 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Total deposits increased by $671.5 million to $5.68 billion at December 31, 2001 from $5.01 billion at December 31, 2000. We credit the increases primarily to our acquisitions completed during the respective periods and the expansion of our deposit product and service offerings available to our customer base. The overall increase for 2001 was partially offset by an anticipated level of account attrition associated with our acquisitions during the fourth quarter of 2000 and $50.0 million of time deposits of $100,000 or more that either matured or were called in September 2001. The overall increase for 2000 was partially offset by the divestiture of one of our central Illinois branches, which resulted in a reduction in First Bank's deposit base of approximately $8.8 million.
         Short-term borrowings averaged $158.0 million, $106.1 million and $87.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Short-term borrowings increased by $102.5 million to $243.1 million at December 31, 2001 from $140.6 million at December 31, 2000. This increase reflects a $17.5 million increase in securities sold under agreements to repurchase, a
$15.1 million increase in Federal Home Loan Bank advances acquired in conjunction with our UFG acquisition, and a $70.0 million increase in federal funds purchased.
         Note payable averaged $41.6 million, $51.9 million and $56.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our note payable decreased by $55.5 million to $27.5 million at December 31, 2001 from $83.0 million at December 31, 2000. The reduction for 2001 was primarily funded with dividends from our subsidiaries and the issuance of additional trust preferred securities. In addition, the merger of our former subsidiary, First Bank & Trust, with and into Bank of San Francisco, effective March 29, 2001, allowed us to further reduce our note payable through a capital reduction of $23.0 million. In conjunction with this merger, Bank of San Francisco was renamed FB&T. The balance of our note payable at December 31, 2001 results from a $27.5 million advance drawn on December 31, 2001 to fund our purchase of UFG.
         During October 2000, First Preferred Capital Trust II issued $57.5 million of 10.24% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $55.1 million and were used to reduce borrowings and subsequently to partially fund our acquisitions of Commercial Bank of San Francisco in October 2000 and Millennium Bank in December 2000. Distributions payable on these trust preferred securities were $6.0 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. On November 15, 2001, First Preferred Capital Trust III issued $55.2 million of 9.00% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $52.9 million and were used to reduce borrowings. Distributions payable on these trust preferred securities were $634,000 for the year ended December 31, 2001. The distributions on all issues of our trust preferred securities are recorded as noninterest expense in our accompanying consolidated financial statements.
         Stockholders' equity averaged $404.1 million, $321.9 million and $279.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We primarily attribute the increase for 2001 to net income of $64.5 million and an increase in accumulated other comprehensive income of $28.3 million. The increase in accumulated other comprehensive income reflects an increase of $30.1

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

million associated with our derivative financial instruments as accounted for under SFAS 133, as amended, offset by a $1.9 million reduction in other comprehensive income resulting from the change in unrealized gains and losses on available-for-sale investment securities. The overall increase in stockholders' equity for 2001 also reflects an increase of $3.8 million associated with capital stock and certain other equity transactions of FBA, partially offset by dividends paid on our Class A and Class B preferred stock. We associate the increase in stockholders' equity for 2000 primarily to net income of $56.1 million and a $3.7 million increase in accumulated other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities. The increase was partially offset by FBA's stock repurchases during 2000 and dividends paid on our Class A and Class B preferred stock.
         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                        Years Ended December 31,
                                        -------------------------------------------------------------------------------------
                                                    2001                           2000                       1999
                                        -----------------------------   --------------------------  -------------------------
                                                    Interest                        Interest                    Interest
                                         Average    Income/  Yield/      Average    Income/ Yield/    Average   Income/ Yield/
                                         Balance    Expense   Rate       Balance    Expense  Rate     Balance   Expense  Rate
                                         -------    -------   ----       -------    -------  ----     -------   --------------
                                                                  (dollars expressed in thousands)
                   ASSETS
                   ------
Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable........................ $4,876,615   411,663    8.44%   $4,281,290  389,687   9.10% $3,805,351  322,703  8.48%
       Tax-exempt (4).................      7,684       754    9.81         9,668      992  10.26       7,157      775 10.83
    Investment securities:
       Taxable........................    433,454    26,244    6.05       412,932   27,331   6.62     435,189   26,206  6.02
       Tax-exempt (4).................     17,910     1,366    7.63        18,996    1,478   7.78      19,247    1,442  7.49
    Federal funds sold and other......     93,561     5,458    5.83        67,498    4,202   6.23      51,342    2,732  5.32
                                       ----------  --------            ----------  -------         ----------  -------
        Total interest-earning assets.  5,429,224   445,485    8.21     4,790,384  423,690   8.84   4,318,286  353,858  8.19
                                                   --------                        -------         ----------  -------
Nonearning assets.....................    570,162                         364,333                     344,942
                                       ----------                      ----------                  ----------
        Total assets.................. $5,999,386                      $5,154,717                  $4,663,228
                                       ==========                      ==========                  ==========
               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------
Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing
        demand deposits............... $  507,011     7,019    1.38%   $  421,986    5,909   1.40% $  391,892    5,098  1.30%
       Savings deposits...............  1,548,441    50,388    3.25     1,279,378   51,656   4.04   1,220,425   44,101  3.61
       Time deposits (3)..............  2,278,263   125,131    5.49     2,139,305  120,257   5.62   1,899,218  101,653  5.35
                                       ----------  --------            ----------  -------         ----------  -------
        Total interest-
           bearing deposits...........  4,333,715   182,538    4.21     3,840,669  177,822   4.63   3,511,535  150,852  4.30
    Short-term borrowings.............    158,047     5,847    3.70       106,123    5,881   5.54      87,374    4,220  4.83
    Note payable......................     41,590     2,629    6.32        51,897    3,976   7.66      56,376    3,629  6.44
                                       ----------  --------            ----------  -------         ----------  -------
        Total interest-bearing
           liabilities................  4,533,352   191,014    4.21     3,998,689  187,679   4.69   3,655,285  158,701  4.34
                                                   --------                        -------                     -------
Noninterest-bearing liabilities:
    Demand deposits...................    754,763                         634,886                     552,029
    Other liabilities.................    307,164                         199,215                     176,102
                                       ----------                      ----------                  ----------
        Total liabilities.............  5,595,279                       4,832,790                   4,383,416
Stockholders' equity..................    404,107                         321,927                     279,812
                                       ----------                      ----------                  ----------
        Total liabilities and
           stockholders' equity....... $5,999,386                      $5,154,717                  $4,663,228
                                       ==========                      ==========                  ==========
Net interest income...................              254,471                        236,011                     195,157
                                                   ========                        =======                     =======
Interest rate spread..................                         4.00                          4.15                       3.85
Net interest margin (5)...............                         4.69%                         4.93%                      4.52%
                                                               ====                         =====                      =====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3) Interest income and interest expense includes the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $742,000, $864,000 and $776,000 for the years ended December 31, 2001, 2000 and 1999, respectively.
(5) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

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

                                                         Increase (Decrease) Attributable to Change in:
                                               ------------------------------------------------------------------
                                                  December 31, 2001 Compared         December 31, 2000 Compared
                                                     to December 31, 2000               to December 31, 1999
                                               -----------------------------       ------------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                                 (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2) (3)
       Taxable.............................  $ 51,584     (29,608)     21,976     42,273      24,711      66,984
       Tax-exempt (4)......................      (196)        (42)       (238)       260         (43)        217
    Investment securities:
       Taxable.............................     1,325      (2,412)     (1,087)    (1,389)      2,514       1,125
       Tax-exempt (4)......................       (84)        (28)       (112)       (19)         55          36
    Federal funds sold and other...........     1,540        (284)      1,256        956         514       1,470
                                             --------     -------      ------     ------      ------      ------
           Total interest income...........    54,169     (32,374)     21,795     42,081      27,751      69,832
                                             --------     -------      ------     ------      ------      ------
Interest paid on:
    Interest-bearing demand deposits.......     1,194         (84)      1,110        405         406         811
    Savings deposits.......................     9,818     (11,086)     (1,268)     2,180       5,375       7,555
    Time deposits (3) .....................     7,696      (2,822)      4,874     13,296       5,308      18,604
    Short-term borrowings..................     2,306      (2,340)        (34)       986         675       1,661
    Note payable...........................      (716)       (631)     (1,347)      (304)        651         347
                                             --------     -------      ------     ------      ------      ------
           Total interest expense..........    20,298     (16,963)      3,335     16,563      12,415      28,978
                                             --------     -------      ------     ------      ------      ------
           Net interest income.............  $ 33,871     (15,411)     18,460     25,518      15,336      40,854
                                             ========     =======      ======     ======      ======      ======
------------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense includes the effect of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net Interest Income

         The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $254.5 million, or 4.69% of average interest-earning assets, for the year ended December 31, 2001, from $236.0 million, or 4.93% of interest-earning assets, and $195.2 million, or 4.52% of interest-earning assets, for the years ended December 31, 2000 and 1999, respectively. We credit the increased net interest income for 2001 primarily to the net interest-earning assets provided by our acquisitions completed during 2000 and 2001, internal loan growth, and earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. The overall increase in net interest income was significantly offset by reductions in prevailing interest rates throughout 2001, resulting in the overall decline in our net interest rate margin. We credit the increased net interest income for 2000 primarily to the net interest-earning assets provided by our acquisitions completed during 1999 and 2000, internal loan growth and increases in prevailing interest rates which resulted in increased yields on interest-earning assets. However, the overall increase in net interest income for 2000 was partially offset by the expense associated with our interest rate swap agreements.
         Average total loans, net of unearned discount, increased by $593.3 million to $4.88 billion for the year ended December 31, 2001, from $4.29 billion and $3.81 billion for the years ended December 31, 2000 and 1999, respectively. The yield on our loan portfolio, however, declined to 8.44% for the year ended December 31, 2001, in comparison to 9.10% for 2000. This was a major contributor to the 24 basis point decline in our net interest rate margin for 2001. We attribute the decline in yields and our net interest rate margin primarily to decreases in prevailing interest rates. During 2001, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the year ended December 31, 2001, these agreements provided net interest income of $23.4 million. In addition, increased competition within our market areas led to reduced lending rates. Conversely, the yield on our loan portfolio for the year ended December 31, 2000 increased to 9.10% from 8.48% for the year ended December 31, 1999, principally as a result of increases in prevailing interest rates. During the period from June 30, 1999 to December 31, 2000, the Board of Governors of the Federal Reserve System increased the targeted federal funds rate six times, resulting in six increases in the prime rate of interest from 7.75% to 9.50%, respectively. However the improved yield on our loan portfolio was partially offset by the expense associated with our interest rate swap agreements, which was $4.7 million for the year ended December 31, 2000.
         For the years ended December 31, 2001, 2000 and 1999, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 4.21%, 4.63% and 4.30%, respectively. We attribute the decline in 2001 primarily to rates paid on savings deposits, which have continued to decline with the interest rate reductions previously discussed. The overall decrease in rates paid is a result of generally decreasing interest rates in 2001 as compared to generally increasing rates in 2000. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for continued loan growth.
         The aggregate weighted average rate on our note payable decreased to 6.32% for the year ended December 31, 2001, from 7.66% and 6.44% for the years ended December 31, 2000 and 1999, respectively, reflecting changing market interest rates during these periods. Amounts outstanding under our $120.0 million revolving line of credit with a group of unaffiliated banks bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance of the note payable and our profitability. Thus, the revolving credit line represents a relatively high-cost funding source which, although it has been mitigated by the continued reductions in the prime lending rate during 2001, has the effect of increasing our weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millenium Bank and Bank of San Francisco, thus resulting in a higher level of borrowings occurring during the fourth quarter of 2000. During 2001, our note payable was fully repaid from the proceeds of the trust preferred securities issued by First Preferred Capital Trust III. However, on December 31, 2001, we obtained a $27.5 million advance to fund our acquisition of UFG.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios may differ significantly from those within its deposit structure. The nature of the loan and deposit markets within which a financial institution operates, and its objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the direction and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.
         We manage our interest rate risk by:

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

         >>    coordinating  the  lending,   investing  and   deposit-generating
               functions to control the assumption of interest rate risk; and

         >> employing various financial instruments, including derivatives, to offset inherent interest rate risk when it becomes excessive.

         The objective of these procedures is to limit the adverse impact that changes in interest rates may have on our net interest income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our Chairman and Chief Executive Officer, President and the senior executives of investments, credit, banking support and finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
         In managing sensitivity, we strive to reduce the adverse impact on earnings by managing interest rate risk within internal policy constraints. Our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we project our net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. We are "asset-sensitive," and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 6.1% of net interest income, based on assets and liabilities at December 31, 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.
         As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we hold are summarized as follows:

                                                           December 31, 2001           December 31, 2000
                                                          -------------------       ----------------------
                                                          Notional    Credit        Notional      Credit
                                                           Amount    Exposure        Amount      Exposure
                                                           ------    --------        ------      --------
                                                                 (dollars expressed in thousands)

         Cash flow hedges..............................   $900,000      1,764      1,055,000       3,449
         Fair value hedges.............................    200,000      6,962         50,000         758
         Interest rate floor agreements................         --         --         35,000           6
         Interest rate cap agreements..................    450,000      2,063        450,000       3,753
         Interest rate lock commitments................     88,000         --          4,100          --
         Forward commitments to sell
              mortgage-backed securities...............    209,000         --         32,000          --
                                                          ========     ======      =========      ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         During 2001 and 1999, we realized net interest income on derivative financial instruments of $23.4 million and $430,000, respectively, in comparison to net interest expense of $4.7 million in 2000. In addition, we realized a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $18.6 million for the year ended December 31, 2001.

         Cash Flow Hedges. Previously, we utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with our assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated prior to 1998. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million for the year ended December 31, 1999. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999.
         We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         >> During 1998, we entered into $280.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for us to pay quarterly and receive payment semiannually.

         >> In June 2001 and November 2001, we terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In conjunction with these terminations, we recorded pre-tax gains of $2.8 million and $1.7 million, respectively.

         >> During September 1999, we entered into $175.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $985,000.

         >> During September 2000, March 2001 and April 2001, we entered into $600.0 million, $200.0 million, and $175.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of these swap agreements, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the remaining swap agreements was $2.9 million at December 31, 2001, and the amount payable by us was $1.1 million at December 31, 2001. The amount receivable and payable by us under the swap agreements was $1.2 million at December 31, 2000.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of December 31, 2001 and 2000 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             September 20, 2004....................... $  600,000           2.05%             6.78%        $ 40,980
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................    100,000           1.93              5.45            2,305
                                                       ----------                                          --------
                                                       $  900,000           2.01              6.29         $ 48,236
                                                       ==========          =====             =====         ========

         December 31, 2000:
             September 27, 2001....................... $  175,000           6.80%             6.14%        $     65
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................    195,000           6.80              5.36           (1,776)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    600,000           6.80              6.78           16,869
                                                       ----------                                          --------
                                                       $1,055,000           6.80              5.92         $ 14,475
                                                       ==========          =====             =====         ========

         Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         >> During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million notional amount of five and one-half year interest rate swap agreements that provided for us to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest on either a semiannual basis or an annual basis. In September 2001, the one-year interest rate swap agreements matured, and we terminated the five and one-half year interest rate swap agreements because the underlying interest-bearing liabilities had either matured or been called by their respective counterparties. There was no gain or loss recorded as a result of the terminations.

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $5.2 million and $1.2 million at December 31, 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2001 and 2000 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             January 9, 2004..........................  $  50,000           2.48%             5.37%        $ 1,761
             January 9, 2006..........................    150,000           2.48              5.50           3,876
                                                        ---------                                          -------
                                                        $ 200,000           2.48              5.47         $ 5,637
                                                        =========          =====             =====         =======
         December 31, 2000:
             September 13, 2001.......................  $  12,500           6.56%             6.80%        $    42
             September 21, 2001.......................     12,500           6.47              6.60              43
             March 13, 2006...........................     12,500           6.47              7.25               5
             March 22, 2006...........................     12,500           6.39              7.20               6
                                                        ---------                                          -------
                                                        $  50,000           6.47              6.96         $    96
                                                        =========          =====             =====         =======

         Interest Rate Floor Agreements. During January 2001 and March 2001, we entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, we terminated these interest rate floor agreements in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In conjunction with the termination, we recorded a pre-tax adjustment of $4.0 million representing the decline in fair value from our previous month-end measurement date. These agreements provided net interest income of $2.1 million for the year ended December 31, 2001.

         Interest Rate Cap Agreements. In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2001 and 2000, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $2.1 million and $3.8 million, respectively.

         Pledged Collateral. At December 31, 2001 and 2000, we had pledged investment securities available for sale with a carrying value of $1.1 and $8.6 million, respectively, in connection with the interest rate swap agreements. In addition, at December 31, 2001 and 2000, we had accepted, as collateral in connection with the interest rate swap agreements, cash of $4.9 million and $4.9

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

million and $400,000, respectively, and investment securities with a fair value of 53.9 million and $18.6 million, respectively. We are permitted by contract to sell or repledge the collateral accepted from counterparties; however; at December 31, 2001 and 2000, we had not done so.

         Interest Rate Lock Commitments/Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. Generally, we sell our production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conforming fixed-rate residential mortgage loans. We sell other loans, including adjustable-rate and nonconforming residential mortgage loans, on a servicing released basis.
         For the three years ended December 31, 2001, 2000 and 1999, we originated and purchased loans for resale totaling $1.52 billion, $532.2 million and $452.9 million and sold loans totaling $992.0 million, $413.2 million and $507.1 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.07 billion, $957.2 million and $957.1 million at December 31, 2001, 2000 and 1999, respectively.
         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $15.0 million, $7.8 million and $6.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects: (1) adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values; and (2) adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," adjusted for the cost of hedging these loan commitments. The overall increase for 2001 is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the prevailing interest rate environment experienced throughout 2001, including continued reductions in mortgage loan rates and our growth in mortgage banking activities. The increases for 2000 and 1999 reflect the expansion of our mortgage banking activities into our California and Texas markets.
         The interest income on loans held for sale was $11.1 million for the year ended December 31, 2001, in comparison to $3.5 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $149.0 million, $47.0 million and $79.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 7.45%, 7.45% and 6.19% for the years ended December 31, 2001, 2000 and 1999, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 4.21%, 4.69% and 4.34% for the years ended December 31, 2001, 2000 and 1999, respectively.
         We report mortgage loan servicing fees net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees, net, were $222,000, $486,000 and $657,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We attribute the decrease in loan servicing fees for 2001, 2000 and 1999 primarily to increased amortization of mortgage servicing rights, reduced late charge fees and our strategy of selling the new production of adjustable-rate and nonconforming residential mortgage loans on a servicing released basis. Amortization of mortgage servicing rights was $3.7 million, $3.1 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.
         Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2001, 2000 and 1999, we had $197.5 million, $37.6 million and $31.5 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $209.9 million, $32.0 million and $33.0 million, respectively, were hedged through the use of such forward commitments.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Results of Operations for 2001 and 2000

         Net Income. Net income was $64.5 million for the year ended December 31, 2001, compared to $56.1 million for 2000. The implementation of SFAS 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income was $65.9 million for the year ended December 31, 2001. The improved earnings primarily result from increased net interest income and noninterest income, including a gain on the exchange of an equity investment in an unaffiliated financial institution in October 2001, as well as a reduced provision for income taxes. The reduced provision for income taxes includes the effect of an $8.1 million reduction in FBA's deferred tax asset valuation allowance that was no longer deemed necessary as FBA's overall net deferred tax assets are expected to be recoverable through future earnings. The overall improvement in earnings was partially offset by an increased provision for loan losses and higher operating expenses, including nonrecurring charges associated with the establishment of a specific reserve related to a contingent liability and the settlement of certain litigation.
         Net interest income (expressed on a tax-equivalent basis) improved to $254.5 million for the year ended December 31, 2001, compared to $236.0 million for 2000. However, our net interest rate margin declined to 4.69% for the year ended December 31, 2001 from 4.93% for 2000. Net interest income increased primarily as a result of increased earning assets generated through internal loan growth along with our acquisitions completed throughout 2000 and 2001. However, the improvement in net interest income was significantly mitigated by continued reductions in prevailing interest rates throughout 2001. We funded the overall loan growth primarily through deposits added through acquisitions and internal deposit growth. During the year ended December 31, 2001, noninterest income improved significantly to $98.6 million from $42.8 million for the years ended December 31, 2001 and 2000, respectively as further discussed under "--Noninterest Income."
         The improvement in net interest income and noninterest income was partially offset by a $59.1 million increase in operating expenses to $230.3 million for the year ended December 31, 2001, compared to $171.2 million for 2000. The increased operating expenses are primarily attributable to:

         >>    the  operating   expenses  of  our  2000  and  2001  acquisitions
               subsequent to their respective acquisition dates;

         >>    increased salaries and employee benefit expenses;

         >>    increased information technology fees;

         >>    increased legal, examination and professional fees;

         >>    increased   amortization  of  intangibles   associated  with  the
               purchase of subsidiaries;

         >>    a nonrecurring litigation settlement charge; and

         >> a charge to other expense associated with the establishment of a specific reserve on an unfunded letter of credit.

         Additionally, guaranteed preferred debentures expense of $6.0 million on the trust preferred securities issued by First Preferred Capital Trust II in October 2000, and $634,000 on the trust preferred securities issued by First Preferred Capital Trust III on November 15, 2001, further contributed to the overall increase in operating expenses for the year ended December 31, 2001. These higher operating expenses, exclusive of the litigation settlement and the specific reserve on the unfunded letter of credit, are reflective of significant investments that we have made in personnel, technology, capital expenditures and new business lines in conjunction with our overall strategic growth plan. The payback on these investments is expected to occur over a longer period of time through higher and more diversified revenue streams.

         Provision  for Loan  Losses.  The  provision  for loan losses was $23.5 million and $14.1 million for the years ended December 31, 2001 and 2000, respectively. The provision for loan losses reflects the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. We attribute the increase in the provision for loan losses primarily to the overall growth in our loan portfolio, both internal and through acquisitions, a general increase in risk associated with the continued changing composition of our loan portfolio and a significant increase in nonperforming assets and past due loans, which is further discussed under "--Loans and Allowance for Loan Losses." Loan charge-offs were $31.5 million for the year ended December 31, 2001, in comparison to $17.1 million for the year ended December 31, 2000. The increase in loan charge-offs is due to $5.9 million in charge-offs related to our commercial leasing business, a single loan in the amount of $4.5 million that was charged-off due to suspected fraud on the part of the borrower, $3.7 million

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

in charge-offs on shared national credit relationships as well as the effects of the general slowdown in economic conditions prevalent within our markets. Loan recoveries were $9.5 million for the year ended December 31, 2001, in comparison to $9.8 million for 2000. Nonperforming assets and past-due loans have increased significantly during 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses. Our acquisitions during 2000 and 2001 provided $6.1 million and $14.0 million, respectively, in additional allowance for loan losses at their respective acquisition dates.
         Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2001 and 2000:

                                                                                December 31,        Increase (Decrease)
                                                                              -----------------     -------------------
                                                                              2001         2000       Amount       %
                                                                              ----         ----       ------      ---
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees....   $  22,865     19,794      3,071      15.51%
        Gain on mortgage loans sold and held for sale....................      14,983      7,806      7,177      91.94
        Gain on sale of credit card portfolio, net of expenses...........       1,853         --      1,853     100.00
        Net gain on sales of available-for-sale securities...............      18,722        168     18,554        --
        Gain on sales of branches, net of expenses.......................          --      1,355     (1,355)   (100.00)
        Bank-owned life insurance investment income......................       4,415      4,314        101       2.34
        Gain on derivative instruments, net..............................      18,583         --     18,583     100.00
        Other............................................................      17,188      9,341      7,847      84.01
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  98,609     42,778     55,831     130.51
                                                                            =========   ========    =======  =========

     Noninterest expense:
        Salaries and employee benefits...................................   $  93,452     73,391     20,061      27.33%
        Occupancy, net of rental income..................................      17,432     14,675      2,757      18.79
        Furniture and equipment..........................................      12,612     11,702        910       7.78
        Postage, printing and supplies...................................       4,869      4,431        438       9.88
        Information technology fees......................................      26,981     22,359      4,622      20.67
        Legal, examination and professional fees.........................       6,988      4,523      2,465      54.50
        Amortization of intangibles associated with
            the purchase of subsidiaries.................................       8,248      5,297      2,951      55.71
        Communications...................................................       3,247      2,625        622      23.70
        Advertising and business development.............................       5,237      4,331        906      20.92
        Guaranteed preferred debentures..................................      18,590     13,173      5,417      41.12
        Other............................................................      32,605     14,656     17,949     122.47
                                                                            ---------   --------    -------
              Total noninterest expense..................................   $ 230,261    171,163     59,098      34.53
                                                                            =========   ========    =======   ========

         Noninterest Income. Noninterest income was $98.6 million for the year ended December 31, 2001, compared to $42.8 million for 2000. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage banking revenues, net gains on sales of available-for-sale securities, net gains on derivative instruments and other income.
         Service charges on deposit accounts and customer service fees increased to $22.9 million for 2001, from $19.8 million for 2000. We attribute the increase in service charges and customer service fees to:

         >>    increased deposit balances provided by internal growth;

         >> our acquisitions completed during 2000 and, to a lesser degree, 2001;

         >> additional products and services available and utilized by our expanding base of retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates effective June 30, 2000, and July 1, 2001, and enhanced control of fee waivers; and

         >>    increased   income   associated  with  automated  teller  machine
               services and debit cards.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

         The gain on mortgage loans sold and held for sale increased to $15.0 million from $7.8 million for the years ended December 31, 2001 and 2000, respectively. We attribute the increase to a significant increase in the volume of loans originated and sold commensurate with the continued reductions in mortgage loan rates experienced during 2001 as well as the continued expansion of our mortgage banking activities into new and existing markets.
         During 2001, we recorded a $1.9 million pre-tax gain on the sale of our credit card portfolio, which results from our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.
         Noninterest income for the years ended December 31, 2001 and 2000 included net gains on the sale of available-for-sale investment securities of $18.7 million and $168,000, respectively. The significant increase in 2001 results from a $19.1 million pre-tax gain recognized in conjunction with the exchange of an equity investment in the common stock of an unaffiliated publicly-traded financial institution for $10.0 million in cash and a $14.4 million equity investment in the acquiring unaffiliated financial institution. We owned 7.93% of the outstanding shares of common stock of the unaffiliated financial institution at December 31, 2001. This gain was partially offset by a net loss that resulted from the liquidation of certain equity investment securities held by FBA. The net gain for 2000 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.
         The gain on sales of branches, net of expenses, was $1.4 million for the year ended December 31, 2000, and results from the divestiture of one of our branch locations in central Illinois. In 2001, we did not sell any existing branches.
         The net gain on derivative instruments of $18.6 million for the year ended December 31, 2001 includes $4.1 million of gains resulting from the terminations of certain interest rate floor and swap agreements to adjust our interest rate hedge position consistent with changes in the portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, in accordance with the requirements of SFAS 133, as amended, which was implemented on January 1, 2001.
         Other income was $17.2 million and $9.3 million for the years ended December 31, 2001 and 2000, respectively. We attribute the primary components of this increase to:

         >> our acquisitions completed during 2000 and, to a lesser extent, 2001;

         >>    increased  portfolio   management  fee  income  of  $3.4  million
               associated with our Institutional Money Management Division, which was formed in August 2000;

         >> increased brokerage revenue of $1.1 million, which is primarily associated with the stock option services acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

         >> increased rental income of $2.1 million associated with our commercial leasing activities that were acquired in conjunction with our acquisition of FCG in February 2000; and

         >> income of approximately $1.2 million associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco.

         Noninterest Expense. Noninterest expense was $230.3 million for the year ended December 31, 2001, in comparison to $171.2 million for 2000. The increase reflects:

         >>    the  noninterest   expense   associated  with  our   acquisitions
               completed during 2000 and 2001, including certain nonrecurring expenses associated with those acquisitions;

         >>    increased salaries and employee benefit expenses;

         >>    increased information technology fees;

         >>    increased legal, examination and professional fees;

         >>    increased   amortization  of  intangibles   associated  with  the
               purchase of subsidiaries;

         >>    increased guaranteed preferred debentures expense; and

         >>    increased other expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Salaries and employee benefits increased by $20.1 million to $93.5 million from $73.4 million for the years ended December 31, 2001 and 2000, respectively. We primarily associate the increase with our 2000 and 2001 acquisitions and our Institutional Money Management Division, which was formed in August 2000. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2000 to enhance executive and senior management expertise, improve technological support, strengthen centralized operational functions and expand our product lines.
         Occupancy, net of rental income, and furniture and equipment expense totaled $30.0 million and $26.4 million for the years ended December 31, 2001 and 2000, respectively. The increase is attributable to our acquisitions, the relocation of certain branches and operational areas and increased depreciation expense associated with numerous capital expenditures, including our new facility that houses various centralized operations and certain corporate and administrative functions.
         Information technology fees were $27.0 million and $22.4 million for the years ended December 31, 2001 and 2000, respectively. First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides information technology and various related services to our subsidiary banks and us under the terms of information technology agreements. We attribute the increased information technology fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, Bank of San Francisco, Millennium Bank, Charter Pacific Bank and BYL completed in 2001.
         Legal, examination and professional fees were $7.0 million and $4.5 million for the years ended December 31, 2001 and 2000, respectively. We primarily attribute the increase in these fees to the ongoing professional services utilized by certain of our acquired entities, increased professional fees associated with our Institutional Money Management Division, which was formed in August 2000, and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation.
         Amortization of intangibles associated with the purchase of subsidiaries was $8.2 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired for the six acquisitions that we completed during 2000.
         Guaranteed preferred debentures expense was $18.6 million and $13.2 million for the years ended December 31, 2001 and 2000, respectively. The increase for 2001 is solely attributable to the issuance of $57.5 million of trust preferred securities by First Preferred Capital Trust II in October 2000 and the issuance of $55.2 million of trust preferred securities on November 15, 2001 by First Preferred Capital Trust III.
         Other expense was $32.6 million and $14.7 million for the years ended December 31, 2001 and 2000, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense to:

         >>    our acquisitions completed during 2000 and 2001;

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

         >> the establishment of a $1.8 million specific reserve on an unfunded letter of credit; and

         >>    overall continued growth and expansion of our banking franchise.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Provision for Income Taxes. The provision for income taxes was $30.0 million for the year ended December 31, 2001, representing an effective income tax rate of 30.5%, in comparison to $34.5 million, representing an effective income tax rate of 37.2%, for the year ended December 31, 2000. The decrease in the effective income tax rate is primarily attributable to:

         >> a reduction of FBA's deferred tax asset valuation allowance of $13.1 million recorded in December 2001. This reduction, of which $8.1 million represented a reduction in our provision for income taxes and $5.0 million represented an increase in capital surplus, reflects the recognition of deferred tax assets for net operating loss carryforwards and the expectation of future taxable income sufficient to realize the net deferred tax assets; partially offset by

         >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes.

Comparison of Results of Operations for 2000 and 1999

         Net Income. Net income was $56.1 million for the year ended December 31, 2000, compared to $44.2 million for 1999. The earnings progress for 2000 was primarily driven by increased net interest income generated from our acquisitions completed throughout 1999 and 2000; the continued growth and diversification in the composition of our loan portfolio; and increased yields on interest-earning assets. We funded the overall loan growth primarily through deposits added through acquisitions and internal deposit growth. Net interest income (expressed on a tax-equivalent basis) improved to $236.0 million, or 4.93% of average interest-earning assets, from $195.2 million, or 4.52% of average interest-earning assets, for the years ended December 31, 2000 and 1999, respectively.
         The increase in net income was partially offset by an increased provision for loan losses and an increase in operating expenses of $20.4 million for the year ended December 31, 2000, in comparison to 1999. The increased operating expenses reflect the operating expenses of our 1999 and 2000 acquisitions subsequent to their respective acquisition dates; increased salaries and employee benefit expenses; increased information technology fees; increased amortization of intangibles associated with the purchase of subsidiaries and increased guaranteed preferred debentures expense. A reduction in legal, examination and professional fees partially offset the increase in operating expenses.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2000 and 1999:

                                                                                December 31,         Increase (Decrease)
                                                                              -----------------      -------------------
                                                                              2000         1999        Amount       %
                                                                              ----         ----        ------      ---
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees....   $  19,794     17,676      2,118      11.98%
        Gain on mortgage loans sold and held for sale....................       7,806      6,909        897      12.98
        Net gain on sales of available-for-sale securities...............         168        791       (623)    (78.76)
        Gain on sales of branches, net of expenses.......................       1,355      4,406     (3,051)    (69.25)
        Bank-owned life insurance investment income......................       4,314      3,919        395      10.08
        Other............................................................       9,341      7,949      1,392      17.51
                                                                            ---------   --------    -------
              Total noninterest income...................................   $  42,778     41,650      1,128       2.71
                                                                            =========   ========    =======   ========

     Noninterest expense:
        Salaries and employee benefits...................................   $  73,391     61,524     11,867      19.29%
        Occupancy, net of rental income..................................      14,675     12,518      2,157      17.23
        Furniture and equipment..........................................      11,702      8,520      3,182      37.35
        Postage, printing and supplies...................................       4,431      4,244        187       4.41
        Information technology fees......................................      22,359     18,567      3,792      20.42
        Legal, examination and professional fees.........................       4,523      9,109     (4,586)    (50.35)
        Amortization of intangibles associated with
            the purchase of subsidiaries.................................       5,297      4,401        896      20.36
        Communications...................................................       2,625      2,488        137       5.51
        Advertising and business development.............................       4,331      3,734        597      15.99
        Guaranteed preferred debentures..................................      13,173     12,050      1,123       9.32
        Other............................................................      14,656     13,652      1,004       7.35
                                                                            ---------   --------    -------
              Total noninterest expense..................................   $ 171,163    150,807     20,356      13.50
                                                                            =========   ========    =======   ========

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

         >> increased fee income resulting from revisions of customer service charge rates effective April 1, 1999 and June 30, 2000, and enhanced control of fee waivers; and

         >> increased interchange income associated with automated teller machine services and debit and credit cards.

         The gain on mortgage loans sold and held for sale increased to $7.8 million from $6.9 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase to an increased volume of loans sold and held for sale, primarily during the fourth quarter of 2000, including fixed rate residential mortgage loans, which are sold on a servicing retained basis, and adjustable-rate and non-conforming residential mortgage loans, which are sold on a servicing released basis.
         The net gain on sales of available-for-sale securities was $168,000 and $791,000 for the years ended December 31, 2000 and 1999, respectively. These gains resulted from sales of available-for-sale investment securities necessary to facilitate the funding of loan growth. The decrease in the net gains reflects the sales, at a loss, of certain investment securities that did not meet our overall investment objectives.
         The gain on sales of branches, net of expenses, was $1.4 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively. The reduction in these gains results from a reduced number of branch divestitures. During 2000, we divested one of our branch locations in central Illinois, whereas in 1999, we divested seven branch offices in central and northern Illinois.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Bank-owned life insurance investment income was $4.3 million and $3.9 million for the years ended December 31, 2000 and 1999, respectively. The increase for 2000 reflects an increased rate of return on this product primarily associated with the current interest rate environment as well as the reinvestment of product earnings.
         Other income was $9.3 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively. The increase in other income is primarily attributable to rental income associated with FCG's leasing activities and increased rental fees received from First Services, L.P. for the use of information technology and other equipment owned by us. The increase in rental fees corresponds to the replacement of our teller system and certain other technological upgrades, including local and wide area network-based systems, core processors and item processing equipment that were replaced in 1999 in preparation for the Year 2000 transition.

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

         >>    increased information technology fees;

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

         Although these efforts have primarily led to increased capital expenditures and noninterest expenses in the short term as further discussed below, we anticipate they will lead to more effective internal growth, more efficient operations and improved profitability over the long term.
         Salaries and employee benefits increased by $11.9 million to $73.4 million from $61.5 million for the years ended December 31, 2000 and 1999, respectively. We primarily associate the increase with our acquisitions completed throughout 1999 and 2000 as well as the additional lines of business that we entered into in 2000, including institutional money management, international banking and fiduciary deposit management for bankruptcy trustees, receivers and other estate administrators. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

personnel. In addition, the increase includes various additions to our staff to enhance executive and senior management expertise, improve technological support and strengthen centralized operational functions.
         Occupancy, net of rental income, and furniture and equipment expense totaled $26.4 million and $21.0 million for the years ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to our acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of our new teller system. Our selective elimination of 16 branch offices by sales, mergers or closures during 1999 and 2000 partially offset this increase.
         Information technology fees were $22.4 million and $18.6 million for the years ended December 31, 2000 and 1999, respectively. First Services, L.P., a limited partnership indirectly owned by our Chairman and his adult children, provides information technology and various related services to our subsidiary banks and us under the terms of information technology agreements. We attribute the increased information technology fees to growth and technological advancements consistent with our product and service offerings and upgrades to technological equipment, networks and communication channels.
         Legal, examination and professional fees were $4.5 million and $9.1 million for the years ended December 31, 2000 and 1999, respectively. The decrease in these fees results from a decline in our utilization of external consultants who provided assistance throughout 1999 associated with the development and expansion of selected business initiatives. The decrease also reflects the settlement of certain litigation completed in 1999.
         Amortization of intangibles associated with the purchase of subsidiaries was $5.3 million and $4.4 million for the years ended December 31, 2000 and 1999, respectively. The increase for 2000 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired for the acquisitions that we completed throughout 1999 and 2000.
         Guaranteed preferred debentures expense was $13.2 million and $12.1 million for the years ended December 31, 2000 and 1999, respectively. The increase for 2000 is solely attributable to First Preferred Capital Trust II's issuance of trust preferred securities in October 2000.
         Other expense was $14.7 million and $13.7 million for the years ended December 31, 2000 and 1999, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, and sales taxes. The overall increase in these expenses primarily reflects:

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

         Provision for Income Taxes. The provision for income taxes was $34.5 million for the year ended December 31, 2000, representing an effective income tax rate of 37.2%, in comparison to $26.3 million, representing an effective income tax rate of 36.5%, for the year ended December 31, 1999. The increase in the effective income tax rate is primarily attributable to:

         >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes; and

         >> a reduction of the deferred tax asset valuation reserve of approximately $405,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

Investment Securities

         We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $631.1 million and $563.5 million at December 31, 2001 and 2000, respectively, compared to $451.6 million at December 31, 1999. We attribute the increase in investment securities during 2000 and 2001 to securities acquired through acquisitions and the overall level of loan demand within our market areas, which affects the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

amount of funds available for investment. In addition, the increase for 2001 is partially offset by the liquidation of certain investment securities held by FBA and a significant increase in calls of investment securities prior to their normal maturity dates resulting from the general decline in interest rates during 2001.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.7%, 92.3% and 91.5% of total interest income for the years ended December 31, 2001, 2000 and 1999, respectively. Loans, net of unearned discount, represented 79.8% of total assets as of December 31, 2001, compared to 80.9% of total assets at
December 31, 2000. Total loans, net of unearned discount, increased $656.6 million to $5.41 billion for the year ended December 31, 2001, and $750.0 million to $4.75 billion for the year ended December 31, 2000. We view the quality, yield and growth of our loan portfolio to be instrumental elements in determining our profitability.
         During the five years ended December 31, 2001, total loans, net of unearned discount, increased significantly from $3.00 billion at December 31, 1997 to $5.41 billion at December 31, 2001. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our residential mortgage loan production has been sold in the secondary mortgage market. We have also substantially reduced our consumer lending through reductions in new loan volumes, the repayment of principal on our existing loan portfolio, and the sale of our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in residential real estate, indirect automobile and other consumer-related loans.
         In addition, our acquisitions added substantial portfolios of new loans. Some of these portfolios, particularly those from acquisitions completed in the mid-1990s, contained significant loan problems, which we anticipated and considered in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.
         The following table summarizes the effects of these factors on our loan portfolio for the five years ended December 31, 2001:

                                                                   Increase (Decrease) For the Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                   2001         2000        1999        1998      1997
                                                                   ----         ----        ----        ----      ----
                                                                            (dollars expressed in thousands)

      Internal loan volume increase (decrease):
          Commercial lending................................   $ 174,568      360,410     363,486     633,660   378,882
          Residential real estate lending (1) ..............      48,616       20,137    (126,418)   (152,849) (144,707)
          Consumer lending, net of unearned discount........     (75,280)     (64,606)    (56,349)    (30,506)  (54,305)
      Loans provided by acquisitions........................     508,700      440,000     235,500     127,600    54,361
                                                               ---------     --------    --------    --------  --------
          Total increase in loans, net of unearned discount.   $ 656,604      755,941     416,219     577,905   234,231
                                                               =========     ========    ========    ========  ========

      -------------------------
      (1) Includes loans held for sale, which increased $135.1 million for the year ended December 31, 2001.

         Our lending strategy stresses quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans, and other consumer financing opportunities arising out of our branch banking network.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans and bonds may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing during the period projects are being developed secured by the real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.
         The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                    ----------------------------------------------------------------------------------------
                                          2001               2000                1999            1998              1997
                                    -----------------   ---------------    --------------    -------------   ---------------
                                     Amount       %      Amount      %     Amount      %     Amount      %   Amount        %
                                     ------       -      ------      -     ------      -     ------      -   ------        -
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural............. $1,681,846    32.3% $1,496,284   32.0% $1,086,919  27.4%$  920,007   26.7% $  621,618  21.1%
Real estate construction
    and development..............    954,913    18.4     809,682   17.3     795,081  20.1    720,910   20.9     413,107  14.0
Real estate mortgage:
    One-to-four-family
      residential loans..........    798,089    15.3     726,474   15.5     720,630  18.2    739,442   21.5     915,205  31.1
    Other real estate loans......  1,647,758    31.7   1,476,383   31.5   1,130,939  28.6    789,735   22.9     713,910  24.3
Consumer and installment, net of
    unearned discount............    122,057     2.3     174,337    3.7     225,343   5.7    274,392    8.0     279,279   9.5
                                  ----------   -----  ---------  ------  ---------- -----  --------- ------  ---------- -----
      Total loans, excluding
        loans held for sale......  5,204,663   100.0%  4,683,160  100.0%  3,958,912 100.0% 3,444,486  100.0%  2,943,119 100.0%
                                               =====             ======             =====            ======             =====
Loans held for sale..............    204,206              69,105             37,412          135,619             59,081
                                  ----------          ----------         ----------       ----------         ----------
      Total loans................ $5,408,869          $4,752,265         $3,996,324       $3,580,105         $3,002,200
                                  ==========          ==========         ==========       ==========         ==========

         Loans at December 31, 2001 mature as follows:

                                                                             Over One Year
                                                                             Through Five
                                                                                 Years          Over Five Years
                                                                           -----------------    ---------------
                                                              One Year     Fixed    Floating    Fixed  Floating
                                                              or Less      Rate       Rate      Rate     Rate      Total
                                                              -------      ----       ----      ----     ----      -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $ 1,432,117   207,884     22,956   17,382    1,507  1,681,846
Real estate construction and development..................      907,907    43,162      2,345    1,499       --    954,913
Real estate mortgage......................................    1,410,772   623,413    243,841  162,081    5,740  2,445,847
Consumer and installment, net of unearned discount........       32,198    66,099        771   22,989       --    122,057
Loans held for sale.......................................      204,206        --         --       --       --    204,206
                                                            -----------  --------   --------  -------  -------  ---------
      Total loans.........................................  $ 3,987,200   940,558    269,913  203,951    7,247  5,408,869
                                                            ===========  ========   ========  =======  =======  =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         The following table is a summary of loan loss experience for the five years ended December 31, 2001:

                                                                As of or For the Years Ended December 31,
                                                      -------------------------------------------------------------
                                                           2001        2000        1999         1998         1997
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $   81,592      68,611      60,970       50,509        46,781
Acquired allowances for loan losses..................     14,046       6,062       3,008        3,200            30
                                                      ----------  ----------  ----------    ---------    ----------
                                                          95,638      74,673      63,978       53,709        46,811
                                                      ----------  ----------  ----------    ---------    ----------
Loans charged-off:
    Commercial, financial and agricultural...........    (27,834)     (9,768)    (10,855)      (3,908)       (2,308)
    Real estate construction and development.........       (108)     (2,229)       (577)        (185)       (2,242)
    Real estate mortgage.............................     (1,818)     (2,213)     (2,561)      (2,389)       (6,250)
    Consumer and installment.........................     (1,693)     (2,840)     (3,728)      (3,701)       (6,032)
                                                      ----------  ----------  ----------    ---------    ----------
          Total......................................    (31,453)    (17,050)    (17,721)     (10,183)      (16,832)
                                                      ----------  ----------  ----------    ---------    ----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      4,450       5,621       3,602        3,417         2,146
    Real estate construction and development.........      1,171         319         849          342           269
    Real estate mortgage.............................      2,102       1,937       2,357        2,029         3,666
    Consumer and installment.........................      1,746       1,965       2,473        2,656         3,149
                                                      ----------  ----------  ----------    ---------    ----------
          Total......................................      9,469       9,842       9,281        8,444         9,230
                                                      ----------  ----------  ----------    ---------    ----------
          Net loans charged-off......................    (21,984)     (7,208)     (8,440)      (1,739)       (7,602)
                                                      ----------  ----------  ----------    ---------    ----------
Provision for loan losses............................     23,510      14,127      13,073        9,000        11,300
                                                      ----------  ----------  ----------    ---------    ----------
Allowance for loan losses, end of year............... $   97,164      81,592      68,611       60,970        50,509
                                                      ==========  ==========  ==========    =========    ==========

Loans outstanding, net of unearned discount:
    Average.......................................... $4,884,299   4,290,958   3,812,508    3,250,719     2,846,157
    End of year......................................  5,408,869   4,752,265   3,996,324    3,580,105     3,002,200
    End of year, excluding loans held for sale.......  5,204,663   4,683,160   3,958,912    3,444,486     2,943,119
                                                      ==========  ==========  ==========    =========    ==========

Ratio of allowance for loan losses
  to loans outstanding:
    Average..........................................       1.99%       1.90%       1.80%        1.88%         1.77%
    End of year......................................       1.80        1.72        1.72         1.70          1.68
    End of year, excluding loans held for sale.......       1.87        1.74        1.73         1.77          1.72
Ratio of net charge-offs to average loans
    outstanding......................................       0.45        0.17        0.22         0.05          0.27
Ratio of current year recoveries to
    preceding year's total charge-offs...............      55.54       55.54       91.14        50.17         31.81
                                                      ==========  ==========  ==========    =========    ==========

Allocation of allowance for
  loan losses at end of year:
    Commercial, financial and agricultural........... $   40,161      32,352      24,898       19,239        14,879
    Real estate construction and development.........     21,598      14,667      13,264       15,073         7,148
    Real estate mortgage.............................     31,406      24,691      20,750       18,774        18,317
    Consumer and installment.........................      3,999       3,142       4,390        5,180         5,089
    Unallocated (1)..................................         --       6,740       5,309        2,704         5,076
                                                      ----------  ----------  ----------    ---------    ----------
          Total...................................... $   97,164      81,592      68,611       60,970        50,509
                                                      ==========  ==========  ==========    =========    ==========

--------------------
(1) During 2001, we reviewed our practice of maintaining unallocated reserves in light of continuing refinement in our loss estimation processes. We concluded the use of unallocated reserves would be discontinued. Consequently, reserves were aligned with their respective portfolios.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    December 31,
                                                              ---------------------------------------------------------
                                                               2001        2000         1999         1998         1997
                                                               ----        ----         ----         ----         ----
                                                                           (dollars expressed in thousands)
    Commercial, financial and agricultural:
       Nonaccrual......................................   $    19,326      22,437       18,397      15,385        4,017
       Restructured terms..............................            --          22           29          --           --
    Real estate construction and development:
       Nonaccrual......................................         3,270      11,068        1,886       3,858        4,097
    Real estate mortgage:
       Nonaccrual......................................        41,898      16,524       16,414      18,858       10,402
       Restructured terms..............................         2,013       2,952        2,979       5,221        5,456
    Consumer and installment:
       Nonaccrual......................................           794         155           32         216           94
       Restructured terms..............................             7           8           --          --           --
                                                          -----------   ---------    ---------   ---------    ---------
              Total nonperforming loans................        67,308      53,166       39,737      43,538       24,066
    Other real estate..................................         4,316       2,487        2,129       3,709        7,324
                                                          -----------   ---------    ---------   ---------    ---------
              Total nonperforming  assets..............   $    71,624      55,653       41,866      47,247       31,390
                                                          ===========   =========    =========   =========    =========

    Loans, net of unearned discount....................   $ 5,408,869   4,752,265    3,996,324   3,580,105    3,002,200
                                                          ===========   =========    =========   =========    =========

    Loans past due 90 days or more and still accruing..   $    15,156       3,009        5,844       4,674        2,725
                                                          ===========   =========    =========   =========    =========
    Ratio of:
       Allowance for loan losses to loans..............          1.80%       1.72%        1.72%       1.70%        1.68%
       Nonperforming loans to loans....................          1.24        1.12         0.99        1.22         0.80
       Allowance for loan losses to
         nonperforming loans...........................        144.36      153.47       172.66      140.04       209.88
       Nonperforming assets to loans
         and other real estate.........................          1.32        1.17         1.05        1.32         1.04
                                                          ===========   =========    =========   =========    =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $67.3 million at December 31, 2001, in comparison to $53.2 million and $39.7 million at December 31, 2000 and 1999, respectively. The increase in nonperforming and past due loans for 2001 reflects cyclical trends experienced within the banking industry as a result of economic slowdown, as well as the asset quality of acquired institutions. Consistent with the economic slowdown experienced within our primary markets, we anticipate this trend will continue in the upcoming months. In addition, our UFG acquisition, completed on December 31, 2001, resulted in the addition of approximately $8.9 million of nonperforming loans and $3.6 million of loans past due 90 days or more. Furthermore, nonperforming loans at December 31, 2000 included a single borrowing relationship of $10.9 million that was removed from nonaccrual status during the third quarter of 2001. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing at inception, project delays and weak project management. Financing for this project was recast with a new borrower, and is presently meeting developmental expectations. The increase in nonperforming and past-due loans in 2000 primarily resulted from a small number of credit relationships that were placed on nonaccrual during the year ended December 31, 2000. These nonperforming loans are symptomatic of circumstances that are specific to these relationships. At December 31, 1998, nonperforming assets and problem loans increased to $68.5 million from $59.3 million at December 31, 1997. We associate the increase for 1998 to two commercial loans totaling $6.0 million, net of charge-offs; our acquisitions of Republic Bank and Pacific Bay Bank; and the overall growth of our loan portfolio, principally commercial, financial and agricultural, real estate construction and development and commercial real estate loans.
         As of December 31, 2001, 2000 and 1999, $123.2 million, $50.2 million and $36.3 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). We attribute the increases primarily to our acquisitions and to portfolio growth, as well as the slowdown and uncertainties that have occurred in the economy surrounding the markets in which we operate. As of December 31, 1998 and 1997, problem loans totaled $21.3 million and $27.9 million, respectively.
         Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and other various types of consumer

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment performance subsequent to their origination.
         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the list. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, as well as the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

Deposits

         Deposits are the primary source of funds for our subsidiary banks. Our deposits consist principally of core deposits from each bank's local market areas, including individual and corporate customers.
         The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:

                                                                    Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                               2001                        2000                         1999
                                    --------------------------  --------------------------   --------------------------
                                                Percent                      Percent                   Percent
                                                  of                           of                         of
                                     Amount    Deposits   Rate    Amount    Deposits  Rate    Amount   Deposits    Rate
                                     ------    --------   ----    ------    --------  ----    ------   --------    ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand......  $  754,763     14.83%    --% $  634,886     14.18%    --% $  552,029     13.59%     --%
Interest-bearing demand.........     507,011      9.97   1.38     421,986      9.43   1.40     391,892      9.65    1.30
Savings.........................   1,548,441     30.43   3.25   1,279,378     28.59   4.04   1,220,425     30.03    3.61
Time deposits ..................   2,278,263     44.77   5.49   2,139,305     47.80   5.62   1,899,218     46.73    5.35
                                  ----------    ------   ====  ----------   -------   ====  ----------    ------    ====
      Total average deposits....  $5,088,478    100.00%        $4,475,555    100.00%        $4,063,564    100.00%
                                  ==========    ======         ==========   =======         ==========    ======

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2001, 2000 and 1999. We have never paid, and have no present intention to pay, dividends on our common stock.
         Management believes as of December 31, 2001 and 2000, our subsidiary banks and we were "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         In December 1996, we formed our initial financing subsidiary, First Preferred Capital Trust, for the purpose of issuing $86.25 million of trust preferred securities, and in October 2000, we formed our second financing subsidiary, First Preferred Capital Trust II, for the purpose of issuing $57.5 million of trust preferred securities. On October 5, 2001, we formed our third financing subsidiary, First Preferred Capital Trust III, for the purpose of issuing $55.2 million of trust preferred securities. In June 1998, FBA formed its financing subsidiary, First America Capital Trust, for the purpose of issuing $46.0 million of trust preferred securities. For regulatory reporting purposes, these preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2001, $100.8 million of these preferred securities were not includable in Tier I capital, although this amount was included in total risk-based capital.

Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $754.8 million and $723.5 million at December 31, 2001 and 2000, respectively.
         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our note payable, at December 31, 2001:

                                                       (dollars expressed
                                                         in thousands)

       Three months or less..............................  $393,255
       Over three months through six months..............   120,073
       Over six months through twelve months.............   136,205
       Over twelve months................................   105,302
                                                           --------
                Total....................................  $754,835
                                                           ========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2001 and 2000, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.21 billion and $1.24 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $234.6 million and $262.1 million at December 31, 2001 and 2000, respectively.
         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries and FBA's financing subsidiary.

Effects of New Accounting Standards

         In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. In addition, on April 1, 2001, we implemented the additional requirements of SFAS 140, which did not have a material effect on our consolidated financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

         In July 2001, the FASB issued SFAS No. 141 -- Business Combinations, and SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies, will be January 1, 2002.
         On July 1, 2001, we implemented SFAS No. 141, which did not have a material impact on our consolidated financial statements as all of our acquisitions have been accounted for under the purchase method of accounting. As of January 1, 2002, the date we adopted SFAS No. 142, we had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, all of which was subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization of intangibles associated with the purchase of subsidiaries was $8.2 million, $5.3 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Under SFAS No. 142, we will continue to amortize our core deposit intangibles and goodwill associated with purchases of branch offices. We are currently evaluating the ongoing future requirements of SFAS No. 142, particularly the impairment testing provisions, to determine their potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.
         In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. We are currently evaluating the requirements of SFAS No. 144 to determine their potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.

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

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED



                                                                                 2001 Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $ 116,037     113,356       110,724         104,626
Interest expense.............................................      54,140      50,772        46,461          39,641
                                                                ---------    --------       -------        --------
    Net interest income......................................      61,897      62,584        64,263          64,985
Provision for loan losses....................................       3,390       3,720         6,800           9,600
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      58,507      58,864        57,463          55,385
Noninterest income...........................................      16,474      19,424        21,846          40,865
Noninterest expense..........................................      51,618      64,398        54,812          59,433
                                                                ---------    --------       -------        --------
    Income before provision for income taxes, minority
      interest in income of subsidiary and cumulative
      effect of change in accounting principle...............      23,363      13,890        24,497          36,817
Provision for income taxes...................................       9,124       5,457         9,539           5,928
                                                                ---------    --------       -------        --------
    Income before minority interest in income
      of subsidiary and cumulative effect of
      change in accounting principle.........................      14,239       8,433        14,958          30,889
Minority interest in income of subsidiary....................         511         534           577           1,007
                                                                ---------    --------       -------        --------
    Income before cumulative effect of change in
      accounting principle...................................      13,728       7,899        14,381          29,882
Cumulative effect of change in accounting principle,
    net of tax...............................................      (1,376)         --            --              --
                                                                ---------    --------       -------        --------
    Net income...............................................   $  12,352       7,899        14,381          29,882
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic:
      Income before cumulative effect of change in
        accounting principle.................................   $  571.94      328.27        599.47        1,251.86
      Cumulative effect of change in accounting principle....      (58.16)         --            --              --
                                                                ---------    --------       -------        --------
      Basic..................................................   $  571.94      328.27        599.47        1,251.86
                                                                =========    ========       =======        ========
    Diluted:
      Income before cumulative effect of change in
        accounting principle.................................   $  561.09      322.78        587.93        1,225.79
      Cumulative effect of change in accounting principle....      (58.16)         --            --              --
                                                                ---------    --------       -------        --------
      Diluted................................................   $  502.93      322.78        587.93        1,225.79
                                                                =========    ========       =======        ========



                                                                                 2000 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $  97,717     104,161       107,582         113,366
Interest expense.............................................      42,287      45,771        48,140          51,481
                                                                ---------    --------       -------        --------
    Net interest income......................................      55,430      58,390        59,442          61,885
Provision for loan losses....................................       3,582       3,620         3,865           3,060
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      51,848      54,770        55,577          58,825
Noninterest income...........................................       9,564      11,471        10,750          10,993
Noninterest expense..........................................      37,793      41,917        42,776          48,677
                                                                ---------    --------       -------        --------
    Income before provision for income taxes and
      minority interest in income of subsidiary..............      23,619      24,324        23,551          21,141
Provision for income taxes...................................       8,544       9,197         8,947           7,794
                                                                ---------    --------       -------        --------
    Income before minority interest in income of subsidiary..      15,075      15,127        14,604          13,347
Minority interest in income of subsidiary....................         488         455           546             557
                                                                ---------    --------       -------        --------
    Net income...............................................   $  14,587      14,672        14,058          12,790
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic....................................................   $  608.21      614.51        585.87          529.46
    Diluted..................................................      589.52      594.12        570.33          519.78
                                                                =========    ========       =======        ========


                           CONSOLIDATED BALANCE SHEETS

        (dollars expressed in thousands, except share and per share data)


                                                                                              December 31,
                                                                                           --------------------
                                                                                           2001            2000
                                                                                           ----            ----

                                     ASSETS
                                     ------


Cash and cash equivalents:
     Cash and due from banks.......................................................    $   181,522         167,474
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          4,664           4,005
     Federal funds sold............................................................         55,688          26,800
                                                                                       -----------      ----------
               Total cash and cash equivalents.....................................        241,874         198,279
                                                                                       -----------      ----------

Investment securities:
     Available for sale, at fair value.............................................        610,466         539,386
     Held to maturity, at amortized cost (fair value of $20,812 and
       $24,507 at December 31, 2001 and 2000, respectively)........................         20,602          24,148
                                                                                       -----------      ----------
               Total investment securities.........................................        631,068         563,534
                                                                                       -----------      ----------

Loans:
     Commercial, financial and agricultural........................................      1,681,846       1,496,284
     Real estate construction and development......................................        954,913         809,682
     Real estate mortgage..........................................................      2,445,847       2,202,857
     Consumer and installment......................................................        124,542         181,602
     Loans held for sale...........................................................        204,206          69,105
                                                                                       -----------      ----------
               Total loans.........................................................      5,411,354       4,759,530
     Unearned discount.............................................................         (2,485)         (7,265)
     Allowance for loan losses.....................................................        (97,164)        (81,592)
                                                                                       -----------      ----------
               Net loans...........................................................      5,311,705       4,670,673
                                                                                       -----------      ----------

Derivative instruments.............................................................         54,889           3,759
Bank premises and equipment, net of accumulated depreciation and amortization......        149,604         114,771
Intangibles associated with the purchase of subsidiaries, net of amortization......        125,440          85,021
Bank-owned life insurance..........................................................         87,200          83,292
Accrued interest receivable........................................................         37,349          45,226
Deferred income taxes..............................................................         94,546          77,956
Other assets.......................................................................         44,776          34,180
                                                                                       -----------      ----------
               Total assets........................................................    $ 6,778,451       5,876,691
                                                                                       ===========      ==========


The accompanying notes are an integral part of the consolidated financial statements.


        (dollars expressed in thousands, except share and per share data)


                                                                                              December 31,
                                                                                           --------------------
                                                                                           2001            2000
                                                                                           ----            ----

                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................    $   921,455         808,251
       Interest-bearing............................................................        629,015         448,146
     Savings.......................................................................      1,832,939       1,447,898
     Time:
       Time deposits of $100 or more...............................................        484,201         499,956
       Other time deposits.........................................................      1,816,294       1,808,164
                                                                                       -----------      ----------
          Total deposits...........................................................      5,683,904       5,012,415
Short-term borrowings..............................................................        243,134         140,569
Note payable.......................................................................         27,500          83,000
Accrued interest payable...........................................................         16,006          23,227
Deferred income taxes..............................................................         43,856          15,031
Accrued expenses and other liabilities.............................................         61,515          52,687
Minority interest in subsidiary....................................................         17,998          14,067
                                                                                       -----------      ----------
          Total liabilities........................................................      6,093,913       5,340,996
                                                                                       -----------      ----------

Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        191,539         138,569
     First Banks America, Inc. subordinated debentures.............................         44,342          44,280
                                                                                       -----------      ----------
          Total guaranteed preferred beneficial interests in
              subordinated debentures..............................................        235,881         182,849
                                                                                       -----------      ----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at December 31, 2001 and 2000...............................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          6,074           2,267
Retained earnings..................................................................        389,308         325,580
Accumulated other comprehensive income.............................................         34,297           6,021
                                                                                       -----------      ----------
          Total stockholders' equity...............................................        448,657         352,846
                                                                                       -----------      ----------
          Total liabilities and stockholders' equity...............................    $ 6,778,451       5,876,691
                                                                                       ===========      ==========

                        CONSOLIDATED STATEMENTS OF INCOME

             (dollars expressed in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                                   -----------------------------
                                                                                   2001         2000        1999
                                                                                   ----         ----        ----
Interest income:
     Interest and fees on loans..............................................   $ 412,153     390,332      323,207
     Investment securities:
       Taxable...............................................................      26,244      27,331       26,206
       Nontaxable............................................................         888         961          937
     Federal funds sold and other............................................       5,458       4,202        2,732
                                                                                ---------    --------     --------
          Total interest income..............................................     444,743     422,826      353,082
                                                                                ---------    --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................       7,019       5,909        5,098
       Savings...............................................................      50,388      51,656       44,101
       Time deposits of $100 or more.........................................      28,026      20,654       11,854
       Other time deposits...................................................      97,105      99,603       84,639
     Interest rate exchange agreements, net..................................          --          --        5,397
     Short-term borrowings...................................................       5,847       5,881        3,983
     Note payable............................................................       2,629       3,976        3,629
                                                                                ---------    --------     --------
          Total interest expense.............................................     191,014     187,679      158,701
                                                                                ---------    --------     --------
          Net interest income................................................     253,729     235,147      194,381
Provision for loan losses....................................................      23,510      14,127       13,073
                                                                                ---------    --------     --------
          Net interest income after provision for loan losses................     230,219     221,020      181,308
                                                                                ---------    --------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........      22,865      19,794       17,676
     Gain on mortgage loans sold and held for sale...........................      14,983       7,806        6,909
     Gain on sale of credit card portfolio, net of expenses..................       1,853          --           --
     Net gain on sales of available-for-sale securities......................      18,722         168          791
     Gain on sales of branches, net of expenses..............................          --       1,355        4,406
     Bank-owned life insurance investment income.............................       4,415       4,314        3,919
     Gain on derivative instruments, net.....................................      18,583          --           --
     Other...................................................................      17,188       9,341        7,949
                                                                                ---------    --------     --------
          Total noninterest income...........................................      98,609      42,778       41,650
                                                                                ---------    --------     --------
Noninterest expense:
     Salaries and employee benefits..........................................      93,452      73,391       61,524
     Occupancy, net of rental income.........................................      17,432      14,675       12,518
     Furniture and equipment.................................................      12,612      11,702        8,520
     Postage, printing and supplies..........................................       4,869       4,431        4,244
     Information technology fees.............................................      26,981      22,359       18,567
     Legal, examination and professional fees................................       6,988       4,523        9,109
     Amortization of intangibles associated with the purchase
          of subsidiaries....................................................       8,248       5,297        4,401
     Communications..........................................................       3,247       2,625        2,488
     Advertising and business development....................................       5,237       4,331        3,734
     Guaranteed preferred debentures.........................................      18,590      13,173       12,050
     Other...................................................................      32,605      14,656       13,652
                                                                                ---------    --------     --------
          Total noninterest expense..........................................     230,261     171,163      150,807
                                                                                ---------    --------     --------
          Income before provision for income taxes, minority
             interest in income of subsidiary and cumulative
             effect of change in accounting principle........................      98,567      92,635       72,151
Provision for income taxes...................................................      30,048      34,482       26,313
                                                                                ---------    --------     --------
          Income before minority interest in income of
             subsidiary and cumulative effect of
             change in accounting principle..................................      68,519      58,153       45,838
Minority interest in income of subsidiary....................................       2,629       2,046        1,660
                                                                                ---------    --------     --------
          Income before cumulative effect of change in accounting principle..      65,890      56,107       44,178
Cumulative effect of change in accounting principle, net of tax..............     ( 1,376)         --           --
                                                                                ---------    --------     --------
          Net income.........................................................      64,514      56,107       44,178
Preferred stock dividends....................................................         786         786          786
                                                                                ---------    --------     --------
          Net income available to common stockholders........................   $  63,728      55,321       43,392
                                                                                =========    ========     ========



Basic earnings per common share:
     Income before cumulative effect of change in accounting principle.......   $2,751.54    2,338.04     1,833.91
     Cumulative effect of change in accounting principle, net of tax.........      (58.16)         --           --
                                                                                ---------    --------     --------
     Basic...................................................................   $2,693.38    2,338.04     1,833.91
                                                                                =========    ========     ========
Diluted earnings per common share:
     Income before cumulative effect of change in accounting principle.......   $2,684.93    2,267.41     1,775.47
     Cumulative effect of change in accounting principle, net of tax.........      (58.16)         --           --
                                                                                ---------    --------     --------
     Diluted.................................................................   $2,626.77    2,267.41     1,775.47
                                                                                =========    ========     ========

Weighted average shares of common stock outstanding..........................      23,661      23,661       23,661
                                                                                =========    ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                       Three Years Ended December 31, 2001
             (dollars expressed in thousands, except per share data)




                                                     Adjustable Rate                                         Accu-
                                                     Preferred Stock                                        mulated
                                                     ---------------                                         Other    Total
                                                   Class A                                Compre-           Compre-   Stock-
                                                   Conver-             Common    Capital  hensive Retained  hensive  holders'
                                                    tible    Class B    Stock    Surplus  Income  Earnings  Income    Equity
                                                    -----    -------    -----    -------  ------- --------  ------    ------

Consolidated balances, January 1, 1999...........  $12,822     241     5,915       780            231,867  11,738    263,363
Year ended December 31, 1999:
    Comprehensive income:
      Net income.................................       --      --        --        --   44,178    44,178      --     44,178
      Other comprehensive income, net of tax -
        unrealized losses on securities, net
        of reclassification adjustment (1).......       --      --        --        --   (9,388)       --  (9,388)    (9,388)
                                                                                        -------
      Comprehensive income.......................                                        34,790
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --               (769)     --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --                (17)     --        (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --    (3,273)                --      --     (3,273)
    Reclassification of retained earnings........       --      --        --     5,000             (5,000)     --         --
    Reduction of deferred tax asset
       valuation allowance.......................       --      --        --       811                 --      --        811
                                                   -------    ----     -----    ------            -------  ------    -------
Consolidated balances, December 31, 1999.........   12,822     241     5,915     3,318            270,259   2,350    294,905
Year ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --      --        --        --   56,107    56,107      --     56,107
      Other comprehensive income, net of tax -
        unrealized gains on securities, net of
        reclassification adjustment (1)..........       --      --        --        --    3,671        --   3,671      3,671
                                                                                        -------
      Comprehensive income.......................                                        59,778
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --               (769)     --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --                (17)     --        (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --    (1,051)               --       --     (1,051)
                                                   -------    ----     -----    ------            -------  ------    -------
Consolidated balances, December 31, 2000.........   12,822     241     5,915     2,267            325,580   6,021    352,846
Year ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --      --        --        --   64,514    64,514     --      64,514
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --      --        --        --   (1,871)       --  (1,871)   ( 1,871)
        Derivative instruments:
          Cumulative effect of change in
           accounting principle, net.............       --      --        --        --    9,069             9,069      9,069
          Current period transactions............       --      --        --        --   27,021             7,021     27,021
          Reclassification to earnings...........       --      --        --        --   (5,943)           (5,943)    (5,943)
                                                                                        -------
      Comprehensive income.......................                                        92,790
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --               (769)     --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --                (17)     --        (17)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --      --        --     3,807                 --      --      3,807
                                                   -------    ----     -----    ------            -------  ------    -------
Consolidated balances, December 31, 2001.........  $12,822     241     5,915     6,074            389,308  34,297    448,657
                                                   =======    ====     =====    ======            =======  ======    =======

--------------------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                                Years Ended December 31,
                                                                                               --------------------------
                                                                                               2001       2000       1999
                                                                                               ----       ----       ----

     Unrealized gains (losses) arising during the year...................................    $10,298     3,780     (8,874)
     Less reclassification adjustment for gains included in net income...................     12,169       109        514
                                                                                             -------     -----     ------
     Unrealized (losses) gains on investment securities..................................    $(1,871)    3,671     (9,388)
                                                                                             =======     =====     ======

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars expressed in thousands)

                                                                                       Years ended December 31,
                                                                                  --------------------------------
                                                                                     2001       2000        1999
                                                                                     ----       ----        ----

Cash flows from operating activities:
     Net income...............................................................   $   64,514     56,107       44,178
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
          Cumulative effect of change in accounting principle, net of tax.....        1,376         --           --
          Depreciation and amortization of bank premises and equipment........       12,713      9,536        7,609
          Amortization, net of accretion......................................       11,203      8,370       12,632
          Originations and purchases of loans held for sale...................   (1,524,156)  (532,178)    (452,941)
          Proceeds from sales of loans held for sale..........................    1,348,772    413,247      507,077
          Provision for loan losses...........................................       23,510     14,127       13,073
          Provision for income taxes..........................................       30,048     34,482       26,313
          Payments of income taxes............................................      (19,297)   (10,525)     (23,904)
          Decrease (increase) in accrued interest receivable..................       11,513     (7,338)      (3,164)
          Interest accrued on liabilities.....................................      191,014    187,679      158,701
          Payments of interest on liabilities.................................     (199,739)  (177,764)    (154,056)
          Gain on mortgage loans sold and held for sale.......................      (14,983)    (7,806)      (6,909)
          Gain on sale of credit card portfolio, net of expenses..............       (1,853)        --           --
          Net gain on sales of available-for-sale securities..................      (18,722)      (168)        (791)
          Gain on sales of branches, net of expenses..........................           --     (1,355)      (4,406)
          Gain on derivative instruments, net.................................      (18,583)        --           --
          Other operating activities, net.....................................        4,690     (3,978)       8,330
          Minority interest in income of subsidiary...........................        2,629      2,046        1,660
                                                                                 ----------   --------    ---------
               Net cash (used in) provided by operating activities............      (95,351)   (15,518)     133,402
                                                                                 ----------   --------    ---------

Cash flows from investing activities:
     Cash received (paid) for acquired entities, net of
       cash and cash equivalents received (paid)..............................        6,351    (86,106)     (15,961)
     Proceeds from sales of investment securities.............................       85,824     46,279       63,938
     Maturities of investment securities available for sale...................      762,548    347,642      350,940
     Maturities of investment securities held to maturity.....................        4,292      1,169        2,708
     Purchases of investment securities available for sale....................     (822,593)  (289,875)    (288,023)
     Purchases of investment securities held to maturity......................         (750)    (3,806)      (2,627)
     Proceeds from terminations of derivative instruments.....................       22,203         --           --
     Net increase in loans....................................................       (6,252)  (339,575)    (268,238)
     Recoveries of loans previously charged-off...............................        9,469      9,842        9,281
     Purchases of bank premises and equipment.................................      (36,452)   (30,856)     (17,099)
     Other investing activities...............................................         (331)     5,052          (10)
                                                                                 ----------   --------    ---------
               Net cash provided by (used in) investing activities............       24,309   (340,234)    (165,091)
                                                                                 ----------   --------    ---------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.......................      299,466    155,058      (72,895)
     (Decrease) increase in time deposits.....................................     (254,748)   129,008      144,499
     Repayments of Federal Home Loan Bank advances............................       (5,000)        --      (50,000)
     Increase (decrease) in federal funds purchased...........................       70,000    (27,100)          --
     Increase in securities sold under agreements to repurchase...............        8,438     52,015        2,223
     Advances drawn on note payable...........................................       69,500    137,000       32,000
     Repayments of note payable...............................................     (125,000)  (118,000)     (18,048)
     Proceeds from issuance of guaranteed preferred subordinated debentures...       55,200     55,050           --
     Sale of branch deposits..................................................           --        892      (49,172)
     Payment of preferred stock dividends.....................................         (786)      (786)        (786)
     Other financing activities, net..........................................       (2,433)        --           --
                                                                                 ----------   --------    ---------
               Net cash provided by (used in) financing activities............      114,637    383,137      (12,179)
                                                                                 ----------   --------    ---------
               Net increase (decrease) in cash and cash equivalents...........       43,595     27,385      (43,868)
Cash and cash equivalents, beginning of year..................................      198,279    170,894      214,762
                                                                                 ----------   --------    ---------
Cash and cash equivalents, end of year........................................   $  241,874    198,279      170,894
                                                                                 ==========   ========    =========

Noncash investing and financing activities:
     Reduction of deferred tax asset valuation reserve........................   $    4,971      1,267           --
     Loans transferred to other real estate...................................        3,493      1,761        4,039
     Loans exchanged for and transferred to available-for-sale
       investment securities..................................................           --     37,634           --
     Loans held for sale exchanged for and transferred
       to available-for-sale investment securities............................           --     19,805        3,985
     Loans held for sale transferred to loans.................................       38,343     72,847       32,982
                                                                                 ==========   ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the significant accounting policies followed by First Banks, Inc. and subsidiaries (First Banks or the Company):

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

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 and 1999 amounts have been made to conform with the 2001 presentation.
         First Banks operates through its subsidiary bank holding companies and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         Union Financial Group, Ltd., headquartered  in  Swansea, Illinois (UFG)
            and its wholly owned subsidiary:
              First Bank, headquartered in St. Louis County, Missouri
                (First Bank);
         First  Capital  Group, Inc., headquartered  in  Albuquerque, New Mexico
            (FCG);
         First Banks America, Inc., headquartered  in  San Francisco, California
            (FBA) and its wholly owned subsidiaries:
              The San Francisco Company, headquartered in San Francisco,
                California (SFC), and its wholly owned subsidiary:
                   First Bank & Trust, headquartered in San Francisco,
                      California (FB&T).

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 83.37% owned by First Banks at December 31, 1999. On October 31, 2000, FBA issued 6,530,769 shares of its common stock to First Banks in conjunction with FBA's acquisition of First Bank & Trust, a wholly owned subsidiary of First Banks. This transaction increased First Banks' ownership interest in FBA to approximately 92.82%. On October 31, 2001, FBA issued 803,757 shares of its common stock to First Banks in conjunction with FBA's acquisition of BYL Bancorp. First Banks owned 93.69% of FBA at December 31, 2001.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
         The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $24.2 million and $22.3 million at December 31, 2001 and 2000, respectively.

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

         Loans Held for Portfolio. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method. Loans held for portfolio are stated at cost as First Banks has the ability and it is management's intention to hold them to maturity.
         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
         A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

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

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of the loans held for portfolio and held for sale, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First Banks to increase its allowance for loan losses based on their judgment about information available to them at the time of their examination.

         Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.
         On January 1, 2001, First Banks implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in an increase in derivative instruments of $12.5 million, an increase in deferred tax liabilities of $5.1 million and an increase in other comprehensive income of $9.1 million. In addition, First Banks recorded a cumulative effect of change in accounting principle of $1.4 million, net of taxes of $741,000, as a reduction of net income.

         First Banks utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate risk exposure. First Banks' accounting policies for derivative instruments and hedging activities under SFAS 133, as amended, are as follows:

         >> Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each monthly measurement date. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged. In the event of early termination, the net proceeds received or paid on the interest rate swap agreements are recognized immediately in noninterest income.

         >> Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a monthly basis. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability. In the event of early termination, the net proceeds received or paid are recognized immediately in noninterest income. The cumulative change in the fair value of the underlying hedged item is deferred and amortized or accreted to noninterest income over the weighted average life of the related asset or liability. If, however, the underlying hedged item is repaid, the cumulative change in the fair value of the underlying hedged item is recognized immediately in noninterest income.

         >> Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

         >> Interest Rate Lock Commitments. Commitments to originate loans (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Changes in the fair value are recognized in noninterest income on a monthly basis.

         >> Forward Contracts to Sell Mortgage-Backed Securities. Forward commitments to sell mortgage-backed securities are recorded at fair value. Changes in the fair value of forward contracts to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

         Prior to the implementation of SFAS 133, interest rate swap, floor and cap agreements were accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements were amortized over the life of the agreements using the straight-line method. In the event of early termination of the derivative financial instruments, the net proceeds received or paid were deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying asset or liability was repaid, then the gains or losses on the agreements were recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid are included in derivative instruments in the accompanying consolidated balance sheets.
         In addition, interest rate lock commitments represented off-balance-sheet items and, therefore, were not reflected in the consolidated balance sheets. Gains and losses on forward contracts to sell mortgage-backed securities, which qualified as hedged, were deferred. The net unamortized balance of such deferred gains and losses was applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

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

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired and core deposit intangibles. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which range from 10 to 15 years. The core deposit intangibles are amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at seven years. First Banks reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset may not be recoverable. First Banks measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, First Banks recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. As such adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

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

         Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in the tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
         First Banks, Inc. and its eligible subsidiaries file a consolidated federal income tax return and unitary or consolidated state income tax returns in all applicable states.

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

         Earnings Per Common Share. Basic earnings per share (EPS) are computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back: (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

(2)      ACQUISITIONS AND DIVESTITURES

         During the three years ended December 31, 2001, First Banks completed the following acquisitions:

                                                                              Total        Purchase        Excess
           Entity                                       Date                 Assets          Price          Cost
           ------                                       ----                 ------          -----          ----
                                                                               (dollars expressed in thousands)
   2001
   ----
     Union Financial Group, Ltd.
     Swansea, Illinois                            December 31, 2001       $ 360,000         26,700          11,500

     BYL Bancorp
     Orange, California                           October 31, 2001          281,500         49,000          19,000

     Charter Pacific Bank
     Agoura Hills, California                     October 16, 2001          101,500         18,900           6,300
                                                                          ---------       --------        --------
                                                                          $ 743,000         94,600          36,800
                                                                          =========       ========        ========
   2000
   ----
     The San Francisco Company
     San Francisco, California                    December 31, 2000       $ 183,800         62,200          16,300

     Millennium Bank
     San Francisco, California                    December 29, 2000         117,000         20,700           8,700

     Commercial Bank of San Francisco
     San Francisco, California                    October 31, 2000          155,600         26,400           9,300

     Bank of Ventura
     Ventura, California                           August 31, 2000           63,800         14,200           7,200

     First Capital Group, Inc.
     Albuquerque, New Mexico                      February 29, 2000          64,600         66,100           1,500

     Lippo Bank
     San Francisco, California                    February 29, 2000          85,300         17,200           4,800
                                                                          ---------       --------        --------
                                                                          $ 670,100        206,800          47,800
                                                                          =========       ========        ========
   1999
   ----
     Century Bank
     Beverly Hills, California                     August 31, 1999          156,000         31,500           4,500

     Redwood Bancorp
     San Francisco, California                      March 4, 1999           183,900         26,000           9,500
                                                                          ---------       --------        --------
                                                                          $ 339,900         57,500          14,000
                                                                          =========       ========        ========

         In addition to the acquisitions included in the table above, in September 1999, First Banks also completed one branch office purchase in Malibu, California. Furthermore, on January 15, 2002, First Banks completed its acquisition of Plains Financial Corporation, or PFC, and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association, Des Plaines, Illinois, in exchange for $36.5 million in cash. PFC operated a total of three banking facilities in Des Plaines, Illinois, and one banking facility in Elk Grove Village, Illinois. At the time of the transaction, PFC had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits.
         The aforementioned acquisition transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowings under First Banks' $120.0 million revolving credit agreement and the proceeds from the issuance of trust preferred securities. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.
         In April 2000, First Bank completed its divestiture of one branch office in central Illinois. In March and April 1999, First Bank completed its divestiture of seven branches in the northern and central Illinois market areas. For the years ended December 31, 2000 and 1999, these branch divestitures resulted in a reduction of the deposit base of approximately $8.8 million and $54.8 million, resulting in pre-tax gains of $1.4 million and $4.4 million, respectively.

(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2001 and 2000 were as follows:

                                                        Maturity
                                        ---------------------------------------
                                                                                    Total       Gross
                                                                          After     Amor-     Unrealized           Weighted
                                         1 Year       1-5       5-10       10       tized   --------------    Fair  Average
                                        or Less      Years      Years     Years     Cost    Gains   Losses   Value   Yield
                                        -------      -----      -----     -----     ----    -----   ------   -----   -----
                                                                     (dollars expressed in thousands)

 December 31, 2001:
    Carrying value:
       U.S. Treasury.................. $136,326         --         --         --  136,326       3      (39) 136,290  1.76%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........       88     21,650     18,224    262,846  302,808   2,422       --  305,230  6.00
              Other...................   22,284     99,353      6,612        974  129,223   2,235      (16) 131,442  4.58
       State and political
           subdivisions...............      317      1,191         46         --    1,554      --       --    1,554  3.92
       Corporate debt securities......       --      1,985         --         --    1,985     107       --    2,092  6.76
       Equity investments in other
          financial institutions
          (no stated maturity)........   15,916         --         --         --   15,916   2,171     (272)  17,815  8.55
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   16,043         --         --         --   16,043      --       --   16,043  6.49
                                       --------    -------     ------    -------  -------  ------   ------  -------
              Total................... $190,974    124,179     24,882    263,820  603,855   6,938     (327) 610,466  4.75
                                       ========    =======     ======    =======  =======  ======   ======  =======  ====

    Fair value:
       Debt securities................ $159,303    126,673     25,378    265,254
       Equity securities..............   33,858         --         --         --
                                       --------    -------     ------    -------
              Total................... $193,161    126,673     25,378    265,254
                                       ========    =======     ======    =======

    Weighted average yield............     3.25%      4.67%      5.76%      5.92%
                                       ========    =======     ======    =======

 December 31, 2000:
    Carrying value:
       U.S. Treasury.................. $ 89,229        801         --         --   90,030      30      (37)  90,023  5.85%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........    1,078     29,625     12,472    159,143  202,318     826     (160) 202,984  7.02
              Other...................   22,059    151,242     10,131     20,256  203,688   2,028   (1,521) 204,195  6.70
       Corporate debt securities......      912      1,961         --        500    3,373      --      (20)   3,353  7.65
       Equity investments in other
          financial institutions
          (no stated maturity)........   11,299         --         --         --   11,299   8,121     (369)  19,051  7.98
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   19,780         --         --         --   19,780      --       --   19,780  6.69
                                       --------    -------     ------    -------  -------  ------   ------  -------
              Total................... $144,357    183,629     22,603    179,899  530,488  11,005   (2,107) 539,386  6.60
                                       ========    =======     ======    =======  =======  ======   ======  =======  ====

    Fair value:
       Debt securities................ $113,277    184,942     22,798    179,538
       Equity securities..............   38,831         --         --         --
                                       --------    -------     ------    -------
              Total................... $152,108    184,942     22,798    179,538
                                       ========    =======     ======    =======

    Weighted average yield............     6.19%      6.73%      6.89%      7.09%
                                       ========    =======     ======    =======


         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2001 and 2000 were as follows:


                                                    Matuity
                                        ----------------------------------------    Total        Gross
                                                                          After     Amor-      Unrealized           Weighted
                                        1 Year        1-5       5-10       10       tized    --------------  Fair   Average
                                        or Less      Years      Years     Years     Cost     Gains   Losses  Value   Yield
                                        -------      -----      -----     -----     ----     -----   ------  -----   -----
                                                                     (dollars expressed in thousands)
 December 31, 2001:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --      4,051    4,051      67      (10)   4,108   6.83%
       State and political
         subdivisions.................    1,943      8,802      5,806         --   16,551     300     (147)  16,704   4.93
                                       --------    -------     ------    -------   ------   -----   ------   ------
                Total................. $  1,943      8,802      5,806      4,051   20,602     367     (157)  20,812   5.25
                                       ========    =======     ======    =======   ======   =====   ======   ======   ====

    Fair value:
       Debt securities................ $  1,930      9,071      5,703      4,108
                                       ========    =======     ======    =======

    Weighted average yield............     4.58%      4.98%      4.98%      6.83%
                                       ========    =======     ======    =======


 December 31, 2000:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --      5,130    5,130       3      (63)   5,070   6.72%
       State and political
         subdivisions.................      950     11,692      5,896        270   18,808     419       --   19,227   5.03
       Other..........................      210         --         --         --      210      --       --      210   6.90
                                       --------    -------     ------    -------   ------   -----   ------   ------
                Total................. $  1,160     11,692      5,896      5,400   24,148     422      (63)  24,507   5.33
                                       ========    =======     ======    =======   ======   =====   ======   ======   ====

    Fair value:
       Debt securities................ $  1,167     11,854      6,124      5,362
                                       ========    =======     ======    =======

    Weighted average yield............     4.64%      4.98%      5.16%      6.74%
                                       ========    =======     ======    =======

         Proceeds from sales of available-for-sale investment securities were $85.8 million, $46.3 million and $63.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of $19.1 million, $565,000 and $791,000 were realized on these sales during the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses of $384,000 and $396,000 were realized on these sales during the years ended December 31, 2001 and 2000, respectively. There were no losses realized on these sales in 1999.
         Proceeds from calls of investment securities were $121.8 million, $111,000 and $20,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of $6,800 and $300 were realized on these called securities during the years ended December 31, 2001 and 2000, respectively. There were no gross gains on called securities in 1999. Gross losses of $1,400, $1,800 and $1,200 were realized on these called securities during the years ended December 31, 2001, 2000 and 1999, respectively.
         The Subsidiary Banks maintain investments in the Federal Home Loan Bank
(FHLB) and/or the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. First Bank and FB&T are members of the FHLB system. The investment in FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. First Bank is a member of the FRB system.
         Investment securities with a carrying value of approximately $300.0 million and $180.5 million at December 31, 2001 and 2000, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                    2001        2000        1999
                                                                                    ----        ----        ----
                                                                                  (dollars expressed in thousands)

               Balance, beginning of year.....................................   $ 81,592      68,611       60,970
               Acquired allowances for loan losses............................     14,046       6,062        3,008
                                                                                 --------    --------    ---------
                                                                                   95,638      74,673       63,978
                                                                                 --------    --------    ---------
               Loans charged-off..............................................    (31,453)    (17,050)     (17,721)
               Recoveries of loans previously charged-off.....................      9,469       9,842        9,281
                                                                                 --------    --------    ---------
                  Net loans charged-off.......................................    (21,984)     (7,208)      (8,440)
                                                                                 --------    --------    ---------
               Provision charged to operations................................     23,510      14,127       13,073
                                                                                 --------    --------    ---------
               Balance, end of year...........................................   $ 97,164      81,592       68,611
                                                                                 ========    ========    =========

         At December 31, 2001 and 2000, First Banks had $67.3 million and $53.2 million of impaired loans, including $65.3 million and $50.2 million, respectively, of loans on nonaccrual status. At December 31, 2001 and 2000, impaired loans also include $2.0 million and $3.0 million, respectively, of restructured loans. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $8.2 million, $5.8 million and $5.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Of these amounts, $2.9 million, $1.9 million and $2.7 million was actually recorded as interest income on such loans in 2001, 2000 and 1999, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $16.5 million and $10.3 million at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans was $62.4 million, $45.1 million and $46.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $5.8 million, $2.2 million and $2.8 million in 2001, 2000 and 1999, respectively.
         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2001 and 2000, approximately 92% and 91% of the total loan portfolio, respectively, and 80% and 83% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.
         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 67% and 65% of the loan portfolio at December 31, 2001 and 2000, of which 28% and 26%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit.
         First Banks is, in general, a secured lender. At December 31, 2001 and 2000, 96% of the loan portfolio was secured. Collateral is required in
accordance   with  the  normal   credit   evaluation   process  based  upon  the
creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The use of such derivative financial instruments is limited to reducing First Banks' interest rate exposure. Derivative financial instruments held by First Banks for purposes of managing interest rate risk are summarized as follows:

                                                                            December 31,
                                                          ------------------------------------------------
                                                                 2001                        2000
                                                          ----------------------    ----------------------
                                                          Notional      Credit      Notional      Credit
                                                           Amount      Exposure      Amount      Exposure
                                                                  (dollars expressed in thousands)
         Cash flow hedges..............................   $900,000      1,764      1,055,000       3,449
         Fair value hedges.............................    200,000      6,962         50,000         758
         Interest rate floor agreements................         --         --         35,000           6
         Interest rate cap agreements..................    450,000      2,063        450,000       3,753
         Interest rate lock commitments................     88,000         --          4,100          --
         Forward commitments to sell
              mortgage-backed securities...............    209,000         --         32,000          --
                                                          ========      =====      =========      ======

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of First Banks' credit exposure through its use of these instruments. The credit exposure represents the accounting loss First Banks would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         During 2001 and 1999, First Banks realized net interest income on derivative financial instruments of $23.4 million and $430,000, respectively, in comparison to net interest expense of $4.7 million in 2000. In addition, First Banks realized a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $18.6 million for the year ended December 31, 2001.

         Cash Flow Hedges
         Previously, First Banks utilized interest rate swap agreements to extend the repricing characteristics of certain interest-bearing liabilities to more closely correspond with its assets, with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements were terminated prior to 1998. The net interest expense associated with these agreements, consisting primarily of amortization of deferred losses, was $5.7 million for the year ended December 31, 1999. There were no remaining unamortized deferred losses on the terminated swap agreements at December 31, 1999.
         First Banks entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for First Banks to pay quarterly and receive payment semiannually. In June 2001 and November 2001, First Banks terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. In conjunction with these terminations, First Banks recorded pre-tax gains of $2.8 million and $1.7 million, respectively.

         >> During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In April 2001, First Banks terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, First Banks recorded a pre-tax gain of $985,000.

         >> During September 2000, March 2001 and April 2001, First Banks entered into $600.0 million, $200.0 million, and $175.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of these swap agreements, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. First Banks recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by First Banks under the remaining swap agreements was $2.9 million at December 31, 2001, and the amount payable by First Banks under the swap agreements was $1.1 million at December 31, 2001. The amount receivable and payable by First Banks under the swap agreements was $1.2 million at December 31, 2000.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2001 and 2000 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                 --------------   -----------     -------------    ----------
                                                                      (dollars expressed in thousands)
         December 31, 2001:
             September 20, 2004.......................  $  600,000          2.05%             6.78%        $ 40,980
             March 21, 2005...........................     200,000          1.93              5.24            4,951
             April 2, 2006............................     100,000          1.93              5.45            2,305
                                                        ----------                                         --------
                                                        $  900,000          2.01              6.29         $ 48,236
                                                        ==========          ====              ====         ========
         December 31, 2000:
             September 27, 2001.......................  $  175,000          6.80%             6.14%        $     65
             June 11, 2002............................      15,000          6.80              6.00                7
             September 16, 2002.......................     195,000          6.80              5.36           (1,776)
             September 18, 2002.......................      70,000          6.80              5.33             (690)
             September 20, 2004.......................     600,000          6.80              6.78           16,869
                                                        ----------                                         --------
                                                        $1,055,000          6.80              5.92         $ 14,475
                                                        ==========          ====              ====         ========

         Fair Value Hedges
         First Banks entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During September 2000, First Banks entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million notional amount of five and one-half year interest rate swap agreements that provided for First Banks to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The terms of the swap agreements provided for First Banks to pay interest on a quarterly basis and receive interest on either a semiannual basis or an annual basis. In September 2001, the one-year interest rate swap agreements matured, and First Banks terminated the five and one-half year interest rate swap agreements because the underlying interest-bearing liabilities had either matured or been called by their respective counterparties. There was no gain or loss recorded as a result of the terminations.

         >> During January 2001, First Banks entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The amount receivable and payable by First Banks under the swap agreements was $5.2 million and $1.2 million at December 31, 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as fair value hedges as of December 31, 2001 and 2000 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                  -----------     -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             January 9, 2004..........................    $ 50,000          2.48%             5.37%        $ 1,761
             January 9, 2006..........................     150,000          2.48              5.50           3,876
                                                          --------                                         -------
                                                          $200,000          2.48              5.47         $ 5,637
                                                          ========          ====              ====         =======
         December 31, 2000:
             September 13, 2001.......................    $ 12,500          6.56%             6.80%        $    42
             September 21, 2001.......................      12,500          6.47              6.60              43
             March 13, 2006...........................      12,500          6.47              7.25               5
             March 22, 2006...........................      12,500          6.39              7.20               6
                                                          --------                                         -------
                                                          $ 50,000          6.47              6.96         $    96
                                                          ========          ====              ====         =======

         Interest Rate Floor Agreements
         During January 2001 and March 2001, First Banks entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, First Banks terminated these interest rate floor agreements in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. In conjunction with the termination, First Banks recorded a pre-tax adjustment of $4.0 million representing a decline in the fair value from the previous month-end measurement date. These agreements provided net interest income of $2.1 million for the year ended December 31, 2001.

         Interest Rate Cap Agreements
         In conjunction with the interest rate swap agreements entered into in September 2000, First Banks also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2001 and 2000, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $2.1 million and $3.8 million, respectively.

         Pledged Collateral
         At December 31, 2001 and 2000, First Banks had pledged investment securities available for sale with a carrying value of $1.1 and $8.6 million, respectively, in connection with the interest rate swap agreements. In addition, at December 31, 2001 and 2000, First Banks had accepted, as collateral in connection with the interest rate swap agreements, cash of $4.9 million and $400,000, respectively, and investment securities with a fair value of $53.9 million and $18.6 million, respectively. First Banks is permitted by contract to sell or repledge the collateral accepted from counterparties; however, at December 31, 2001 and 2000, First Banks had not done so.

         Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities
         Derivative financial instruments issued by First Banks consist of interest rate lock commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

 (6)     MORTGAGE BANKING ACTIVITIES

         At December 31, 2001 and 2000, First Banks serviced loans for others amounting to $1.07 billion and $957.2 million, respectively. Borrowers' escrow balances held by First Banks on such loans were $485,000 and $653,000 at December 31, 2001 and 2000, respectively.
         Changes in mortgage servicing rights, net of amortization, for the years ended December 31 were as follows:

                                                                                           2001         2000
                                                                                           ----         ----
                                                                                   (dollars expressed in thousands)

              Balance, beginning of year...........................................    $   7,048       8,665
              Originated mortgage servicing rights.................................        6,802       1,455
              Amortization.........................................................       (3,725)     (3,072)
                                                                                       ---------    --------
              Balance, end of year.................................................    $  10,125       7,048
                                                                                       =========    ========

         The fair value of mortgage servicing rights was $15.8 million and $13.0 million at December 31, 2001 and 2000, respectively.

(7)      BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December 31:

                                                                                           2001        2000
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Land.................................................................   $  22,063        18,266
              Buildings and improvements...........................................      87,372        66,474
              Furniture, fixtures and equipment....................................      95,626        66,460
              Leasehold improvements...............................................      28,400        23,794
              Construction in progress.............................................      13,865        15,655
                                                                                      ---------     ---------
                  Total............................................................     247,326       190,649
              Less accumulated depreciation and amortization.......................      97,722        75,878
                                                                                      ---------     ---------
                  Bank premises and equipment, net.................................   $ 149,604       114,771
                                                                                      =========     =========

         Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 totaled $12.7 million, $9.5 million and $7.6 million, respectively.
         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $12.9 million, $10.7 million and $7.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)
              Year ending December 31:
                  2002...................................................................    $  8,681
                  2003...................................................................       7,760
                  2004...................................................................       5,880
                  2005...................................................................       5,058
                  2006...................................................................       4,137
                  Thereafter.............................................................      22,385
                                                                                             --------
                      Total future minimum lease payments................................    $ 53,901
                                                                                             ========

         First Banks leases to unrelated parties a portion of its banking facilities. Total rental income was $4.8 million, $2.6 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(8)      SHORT-TERM BORROWINGS

         Short-term borrowings were comprised of the following at December 31:

                                                                                           2001        2000
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Securities sold under agreements to repurchase.......................    $ 142,534     125,025
              Federal funds purchased..............................................       70,000          --
              FHLB borrowings......................................................       30,600      15,544
                                                                                       ---------    --------
                  Total short-term borrowings......................................    $ 243,134     140,569
                                                                                       =========    ========

         The average balance of short-term borrowings was $158.0 million and $106.1 million, respectively, and the maximum month-end balance of short-term borrowings was $243.1 million and $158.4 million, respectively, for the years ended December 31, 2001 and 2000. The average rates paid on short-term borrowings during the years ended December 31, 2001, 2000 and 1999 were 3.70%, 5.54% and 4.83%, respectively. The assets underlying the securities sold under agreements to repurchase and FHLB borrowings are under First Banks' physical control.

(9)      NOTE PAYABLE

         First Banks has a $120.0 million revolving line of credit with a group of unaffiliated banks (Credit Agreement). The Credit Agreement, dated August 23, 2001, replaced a similar revolving credit agreement dated August 24, 2000. Interest under the Credit Agreement is payable on a monthly basis at the lead bank's corporate base rate or, at the option of First Banks, is payable at the

Eurodollar Rate plus a margin based upon the outstanding loans and First Banks' profitability. The interest rate for borrowings under the Credit Agreement was 2.94% at December 31, 2001, and was based on the applicable Eurodollar Rate plus a margin of 1.00%. Amounts may be borrowed under the Credit Agreement until August 23, 2002, at which time the principal and accrued interest is due and payable.
         Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of FBA and First Bank, and a $100.0 million intercompany promissory note receivable due from FBA. Under the Credit Agreement, there were outstanding borrowings of $27.5 million at December 31, 2001. At December 31, 2000, there were outstanding borrowings of $83.0 million under the previous credit agreement.
         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and each of the Subsidiary Banks, certain maximum nonperforming assets ratios for First Banks and each of the Subsidiary Banks and a minimum return on assets ratio for First Banks and the Subsidiary Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 2001 and 2000, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements of the respective credit agreements.
         The average balance and maximum month-end balance of advances outstanding under the Credit Agreement during the years ended December 31 were as follows:

                                                                                       2001          2000
                                                                                       ----          ----
                                                                                 (dollars expressed in thousands)

         Average balance...........................................................  $ 41,590       51,897
         Maximum month-end balance.................................................    66,500       83,000
                                                                                     ========       ======

         The average  rates paid on the  outstanding  advances  during the years
ended  December  31,  2001,   2000  and  1999  were  6.32%,   7.66%  and  6.44%,
respectively.

(10)     GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions are met. The subordinated debentures are the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $83.1 million. Distributions on First Preferred I's preferred securities, which are payable quarterly in arrears, were $8.0 million for the years ended December 31, 2001, 2000 and 1999.
         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The subordinated debentures are the sole asset of FACT. In connection with the issuance of the FACT preferred securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT preferred securities. FBA's proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT preferred securities, which are payable quarterly in arrears, were $4.0 million for years ended December 31, 2001, 2000 and 1999, respectively.
         In October 2000, First Preferred Capital Trust II (First Preferred II), a newly formed Delaware business trust subsidiary of First Banks, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date may be shortened to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of First

Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $55.1 million. Distributions on First Preferred II's preferred securities, which are payable quarterly in arrears, were $6.0 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively.
         On November 15, 2001, First Preferred Capital Trust III (First Preferred III), a newly formed Delaware business trust subsidiary of First Banks, issued 2.2 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 68,290 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred III's common securities. The gross proceeds of the offering were used by First Preferred III to purchase $56.9 million of 9.00% subordinated debentures from First Banks, maturing on September 30, 2031. The maturity date may be shortened to a date not earlier than September 30, 2006, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred III. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred III under the First Preferred III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred III, net of underwriting fees and offering expenses, were $52.9 million. Distributions on First Preferred III's preferred securities, which are payable quarterly in arrears, were $634,000 for the year ended December 31, 2001.
         The distributions payable on all issues of First Banks' and FBA's trust preferred securities are included in noninterest expense in the consolidated statements of income.

(11)     INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                                   2001        2000      1999
                                                                                   ----        ----      ----
                                                                                (dollars expressed in thousands)
              Current income tax expense:
                  Federal....................................................     $22,252     28,215    19,731
                  State......................................................       1,583      2,731     2,247
                                                                                  -------     ------    ------
                                                                                   23,835     30,946    21,978
                                                                                  -------     ------    ------
              Deferred income tax expense:
                  Federal....................................................      13,691      4,001     5,056
                  State......................................................         626        (60)       14
                                                                                  -------     ------    ------
                                                                                   14,317      3,941     5,070
                                                                                  -------     ------    ------
              Reduction in deferred valuation allowance......................      (8,104)      (405)     (735)
                                                                                  -------     ------    ------
                      Total..................................................     $30,048     34,482    26,313
                                                                                  =======     ======    ======


         The  effective  rates of  federal  income  taxes  for the  years  ended
December 31 differ from statutory rates of taxation as follows:

                                                                             Years Ended December 31,
                                                             --------------------------------------------------------
                                                                   2001                 2000                1999
                                                             ----------------     ----------------   -----------------
                                                             Amount   Percent     Amount   Percent   Amount    Percent
                                                             ------   -------     ------   -------   ------    -------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes,
           minority interest in income
           of subsidiary and cumulative effect of
           change in accounting principle...............    $98,567              $92,635            $ 72,151
                                                            =======              =======            ========
         Provision for income taxes calculated
           at federal statutory income tax rates........    $34,498     35.0%    $32,422    35.0%   $ 25,253     35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................       (539)    (0.5)       (587)   (0.6)       (439)    (0.6)
           State income taxes...........................      1,436      1.5       1,736     1.8       1,470      2.0
           Amortization of intangibles associated
               with the purchase of subsidiaries........      2,827      2.9       1,567     1.7       1,261      1.8
           Reduction in deferred valuation allowance....     (8,104)    (8.2)       (405)   (0.4)       (735)    (1.0)
           Other, net...................................        (70)    (0.2)       (251)   (0.3)       (497)    (0.7)
                                                            -------    -----     -------  ------    --------   ------
                 Provision for income taxes.............    $30,048     30.5%    $34,482    37.2%   $ 26,313     36.5%
                                                            =======    =====     =======  ======    ========   ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                        2001         2000
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Net operating loss carryforwards................................    $ 44,100      47,043
                  Allowance for loan losses.......................................      36,000      29,965
                  Alternative minimum tax credits.................................       2,841       3,319
                  Disallowed losses on investment securities......................       1,287       3,197
                  Quasi-reorganization adjustment of bank premises................       1,176       1,226
                  Interest on non-accrual loans...................................       2,084       1,673
                  Mortgage servicing rights.......................................       4,161       1,547
                  Other real estate...............................................         184          65
                  Other...........................................................       2,713       2,996
                                                                                      --------    --------
                      Gross deferred tax assets...................................      94,546      91,031
                  Valuation allowance.............................................          --     (13,075)
                                                                                      --------    --------
                      Deferred tax assets, net of valuation allowance.............      94,546      77,956
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       6,936       6,151
                  Net fair value adjustment for securities available for sale.....       2,314       3,258
                  Net fair value adjustment for derivative instruments............      16,883          --
                  Operating leases................................................       6,424       1,313
                  Deposit base premiums...........................................       2,777          --
                  Discount on loans...............................................       2,900       2,257
                  Equity investments in other financial institutions..............       3,656          --
                  FHLB stock dividends............................................         462         890
                  State taxes.....................................................         766         568
                  Other...........................................................         738         594
                                                                                      --------    --------
                      Deferred tax liabilities....................................      43,856      15,031
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 50,690      62,925
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax asset of $50.7 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $13.1 million for the year ended December 31, 2001. The decrease was comprised of the reversal of valuation allowances resulting from the utilization of net operating losses and the reversal of the valuation allowances due to management's expectation of future taxable income sufficient to realize the net deferred assets of $50.7 million.
         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                                       2001       2000       1999
                                                                                       ----       ----       ----
                                                                                    (dollars expressed in thousands)

              Balance, beginning of year.........................................    $ 13,075     14,746     17,179
              Current year deferred provision, change in
                  deferred tax valuation allowance...............................      (8,104)      (405)      (735)
              Reduction attributable to utilization of deferred tax assets:
                 Adjustment to capital surplus...................................      (4,971)        --       (811)
                 Adjustment to intangibles associated with the
                    purchase of subsidiaries.....................................          --     (1,266)      (887)
                                                                                     --------    -------    -------
              Balance, end of year...............................................    $     --     13,075     14,746
                                                                                     ========    =======    =======

         The valuation allowance for deferred tax assets at December 31, 1999 included $1.3 million that was recognized in 2000 and credited to intangibles associated with the purchase of subsidiaries. In addition, the valuation allowance for deferred tax assets at December 31, 2000 included $5.0 million which was credited to capital surplus in 2001 under the terms of the quasi-reorganizations implemented for FBA and First Commercial Bancorp, Inc. as of December 31, 1994 and 1996, respectively.

         At December 31, 2001 and 2000, the accumulation of prior years' earnings representing tax bad debt deductions were approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank and FB&T would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
         At December 31, 2001 and 2000, for federal income taxes purposes, First Banks had net operating loss carryforwards of approximately $126.0 million and $134.4 million, respectively. The net operating loss carryforwards for First Banks expire as follows:

                                               (dollars expressed in thousands)

          Year ending December 31:
              2002.....................................   $   1,362
              2003.....................................       1,854
              2004.....................................       2,407
              2005.....................................      16,523
              2006.....................................       3,461
              2007 - 2020..............................     100,392
                                                          ---------
                  Total................................   $ 125,999
                                                          =========

(12)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)
     Year ended December 31, 2001:
         Basic EPS - income before cumulative effect.....................    $  65,104         23,661       $2,751.54
         Cumulative effect of change in accounting principle,
           net of tax....................................................       (1,376)            --          (58.16)
                                                                             ---------        -------       ---------
         Basic EPS - income available to common stockholders.............       63,728         23,661       $2,693.38
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769            893          (66.61)
                                                                             ---------        -------       ---------
         Diluted EPS - income available to common stockholders...........    $  64,497         24,554       $2,626.77
                                                                             =========        =======       =========


     Year ended December 31, 2000:
         Basic EPS - income available to common stockholders.............    $  55,321         23,661       $2,338.04
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,076          (70.63)
                                                                             ---------        -------       ---------
         Diluted EPS - income available to common stockholders...........    $  56,090         24,737       $2,267.41
                                                                             =========        =======       =========

     Year ended December 31, 1999:
         Basic EPS - income available to common stockholders.............    $  43,392         23,661       $1,833.91
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          1,212          (58.44)
                                                                             ---------        -------       ---------
         Diluted EPS - income available to common stockholders...........    $  44,161         24,873       $1,775.47
                                                                             =========        =======       =========

(13)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters in credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully discussed in Note 5 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.

         Commitments to extend credit at December 31 were as follows:
                                                                                              December 31,
                                                                                              ------------
                                                                                            2001         2000
                                                                                            ----         ----
                                                                                   (dollars expressed in thousands)

              Commitments to extend credit..........................................   $ 1,723,568    1,484,278
              Commercial and standby letters of credit..............................       137,345       94,802
                                                                                       -----------     --------
                                                                                       $ 1,860,913    1,579,080
                                                                                       ===========    =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.
         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, First Banks typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary.

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

         The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                        2001                          2000
                                                              -------------------------     ------------------------
                                                              Carrying        Estimated     Carrying       Estimated
                                                                Value        Fair Value       Value       Fair Value
                                                                -----        ----------       -----       ----------
                                                                            (dollars expressed in thousands)
     Financial Assets:
       Cash and cash equivalents..........................   $  241,874        241,874       198,279         198,279
       Investment securities:
         Available for sale...............................      610,466        610,466       539,386         539,386
         Held to maturity.................................       20,602         20,812        24,148          24,507
       Net loans..........................................    5,311,705      5,346,853     4,670,673       4,694,594
       Derivative instruments.............................       54,889         54,889         3,759          16,208
       Accrued interest receivable........................       37,349         37,349        45,226          45,226
       Forward contracts to sell
         mortgage-backed securities.......................          545            545            --            (202)
                                                             ==========      =========     =========       =========

     Financial Liabilities:
       Deposits:
         Demand:
           Non-interest-bearing...........................   $  921,455        921,455       808,251         808,251
           Interest-bearing...............................      629,015        629,015       448,146         448,146
         Savings and money market.........................    1,832,939      1,832,939     1,447,898       1,447,898
         Time deposits....................................    2,300,495      2,342,892     2,308,120       2,351,418
         Short-term borrowings............................      243,134        243,134       140,569         140,569
         Note payable.....................................       27,500         27,500        83,000          83,000
         Accrued interest payable.........................       16,006         16,006        23,227          23,227
         Interest rate lock commitments...................        1,048          1,048            --           4,183
         Guaranteed preferred beneficial interests
           in subordinated debentures.....................      235,881        256,278       182,849         185,608
                                                             ==========      =========     =========       =========
     Off-Balance Sheet - Credit commitments...............   $       --             --            --              --
                                                             ==========      =========     =========       =========

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

         Derivative instruments: The fair value of derivative instruments is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

         Forward contracts to sell mortgage-backed securities: The fair value of forward contracts to sell mortgage-backed securities is based upon quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio.

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

         Short-term borrowings, note payable, accrued interest payable and interest rate lock commitments: The carrying values reported in the consolidated balance sheets approximate fair value.

         Guaranteed preferred  beneficial interests in subordinated  debentures:
The fair value is based on quoted market prices.

Off-Balance-Sheet:

         Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments reported in the consolidated balance sheets approximates fair value.

(15)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer-matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation, not to exceed $10,500 for 2001. Total employer contributions under the plan were $1.3 million, $1.1 million and $863,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(16)     PREFERRED STOCK

         First Banks has two classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by First Banks at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve Board.
         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2001, 2000 and 1999.
         In addition to the Class A and Class B preferred stock, First Banks has three issues of trust preferred securities outstanding and FBA has one issue of trust preferred securities outstanding. The structure of the trust preferred securities, as further described in Note 10, satisfies the regulatory requirements for inclusion, subject to certain limitation, in First Banks' capital base.

(17)     TRANSACTIONS WITH RELATED PARTIES

         Outside of normal customer relationships, no directors or officers of First Banks, no stockholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with First Banks or its subsidiaries, other than that which arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.
         During 2001, 2000 and 1999, Tidal Insurance Limited (Tidal), a corporation owned indirectly by First Banks' Chairman and his adult children, received approximately $132,000, $212,000 and $316,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies are issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks are comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.
         During 2001, 2000 and 1999, First Securities America, Inc. (FSA), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $316,000, $235,000 and $194,000, respectively, in commissions and insurance premiums for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions FSA earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.
         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $3.0 million, $2.1 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.
         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and various related services to First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P., were $23.1 million, $19.3 million and $16.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, First Services, L.P. paid First Banks $2.0 million, $1.8 million and $1.2 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

(18)     CAPITAL STOCK OF FIRST BANKS AMERICA, INC.

         First Banks owned 2,500,000 shares of FBA's Class B common stock and 9,545,107 shares of FBA's common stock at December 31, 2001, representing 93.69% of FBA's outstanding voting stock. In comparison, First Banks owned 2,500,000 shares of FBA's Class B common stock and 8,741,350 shares of FBA's common stock at December 31, 2001, representing 92.86% of FBA's outstanding voting stock. The increase for 2001 is attributable to FBA's issuance of 803,757 shares of its common stock to First Banks in conjunction with FBA's purchase of BYL Bancorp on October 31, 2001. FBA's common stock is publicly traded on the New York Stock Exchange.

(19)     BUSINESS SEGMENT RESULTS

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


                                                        First Bank                               FB&T (1)
                                            ---------------------------------       ----------------------------------
                                             2001           2000         1999       2001           2000           1999
                                             ----           ----         ----       ----           ----           ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $  245,365       214,005     241,624        368,207     330,478      192,357
Loans, net of unearned discount.........   3,086,023     2,694,005   2,527,649      2,323,263   2,058,628    1,469,093
Total assets............................   3,707,081     3,152,885   3,028,046      3,057,920   2,733,545    1,854,827
Deposits................................   3,142,676     2,729,489   2,689,671      2,555,396   2,306,469    1,590,490
Stockholders' equity....................     321,336       273,848     263,466        398,713     333,186      204,617
                                          ==========    ==========   =========      =========   =========    =========

Income statement information:

Interest income.........................  $  236,889       247,290     221,195        208,291     176,902      132,407
Interest expense........................     111,410       115,421     105,231         78,547      71,167       51,544
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income................     125,479       131,869     115,964        129,744     105,735       80,863
Provision for loan losses...............      18,500        12,250       8,890          5,010       1,877        4,183
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income after
       provision for loan losses........     106,979       119,619     107,074        124,734     103,858       76,680
Noninterest income......................      53,623        32,152      32,260         27,469      12,343       10,774
Noninterest expense.....................     105,550        90,746      77,786         89,112      65,567       54,992
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income before provision for
       income taxes, minority interest
       in income of subsidiary and
       cumulative effect of change in
       accounting principle                   55,052        61,025      61,548         63,091      50,634       32,462
Provision for income taxes..............      19,246        20,889      20,811         16,972      20,064       12,353
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income before minority interest
       in income of subsidiary and
       cumulative effect of change
       in accounting principle..........      35,806        40,136      40,737         46,119      30,570       20,109
Minority interest in income
       of subsidiary....................          --            --          --             --          --           --
                                          ----------    ----------   ----------      --------   ---------    ---------
     Income before cumulative
       effect of change in
       accounting principle.............      35,806        40,136      40,737         46,119      30,570       20,109
Cumulative effect of change
     in accounting principle,
     net of tax.........................        (917)           --          --          (459)          --           --
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net income.........................  $   34,889        40,136      40,737         45,660      30,570       20,109
                                          ==========    ==========   =========      =========   =========    =========

------------------------
(1)  Includes BSF, which was acquired by FBA on December 31, 2000.
(2) Corporate and other includes $12.1 million, $8.6 million and $7.9 million of guaranteed preferred debentures expense, after applicable income tax benefit of $6.5 million, $4.6 million and $4.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                     Corporate, Other and
              Intercompany Reclassifications (2)                               Consolidated Totals
              ----------------------------------------             -------------------------------------------
               2001            2000              1999                2001             2000              1999
               ----            ----              ----                ----             ----              ----
                                               (dollars expressed in thousands)


             17,496            19,051          17,666               631,068           563,534          451,647
               (417)             (368)           (418)            5,408,869         4,752,265        3,996,324
             13,450            (9,739)        (15,126)            6,778,451         5,876,691        4,867,747
            (14,168)          (23,543)        (28,347)            5,683,904         5,012,415        4,251,814
           (271,392)         (254,188)       (173,178)              448,657           352,846          294,905
          =========         =========       =========            ==========         =========        =========


               (437)           (1,366)           (520)              444,743           422,826          353,082
              1,057             1,091           1,926               191,014           187,679          158,701
          ---------         ---------       ---------            ----------         ---------        ---------
             (1,494)           (2,457)         (2,446)              253,729           235,147          194,381
                 --                --              --                23,510            14,127           13,073
          ---------         ---------       ---------            ----------         ---------        ---------

             (1,494)           (2,457)         (2,446)              230,219           221,020          181,308
             17,517            (1,717)         (1,384)               98,609            42,778           41,650
             35,599            14,850          18,029               230,261           171,163          150,807
          ---------         ---------       ---------            ----------         ---------        ---------



            (19,576)          (19,024)        (21,859)               98,567            92,635           72,151
             (6,170)           (6,471)         (6,851)               30,048            34,482           26,313
          ---------         ---------       ---------            ----------         ---------        ---------



            (13,406)          (12,553)        (15,008)               68,519            58,153           45,838
              2,629             2,046           1,660                 2,629             2,046            1,660
          ---------         ---------       ---------            ----------         ---------        ---------

            (16,035)          (14,599)        (16,668)               65,890            56,107           44,178

                 --                --              --                (1,376)               --               --
          ---------         ---------       ---------            ----------         ---------        ---------
            (16,035)          (14,599)        (16,668)               64,514            56,107           44,178
          =========         =========       =========            ==========         =========        =========


(20)     REGULATORY CAPITAL

         First Banks and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, First Banks and the Subsidiary Banks were each well capitalized.
         As of December 31, 2001, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.
         At December 31, 2001 and 2000, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:


                                                                                                         To be Well
                                                               Actual                                 Capitalized Under
                                                          -----------------       For Capital         Prompt Corrective
                                                          2001         2000     Adequacy Purposes     Action Provisions
                                                          ----         ----     -----------------     -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.53        10.21%          8.0%                 10.0%
              First Bank..............................    10.14        10.71           8.0                  10.0
              FB&T....................................    11.27        10.58           8.0                  10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     7.57         7.56           4.0                   6.0
              First Bank..............................     8.89         9.46           4.0                   6.0
              FB&T....................................    10.02         9.32           4.0                   6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.24         7.45           3.0                   5.0
              First Bank..............................     8.67         8.49           3.0                   5.0
              FB&T....................................     9.47         9.27           3.0                   5.0

(21)     DISTRIBUTION OF EARNINGS OF THE SUBSIDIARY BANKS

         The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 9, as to the amount of dividends which are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $12.3 million at December 31, 2001, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

(22)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2001 and 2000, and condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999:


                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                        -----------------
                                                                                        2001         2000
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                   Assets
                                   ------

     Cash deposited in subsidiary banks...........................................   $    4,894       8,079
     Investment securities........................................................       17,497      14,309
     Investment in subsidiaries...................................................      594,152     461,753
     Advances to FBA..............................................................       71,000      98,000
     Other assets.................................................................       10,232      15,333
                                                                                     ----------    --------
           Total assets...........................................................   $  697,775     597,474
                                                                                     ==========    ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

     Note payable................................................................    $   27,500      83,000
     Subordinated debentures.....................................................       205,103     148,196
     Accrued expenses and other liabilities......................................        16,515      13,432
                                                                                     ----------    --------
           Total liabilities.....................................................       249,118     244,628
     Stockholders' equity........................................................       448,657     352,846
                                                                                     ----------    --------
           Total liabilities and stockholders' equity............................    $  697,775     597,474
                                                                                     ==========    ========



                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                                 -----------------------------
                                                                                  2001        2000        1999
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  53,500      43,000      25,250
       Management fees from subsidiaries..................................       20,443      17,325      12,977
       Gain on sale of securities.........................................       19,134          --          --
       Other..............................................................        6,008       1,956       1,313
                                                                              ---------      ------      ------
           Total income...................................................       99,085      62,281      39,540
                                                                              ---------      ------      ------
     Expense:
       Interest...........................................................        2,621       3,964       3,628
       Salaries and employee benefits.....................................       13,309      12,180       8,999
       Legal, examination and professional fees...........................        2,895       2,031       7,006
       Guaranteed preferred debentures....................................       15,138       9,547       8,330
       Other..............................................................       20,339       4,422       4,617
                                                                              ---------      ------      ------
           Total expense..................................................       54,302      32,144      32,580
                                                                              ---------      ------      ------
           Income before income tax benefit and equity
              in undistributed earnings of subsidiary.....................       44,783      30,137       6,960
     Income tax benefit...................................................       (2,418)     (3,922)     (5,649)
                                                                              ---------      ------      ------
           Income before equity in undistributed earnings of subsidiary...       47,201      34,059      12,609
     Equity in undistributed earnings of subsidiary.......................       17,313      22,048      31,569
                                                                              ---------      ------      ------
           Net income.....................................................    $  64,514      56,107      44,178
                                                                              =========      ======      ======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                           ------------------------------------
                                                                              2001          2000           1999
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................   $  64,514        56,107         44,178
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (70,730)      (64,937)       (56,676)
           Dividends from subsidiaries.................................      53,500        43,000         25,250
           Other, net..................................................      (3,875)          272          1,900
                                                                          ---------      --------        -------
              Net cash provided by operating activities................      43,409        34,442         14,652
                                                                          ---------      --------        -------

     Cash flows from investing activities:
       Increase in investment securities...............................      (9,382)         (860)          (100)
       Investment in common securities of First Preferred III and II...      (1,707)       (1,778)            --
       Acquisitions of subsidiaries....................................     (63,767)           --        (31,500)
       Capital contributions to subsidiaries...........................      (5,900)       (6,100)        (3,000)
       Return of subsidiary capital....................................          --            --         10,000
       Decrease (increase) in advances to subsidiary...................      27,000       (98,000)            --
       Other, net......................................................       6,540        (1,464)        (3,646)
                                                                          ---------      --------        -------
              Net cash used in investing activities....................     (47,216)     (108,202)       (28,246)
                                                                          ---------      --------        -------

     Cash flows from financing activities:
       (Decrease) increase in note payable.............................     (55,500)       19,000         13,952
       Proceeds from issuance of First Preferred III and II
         subordinated debentures.......................................      56,908        59,278             --
       Payment of preferred stock dividends............................        (786)         (786)          (786)
                                                                          ---------      --------        -------
              Net cash provided by financing activities................         622        77,492         13,166
                                                                          ---------      --------        -------
              Net (decrease) increase in cash and cash equivalents.....      (3,185)        3,732           (428)
     Cash deposited in subsidiary banks, beginning of year.............       8,079         4,347          4,775
                                                                          ---------      --------        -------
     Cash deposited in subsidiary banks, end of year...................   $   4,894         8,079          4,347
                                                                          =========      ========        =======

     Noncash investing activities:
       Cash paid for interest..........................................   $   2,676         4,117          3,420
       Reduction of deferred tax valuation reserve.....................         636            --            811
                                                                          =========      ========        =======

(23)     CONTINGENT LIABILITIES

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(24)     SUBSEQUENT EVENTS

         On January 15, 2002, First Banks completed its acquisition of Plains Financial Corporation (PFC) and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association (PlainsBank), Des Plaines, Illinois, in exchange for $36.5 million in cash. PFC operated a total of three banking facilities in Des Plaines, Illinois, and one banking facility in Elk Grove Village, Illinois. The acquisition was funded from borrowings under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, PFC had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $11.1 million and is not expected to be tax deductible. The excess of the cost over the fair value of the net assets acquired will not be amortized, but instead will be periodically tested for impairment in accordance with the requirements of SFAS 142. The core deposit intangibles were approximately $2.9 million and will be amortized over approximately seven years utilizing the straight-line method. PFC was merged with and into UFG, and PlainsBank was merged with and into First Bank.

                          INDEPENDENT AUDITORS' REPORT

[KPMG Logo]




The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                             /s/ KPMG LLP
                                             ------------


St. Louis, Missouri
March 15, 2002


                         DIRECTORS AND SENIOR MANAGEMENT

First Banks, Inc.

     James F. Dierberg                  Chairman of the Board and Chief Executive Officer
     Allen H. Blake                     Director, President, Chief Operating Officer, Chief Financial Officer and Secretary
     Donald W. Williams                 Director, Senior Executive Vice President and Chief Credit Officer
     Michael J. Dierberg                Director
     Gordon A. Gundaker                 Director,  President and Chief  Executive  Officer of Coldwell Banker  Gundaker,  St. Louis,
                                        Missouri
     Michael F. Hickey                  Executive Vice President and Chief Information Officer
     Terrance M. McCarthy               Executive Vice President
     Michael F. McWhortor               Executive Vice President - Banking Support
     David L. Steward                   Director,  Chairman  of the  Board,  President  and Chief  Executive  Officer  of World Wide
                                          Technology, Inc., St. Louis, Missouri
     Mark T. Turkcan                    Executive Vice President - Mortgage Banking
     Hal J. Upbin                       Director, Chairman of the Board, President and Chief Executive Officer of
                                        Kellwood Company, St. Louis, Missouri
     Lisa K. Vansickle                  Senior Vice President and Controller
     Douglas H. Yaeger                  Director,  Chairman  of the Board,  President  and Chief  Executive  Officer of Laclede  Gas
                                          Company, St. Louis, Missouri

First Banks America, Inc.

     James F. Dierberg                  Chairman of the Board, President and Chief Executive Officer
     Allen H. Blake                     Director, Executive Vice President, Chief Operating Officer, Chief Financial Officer and
                                          Secretary
     Charles A. Crocco, Jr.             Director, Counsel to the law firm of Crocco & De Maio, P.C., Mount Kisco, New York
     Albert M. Lavezzo                  Director,  President and Chief Executive Officer of the law firm of Favaro,  Lavezzo,  Gill,
                                          Caretti & Heppell, Vallejo, California
     Terrance M. McCarthy               Director and Executive Vice President
     Ellen D. Schepman                  Director, Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri
     Edward T. Story, Jr.               Director, President and Chief Executive Officer of SOCO International, plc, Comfort, Texas
     Donald W. Williams                 Executive Vice President and Chief Credit Officer

First Bank

     Donald W. Williams                 Chairman of the Board, President and Chief Executive Officer
     Douglas R. Distler                 Director, Senior Vice President and Regional President - Southern Illinois
     Michael F. Hickey                  Director, Executive Vice President and Chief Information Officer
     Michael F. McWhortor               Director, Executive Vice President - Banking Support
     Steven F. Schepman                 Director and Senior Vice President - Trust and Financial Services
     Mark T. Turkcan                    Director and Executive Vice President - Mortgage Banking
     Lisa K. Vansickle                  Director, Senior Vice President and Controller

First Bank & Trust

     Terrance M. McCarthy               Chairman of the Board, President and Chief Executive Officer
     Gilbert J. Dalmau                  Director and Regional President - Southern California
     Patrick S. Day                     Director, Senior Vice President and Senior Credit Officer - Northern California
     Michael J. Dierberg                Director and Regional President - Northern California
     Albert M. Lavezzo                  Director
     Kathryn L. Perrine                 Director, Senior Vice President and Chief Financial Officer
     David F. Weaver                    Director and Regional President - Texas Region

                              INVESTOR INFORMATION

         First Banks' Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed, in writing, to Lisa K. Vansickle, First Banks, Inc., 600 James S. McDonnell Boulevard, Mail Code - #014, Hazelwood, Missouri 63042.

FIRST BANKS, INC. PREFERRED SECURITIES

         The preferred securities of First Banks are traded on the Nasdaq National Market System with the ticker symbols "FBNKO" "FBNKN" and "FBNKM." As of March 22, 2002, there were approximately 420 record holders of First Preferred Capital Trust. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2001 and 2000 are summarized as follows:

                             FIRST PREFERRED CAPITAL TRUST (ISSUE DATE - FEBRUARY 1997) - FBNKO

                                                                       2001                2000           Dividend
                                                                  --------------      -------------
                                                                   High     Low       High      Low       Declared
                                                                   ----     ---       ----      ---     -------------
     First quarter............................................    $26.25   24.38     25.25     23.13      $ 0.578125
     Second quarter...........................................     27.35   25.00     26.00     23.50        0.578125
     Third quarter............................................     27.25   25.00     25.13     23.50        0.578125
     Fourth quarter...........................................     26.90   25.02     25.00     23.38        0.578125

                            FIRST PREFERRED CAPITAL TRUST II (ISSUE DATE - OCTOBER 2000) - FBNKN

                                                                 2001                              2000
                                                   ---------------------------------  -------------------------------
                                                                         Dividend                         Dividend
                                                     High       Low      Declared      High       Low     Declared
                                                     ----       ---    -------------   ----       ---   -------------
     First quarter................................  $27.75     26.38     $0.640000    $   --       --              --
     Second quarter...............................   27.40     26.25      0.640000        --       --              --
     Third quarter................................   28.50     26.95      0.640000        --       --              --
     Fourth quarter...............................   28.30     27.00      0.640000     27.00    25.13        0.504888

                           FIRST PREFERRED CAPITAL TRUST III (ISSUE DATE - NOVEMBER 2001) - FBNKM


                                                                        2001
                                                                   --------------        Dividend
                                                                   High       Low        Declared
                                                                   ----       ---        --------

     First quarter............................................    $   --       --        $       --
     Second quarter...........................................        --       --                --
     Third quarter............................................        --       --                --
     Fourth quarter...........................................     26.10    25.25          0.281250

For information concerning First Banks, please contact:

              Allen H. Blake                                     Lisa K. Vansickle
              President, Chief Operating Officer                 Senior Vice President and Controller
                and Chief Financial Officer                      600 James S. McDonnell Boulevard
              600 James S. McDonnell Boulevard                   Mail Code - #014
              Mail Code -  #014                                  Hazelwood, Missouri 63042
              Hazelwood, Missouri 63042                          Telephone - (314) 592-5000
              Telephone - (314) 592-5000

Transfer Agent:

              State Street Bank and Trust Company
              Corporate Trust Department
              P. O. Box 778
              Boston, Massachusetts 02102-0778
              Telephone - (800) 531-0368
              www.statestreet.com

                                                                    EXHIBIT 21.1

                                FIRST BANKS, INC.

                                  Subsidiaries


         The following is a list of our subsidiaries and the jurisdiction of incorporation or organization.


                                                                      Jurisdiction of Incorporation
                      Name of Subsidiary                                     of Organization
                      ------------------                              -----------------------------

              Union Financial Group, Ltd.                                       Delaware

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

                      FB Commercial Finance, Inc.                               Missouri

                      First Banc Mortgage, Inc.                                 Missouri

                      Missouri Valley Partners, Inc.                            Missouri

                      Star Lane Holdings Trust Statutory Trust                  Connecticut

                      Star Lane Trust                                           New York

              First Capital Group, Inc.                                         New Mexico

              First Banks America, Inc.                                         Delaware

                  The San Francisco Company                                     Delaware

                      First Bank & Trust                                        California

                           Bank of San Francisco Realty Investors, Inc.         California