Form 10-Q
period 2002-03-31
FIRST BANKS INC
filed 2002-05-13
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                                                    Shares outstanding
            Class                                    at April 30, 2002
            -----                                    -----------------

Common Stock, $250.00 par value                           23,661

                                                          FIRST BANKS, INC.

                                                          TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

     PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS - (UNAUDITED):

                  CONSOLIDATED BALANCE SHEETS.........................................................         1

                  CONSOLIDATED STATEMENTS OF INCOME...................................................         3

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME..........................................................         4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................         5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................         6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.........................................................        14

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................        25

     PART II.     OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................        26

     SIGNATURES.......................................................................................        27

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)


                                                                                         March 31,     December 31,
                                                                                           2002            2001
                                                                                           ----            ----


                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................    $   169,877         181,522
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          2,658           4,664
     Federal funds sold............................................................        123,308          55,688
                                                                                       -----------      ----------
               Total cash and cash equivalents.....................................        295,843         241,874
                                                                                       -----------      ----------

Investment securities:
     Available for sale, at fair value.............................................        619,435         610,466
     Held to maturity, at amortized cost (fair value of $22,338 and $20,812
       at March 31, 2002 and December 31, 2001, respectively)......................         21,727          20,602
                                                                                       -----------      ----------
               Total investment securities.........................................        641,162         631,068
                                                                                       -----------      ----------

Loans:
     Commercial, financial and agricultural........................................      1,596,221       1,681,846
     Real estate construction and development......................................        973,533         954,913
     Real estate mortgage..........................................................      2,566,869       2,445,847
     Consumer and installment......................................................        120,311         124,542
     Loans held for sale...........................................................        198,424         204,206
                                                                                       -----------      ----------
               Total loans.........................................................      5,455,358       5,411,354
     Unearned discount.............................................................         (3,717)         (2,485)
     Allowance for loan losses.....................................................        (99,683)        (97,164)
                                                                                       -----------      ----------
               Net loans...........................................................      5,351,958       5,311,705
                                                                                       -----------      ----------

Derivative instruments.............................................................         42,135          54,889
Bank premises and equipment, net of accumulated depreciation and amortization......        153,178         149,604
Intangibles associated with the purchase of subsidiaries, net of amortization......        140,729         125,440
Bank-owned life insurance..........................................................         88,403          87,200
Accrued interest receivable........................................................         35,189          37,349
Deferred income taxes..............................................................         93,153          94,546
Other assets.......................................................................         43,042          44,776
                                                                                       -----------      ----------
               Total assets........................................................    $ 6,884,792       6,778,451
                                                                                       ===========      ==========



     The accompanying  notes are an integral part of the consolidated  financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED) (dollars expressed in thousands, except share and per share data)


                                                                                         March 31,     December 31,
                                                                                           2002            2001
                                                                                           ----            ----


                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................    $   928,373         921,455
       Interest-bearing............................................................        675,597         629,015
     Savings.......................................................................      1,942,415       1,832,939
     Time:
       Time deposits of $100 or more...............................................        489,025         484,201
       Other time deposits.........................................................      1,803,159       1,816,294
                                                                                       -----------      ----------
          Total deposits...........................................................      5,838,569       5,683,904
Short-term borrowings..............................................................        189,726         243,134
Note payable.......................................................................         43,000          27,500
Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        191,953         191,539
     First Banks America, Inc. subordinated debentures.............................         44,460          44,342
Accrued interest payable...........................................................         20,231          16,006
Deferred income taxes..............................................................         41,107          43,856
Accrued expenses and other liabilities.............................................         47,888          61,515
Minority interest in subsidiary....................................................         18,011          17,998
                                                                                       -----------      ----------
          Total liabilities........................................................      6,434,945       6,329,794
                                                                                       -----------      ----------


                                         STOCKHOLDERS' EQUITY
                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at March 31, 2002 and December 31, 2001.....................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          6,074           6,074
Retained earnings..................................................................        397,112         389,308
Accumulated other comprehensive income.............................................         27,683          34,297
                                                                                       -----------      ----------
          Total stockholders' equity...............................................        449,847         448,657
                                                                                       -----------      ----------
          Total liabilities and stockholders' equity...............................    $ 6,884,792       6,778,451
                                                                                       ===========      ==========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                               -------------------
                                                                                                2002        2001
                                                                                                ----        ----
Interest income:
     Interest and fees on loans..............................................................  $ 99,042    107,062
     Investment securities...................................................................     7,281      8,480
     Federal funds sold and other............................................................       289        495
                                                                                               --------    -------
          Total interest income..............................................................   106,612    116,037
                                                                                               --------    -------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................................     1,672      1,673
       Savings...............................................................................     9,169     14,183
       Time deposits of $100 or more.........................................................     5,290      7,876
       Other time deposits...................................................................    18,881     27,189
     Short-term borrowings...................................................................       917      1,989
     Note payable............................................................................       349      1,230
     Guaranteed preferred debentures.........................................................     6,212      4,489
                                                                                               --------    -------
          Total interest expense.............................................................    42,490     58,629
                                                                                               --------    -------
          Net interest income................................................................    64,122     57,408
Provision for loan losses....................................................................    13,000      3,390
                                                                                               --------    -------
          Net interest income after provision for loan losses................................    51,122     54,018
                                                                                               --------    -------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........................     6,480      5,225
     Gain on mortgage loans sold and held for sale...........................................     5,167      3,468
     Gain on sale of credit card portfolio...................................................        --      2,275
     Net gain (loss) on sales of available-for-sale investment securities....................        92       (174)
     Bank-owned life insurance investment income.............................................     1,287      1,055
     Net (loss) gain on derivative instruments...............................................      (339)       497
     Other...................................................................................     6,148      4,128
                                                                                               --------    -------
          Total noninterest income...........................................................    18,835     16,474
                                                                                               --------    -------
Noninterest expense:
     Salaries and employee benefits..........................................................    27,261     22,452
     Occupancy, net of rental income.........................................................     4,672      4,116
     Furniture and equipment.................................................................     4,143      3,211
     Postage, printing and supplies..........................................................     1,542      1,155
     Information technology fees.............................................................     8,100      6,499
     Legal, examination and professional fees................................................     1,491      1,690
     Amortization of intangibles associated with the purchase of subsidiaries................       482      1,850
     Communications..........................................................................       796        781
     Advertising and business development....................................................     1,444      1,587
     Other...................................................................................     6,927      3,788
                                                                                               --------    -------
          Total noninterest expense..........................................................    56,858     47,129
                                                                                               --------    -------
          Income before provision for income taxes, minority interest in income
           of subsidiary and cumulative effect of change in accounting principle.............    13,099     23,363
Provision for income taxes...................................................................     4,771      9,124
                                                                                               --------    -------
          Income before minority interest in income of subsidiary and cumulative
           effect of change in accounting principle .........................................     8,328     14,239
Minority interest in income of subsidiary....................................................       328        511
                                                                                               --------    -------
          Income before cumulative effect of change in accounting principle..................     8,000     13,728
Cumulative effect of change in accounting principle, net of tax..............................        --     (1,376)
                                                                                               --------    -------
          Net income.........................................................................     8,000     12,352
Preferred stock dividends....................................................................       196        196
                                                                                               --------    -------
          Net income available to common stockholders........................................  $  7,804     12,156
                                                                                               ========    =======

Basic earnings per common share:
       Income before cumulative effect of change in accounting principle.....................  $ 329.84     571.94
       Cumulative effect of change in accounting principle, net of tax.......................        --     (58.16)
                                                                                               --------    -------
       Basic.................................................................................  $ 329.84     513.78
                                                                                               ========    =======
Diluted earnings per common share:
       Income before cumulative effect of change in accounting principle.....................  $ 328.30     561.09
       Cumulative effect of change in accounting principle, net of tax.......................        --     (58.16)
                                                                                               --------    -------
       Diluted...............................................................................  $ 328.30     502.93
                                                                                               ========    =======

Weighted average shares of common stock outstanding..........................................    23,661     23,661
                                                                                               ========    =======

The accompanying notes are an integral part of the consolidated financial statements.


                                                          FIRST BANKS, INC.

                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                         Three Months Ended March 31, 2002 and 2001 and Nine Months Ended December 31, 2001
                                       (dollars expressed in thousands, except per share data)



                                                     Adjustable Rate                                        Accu-
                                                     Preferred Stock                                       mulated
                                                   -------------------                                      Other     Total
                                                   Class A                                Compre-          Compre-    Stock-
                                                   Conver-             Common    Capital  hensive Retained hensive   holders'
                                                    tible     Class B   Stock    Surplus  Income  Earnings  Income    Equity
                                                    -----     -------   -----    -------  ------- -------  ------    --------

Consolidated balances, December 31, 2000.........  $12,822      241     5,915    2,267            325,580    6,021   352,846
Three months ended March 31, 2001:
    Comprehensive income:
      Net income.................................       --       --        --       --   12,352    12,352       --    12,352
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net
          of reclassification adjustment (1).....       --       --        --       --    5,471        --    5,471     5,471
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --        --       --    9,069        --    9,069     9,069
          Current period transactions............       --       --        --       --   12,406        --   12,406    12,406
                                                                                         ------
      Comprehensive income.......................                                        39,298
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --        --       --               (192)      --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --        --       --                 (4)      --        (4)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --        --      328                 --       --       328
                                                   -------      ---     -----    -----            -------   ------   -------
Consolidated balances, March 31, 2001............   12,822      241     5,915    2,595            337,736   32,967   392,276
Nine months ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --       --        --       --   52,162    52,162       --    52,162
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net
          of reclassification adjustment (1).....       --       --        --       --   (7,342)       --   (7,342)   (7,342)
        Derivative instruments:
          Current period transactions............       --       --        --       --   14,615        --   14,615    14,615
          Reclassification to earnings...........       --       --        --       --   (5,943)       --   (5,943)   (5,943)
                                                                                         ------
      Comprehensive income.......................       --       --        --       --   53,492
                                                                                         ======
    Class A preferred stock dividends,
      $0.90 per share............................       --       --        --       --               (577)      --      (577)
    Class B preferred stock dividends,
      $0.08 per share............................       --       --        --       --                (13)      --       (13)
    Effect of capital stock transactions of
       majority-owned subsidiary.................       --       --        --    3,479                 --       --     3,479
                                                   -------      ---     -----    -----            -------   ------   -------
Consolidated balances, December 31, 2001.........   12,822      241     5,915    6,074            389,308   34,297   448,657
Three months ended March 31, 2002:
    Comprehensive income:
      Net income.................................       --       --        --       --    8,000     8,000       --     8,000
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net
          of reclassification adjustment (1).....       --       --        --       --      534        --      534       534
        Derivative instruments:
          Current period transactions............       --       --        --       --   (7,148)       --   (7,148)   (7,148)
                                                                                         ------
      Comprehensive income.......................                                         1,386
                                                                                         ======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --        --       --               (192)      --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --        --       --                 (4)      --        (4)
                                                   -------      ---     -----    -----            -------   ------   -------

Consolidated balances, March 31, 2002............  $12,822      241     5,915    6,074            397,112   27,683   449,847
                                                   =======      ===     =====    =====            =======   ======   =======

-------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                   Three Months Ended     Nine Months Ended
                                                                                        March 31,           December 31,
                                                                                   -------------------    -----------------
                                                                                   2002         2001            2001
                                                                                   ----         ----            ----

     Unrealized gains on investment securities arising during the period......     $ 594        5,358           4,940
     Less reclassification adjustment for gains (losses) included in net income       60         (113)         12,282
                                                                                   -----        -----         -------
     Unrealized gains (losses) on investment securities.......................     $ 534        5,471          (7,342)
                                                                                   =====        =====         =======

The accompanying notes are an integral part of the consolidated financial statements.


                                                          FIRST BANKS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                  (dollars expressed in thousands)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               2002           2001
                                                                                               ----           ----

Cash flows from operating activities:
     Net income                                                                           $     8,000        12,352
     Adjustments to reconcile net income to net cash used in operating activities:
       Cumulative effect of change in accounting principle, net of tax..................           --         1,376
       Depreciation and amortization of bank premises and equipment.....................        4,341         3,219
       Amortization, net of accretion...................................................        3,013         1,783
       Originations and purchases of loans held for sale................................     (449,574)     (331,761)
       Proceeds from the sale of loans held for sale....................................      403,130       187,174
       Provision for loan losses........................................................       13,000         3,390
       Provision for income taxes.......................................................        4,771         9,124
       Payments of income taxes.........................................................      (16,038)      (16,990)
       Decrease in accrued interest receivable..........................................        2,648         5,509
       Interest accrued on liabilities..................................................       42,490        58,629
       Payments of interest on liabilities..............................................      (38,987)      (55,751)
       Gain on mortgage loans sold and held for sale....................................       (5,167)       (3,468)
       Gain on sale of credit card portfolio............................................           --        (2,275)
       Net (gain) loss on sales of available-for-sale investment securities.............          (92)          174
       Net loss (gain) on derivative instruments........................................          339          (497)
       Other operating activities, net..................................................         (452)       (6,572)
       Minority interest in income of subsidiary........................................          328           511
                                                                                          -----------      --------
          Net cash used in operating activities.........................................      (28,250)     (134,073)
                                                                                          -----------      --------

Cash flows from investing activities:
     Cash paid for acquired entities, net of cash and cash equivalents received.........      (18,303)           --
     Proceeds from sales of investment securities available for sale....................          192        67,918
     Maturities of investment securities available for sale.............................      194,948       121,101
     Maturities of investment securities held to maturity...............................        1,067           500
     Purchases of investment securities available for sale..............................      (72,585)      (18,991)
     Purchases of investment securities held to maturity................................       (2,195)           --
     Net decrease in loans..............................................................       86,897        42,612
     Recoveries of loans previously charged-off.........................................        4,561         1,917
     Purchases of bank premises and equipment...........................................       (2,554)       (7,411)
     Other investing activities, net....................................................        2,933           519
                                                                                          -----------      --------
          Net cash provided by investing activities.....................................      194,961       208,165
                                                                                          -----------      --------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.................................       31,976       (51,616)
     (Decrease) increase in time deposits...............................................      (88,481)        8,134
     Decrease in federal funds purchased................................................      (81,000)           --
     Repayments of Federal Home Loan Bank advances......................................       (4,000)           --
     Increase in securities sold under agreements to repurchase.........................       13,471        10,409
     Advances drawn on note payable.....................................................       36,500            --
     Repayments of note payable.........................................................      (21,000)      (40,000)
     Payment of preferred stock dividends...............................................         (196)         (196)
     Other financing activities, net....................................................          (12)          (94)
                                                                                          -----------      --------
          Net cash used in financing activities.........................................     (112,742)      (73,363)
                                                                                          -----------      --------
          Net increase in cash and cash equivalents.....................................       53,969           729
Cash and cash equivalents, beginning of period..........................................      241,874       198,279
                                                                                          -----------      --------
Cash and cash equivalents, end of period................................................  $   295,843       199,008
                                                                                          ===========      ========

Noncash investing and financing activities:
     Reductions of deferred tax asset valuation reserve.................................  $        --           541
     Loans transferred to other real estate.............................................        1,245           451
     Loans held for sale transferred to mortgage-backed securities .....................       50,604        10,522
     Loans held for sale transferred to loans...........................................        1,586        18,195
                                                                                          ===========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. Specifically, the guaranteed preferred beneficial interests in First Banks, Inc. and First Banks America, Inc. subordinated debentures has been reclassified into the liabilities section on the consolidated balance sheets rather than presented as a separate line item excluded from the calculation of total liabilities. Consequently, the guaranteed preferred debentures expense has been reclassified to interest expense from noninterest expense in the consolidated statements of income.

     First Banks operates through its subsidiary bank holding companies and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) and through its non-banking subsidiary, First Capital Group, Inc., as follows:

   Union Financial Group, Ltd., headquartered in Swansea, Illinois (UFG), and its wholly owned subsidiary:
      First Bank, headquartered in St. Louis County, Missouri;
   First Capital Group, Inc., headquartered in Albuquerque, New Mexico (FCG); First Banks America, Inc., headquartered in San Francisco,California (FBA), and its wholly owned subsidiaries:
      The San Francisco Company, headquartered in San Francisco,
        California (SFC), and its wholly owned subsidiary:
          First Bank & Trust, headquartered in San Francisco, California (FB&T).

     The Subsidiary Banks and FCG are wholly owned by their respective parent companies except FBA, which was 93.69% owned by First Banks at March 31, 2002 and December 31, 2001.

(2)  ACQUISITIONS

     On January 15, 2002, First Banks completed its acquisition of Plains Financial Corporation (PFC), and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association (Plainsbank), Des Plaines, Illinois, in exchange for $36.5 million in cash. PFC operated a total of three banking facilities in Des Plaines, Illinois, and one banking office in Elk Grove Village, Illinois. The acquisition was funded from borrowings under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, PFC had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $12.6 million and will not be amortized, but instead will be periodically tested for impairment in accordance with the requirements of SFAS No. 142 (as described below). The core deposit intangibles were approximately $2.9 million and will be amortized over seven years utilizing the straight-line method. PFC was merged with and into UFG, and PlainsBank was merged with and into First Bank.

(3)  IMPLEMENTATION OF ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for calendar year-end companies was January 1, 2002.

     On January 1, 2002, First Banks adopted SFAS No. 142. At the date of adoption, First Banks had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, First Banks will continue to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with purchases of branch offices. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses. First Banks is currently in the process of completing the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. However, First Banks does not believe the results of the transitional goodwill impairment testing will identify significant impairment losses or have a material effect on the consolidated financial statements.

     Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at March 31, 2002 and December 31, 2001:

                                                       March 31, 2002                December 31, 2001
                                                ----------------------------  ----------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles...........    $   12,506           (446)         9,580               --
         Goodwill associated with
           purchases of branch offices......         2,210           (612)         2,210             (576)
                                                ----------        -------       --------          -------
              Total.........................    $   14,716         (1,058)        11,790             (576)
                                                ==========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries.........    $  127,071                       114,226
                                                ==========                      ========

     Amortization of intangibles associated with the purchase of subsidiaries was $482,000 and $1.9 million for the three months ended March 31, 2002 and 2001, respectively, and $8.2 million for the year ended December 31, 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                (dollars expressed in thousands)

    Year ending December 31:
        2002............................................  $   1,928
        2003............................................      1,928
        2004............................................      1,928
        2005............................................      1,928
        2006............................................      1,928
        2007............................................      1,928
                                                          ---------
           Total........................................  $  11,568
                                                          =========

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows:

                                                                   Three Months Ended March 31, 2002
                                                             -------------------------------------------
                                                             First Bank           FB&T             Total
                                                             ----------           ----             -----
                                                                    (dollars expressed in thousands)

         Balance, beginning of period.......................  $  19,165         96,695           115,860
         Goodwill acquired during period....................     12,577             --            12,577
         Acquisition-related adjustments....................        170             99               269
         Amortization - purchases of branch offices.........         --            (36)              (36)
                                                              ---------         ------          --------
           Balance, end of period...........................  $  31,912         96,758           128,670
                                                              =========         ======          ========

     The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                  2002              2001
                                                                                  ----              ----
                                                                                    (dollars expressed
                                                                                       in thousands)
       Net income:
         Reported net income.................................................   $    8,000          12,352
         Add back - goodwill amortization....................................           --           1,805
                                                                                ----------        --------
           Adjusted net income...............................................   $    8,000          14,157
                                                                                ==========        ========

       Basic earnings per share:
         Reported net income.................................................   $   329.84          513.78
         Add back - goodwill amortization....................................           --           76.29
                                                                                ----------        --------
           Adjusted net income...............................................   $   329.84          590.07
                                                                                ==========        ========

       Diluted earnings per share:
         Reported net income.................................................   $   328.30          502.93
         Add back - goodwill amortization....................................           --           73.51
                                                                                ----------        --------
           Adjusted net income...............................................   $   328.30          576.44
                                                                                ==========        ========

     In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. On January 1, 2002, First Banks implemented SFAS No. 144, which did not have a material effect on the consolidated financial statements.

(4)  MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 10 years. The weighted average amortization period of the mortgage servicing rights is seven years.

     Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                        2002          2001
                                                                                        ----          ----
                                                                                 (dollars expressed in thousands)

              Balance, beginning of period.........................................    $  10,125       7,048
              Originated mortgage servicing rights.................................        2,438       1,034
              Amortization.........................................................         (817)       (824)
                                                                                       ---------    --------
              Balance, end of period...............................................    $  11,746       7,258
                                                                                       =========    ========


     Amortization of mortgage servicing rights was $817,000 and $824,000 for the three months ended March 31, 2002 and 2001, respectively, and $3.7 million for the year ended December 31, 2001.

     Amortization of mortgage servicing rights has been estimated through 2007 in the following table.

                                                (dollars expressed in thousands)

      Year ending December 31:
          2002..........................................  $   3,268
          2003..........................................      3,268
          2004..........................................      3,268
          2005..........................................      3,268
          2006..........................................      3,268
          2007..........................................      3,268
                                                          ---------
             Total......................................  $  19,608
                                                          =========

(5)  EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares      Per Share
                                                                             (numerator)   (denominator)   Amount
                                                                             -----------   -------------   ------
                                                                          (dollars in thousands, except per share data)


     Three months ended March 31, 2002:
         Basic EPS - income before cumulative effect.....................    $  7,804          23,661      $ 329.84
         Cumulative effect of change in accounting principle, net of tax.          --              --            --
                                                                             --------         -------      --------
         Basic EPS - income available to common stockholders.............       7,804          23,661        329.84
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192             696         (1.54)
                                                                             --------         -------      --------
         Diluted EPS - income available to common stockholders...........    $  7,996          24,357      $ 328.30
                                                                             ========         =======      ========

     Three months ended March 31, 2001:
         Basic EPS - income before cumulative effect.....................    $ 13,532          23,661      $ 571.94
         Cumulative effect of change in accounting principle, net of tax.      (1,376)             --        (58.16)
                                                                             --------         -------      --------
         Basic EPS - income available to common stockholders.............      12,156          23,661        513.78
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192             893        (10.85)
                                                                             --------         -------      --------
         Diluted EPS - income available to common stockholders...........    $ 12,348          24,554      $ 502.93
                                                                             ========         =======      ========

(6)  TRANSACTIONS WITH RELATED PARTIES

     First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $757,000 and $731,000 for the three months ended March 31, 2002 and 2001, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and various related services to First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $6.7 million and $5.3 million for the three months ended March 31, 2002, and 2001, respectively. During the three months ended March 31, 2002 and 2001, First Services, L.P. paid First Banks $898,000 and $486,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

(7)  REGULATORY CAPITAL

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

     Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2002, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

     As of March 31, 2002, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

     At March 31, 2002 and December 31, 2001, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                              Actual                                   To Be Well
                                                     ---------------------------   For Capital      Capitalized Under
                                                       March 31,    December 31,     Adequacy       Prompt Corrective
                                                        2002           2001          Purposes       Action Provisions
                                                        ----           ----          --------       -----------------

         Total capital (to risk-weighted assets):
              First Banks.............................    10.32%       10.53%           8.0%               10.0%
              First Bank..............................    10.46        10.14            8.0                10.0
              FB&T....................................    11.06        11.27            8.0                10.0

         Tier 1 capital (to risk-weighted assets):
              First Banks.............................     7.40         7.57            4.0                 6.0
              First Bank..............................     9.20         8.89            4.0                 6.0
              FB&T....................................     9.81        10.02            4.0                 6.0

         Tier 1 capital (to average assets):
              First Banks.............................     6.60         7.25            3.0                 5.0
              First Bank..............................     7.88         8.67            3.0                 5.0
              FB&T....................................     9.18         9.47            3.0                 5.0

(8)  BUSINESS SEGMENT RESULTS

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

         The business segment results are summarized as follows:


                                                                               First Bank                        FB&T
                                                                      ---------------------------    ---------------------------
                                                                       March 31,    December 31,       March 31,   December 31,
                                                                         2002           2001             2002          2001
                                                                         ----           ----             ----          ----
                                                                                    (dollars expressed in thousands)

Balance sheet information:

Investment securities...........................................      $  321,577         245,365        298,028     368,207
Loans, net of unearned discount.................................       3,158,581       3,086,023      2,293,477   2,323,263
Total assets....................................................       3,883,449       3,707,081      2,983,675   3,057,920
Deposits........................................................       3,377,273       3,142,676      2,477,316   2,555,396
Stockholders' equity............................................         352,296         321,336        384,170     398,713
                                                                      ==========       =========      =========   =========





                                                                              First Bank                         FB&T
                                                                      --------------------------        ----------------------
                                                                          Three Months Ended              Three Months Ended
                                                                               March 31,                       March 31,
                                                                      --------------------------        ----------------------
                                                                         2002             2001            2002         2001
                                                                         ----             ----            ----         ----

Income statement information:

Interest income.................................................      $   59,742          61,595         46,866      54,739
Interest expense................................................          22,420          31,176         13,671      22,340
                                                                      ----------       ---------       --------    --------
     Net interest income........................................          37,322          30,419         33,195      32,399
Provision for loan losses.......................................           5,300           3,300          7,700          90
                                                                      ----------       ---------       --------    --------
     Net interest income after provision for loan losses........          32,022          27,119         25,495      32,309
Noninterest income..............................................          13,872          12,432          5,535       4,510
Noninterest expense.............................................          35,005          24,306         20,676      20,792
                                                                      ----------       ---------       --------    --------
     Income before provision for income taxes,
       minority interest in income of subsidiary and cumulative
       of change in accounting principle.......................           10,889          15,245         10,354      16,027
Provision for income taxes.....................................            3,566           5,327          3,902       6,284
                                                                      ----------       ---------       --------    --------
     Income before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle.....................................           7,323           9,918          6,452       9,743
Minority interest in income of subsidiary.......................              --              --             --          --
                                                                      ----------       ---------       --------    --------
     Income before cumulative effect of change in
       accounting principle.....................................           7,323           9,918          6,452       9,743
Cumulative effect of change in accounting principle, net of tax.              --            (917)            --        (459)
                                                                      ----------       ---------       --------    --------
     Net income.................................................      $    7,323           9,001          6,452       9,284
                                                                      ==========       =========       ========    ========

---------------------------
(1)  Corporate  and other  includes  $6.2  million and $4.5 million of guaranteed preferred  debentures expense for the three months ended  March 31, 2002 and 2001,  respectively.  The  applicable  income  tax  benefit associated  with he guaranteed  preferred debentures expense was $2.2 million and $1.6 million for the three  months  ended  March 31,  2002 and  2001, respectively.  In addition, corporate and other includes FCG and holding company expenses.





                                     Corporate, Other and
                              Intercompany Reclassifications (2)                       Consolidated Totals
                              ----------------------------------               ----------------------------------
                               March 31,          December 31,                   March 31,          December 31,
                                  2002                2001                         2002                 2001
                                  ----                ----                         ----                 ----
                                                       (dollars expressed in thousands)



                                21,557               17,496                      641,162               631,068
                                  (417)                (417)                   5,451,641             5,408,869
                                17,668               13,450                    6,884,792             6,778,451
                               (16,020)             (14,168)                   5,838,569             5,683,904
                              (286,619)            (271,392)                     449,847               448,657
                             =========             ========                    =========             =========




                                  Corporate, Other and
                            Intercompany Reclassifications (2)                       Consolidated  Totals
                            ----------------------------------                 ----------------------------------
                                    Three Months Ended                                Three Months Ended
                                        March 31,                                          March 31,
                            ---------------------------------                  ----------------------------------
                               2002                   2001                       2002                     2001
                               ----                   ----                       ----                     ----



                                     4                 (297)                     106,612                116,037
                                 6,399                5,113                       42,490                 58,629
                             ---------             --------                    ---------             ----------
                                (6,395)              (5,410)                      64,122                 57,408
                                    --                   --                       13,000                  3,390
                             ---------             --------                    ---------             ----------
                                (6,395)              (5,410)                      51,122                 54,018
                                  (572)                (468)                      18,835                 16,474
                                 1,177                2,031                       56,858                 47,129
                             ---------             --------                    ---------             ----------


                                (8,144)              (7,909)                      13,099                 23,363
                                (2,697)              (2,487)                       4,771                  9,124
                             ---------             --------                    ---------             ----------


                                (5,447)              (5,422)                       8,328                 14,239
                                   328                  511                          328                    511
                             ---------             --------                    ---------             ----------

                                (5,775)              (5,933)                       8,000                 13,728
                                    --                   --                           --                 (1,376)
                             ---------             --------                    ---------             ----------
                                (5,775)              (5,933)                       8,000                 12,352
                             =========             ========                    =========             ==========



(9)  SUBSEQUENT EVENT

     On April 10, 2002, First Bank Capital Trust (FBCT), a newly-formed Delaware business trust subsidiary of First Banks, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement offering, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate junior subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $24.2 million, and were used to reduce indebtedness currently outstanding under First Banks' revolving credit line with a group of unaffiliated banks. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus
387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22, beginning on October 22, 2002.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C. and the national response to those events; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

     We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 152 branch offices throughout California, Illinois, Missouri and Texas. At March 31, 2002, we had total assets of $6.88 billion, loans, net of unearned discount, of $5.45 billion, total deposits of $5.84 billion and total stockholders' equity of $449.8 million.

     Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust, private banking and institutional money management services.

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

     Our subsidiary banks and FCG are wholly owned by their respective parent companies. We owned 93.69% of FBA at March 31, 2002 and December 31, 2001.

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

                               Financial Condition

     Our total assets were $6.88 billion and $6.78 billion at March 31, 2002 and December 31, 2001, respectively. The increase in total assets is primarily attributable to our acquisition of Plains Financial Corporation, or PFC, in January 2002, which provided total assets of $256.3 million, partially offset by lower loan demand and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank, BYL Bancorp and UFG, completed during the fourth quarter of 2001, and of PFC. Federal funds sold increased by $67.6 million due to the investment of excess funds resulting from reduced loan demand. Loans, net of unearned discount, increased by $42.8 million, which is further discussed under "--Loans and Allowance for Loan Losses." In addition, investment securities increased $10.1 million to $641.2 million at March 31, 2002 from $631.1 million at December 31, 2001. We attribute the increase to the purchase of available-for-sale investment securities of $123.2 million as well as the $81.0 million of investments acquired in conjunction with our acquisition of PFC, offset by maturities of available-for-sale investment securities of $194.9 million. The net proceeds associated with the decline in investment securities, exclusive of the PFC securities, were utilized primarily to fund our reduction in total deposits (as further discussed below). Intangibles associated with the purchase of subsidiaries increased $15.3 million, which primarily reflects core deposit intangibles of $2.9 million and goodwill of $12.6 million associated with our acquisition of PFC. The overall increase in assets was offset by a decrease of $12.8 million in derivative instruments due to mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001, offset by the market value of two interest rate swap agreements purchased in March 2002. See further discussion under "--Interest Rate Risk Management." Total deposits increased by $154.7 million to $5.84 billion at March 31, 2002 from $5.68 billion at December 31, 2001. The increase primarily reflects deposits of $213.4 million acquired in our PFC acquisition offset by an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2001 and the first quarter of 2002, normal cyclical trends typically experienced during the first quarter of each calendar year and continued aggressive competition within our market areas. Short-term borrowings decreased $53.4 million to $189.7 million at March 31, 2002 from $243.1 million at December 31, 2001, primarily due to a $70.0 million reduction in federal funds purchased. Our note payable increased by $15.5 million to $43.0 million at March 31, 2002 from $27.5 million at December 31, 2001 due to a $36.5 million advance utilized to fund the acquisition of PFC offset by repayments during the period. Furthermore, accrued expenses and other liabilities decreased $13.6 million to $47.9 million at March 31, 2002 from $61.5 million at December 31, 2001. We attribute this decrease primarily to the timing of certain payments.

                              Results of Operations

Net Income

     Net income was $8.0 million for the three months ended March 31, 2002, in comparison to $12.4 million for the comparable period in 2001. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income for 2001. Excluding this item, net income was $13.7 million for the three months ended March 31, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed above and under "--Noninterest Income." The decline in earnings for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, primarily reflects higher operating expenses and increased provisions for loan losses associated with the increased charge-off, delinquency and nonperforming trends we are experiencing as a result of current economic conditions. The overall increase in operating expenses (as discussed below) was partially offset by the discontinuation of the amortization of certain intangibles associated with the purchase of subsidiaries in accordance with the implementation of SFAS No. 142, on January 1, 2002. Amortization of intangibles for the three months ended March 31, 2002 and 2001 was $482,000 and $1.9 million, respectively. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the three months ended March 31, 2001, would have increased $1.8 million, to $14.2 million, or $576.44 per share on a fully diluted basis. See Note 3 to our consolidated financial statements. The higher operating expenses and increased provisions for loan losses were partially offset by increases in net interest income and noninterest income as further discussed under "--Net Interest Income" and "--Noninterest Income."

     Operating expenses increased to $56.9 million for the three months ended March 31, 2002, compared to $47.1 million for the comparable period in 2001. As further discussed under "--Noninterest Expense," the increased operating expenses, offset by the decline in amortization of intangibles associated with the purchase of subsidiaries previously discussed above, are primarily attributable to:

     >> the operating expenses of the aforementioned acquisitions subsequent to their respective acquisition dates, including certain nonrecurring expenditures;

     >>   increased salaries and employee benefit expenses;

     >>   increased information technology fees; and

     >> a $1.3 million charge to other expense on an operating lease associated with our commercial leasing business.

     These higher operating expenses, exclusive of the operating lease, are reflective of recently completed acquisitions and significant investments that have been made in personnel, technology, equipment, facilities and new product and business lines in conjunction with our overall strategic growth plan.

Net Interest Income

     Net interest income (expressed on a tax equivalent basis) increased to $64.4 million, or 4.20% of interest-earning assets, for the three months ended March 31, 2002, from $57.6 million, or 4.41% of interest-earning assets, for the comparable period in 2001, respectively. We credit the increased net interest income for the three months ended March 31, 2002 primarily to the net interest-earning assets provided by our acquisitions completed during 2001 and in January 2002, internal loan growth and earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates during 2001 and overall economic conditions, resulting in the decline in our net interest margin. In addition, guaranteed preferred debentures expense was $6.2 million and $4.5 million for the three months ended March 31, 2002 and 2001, respectively. The increase for 2002 is primarily attributable to the issuance of $55.2 million of additional trust preferred securities in November 2001 by our financing subsidiary, First Preferred Capital Trust III, and a change in estimate regarding the amortization period over which the deferred issuance costs are being amortized.

     Average loans, net of unearned discount, were $5.50 billion for the three months ended March 31, 2002, in comparison to $4.80 billion for the comparable period in 2001. The yield on our loan portfolio, however, decreased to 7.32% for the three months ended March 31, 2002, in comparison to 9.06% for the comparable period in 2001. This was a major contributor to the decline in our net interest margin of 21 basis points for the three months ended March 31, 2002 from the comparable period in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates throughout 2001. During the period from March 31, 2001 through March 31, 2002, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate eight times, resulting in eight decreases in the prime rate of interest from 8.0% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three months ended March 31, 2002 and 2001, these agreements provided net interest income of $11.2 million and $973,000, respectively. In addition, increased competition within our market areas led to reduced lending rates.

     For the three months ended March 31, 2002, the aggregate weighted average rate paid on our deposit portfolio decreased to 2.89%, compared to 4.90% for the comparable period in 2001. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The overall decrease in rates paid for the three months ended March 31, 2002, is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

     The aggregate weighted average rate paid on our note payable decreased significantly to 3.07% for the three months ended March 31, 2002, compared to 7.25% for the comparable period in 2001. Amounts outstanding under our $120.0 million line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate during 2001. During 2001, our note payable was fully repaid from the proceeds of the trust preferred securities issued by First Preferred Capital Trust III. However, on December 31, 2001, we obtained a $27.5 million advance to fund our acquisition of UFG and in January 2002, we utilized the note payable to fund our acquisition of PFC. The aggregate weighted average rate paid on our short-term borrowings also declined for the three months ended March 31, 2002 as compared to the comparable period in 2001, reflecting reductions in the current interest rate environment.

     The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2002 and 2001:

                                                                           Three Months Ended March 31,
                                                              ------------------------------------------------------
                                                                         2002                         2001
                                                               ------------------------     ------------------------
                                                                         Interest                    Interest
                                                               Average   Income/  Yield/    Average  Income/  Yield/
                                                               Balance   Expense   Rate     Balance  Expense  Rate
                                                               -------   -------   ----     -------  -------  ------
                                                                         (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3)(4) .................................   $5,495,047   99,122   7.32% $4,797,109  107,138   9.06%
    Investment securities (4) ............................      657,997    7,517   4.63     469,178    8,606   7.44
    Federal funds sold....................................       66,747      263   1.60      29,257      428   5.93
    Other.................................................        7,307       26   1.44       3,133       67   8.67
                                                             ---------- --------         ---------- --------
           Total interest-earning assets..................    6,227,098  106,928   6.96   5,298,677  116,239   8.90
                                                                        --------                    --------
Nonearning assets.........................................      672,056                     500,953
                                                             ----------                  ----------
           Total assets...................................   $6,899,154                  $5,799,630
                                                             ==========                  ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...................   $  660,288    1,672   1.03% $  454,497    1,673   1.49%
       Savings deposits...................................    1,913,728    9,169   1.94   1,425,876   14,183   4.03
       Time deposits of $100 or more......................      505,237    5,290   4.25     519,358    7,876   6.15
       Other time deposits (3)............................    1,829,492   18,881   4.19   1,812,460   27,189   6.08
                                                             ---------- --------         ---------- --------
           Total interest-bearing deposits................    4,908,745   35,012   2.89   4,212,191   50,921   4.90
    Short-term borrowings.................................      175,869      917   2.11     158,773    1,989   5.08
    Notes payable.........................................       46,063      349   3.07      68,806    1,230   7.25
    Guaranteed preferred debentures.......................      236,081    6,212  10.67     182,797    4,489   9.96
                                                             ---------- --------         ---------- --------
           Total interest-bearing liabilities.............    5,366,758   42,490   3.21   4,622,567   58,629   5.14
                                                                        --------                    --------
Noninterest-bearing liabilities:
    Demand deposits.......................................      938,796                     711,523
    Other liabilities.....................................      142,829                     105,011
                                                             ----------                  ----------
           Total liabilities..............................    6,448,383                   5,439,101
Stockholders' equity......................................      450,771                     360,529
                                                             ----------                  ----------
           Total liabilities and stockholders' equity.....   $6,899,154                  $5,799,630
                                                             ==========                  ==========
Net interest income.......................................                64,438                      57,610
                                                                        ========                    ========
Interest rate spread......................................                         3.75%                       3.76%
Net interest margin (5)...................................                         4.20                        4.41
                                                                                  =====                       =====
------------------------
(1)   For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income and interest expense include the effects of interest rate swap agreements.
(4)   Information  is  presented  on  a  tax-equivalent  basis  assuming  a  tax  rate  of  35%. The tax-equivalent adjustments were approximately $316,000 and $202,000 for the three months ended March 31, 2002 and 2001, respectively.
(5)   Net  interest  margin  is  the  ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Provision for Loan Losses

     The provision for loan losses was $13.0 million for the three months ended March 31, 2002, compared to $3.4 million for the comparable period in 2001. The provision for loan losses reflects the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. We attribute the increase in the provision for loan losses primarily to the overall growth in our loan portfolio, both internal and through acquisitions, a general increase in risk associated with the continued changing composition of our loan portfolio and a significant increase in loan charge-offs and delinquent loans, largely resulting from the slowdown in economic conditions prevalent within our markets. Loan charge-offs were $16.4 million for the three months ended March 31, 2002, in comparison to $8.9 million for the comparable period in 2001. The increase in loan charge-offs reflects the general slowdown in economic conditions prevalent within our markets as well as an aggregate of $11.0 million of charge-offs on three large credit relationships. Loan recoveries were $4.6 million for the three months ended March 31, 2002, in comparison to $1.9 million for the comparable period in 2001. Although nonperforming assets and past-due loans have declined to $73.8 million at March 31, 2002 from $86.8 million at December 31, 2001, our overall nonperforming and past-due trends are at higher than historical levels and are expected to remain at these levels in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

     Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

     Noninterest income was $18.8 million and $16.5 million for the three months ended March 31, 2002 and 2001, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, a gain on the sale of our credit card portfolio in 2001 and other income.

     Service charges on deposit accounts and customer service fees were $6.5 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively. We attribute the increase in service charges and customer service fees to:

     >>   increased deposit balances provided by internal growth;

     >>   our acquisitions completed during 2001 and, to a lesser degree, 2002;

     >> additional products and services available and utilized by our expanding base of retail and commercial customers;

     >> increased fee income resulting from revisions of our customer service charge rates, effective July 1, 2001, and enhanced control of fee waivers; and

     >> increased income associated with automated teller machine services and debit cards.

     The gain on mortgage loans sold and held for sale was $5.2 million and $3.5 million for the three months ended March 31, 2002 and 2001, respectively. The overall increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage loan rates experienced in 2001 as well as the continued expansion of our mortgage banking activities into new and existing markets.

     During the three months ended March 31, 2001, we recorded a $2.3 million pre-tax gain on the sale of our credit card portfolio. The sale of this portfolio was consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

     Noninterest income for the three months ended March 31, 2002 included a net gain on the sale of available-for-sale investment securities of $92,000, in comparison to a net loss on the sale of available-for-sale investment securities of $174,000 for the comparable period in 2001. The net gain for 2002 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives. The loss in 2001 results from the liquidation of certain investment securities held by FBA.

     The net loss on derivative instruments of $339,000 for the three months ended March 31, 2002, in comparison to the net gain of $497,000 for the three months ended March 31, 2001, results from changes in the fair value of our interest rate cap agreements and fair value hedges.

     Other income was $6.1 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively. We attribute the primary components of the increase to:

     >>   our acquisitions completed during 2001 and, to a lesser extent, 2002;

     >>   increased   portfolio   management  fee  income  associated  with  our
          Institutional Money Management division;

     >>   increased  rental  income  associated  with  our  commercial   leasing
          activities; and

     >> a gain of approximately $448,000 on the sale of certain operating lease equipment associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

     Noninterest expense was $56.9 million and $47.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase reflects:

     >> the noninterest expense of our acquisitions completed during 2001 and, to a lesser extent, 2002, including certain nonrecurring expenses associated with those acquisitions;

     >>   increased salaries and employee benefit expenses;

     >>   increased information technology fees; and

     >> increased other expense, including a $1.3 million charge to other expense on an operating lease associated with our commercial leasing business.

     Salaries and employee benefits were $27.3 million and $22.5 million for the three months ended March 31, 2002 and 2001, respectively. We primarily associate the increase with our 2001 acquisitions and higher commissions paid to mortgage loan originators due to increased volume. The increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance management expertise, improve technological support, strengthen centralized operational functions and expand our product lines.

     Occupancy, net of rental income, and furniture and equipment expense totaled $8.8 million and $7.3 million for the three months ended March 31, 2002 and 2001, respectively. We primarily attribute the increase to our aforementioned acquisitions, the relocation of certain branches and operational areas, and increased depreciation expense associated with numerous capital expenditures associated with our continued expansion and renovation of various corporate and branch offices, including our facility that houses various centralized operations and certain corporate administrative functions.

     Information technology fees were $8.1 million and $6.5 million for the three months ended March 31, 2002 and 2001, respectively. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of UFG and PFC, completed in the first quarter of 2002.

     Legal, examination and professional fees were $1.5 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. We primarily attribute the decrease in these fees to the settlement of certain litigation during 2001 offset by the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation,
collection   efforts,   expanded   corporate   activities  and  certain  defense
litigation.

     Amortization of intangibles associated with the purchase of subsidiaries was $482,000 and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The significant decrease for 2002 is attributable to the implementation of SFAS No. 142 in January 2002. See Note 3 to our consolidated financial statements.

     Other expense was $6.9 million and $3.8 million for the three months ended March 31, 2002 and 2001, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions and transfer agent fees. We attribute the majority of the increase in other expense to:

     >>   our acquisitions completed during 2001 and, to a lesser extent, 2002;

     >> increased advertising and business development expenses associated with various product and service initiatives and enhancements;

     >> a $1.3 million charge on an operating lease associated with our commercial leasing business; and

     >>   overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

     The provision for income taxes was $4.8 million and $9.1 million for the three months ended March 31, 2002 and 2001, representing an effective income tax rate of 36.4% and 39.1%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.


                          Interest Rate Risk Management

     We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we hold are summarized as follows:

                                                                     March 31, 2002            December 31, 2001
                                                                -----------------------      ---------------------
                                                                 Notional       Credit       Notional      Credit
                                                                  Amount       Exposure       Amount      Exposure
                                                                  ------       --------       ------      --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       2,024        900,000        1,764
         Fair value hedges....................................     200,000       5,012        200,000        6,962
         Interest rate cap agreements.........................     450,000       1,243        450,000        2,063
         Interest rate lock commitments.......................      52,000          --         88,000           --
         Forward commitments to sell
           mortgage-backed securities.........................     152,000          --        209,000           --
                                                                ==========       =====        =======        =====

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

     During the three months ended March 31, 2002 and 2001, the net interest income realized on our derivative financial instruments was $11.2 million and $973,000, respectively. In addition, we realized a net loss on derivative instruments, which is included in noninterest income, of $339,000 for the three months ended March 31, 2002, in comparison to a net gain of $497,000 for the comparable period in 2001.

Cash Flow Hedges

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

     >> During September 2000, March 2001, April 2001 and March 2002 we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $3.2 million and $2.9 million at March 31, 2002 and December 31, 2001, respectively, and the amount payable by us was $1.2 million and $1.1 million at March 31, 2002 and December 31, 2001, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2002 and December 31, 2001 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2002:
             March 14, 2004..................................  $  150,000        1.95%         3.93%     $    (408)
             September 20, 2004..............................     600,000        2.05          6.78         32,995
             March 21, 2005..................................     200,000        1.93          5.24          3,007
             April 2, 2006...................................     100,000        1.93          5.45          1,224
                                                               ----------                                ---------
                                                               $1,050,000        2.00          5.95      $  36,818
                                                               ==========       =====         =====      =========

         December 31, 2001:
             September 20, 2004..............................  $  600,000        2.05%         6.78%     $  40,980
             March 21, 2005..................................     200,000        1.93          5.24          4,951
             April 2, 2006...................................     100,000        1.93          5.45          2,305
                                                               ----------                                ---------
                                                               $  900,000        2.01          6.29      $  48,236
                                                               ==========       =====         =====      =========

Fair Value Hedges

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

     >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $2.5 million and $5.2 million at March 31, 2002 and December 31, 2001, respectively, and the amount payable by us under the swap agreements was $852,000 and $1.2 million at March 31, 2002 and December 31, 2001, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of March 31, 2002 and December 31, 2001 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2002:
             January 9, 2004.................................  $   50,000        1.87%         5.37%     $   1,301
             January 9, 2006.................................     150,000        1.87          5.50          2,464
                                                               ----------                                ---------
                                                               $  200,000        1.87          5.47      $   3,765
                                                               ==========       =====         =====      =========

         December 31, 2001:
             January 9, 2004.................................  $   50,000        2.48%         5.37%     $   1,761
             January 9, 2006.................................     150,000        2.48          5.50          3,876
                                                               ----------                                ---------
                                                               $  200,000        2.48          5.47      $   5,637
                                                               ==========       =====         =====      =========

Interest Rate Cap Agreements

     In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At March 31, 2002 and December 31, 2001, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $1.2 million and $2.1 million, respectively.

Pledged Collateral

     At March 31, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $1.1 million in connection with our interest rate swap agreements. In addition, at March 31, 2002, and December 31, 2001, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $41.8 million and $4.9 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $53.9 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at March 31, 2002 and December 31, 2001, we had not done so.

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

                       Loans and Allowance for Loan Losses

     Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.9% and 92.3% of total interest income for the three months ended March 31, 2002 and 2001, respectively. Total loans, net of unearned discount, increased $42.8 million to $5.45 billion, or 79.2% of total assets, at March 31, 2002, compared to $5.41 billion, or 79.8% of total assets, at December 31, 2001. The increase in loans, as reflected on our consolidated balance sheets, is primarily attributable to our acquisition of PFC, which provided loans, net of unearned discount, of $150.4 million, and an increase in our real estate mortgage portfolio due to a higher volume of residential mortgage loans originated, including both new fundings as well as refinancings, as a result of reduced interest rates. The overall increase in loans is offset by declines in our commercial, financial and agricultural and loans held for sale portfolios due to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001 and the first quarter of 2002, as well as current economic conditions prevalent in our markets, resulting in lower loan demand. In addition, our consumer and installment portfolio, net of unearned discount, decreased to $116.6 million at March 31, 2002 from $122.1 million at December 31, 2001. This decrease reflects continued reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending.

     Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    March 31,     December 31,
                                                                                      2002            2001
                                                                                      ----            ----
                                                                               (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................     $   19,615          19,326
         Real estate construction and development:
              Nonaccrual.....................................................          3,951           3,270
         Real estate mortgage:
              Nonaccrual.....................................................         36,917          41,898
              Restructured terms.............................................          1,999           2,013
         Consumer and installment:
              Nonaccrual.....................................................            755             794
              Restructured terms.............................................             --               7
                                                                                  ----------       ---------
                  Total nonperforming loans..................................         63,237          67,308
         Other real estate...................................................          4,534           4,316
                                                                                  ----------       ---------
                  Total nonperforming assets.................................     $   67,771          71,624
                                                                                  ==========       =========

         Loans, net of unearned discount.....................................     $5,451,641       5,408,869
                                                                                  ==========       =========

         Loans past due 90 days or more and still accruing...................     $    6,014          15,156
                                                                                  ==========       =========

         Ratio of:
             Allowance for loan losses to loans..............................           1.83%           1.80%
             Nonperforming loans to loans....................................           1.16            1.24
             Allowance for loan losses to nonperforming loans................         157.63          144.36
             Nonperforming assets to loans and other real estate.............           1.24            1.32
                                                                                  ==========       =========

     Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $63.2 million at March 31, 2002, in comparison to $67.3 million at December 31, 2001. While nonperforming loans have decreased at March 31, 2002 compared to December 31, 2002, loan charge-offs increased significantly from $8.9 million for the three months ended March 31, 2001 to $16.4 million for the three months ended March 31, 2002. We attribute the higher trends in nonperforming and past-due loans to be reflective of cyclical trends experienced within the banking industry as a result of economic slowdown. Consistent with the general economic slowdown experienced within our primary markets, we anticipate these trends will continue in the upcoming months.

     The following table is a summary of our loan loss experience for the periods indicated:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                      2002              2001
                                                                                      ----              ----
                                                                                (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.........................    $  97,164           81,592
              Acquired allowances for loan losses...............................        1,366               --
                                                                                    ---------          -------
                                                                                       98,530           81,592
                                                                                    ---------          -------
              Loans charged-off.................................................      (16,408)          (8,903)
              Recoveries of loans previously charged-off........................        4,561            1,917
                                                                                    ---------          -------
              Net loan charge-offs..............................................      (11,847)          (6,986)
                                                                                    ---------          -------
              Provision for loan losses.........................................       13,000            3,390
                                                                                    ---------          -------
         Allowance for loan losses, end of period...............................    $  99,683           77,996
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

                                    Liquidity

     Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $721.8 million and $754.8 million at March 31, 2002 and December 31, 2001, respectively.

     The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at March 31, 2002:

                                                (dollars expressed in thousands)

     Three months or less............................     $372,227
     Over three months through six months............      143,252
     Over six months through twelve months...........       97,460
     Over twelve months..............................      108,812
                                                          --------
         Total.......................................     $721,751
                                                          ========

     In  addition  to  these  sources  of  funds,   our  subsidiary  banks  have
established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2002 and December 31, 2001, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.30 billion and $1.21 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $232.0 million and $234.6 million at March 31, 2002 and December 31, 2001, respectively.

     Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust I, First Preferred Capital Trust II, First Preferred Capital Trust III and First Bank Capital Trust, and FBA's financing subsidiary, First America Capital Trust.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.1% of net interest income, based on assets and liabilities at December 31, 2001. At March 31, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three months ended March 31, 2002 as compared to the comparable period in 2001 and further discussed under "--Results of Operations." During the three months ended March 31, 2002, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                                  Description
              --------------                                  -----------

                  None                                      Not Applicable

     (b) We filed a current report on Form 8-K on January 29, 2002. Item 5 of the report references a press release announcing our financial results for the three months and year ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST BANKS, INC.



May 13, 2002                       By: /s/  James F. Dierberg
                                       ----------------------------------------
                                            James F. Dierberg
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


May 13, 2002                       By: /s/  Allen H. Blake
                                       ----------------------------------------
                                            Allen H. Blake
                                            President, Chief Operating Officer
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)