Form 10-Q
period 2002-06-30
FIRST BANKS INC
filed 2002-08-12
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


                                                    Shares Outstanding
                    Class                            at July 31, 2002
                    -----                            ----------------

        Common Stock, $250.00 par value                   23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                      Page
                                                                                                      ----

PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................    1

                CONSOLIDATED STATEMENTS OF INCOME...................................................    3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................    4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................    5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................    6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................   15

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................   28

PART II.        OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................................   29

SIGNATURES..........................................................................................   30


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,      December 31,
                                                                                          2002            2001
                                                                                          ----            ----


                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    163,371         181,522
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................            880           4,664
     Federal funds sold............................................................        112,900          55,688
                                                                                      ------------     -----------
          Total cash and cash equivalents..........................................        277,151         241,874
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        819,580         610,466
     Held to maturity, at amortized cost (fair value of $21,003 and $20,812
       at June 30, 2002 and December 31, 2001, respectively).......................         20,444          20,602
                                                                                      ------------     -----------
          Total investment securities..............................................        840,024         631,068
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,556,017       1,681,846
     Real estate construction and development......................................        997,190         954,913
     Real estate mortgage..........................................................      2,552,257       2,445,847
     Consumer and installment......................................................        112,241         124,542
     Loans held for sale...........................................................        150,871         204,206
                                                                                      ------------     -----------
          Total loans..............................................................      5,368,576       5,411,354
     Unearned discount.............................................................         (5,944)         (2,485)
     Allowance for loan losses.....................................................       (103,794)        (97,164)
                                                                                      ------------     -----------
          Net loans................................................................      5,258,838       5,311,705
                                                                                      ------------     -----------

Derivative instruments.............................................................         70,128          54,889
Bank premises and equipment, net of accumulated depreciation and amortization......        154,026         149,604
Intangibles associated with the purchase of subsidiaries, net of amortization......        140,774         125,440
Bank-owned life insurance..........................................................         89,796          87,200
Accrued interest receivable........................................................         38,062          37,349
Deferred income taxes..............................................................         94,496          94,546
Other assets.......................................................................         42,767          44,776
                                                                                      ------------     -----------
          Total assets.............................................................   $  7,006,062       6,778,451
                                                                                      ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

              CONSOLIDATED BALANCE SHEETS (CONTINUED) - (UNAUDITED) (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,      December 31,
                                                                                          2002            2001
                                                                                          ----            ----


                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    915,618         921,455
       Interest-bearing............................................................        736,301         629,015
     Savings.......................................................................      1,939,002       1,832,939
     Time:
       Time deposits of $100 or more...............................................        500,442         484,201
       Other time deposits.........................................................      1,817,032       1,816,294
                                                                                      ------------     -----------
          Total deposits...........................................................      5,908,395       5,683,904
Short-term borrowings..............................................................        198,922         243,134
Note payable.......................................................................         10,000          27,500
Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        218,944         191,539
     First Banks America, Inc. subordinated debentures.............................         44,988          44,342
Accrued interest payable...........................................................         19,798          16,006
Deferred income taxes..............................................................         53,916          43,856
Accrued expenses and other liabilities.............................................         52,654          61,515
Minority interest in subsidiary....................................................         18,847          17,998
                                                                                      ------------     -----------
          Total liabilities........................................................      6,526,464       6,329,794
                                                                                      ------------     -----------

                                         STOCKHOLDERS' EQUITY
                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at June 30, 2002 and December 31, 2001......................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          5,958           6,074
Retained earnings..................................................................        406,348         389,308
Accumulated other comprehensive income.............................................         48,314          34,297
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        479,598         448,657
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  7,006,062       6,778,451
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                             Three Months Ended   Six Months Ended
                                                                                  June 30,            June 30,
                                                                             ------------------   ----------------
                                                                               2002       2001     2002     2001
                                                                               ----       ----     ----     ----
Interest income:
     Interest and fees on loans............................................ $ 98,782   105,855    197,824  212,917
     Investment securities.................................................    7,868     6,341     15,149   14,821
     Federal funds sold and other..........................................      653     1,160        942    1,655
                                                                            --------   -------    -------  -------
          Total interest income............................................  107,303   113,356    213,915  229,393
                                                                            --------   -------    -------  -------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    2,281     1,807      3,953    3,480
       Savings.............................................................    9,265    13,342     18,434   27,525
       Time deposits of $100 or more.......................................    4,889     7,453     10,179   15,329
       Other time deposits.................................................   16,970    25,954     35,851   53,143
     Short-term borrowings.................................................      912     1,673      1,829    3,662
     Note payable..........................................................      181       543        530    1,773
     Guaranteed preferred debentures.......................................    7,117     4,489     13,329    8,978
                                                                            --------   -------    -------  -------
          Total interest expense...........................................   41,615    55,261     84,105  113,890
                                                                            --------   -------    -------  -------
          Net interest income..............................................   65,688    58,095    129,810  115,503
Provision for loan losses..................................................   12,000     3,720     25,000    7,110
                                                                            --------   -------    -------  -------
          Net interest income after provision for loan losses..............   53,688    54,375    104,810  108,393
                                                                            --------   -------    -------  -------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    7,014     5,312     13,494   10,537
     Gain on mortgage loans sold and held for sale.........................    7,292     3,864     12,459    7,332
     Gain on sale of credit card portfolio, net of expenses................       --        --         --    2,275
     Net gain (loss) on sales of available-for-sale investment securities..       --        61         92     (113)
     Bank-owned life insurance investment income...........................    1,526     1,044      2,813    2,099
     Net gain (loss) on derivative instruments.............................       90     4,989       (249)   5,486
     Other.................................................................    4,607     4,154     10,755    8,282
                                                                            --------   -------    -------  -------
          Total noninterest income.........................................   20,529    19,424     39,364   35,898
                                                                            --------   -------    -------  -------
Noninterest expense:
     Salaries and employee benefits........................................   28,895    23,345     56,156   45,797
     Occupancy, net of rental income.......................................    4,964     4,100      9,636    8,216
     Furniture and equipment...............................................    4,396     2,406      8,539    5,617
     Postage, printing and supplies........................................    1,317     1,103      2,859    2,258
     Information technology fees...........................................    8,497     6,452     16,597   12,951
     Legal, examination and professional fees..............................    2,106     1,734      3,597    3,424
     Amortization of intangibles associated with the
        purchase of subsidiaries...........................................      482     1,862        964    3,712
     Communications........................................................      908       732      1,704    1,513
     Advertising and business development..................................    1,507     1,595      2,951    3,182
     Other.................................................................    6,148    16,580     13,075   20,368
                                                                            --------   -------    -------  -------
          Total noninterest expense........................................   59,220    59,909    116,078  107,038
                                                                            --------   -------    -------  -------
          Income before provision for income taxes, minority interest in income of subsidiary and cumulative effect of change
              in accounting principle......................................   14,997    13,890     28,096   37,253
Provision for income taxes.................................................    5,328     5,457     10,099   14,581
                                                                            --------   -------    -------  -------
          Income before minority interest in income of subsidiary and
              cumulativeeffect of change in accounting principle...........    9,669     8,433     17,997   22,672
Minority interest in income of subsidiary..................................      301       534        629    1,045
                                                                            --------   -------    -------  -------
          Income before cumulative effect of change in
              accounting principle.........................................    9,368     7,899     17,368   21,627
Cumulative effect of change in accounting principle, net of tax............       --        --         --   (1,376)
                                                                            --------   -------    -------  -------
          Net income.......................................................    9,368     7,899     17,368   20,251
Preferred stock dividends..................................................      132       132        328      328
                                                                            --------   -------    -------  -------
          Net income available to common stockholders...................... $  9,236     7,767     17,040   19,923
                                                                            ========   =======    =======  =======

Basic earnings per common share:
     Income before cumulative effect of change in accounting principle..... $ 390.35    328.27     720.18   900.21
     Cumulative effect of change in accounting principle, net of tax.......       --        --         --   (58.16)
                                                                            ---------  -------    -------  -------
     Basic................................................................. $ 390.35    328.27     720.18   842.05
                                                                            ========   =======    =======  =======

Diluted earnings per common share:
     Income before cumulative effect of change in accounting principle..... $ 384.48    322.78     712.75   882.65
     Cumulative effect of change in accounting principle, net of tax.......       --        --         --   (58.16)
                                                                            --------   -------    -------  -------
     Diluted............................................................... $ 384.48    322.78     712.75   824.49
                                                                            =========  =======    =======  =======

Weighted average common stock outstanding..................................   23,661    23,661     23,661   23,661
                                                                            ========   =======    =======  =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                          FIRST BANKS, INC.

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                            Six Months Ended June 30, 2002 and 2001 and Six Months Ended December 31, 2001
                                        (dollars expressed in thousands, except per share data)


                                                     Adjustable Rate                                        Accu-
                                                     Preferred Stock                                       mulated
                                                   ------------------                                       Other    Total
                                                   Class A                               Compre-           Compre-   Stock-
                                                   Conver-             Common   Capital  hensive Retained  hensive  holders'
                                                    tible     Class B   Stock   Surplus  Income  Earnings  Income    Equity
                                                    -----     -------   -----   -------  ------- --------  ------    ------

Consolidated balances, December 31, 2000.........  $12,822      241    5,915     2,267            325,580    6,021  352,846
Six months ended June 30, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   20,251    20,251       --   20,251
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    9,529        --    9,529    9,529
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --       --        --    9,069        --    9,069    9,069
          Current period transactions............       --       --       --        --    7,621        --    7,621    7,621
          Reclassification to earnings...........       --       --       --        --   (2,927)       --   (2,927)  (2,927)
                                                                                         ------
      Comprehensive income.......................                                        43,543
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --       343                 --       --      343
                                                   -------      ---    -----     -----            -------  -------  -------
Consolidated balances, June 30, 2001.............   12,822      241    5,915     2,610            345,503   29,313  396,404
Six months ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   44,263    44,263       --   44,263
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --  (11,400)       --  (11,400) (11,400)
        Derivative instruments:
          Current period transactions............       --       --       --        --   19,400        --   19,400   19,400
          Reclassification to earnings...........       --       --       --        --   (3,016)       --   (3,016)  (3,016)
                                                                                         ------
      Comprehensive income.......................       --       --       --        --   49,247
                                                                                         ======
    Class A preferred stock dividends,
        $0.70 per share..........................       --       --       --        --               (448)      --     (448)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --        --                (10)      --      (10)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --     3,464                 --       --    3,464
                                                   -------      ---    -----     -----            -------   ------  -------
Consolidated balances, December 31, 2001.........   12,822      241    5,915     6,074            389,308   34,297  448,657
Six months ended June 30, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   17,368    17,368       --   17,368
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    7,620        --    7,620    7,620
        Derivative instruments:
          Current period transactions............       --       --       --        --    6,397        --    6,397    6,397
                                                                                         ------
      Comprehensive income.......................                                        31,385
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (116)                --       --     (116)
                                                   -------      ---    -----     -----            -------   ------  -------
Consolidated balances, June 30, 2002.............  $12,822      241    5,915     5,958            406,348   48,314  479,598
                                                   =======      ===    =====     =====            =======   ======  =======

-------------------------
(1)  Disclosure of reclassification adjustment:


                                                                        Three Months Ended   Six Months Ended     Six Months Ended
                                                                              June 30,           June 30,           December 31,
                                                                        ------------------   ----------------
                                                                          2002      2001     2002       2001            2001
                                                                          ----      ----     ----       ----            ----

     Unrealized gains on investment securities arising
        during the period..............................................   $7,086   4,098    7,680     9,456               842
     Less reclassification adjustment for gains (losses)
        included in net income.........................................       --      40       60       (73)           12,242
                                                                          -----    -----    -----     -----           -------
     Unrealized gains (losses) on investment securities................   $7,086   4,058    7,620     9,529           (11,400)
                                                                          ======   =====    =====     =====           =======

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                              ---------------------
                                                                                               2002           2001
                                                                                               ----           ----

Cash flows from operating activities:
     Net income...........................................................................   $ 17,368        20,251
     Adjustments to reconcile net income to net cash used in operating activities:
       Cumulative effect of change in accounting principle, net of tax....................         --         1,376
       Depreciation and amortization of bank premises and equipment.......................      9,261         5,734
       Amortization, net of accretion.....................................................      7,020         4,090
       Originations and purchases of loans held for sale..................................   (806,713)     (757,526)
       Proceeds from the sale of loans held for sale......................................    757,023       587,612
       Provision for loan losses..........................................................     25,000         7,110
       Provision for income taxes.........................................................     10,099        14,581
       Payments of income taxes...........................................................    (15,792)      (21,288)
       (Increase) decrease in accrued interest receivable.................................       (218)        2,949
       Interest accrued on liabilities....................................................     84,105       113,890
       Payments of interest on liabilities................................................    (81,341)     (109,947)
       Gain on mortgage loans sold and held for sale......................................    (12,459)       (7,332)
       Gain on sale of credit card portfolio, net of expenses.............................         --        (2,275)
       Net (gain) loss on sales of available-for-sale investment securities...............        (92)          113
       Net loss (gain) on derivative instruments..........................................        249        (5,486)
       Other operating activities, net....................................................      3,147        (8,574)
       Minority interest in income of subsidiary..........................................        629         1,045
                                                                                             --------     ---------
          Net cash used in operating activities...........................................     (2,714)     (153,677)
                                                                                             --------     ---------

Cash flows from investing activities:
     Cash received from acquired entities, net of cash and cash equivalents paid..........     44,097            --
     Proceeds from sales of investment securities available for sale......................        192        71,023
     Maturities of investment securities available for sale...............................    398,629       194,642
     Maturities of investment securities held to maturity.................................      2,405         1,887
     Purchases of investment securities available for sale................................   (416,673)      (57,421)
     Purchases of investment securities held to maturity..................................     (2,260)         (240)
     Proceeds from terminations of derivative instruments.................................         --         5,396
     Net decrease in loans................................................................    118,128        27,258
     Recoveries of loans previously charged-off...........................................      8,297         3,775
     Purchases of bank premises and equipment.............................................     (7,621)      (20,403)
     Other investing activities, net......................................................      4,721         1,098
                                                                                             --------     ---------
          Net cash provided by investing activities.......................................    149,915       227,015
                                                                                             --------     ---------

Cash flows from financing activities:
     Increase in demand and savings deposits..............................................     58,743        11,883
     Decrease in time deposits............................................................   (114,739)      (27,926)
     Decrease in federal funds purchased..................................................    (81,000)           --
     (Decrease) increase in Federal Home Loan Bank advances...............................     (4,600)       50,000
     Increase in securities sold under agreements to repurchase...........................     23,267        10,608
     Advances drawn on note payable.......................................................     36,500         5,000
     Repayments of note payable...........................................................    (54,000)      (53,500)
     Proceeds from issuance of guaranteed preferred subordinated debentures...............     24,233            --
     Payment of preferred stock dividends.................................................       (328)         (328)
     Other financing activities, net......................................................         --           (94)
                                                                                             --------     ---------
          Net cash used in financing activities...........................................   (111,924)       (4,357)
                                                                                             --------     ---------
          Net increase in cash and cash equivalents.......................................     35,277        68,981
Cash and cash equivalents, beginning of period............................................    241,874       198,279
                                                                                             --------     ---------
Cash and cash equivalents, end of period..................................................   $277,151       267,260
                                                                                             ========     =========

Noncash investing and financing activities:
     Reduction of deferred tax asset valuation reserve....................................   $     --           565
     Loans transferred to other real estate...............................................      1,622         1,312
     Loans held for sale transferred to mortgage-backed securities........................    100,317        15,139
     Loans held for sale transferred to loans.............................................      2,741        28,351
                                                                                             ========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. In particular, the guaranteed preferred beneficial interests in First Banks, Inc. and First Banks America, Inc. subordinated debentures has been reclassified into the liabilities section on the consolidated balance sheets rather than presented as a separate line item excluded from the calculation of total liabilities. Consequently, the guaranteed preferred debentures expense has been reclassified to interest expense from noninterest expense in the consolidated statements of income.

         First Banks operates through its subsidiary bank holding companies and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         Union Financial Group, Ltd., headquartered in Swansea, Illinois (UFG), and its wholly owned subsidiary:
              First Bank, headquartered in St. Louis County, Missouri;
         First Banks America, Inc., headquartered in San Francisco, California
           (FBA), and its wholly owned subsidiary:
              The San Francisco Company,  headquartered in San Francisco,
                California (SFC), and its wholly-owned subsidiary:
                  First Bank & Trust, headquartered in San Francisco, California (FB&T).

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 93.76% and 93.69% owned by First Banks at June 30, 2002 and December 31, 2001, respectively.

 (2)     ACQUISITIONS

         On January 15, 2002, First Banks completed its acquisition of Plains Financial Corporation (PFC), and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association (PlainsBank), Des Plaines, Illinois, in exchange for $36.5 million in cash. PFC operated a total of three banking facilities in Des Plaines, Illinois, and one banking office in Elk Grove Village, Illinois. The acquisition was funded from borrowings under First Banks' credit agreement with a group of unaffiliated financial institutions. At the time of the transaction, PFC had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $12.6 million and will not be amortized, but instead will be periodically tested for impairment in accordance with the requirements of SFAS No. 142 (as defined below). The core deposit intangibles were approximately $2.9 million and are being amortized over seven years utilizing the straight-line method. PFC was merged with and into UFG, and PlainsBank was merged with and into First Bank.

         On June 22, 2002, FB&T completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office, including a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years.

 (3)     IMPLEMENTATION OF ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for calendar year-end companies was January 1, 2002.

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

         First Banks completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at June 30, 2002 and December 31, 2001:

                                                        June 30, 2002                December 31, 2001
                                                ----------------------------    --------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles...........    $   13,871           (893)         9,580               --
         Goodwill associated with
           purchases of branch offices......         2,210           (648)         2,210             (576)
                                                ----------        -------       --------          -------
              Total.........................    $   16,081         (1,541)        11,790             (576)
                                                ==========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries.........    $  126,234                       114,226
                                                ==========                      ========

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $482,000 and $964,000 for the three and six months ended June 30, 2002, respectively, and $1.9 million and $3.7 million for the comparable periods in 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                       (dollars expressed
                                                          in thousands)

            Year ending December 31:
                2002...................................  $   2,026
                2003...................................      2,124
                2004...................................      2,124
                2005...................................      2,124
                2006...................................      2,124
                2007...................................      2,124
                                                         ---------
                   Total...............................  $  12,646
                                                         =========

         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2002 were as follows:

                                                    Three Months Ended June 30, 2002       Six Months Ended June 30, 2002
                                                    --------------------------------     ----------------------------------
                                                    First Bank     FB&T        Total     First Bank      FB&T         Total
                                                    ----------     ----        -----     ----------      ----         -----
                                                                      (dollars expressed in thousands)

         Balance, beginning of period............   $ 31,912      96,758     128,670       19,165       96,695        115,860
         Goodwill acquired during period.........         --          --          --       12,577           --         12,577
         Acquisition-related adjustments.........       (739)        (99)       (838)        (569)          --           (569)
         Amortization - purchases of
           branch offices........................         --         (36)        (36)          --          (72)           (72)
                                                    --------     -------     --------     -------       ------        -------
           Balance, end of period................   $ 31,173      96,623     127,796       31,173       96,623        127,796
                                                    ========     =======     =======      =======       ======        =======

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                             --------------------          --------------------
                                                              2002         2001             2002           2001
                                                              ----         ----             ----           ----
                                                                     (dollars expressed in thousands)
       Net income:
         Reported net income...........................     $ 9,368         7,899          17,368         20,251
         Add back - goodwill amortization..............          --         1,817              --          3,623
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $ 9,368         9,716          17,368         23,874
                                                            =======       =======         =======         ======

       Basic earnings per share:
         Reported net income...........................     $390.35        328.27          720.18         842.05
         Add back - goodwill amortization..............          --         76.82              --         153.11
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $390.35        405.09          720.18         995.16
                                                            =======       =======         =======         ======

       Diluted earnings per share:
         Reported net income...........................     $384.48        322.78          712.75         824.49
         Add back - goodwill amortization..............          --         74.31              --         147.54
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $384.48        397.09          712.75         972.03
                                                            =======       =======         =======         ======

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

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                   June 30,
                                                                      -------------------        -------------------
                                                                      2002           2001         2002         2001
                                                                      ----           ----         ----         ----
                                                                             (dollars expressed in thousands)

           Balance, beginning of period...........................    $11,746       7,258        10,125       7,048
           Originated mortgage servicing rights...................      1,522       2,257         3,960       3,291
           Amortization...........................................       (914)       (886)       (1,731)     (1,710)
                                                                      -------       -----        ------      ------
           Balance, end of period.................................    $12,354       8,629        12,354       8,629
                                                                      =======       =====        ======      ======

         Amortization of mortgage servicing rights, as it relates to the balance at June 30, 2002 of $12.4 million, has been estimated through 2007 in the following table:

                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2002 (1)...........................................  $   3,460
                      2003...............................................      3,341
                      2004...............................................      3,138
                      2005...............................................      3,051
                      2006...............................................      1,095
                      2007...............................................         --
                                                                           ---------
                         Total...........................................  $  14,085
                                                                           =========

-----------------------
(1) Includes $1.7 million of amortization for the six months ended June 30, 2002.

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)      Amount
                                                                             -----------   -------------      ------
                                                                           (dollars in thousands, except per share data)
     Three months ended June 30, 2002:
         Basic EPS - income before cumulative effect.....................    $   9,236         23,661      $  390.35
         Cumulative effect of change in accounting principle,
           net of tax....................................................           --             --             --
                                                                             ---------        -------      ---------
         Basic EPS - income available to common stockholders.............        9,236         23,661         390.35
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            695          (5.87)
                                                                             ---------        -------      ---------
         Diluted EPS - income available to common stockholders...........    $   9,364         24,356      $  384.48
                                                                             =========        =======      =========

     Three months ended June 30, 2001:
         Basic EPS - income before cumulative effect.....................    $   7,767         23,661      $  328.27
         Cumulative effect of change in accounting principle,
           net of tax....................................................           --             --             --
                                                                             ---------        -------      ---------
         Basic EPS - income available to common stockholders.............        7,767         23,661         328.27
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            800          (5.49)
                                                                             ---------        -------      ---------
         Diluted EPS - income available to common stockholders...........    $   7,895         24,461      $  322.78
                                                                             =========        =======      =========

     Six months ended June 30, 2002:
         Basic EPS - income before cumulative effect.....................    $  17,040         23,661      $  720.18
         Cumulative effect of change in accounting principle, net of tax.           --             --             --
                                                                             ---------        -------      ---------
         Basic EPS - income available to common stockholders.............       17,040         23,661         720.18
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            696          (7.43)
                                                                             ---------        -------      ---------
         Diluted EPS - income available to common stockholders...........    $  17,361         24,357      $  712.75
                                                                             =========        =======      =========

     Six months ended June 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  21,299         23,661      $  900.21
         Cumulative effect of change in accounting principle,
           net of tax....................................................       (1,376)            --         (58.16)
                                                                             ---------        -------      ---------
         Basic EPS - income available to common stockholders.............       19,923         23,661         842.05
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            893         (17.56)
                                                                             ---------        -------      ---------
         Diluted EPS - income available to common stockholders...........    $  20,244         24,554      $  824.49
                                                                             =========        =======      =========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $978,000 and $1.7 million for the three and six months ended June 30, 2002, and $676,000 and $1.4 million for the comparable periods in 2001, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and various related services to First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $7.0 million and $13.7 million for the three and six months ended June 30, 2002, and $5.6 million and $10.9 million for the comparable periods in 2001, respectively. During the three months ended June 30, 2002 and 2001, First Services, L.P. paid First Banks $975,000 and $498,000, respectively, and during the six months ended June 30, 2002 and 2001, First Services, L.P. paid First Banks $1.9 million and $984,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2002, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of June 30, 2002, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized and FBA as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At June 30, 2002 and December 31, 2001, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                Actual                                   To Be Well
                                                       ------------------------                       Capitalized Under
                                                       June 30,    December 31,      For Capital      Prompt Corrective
                                                        2002           2001       Adequacy Purposes   Action Provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.91%        10.53%            8.0%               10.0%
              First Bank..............................   10.59         10.14             8.0                10.0
              FB&T....................................   10.88         11.27             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    7.61          7.57             4.0                 6.0
              First Bank..............................    9.33          8.89             4.0                 6.0
              FB&T....................................    9.63         10.02             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................    6.78          7.24             3.0                 5.0
              First Bank..............................    7.95          8.67             3.0                 5.0
              FB&T....................................    9.17          9.47             3.0                 5.0

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

         Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust, private banking and institutional money management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.

        The business segment results are summarized as follows:

                                                                             First Bank                         FB&T
                                                                     --------------------------      -------------------------
                                                                     June 30,      December 31,       June 30,   December 31,
                                                                       2002            2001             2002         2001
                                                                       ----            ----             ----         ----
                                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...........................................   $  456,955           245,365        360,218      368,207
Loans, net of unearned discount.................................    3,084,650         3,086,023      2,278,398    2,323,263
Intangibles associated with the purchase
   of subsidiaries, net of amortization.........................       36,788            22,287        103,986      103,153
Total assets....................................................    3,927,412         3,707,081      3,058,123    3,057,920
Deposits........................................................    3,400,478         3,142,676      2,527,248    2,555,396
Note payable....................................................           --                --             --           --
Stockholders' equity............................................      362,293           321,336        394,158      398,713
                                                                   ==========         =========      =========    =========

                                                                             First Bank                         FB&T
                                                                         Three Months Ended              Three Months Ended
                                                                              June 30,                        June 30,
                                                                     --------------------------        ----------------------
                                                                      2002                 2001          2002          2001
                                                                      ----                 ----          ----          ----
Income statement information:

Interest income.................................................   $   59,894            61,391         47,268       52,339
Interest expense................................................       21,595            30,121         12,757       20,712
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................       38,299            31,270         34,511       31,627
Provision for loan losses.......................................        4,200             2,900          7,800          820
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       34,099            28,370         26,711       30,807
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       15,815            13,373          5,264        6,343
Noninterest expense.............................................       36,428            24,561         22,157       22,171
                                                                   ----------         ---------      ---------    ---------
     Income before provision for income taxes
       and minority interest in income of subsidiary............       13,486            17,182          9,818       14,979
Provision for income taxes......................................        4,367             6,000          3,720        5,772
                                                                   ----------         ---------      ---------    ---------
     Income before minority interest in income of subsidiary....        9,119            11,182          6,098        9,207
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
     Net income.................................................   $    9,119            11,182          6,098        9,207
                                                                   ==========         =========      =========    =========


                                                                             First Bank                         FB&T
                                                                          Six Months Ended                Six Months Ended
                                                                              June 30,                        June 30,
                                                                     --------------------------        ----------------------
                                                                      2002                 2001         2002           2001
                                                                      ----                 ----         ----           ----
Income statement information:

Interest income.................................................   $  119,636           122,986         94,134      107,078
Interest expense................................................       44,015            61,297         26,428       43,052
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................       75,621            61,689         67,706       64,026
Provision for loan losses.......................................        9,500             6,200         15,500          910
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       66,121            55,489         52,206       63,116
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       29,687            25,805         10,799       10,853
Noninterest expense.............................................       71,433            48,867         42,833       42,963
                                                                   ----------         ---------      ---------    ---------
     Income before provision for income taxes,
       minority interest in income of
       subsidiary and cumulative effect of change
       in accounting principle..................................       24,375            32,427         20,172       31,006
Provision for income taxes......................................        7,933            11,327          7,622       12,056
                                                                   ----------         ---------      ---------    ---------
     Income before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle.....................................       16,442            21,100         12,550       18,950
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
     Income before cumulative effect of change in
       accounting principle.....................................       16,442            21,100         12,550       18,950
Cumulative effect of change in accounting principle,
       net of tax...............................................           --              (917)            --         (459)
                                                                   ----------         ---------      ---------    ---------
     Net income.................................................   $   16,422            20,183         12,550       18,491
                                                                   ==========         =========      =========    =========
---------------------------
(1)  Corporate and other includes $7.1 million and $4.5 million of guaranteed preferred debenture expense for the three months ended  June 30, 2002 and 2001, respectively. The  applicable  income tax benefit associated with the guaranteed preferred debentures expense was $2.5 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, respectively, corporate and other includes $13.3 million and $9.0 million of guaranteed  preferred  debenture  expense. The  applicable  income  tax  benefit associated with the guaranteed preferred debentures  expense  was  $4.7 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. In addition, corporate and other includes holding company expenses.

                                     Corporate, Other and
                              Intercompany Reclassifications (1)                        Consolidated Totals
                              ----------------------------------               ------------------------------------
                               June 30,           December 31,                    June 30,          December 31,
                                 2002                 2001                          2002                2001
                                 ----                 ----                          ----                ----
                                                       (dollars expressed in thousands)

                                22,851               17,496                      840,024                631,068
                                  (416)                (417)                   5,362,632              5,408,869
                                    --                   --                      140,774                125,440
                                20,527               13,450                    7,006,062              6,778,451
                               (19,331)             (14,168)                   5,908,395              5,683,904
                                10,000               27,500                       10,000                 27,500
                              (276,853)            (271,392)                     479,598                448,657
                             =========             ========                    =========              =========

                                  Corporate, Other and
                             Intercompany Reclassifications (1)                         Consolidated  Totals
                             ----------------------------------                ------------------------------------
                                   Three Months Ended                                   Three Months Ended
                                         June 30,                                             June 30,
                             ----------------------------------                ------------------------------------
                               2002                    2001                      2002                      2001
                               ----                    ----                      ----                      ----

                                   141                 (374)                     107,303                113,356
                                 7,263                4,428                       41,615                 55,261
                             ---------             --------                    ---------              ---------
                                (7,122)              (4,802)                      65,688                 58,095
                                    --                   --                       12,000                  3,720
                             ---------             --------                    ---------              ---------
                                (7,122)              (4,802)                      53,688                 54,375
                             ---------             --------                    ---------              ---------
                                  (550)                (292)                      20,529                 19,424
                                   635               13,177                       59,220                 59,909
                             ---------             --------                    ---------              ---------

                                (8,307)             (18,271)                      14,997                 13,890
                                (2,759)              (6,315)                       5,328                  5,457
                             ---------             --------                    ---------              ---------
                                (5,548)             (11,956)                       9,669                  8,433
                                   301                  534                          301                    534
                             ---------             --------                    ---------              ---------
                                (5,849)             (12,490)                       9,368                  7,899
                             =========             ========                    =========              =========

                                  Corporate, Other and
                             Intercompany Reclassifications (1)                         Consolidated  Totals
                             ----------------------------------                ------------------------------------
                                    Six Months Ended                                      Six Months Ended
                                        June 30,                                              June 30,
                             ----------------------------------                ------------------------------------
                               2002                    2001                       2002                     2001
                               ----                    ----                       ----                     ----

                                   145                 (671)                     213,915                229,393
                                13,662                9,541                       84,105                113,890
                             ---------             --------                    ---------              ---------
                               (13,517)             (10,212)                     129,810                115,503
                                    --                   --                       25,000                  7,110
                             ---------             --------                    ---------              ---------
                               (13,517)             (10,212)                     104,810                108,393
                             ---------             --------                    ---------              ---------
                                (1,122)                (760)                      39,364                 35,898
                                 1,812               15,208                      116,078                107,038
                             ---------             --------                    ---------              ---------


                               (16,451)             (26,180)                      28,096                 37,253
                                (5,456)              (8,802)                      10,099                 14,581
                             ---------             --------                    ---------              ---------


                               (10,995)             (17,378)                      17,997                 22,672
                                   629                1,045                          629                  1,045
                             ---------             --------                    ---------              ---------

                               (11,624)             (18,423)                      17,368                 21,627
                                    --                   --                           --                 (1,376)
                             ---------             --------                    ---------              ---------
                               (11,624)             (18,423)                      17,368                 20,251
                             =========             ========                    =========              =========

(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         On April 10, 2002, First Bank Capital Trust (FBCT), a newly-formed Delaware business trust subsidiary of First Banks, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement offering, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate junior subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $24.2 million, and were used to reduce indebtedness currently outstanding under First Banks' revolving credit line with a group of unaffiliated banks. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus 387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22, beginning on October 22, 2002. Distributions on FBCT's preferred securities were $391,000 for the three and six months ended June 30, 2002.

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

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 154 branch offices throughout California, Illinois, Missouri and Texas. At June 30, 2002, we had total assets of $7.01 billion, loans, net of unearned discount, of $5.36 billion, total deposits of $5.91 billion and total stockholders' equity of $479.6 million.

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

         We operate through two subsidiary banks and three subsidiary bank holding companies as follows:

         Union Financial Group, Ltd., or UFG, headquartered in Swansea,
           Illinois, and its wholly owned subsidiary:
              First Bank, headquartered in St. Louis County, Missouri;
         First Banks America, Inc., or FBA, headquartered in San Francisco,
           California and its wholly owned subsidiary:
              The San Francisco Company, or SFC, headquartered in San Francisco,
                 California, and its wholly owned subsidiary:
                    First Bank & Trust, or FB&T, headquartered in San Francisco,
                       California.

         Our subsidiary banks are wholly owned by their respective parent companies. We owned 93.76% and 93.69% of FBA at June 30, 2002 and December 31, 2001, respectively.

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

                               Financial Condition

         Our total assets were $7.01 billion and $6.78 billion at June 30, 2002 and December 31, 2001, respectively. The increase in total assets is primarily attributable to our acquisition of Plains Financial Corporation, or PFC, in January 2002, which provided total assets of $256.3 million as well as our acquisition of the Denton and Garland, Texas branch offices of Union Planters Bank, National Association, or UPB, completed on June 22, 2002, which provided assets of approximately $63.7 million. The increase in total assets was partially offset by lower loan demand and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank, BYL Bancorp and UFG, completed during the fourth quarter of 2001, and of PFC. Federal funds sold increased by $57.2 million due to the investment of excess funds resulting from reduced loan demand primarily due to economic conditions. Investment securities increased $208.9 million to $840.0 million at June 30, 2002 from $631.1 million at December 31, 2001. We attribute the increase in investment securities primarily to the purchase of available-for-sale investment securities of $517.0 million as well as the $81.0 million of investments acquired in conjunction with our acquisition of PFC, offset by maturities of available-for-sale investment securities of $398.6 million. Derivative instruments increased $15.2 million due to the purchase of two interest rate swap agreements in June 2002 and mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001. See further discussion under "--Interest Rate Risk Management." In addition, intangibles associated with the purchase of subsidiaries increased $15.3 million, which reflects core deposit intangibles and goodwill associated with our acquisition of PFC as well as core deposit intangibles associated with our branch purchases of UPB as further discussed in Note 2 to the consolidated financial statements. The overall increase in assets was partially offset by a decrease in loans, net of unearned discount, of $46.2 million, which is further discussed under "--Loans and Allowance for Loan Losses." Total deposits increased by $224.5 million to $5.91 billion at June 30, 2002 from $5.68 billion at December 31, 2001. The increase reflects deposits of $213.4 million acquired in our PFC acquisition and $64.9 million acquired in our branch purchases offset by an anticipated level of attrition associated with our acquisitions and continued aggressive competition within our market areas. In addition, certain large commercial accounts, particularly related to real estate title and escrow business, sharply reduced their deposit levels, reflecting reduced business activity as a result of general economic conditions. Short-term borrowings decreased $44.2 million to $198.9 million at June 30, 2002 from $243.1 million at December 31, 2001, primarily due to a reduction in federal funds purchased. Our note payable decreased by $17.5 million to $10.0 million at June 30, 2002 from $27.5 million at December 31, 2001 due to $54.0 million in repayments offset by a $36.5 million advance utilized to fund our acquisition of PFC. Guaranteed preferred beneficial interests in subordinated debentures increased $28.1 million due primarily to the issuance of $25.0 million of additional trust preferred securities as more fully described in Note 9 to the consolidated financial statements. Furthermore, accrued expenses and other liabilities decreased $8.8 million to $52.7 million at June 30, 2002 from $61.5 million at December 31, 2001. We attribute this decrease primarily to the timing of certain payments.

                              Results of Operations

Net Income

         Net income was $9.4 million and $17.4 million for the three and six months ended June 30, 2002, respectively, compared to $7.9 million and $20.3 million for the comparable periods in 2001. Results for 2002 reflect increased net interest income and noninterest income, offset by increased provisions for loan losses, reflecting the effects of the current economic environment, increased charge-off, delinquency and higher-than-normal nonperforming trends, and higher operating expenses. The implementation of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of the amortization of certain intangibles associated with the purchase of subsidiaries. As more fully described in Note 3 to the consolidated financial statements, if we had implemented SFAS No. 142 at the beginning of 2001, net income for the three and six months ended June 30, 2001 would have increased $1.8 million and $3.6 million, respectively. In addition, the implementation of SFAS No. 133, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income in 2001. Excluding this item, net income would have been $21.6 million for the six months ended June 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed above and under "--Noninterest Income."

         The decline in earnings primarily reflects higher operating expenses and increased provisions for loan losses associated with the increased charge-off, delinquency and nonperforming trends we are experiencing as a result of current economic conditions. The overall increase in operating expenses for 2002, as further discussed under "--Noninterest Expense," was partially offset by the discontinuation of the amortization of certain intangibles associated with the purchase of subsidiaries in accordance with the implementation of SFAS No. 142. Amortization of intangibles for the three and six months ended June 30, 2002 was $482,000 and $964,000, respectively, compared to $1.9 million and $3.7 million for the comparable periods in 2001. The higher operating expenses and increased provisions for loan losses were partially offset by increased net interest income and noninterest income as further discussed under "--Net Interest Income" and "--Noninterest Income."

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $66.1 million, or 4.24% of interest-earning assets, for the three months ended June 30, 2002, from $58.3 million, or 4.37% of interest-earning assets, for the comparable period in 2001. For the six months ended June 30, 2002 and 2001, net interest income (expressed on a tax equivalent basis) was $130.5 million, or 4.22% of interest-earning assets, and $115.9 million, or 4.39% of interest-earning assets, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during the fourth quarter of 2001 and in January 2002, internal loan growth and earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. As further discussed under "--Interest Rate Risk Management," for the three and six months ended June 30, 2002, these agreements provided net interest income of $12.6 million and $23.8 million, respectively, in comparison to $4.7 million and $5.7 million for the comparable periods in 2001. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates during 2001, generally weaker loan demand and overall economic conditions, resulting in the decline in our net interest margin. Guaranteed preferred debentures expense was $7.1 million and $13.3 million for the three and six months ended June 30, 2002, respectively, compared to $4.5 million and $9.0 million for the comparable periods in 2001. The increase for 2002 is primarily attributable to the issuance of trust preferred securities by our financing subsidiaries. In November 2001, First Preferred Capital Trust III issued $55.2 million of trust preferred securities and in April 2002, First Bank Capital Trust issued $25.8 million of trust preferred securities. The increase also reflects a change in estimate regarding the amortization period over which the deferred issuance costs are being amortized.

         Average loans, net of unearned discount, were $5.39 billion and $5.44 billion for the three and six months ended June 30, 2002, respectively, in comparison to $4.88 billion and $4.84 billion for the comparable periods in 2001. The yield on our loan portfolio, however, decreased to 7.36% and 7.34% for the three and six months ended June 30, 2002, respectively, in comparison to 8.70% and 8.88% for the comparable periods in 2001. This was a major contributor to the decline in our net interest margin of 13 basis points and 17 basis points for the three and six months ended June 30, 2002, respectively, from the comparable periods in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates throughout 2001. During the period from January 1, 2001 through December 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above, the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three and six months ended June 30, 2002, the aggregate weighted average rate paid on our deposit portfolio decreased to 2.71% and 2.80%, respectively, compared to 4.56% and 4.73% for the comparable periods in 2001. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid for the three and six months ended June 30, 2002 is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

         The aggregate weighted average rate paid on our note payable decreased to 3.65% and 3.24% for the three and six months ended June 30, 2002, respectively, compared to 5.93% and 6.78% for the comparable periods in 2001, which is reflective of the current rate environment. Amounts outstanding under our $120.0 million line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate during 2001 and in the outstanding balance of the note payable in 2002. During 2001, our note payable was fully repaid from the proceeds of the trust preferred securities issued by First Preferred Capital Trust III. However, on December 31, 2001, we obtained a $27.5 million advance to fund our acquisition of UFG and in January 2002, we utilized the note payable to fund our acquisition of PFC. The aggregate weighted average rate paid on our short-term borrowings also declined for the three and six months ended June 30, 2002, as compared to the comparable periods in 2001, reflecting reductions in the current interest rate environment.

         The aggregate weighted average rate paid on our guaranteed preferred debentures increased to 11.01% and 10.85% for the three and six months ended June 30, 2002, respectively, from 9.85% and 9.90% for the comparable periods in 2001. The increase is due to the change in estimate regarding the amortization period over which the deferred issuance costs associated with these obligations are being amortized.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                               Three Months Ended June 30,                        Six Months Ended June 30,
                                 -------------------------------------------------   ----------------------------------------------
                                             2002                     2001                      2002                    2001
                                 -------------------------  ----------------------  ----------------------  -----------------------
                                            Interest                Interest                Interest                 Interest
                                   Average  Income/ Yield/  Average Income/ Yield/  Average Income/ Yield/  Average  Income/ Yield/
                                   Balance  Expense Rate    Balance Expense Rate    Balance Expense Rate    Balance  Expense Rate
                                   -------  ------- ----    ------- ------- ----    ------- ------- ----    -------  ------- ------
                                                                         (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)......... $5,391,165  98,916  7.36% $4,883,268 105,923 8.70% $5,443,106 198,038  7.34% $4,840,188 213,061 8.88%
   Investment securities (4)..    701,470   8,127  4.65     388,456   6,466 6.68     679,733  15,644  4.64     428,817  15,072 7.09
   Federal funds sold
     and other................    156,675     653  1.67      82,631   1,160 5.63     115,364     942  1.65      57,511   1,655 5.80
                               ---------- -------        ---------- -------       ---------- -------        ---------- -------
        Total interest-
          earning assets......  6,249,310 107,696  6.91   5,354,355 113,549 8.51   6,238,203 214,624  6.94   5,326,516 229,788 8.70
                                          -------                   -------                  -------                   -------
Nonearning assets.............    663,241                   534,143                  667,649                   517,548
                               ----------                ----------               ----------                ----------
        Total assets.......... $6,912,551                $5,888,498               $6,905,852                $5,844,064
                               ==========                ==========               ==========                ==========
       Liabilities  and
     Stockholders' Equity
     --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits............... $  731,513   2,281  1.25% $  478,771   1,807 1.51% $  695,901   3,953  1.15%  $ 466,634   3,480 1.50%
     Savings deposits.........  1,928,691   9,265  1.93   1,479,117  13,342 3.62   1,921,210  18,434  1.93   1,452,496  27,525 3.82
     Time deposits of $100
       or more (3)............    497,267   4,889  3.94     534,970   7,453 5.59     501,252  10,179  4.10     527,164  15,329 5.86
     Other time deposits (3)..  1,794,830  16,970  3.79   1,778,304  25,954 5.85   1,812,161  35,851  3.99   1,795,382  53,143 5.97
                               ---------- -------        ---------- -------       ---------- -------         --------- -------
        Total interest-
          bearing deposits....  4,952,301  33,405  2.71   4,271,162  48,556 4.56   4,930,524  68,417  2.80   4,241,676  99,477 4.73
   Short-term borrowings......    191,568     912  1.91     174,667   1,673 3.84     183,718   1,829  2.01     166,720   3,662 4.43
   Notes payable..............     19,911     181  3.65      36,700     543 5.93      32,987     530  3.24      52,753   1,773 6.78
   Guaranteed preferred
       debentures(3)..........    259,233   7,117 11.01     182,860   4,489 9.85     247,657  13,329 10.85     182,829   8,978 9.90
                               ---------- -------        ---------- -------       ---------- -------         --------- -------
        Total interest-
          bearing
            liabilities.......  5,423,013  41,615  3.08   4,665,389  55,261 4.75   5,394,886  84,105  3.14   4,643,978 113,890 4.95
                                          -------                   -------                  -------                   -------
Noninterest-bearing
  liabilities:
   Demand deposits............    898,862                   718,259                  918,829                   714,891
   Other liabilities..........    130,394                   107,660                  136,610                   106,335
                               ----------                 ---------                ---------                 ---------
        Total liabilities.....  6,452,269                 5,491,308                6,450,325                 5,465,204
Stockholders' equity..........    460,282                   397,190                  455,527                   378,860
                               -----------               ----------                ---------                 ---------
        Total liabilities
           and stockholders'
           equity............. $6,912,551                $5,888,498               $6,905,852                $5,844,064
                               ==========                ==========               ==========                ==========

Net interest income...........             66,081                    58,288                  130,519                   115,898
                                          =======                   =======                  =======                   =======
Interest rate spread..........                     3.83                     3.76                      3.80                     3.75
Net interest margin (5).......                     4.24%                    4.37%                     4.22%                    4.39%
                                                  =====                     ====                     =====                     ====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%.  The tax-equivalent adjustments were approximately $393,000 and $709,000 for the three and six months ended June 30, 2002, and $193,000 and $395,000 for the comparable periods in 2001, respectively.
(5)  Net interest margin is the ratio of net interest income (expressed on a  tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

         The provision for loan losses was $12.0 million and $25.0 for the three and six months ended June 30, 2002, compared to $3.7 million and $7.1 million for the comparable periods in 2001, respectively. The provision for loan losses reflects the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. We attribute the increase in the provision for loan losses primarily to the overall growth in our loan portfolio, principally through acquisitions, a general increase in risk associated with the continued changing composition of our loan portfolio and a significant increase in net loan charge-offs and past due loans, largely resulting from the slowdown in economic conditions prevalent within our markets. Net loan charge-offs were $7.9 million and $19.7 million for the three and six months ended June 30, 2002, respectively, in comparison to $4.6 million and $11.6 million for the comparable periods in 2001. The increase in net charge-offs reflects the general slowdown in economic conditions prevalent within our markets as well as an aggregate of $12.9 million of loan charge-offs on four large credit relationships during 2002. Loan recoveries were $3.7 million and $8.3 for the three and six months ended June 30, 2002, respectively, in comparison to $1.9 million and $3.8 million for the comparable periods in 2001. Although nonperforming assets and past due loans have declined to $85.2 million at June 30, 2002 from $86.8 million at December 31, 2001, our overall nonperforming and past due trends remain at higher than historical levels and are expected to remain at these levels in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $20.5 million and $39.4 million for the three and six months ended June 30, 2002, respectively, in comparison to $19.4 million and $35.9 million for the comparable periods in 2001. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, a gain on the sale of our credit card portfolio in 2001, bank-owned life insurance investment income, net gains or losses on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees were $7.0 million and $13.5 million for the three and six months ended June 30, 2002, respectively, in comparison to $5.3 million and $10.5 million for the comparable periods in 2001. We attribute the increase in service charges and customer service fees to:

          >>   increased deposit balances provided by internal growth;

          >> our acquisitions completed during 2001 and, to a lesser degree, 2002;

          >> additional products and services available and utilized by our expanding base of consumer and commercial customers;

          >> increased fee income resulting from revisions of customer service charge rates, effective July 1, 2001, and enhanced control of fee waivers; and

          >>   increased   income   associated  with  automated  teller  machine
               services and debit cards.

         The gain on mortgage loans sold and held for sale was $7.3 million and $12.5 million for the three and six months ended June 30, 2002, respectively, in comparison to $3.9 million and $7.3 million for the comparable periods in 2001. The overall increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage loan rates experienced in 2001 as well as the continued expansion of our mortgage banking activities into new and existing markets.

         During the six months ended June 30, 2001, we recorded a $2.3 million pre-tax gain on the sale of our credit card portfolio. The sale of this portfolio was consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Bank-owned life insurance investment income was $1.5 million and $2.8 million for the three and six months ended June 30, 2002, respectively, in comparison to $1.0 million and $2.1 million for the comparable periods in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments made by management to improve our return on this product as well as the reinvestment of earnings.

         The net gain on derivative instruments was $90,000 for the three months ended June 30, 2002 and the net loss on derivative instruments was $249,000 for the six months ended June 30, 2002, in comparison to net gains of $5.0 million and $5.5 million for the comparable periods in 2001, respectively. The decrease in income from derivative instruments reflects $3.8 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreements and fair value hedges.

         Other income was $4.6 million and $10.8 million for the three and six months ended June 30, 2002, respectively, in comparison to $4.2 million and $8.3 million for the comparable periods in 2001. We attribute the primary components of the increase to:

          >> our acquisitions completed during 2001 and, to a lesser extent, 2002;

          >>   increased   portfolio   management  fee  income   associated  our
               Institutional Money Management division;

          >> increased rental income associated with our commercial leasing activities; and

          >> a gain of approximately $448,000 in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000; offset by

          >> the write-down of approximately $943,000 on certain equipment associated with our commercial leasing operation in June 2002.

Noninterest Expense

         Noninterest expense was $59.2 million and $116.1 million for the three and six months ended June 30, 2002, respectively, in comparison to $59.9 million and $107.0 million for the comparable periods in 2001. The increase for the six months ended June 30, 2002 reflects the noninterest expense of our acquisitions completed during 2001 and, to a lesser extent, 2002, including certain nonrecurring expenses associated with those acquisitions as well as increased salaries and employee benefit expenses, furniture and equipment expenses and information technology fees, offset by a decline in amortization of intangibles associated with the purchase of subsidiaries and other expense.

         Salaries and employee benefits were $28.9 million and $56.2 million for the three and six months ended June 30, 2002, respectively, in comparison to $23.3 million and $45.8 million for the comparable periods in 2001. We primarily associate the increase with our 2001 and 2002 acquisitions and higher commissions paid to mortgage loan originators due to increased volume. However, the increase also reflects higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.4 million and $18.2 million for the three and six months ended June 30, 2002, respectively, in comparison to $6.5 million and $13.8 million for the comparable periods in 2001. We primarily attribute the increase to our aforementioned acquisitions, the relocation of certain branches and operational areas, increased depreciation expense associated with numerous capital expenditures and the continued expansion and renovation of various corporate and branch offices, including our facility that houses our centralized operations and certain corporate administrative functions.

         Information technology fees were $8.5 million and $16.6 million for the three and six months ended June 30, 2002, respectively, in comparison to $6.5 million and $13.0 million for the comparable periods in 2001. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels and certain nonrecurring expenses associated with the data processing conversions of UFG and PFC, completed in the first quarter of 2002.

         Legal, examination and professional fees were $2.1 million and $3.6 million for the three and six months ended June 30, 2002, respectively, in comparison to $1.7 million and $3.4 million for the comparable periods in 2001.

We primarily attribute the increase in these fees to the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquisitions.

         Amortization of intangibles associated with the purchase of subsidiaries was $482,000 and $964,000 for the three and six months ended June 30, 2002, respectively, in comparison to $1.9 million and $3.7 million for the comparable periods in 2001. As more fully discussed in Note 3 to our consolidated financial statements, the significant decrease for 2002 is attributable to the implementation of SFAS No. 142 in January 2002.

         Other expense was $6.1 million and $13.1 million for the three and six months ended June 30, 2002, respectively, in comparison to $16.6 million and $20.4 million for the comparable periods in 2001. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the decrease in other expense to a $11.5 million nonrecurring litigation settlement charge in June 2001 associated with a lawsuit brought by an unaffiliated bank against one of our subsidiaries and certain individuals related to allegations arising from the employment by our subsidiary of individuals previously employed by the plaintiff bank, as well as the conduct of those individuals while employed by the plaintiff bank. The decrease was offset by expenses associated with our acquisitions completed during 2001 and, to a lesser extent, 2002, and the overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $5.3 million and $10.1 million for the three and six months ended June 30, 2002, representing an effective income tax rate of 35.5% and 35.9%, respectively, in comparison to $5.5 million and $14.6 million, representing an effective income tax rate of 39.3% and 39.1% for the comparable periods in 2001, respectively. The decrease in the effective income tax rate for 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                      June 30, 2002             December 31, 2001
                                                                -----------------------      ----------------------
                                                                 Notional       Credit       Notional       Credit
                                                                  Amount       Exposure       Amount       Exposure
                                                                  ------       --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       1,942        900,000         1,764
         Fair value hedges....................................     387,450       8,751        200,000         6,962
         Interest rate cap agreements.........................     450,000         559        450,000         2,063
         Interest rate lock commitments.......................      38,000          --         88,000            --
         Forward commitments to sell
           mortgage-backed securities.........................     109,000          --        209,000            --
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

         During the three and six months ended June 30, 2002, the net interest income realized on our derivative financial instruments was $12.6 million and $23.8 million, respectively, in comparison to $4.7 million and $5.7 million for the comparable periods in 2001. In addition, we realized a net gain on derivative instruments, which is included in noninterest income, of $90,000 and $5.0 million for the three months ended June 30, 2002 and 2001, respectively, in comparison to a net loss of $249,000 and a net gain of $5.5 million for the six months ended June 30, 2002 and 2001, respectively. The net decrease in income from 2001 reflects $3.8 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreements and fair value hedges.

Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $3.0 million and $2.9 million at June 30, 2002 and December 31, 2001, respectively, and the amount payable by us was $1.1 million at June 30, 2002 and December 31, 2001.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2002 and December 31, 2001 were as follows:

                                                                Notional   Interest Rate   Interest Rate    Fair
                          Maturity Date                          Amount        Paid          Received      Value
                          -------------                           -----        ----          --------      -----
                                                                         (dollars expressed in thousands)

         June 30, 2002:
             March 14, 2004..................................  $  150,000        1.95%         3.93%     $   2,410
             September 20, 2004..............................     600,000        2.05          6.78         43,500
             March 21, 2005..................................     200,000        1.93          5.24          8,085
             April 2, 2006...................................     100,000        1.93          5.45          4,482
                                                               ----------                                ---------
                                                               $1,050,000        2.00          5.95      $  58,477
                                                               ==========       =====         =====      =========

         December 31, 2001:
             September 20, 2004..............................  $  600,000        2.05%         6.78%     $  40,980
             March 21, 2005..................................     200,000        1.93          5.24          4,951
             April 2, 2006...................................     100,000        1.93          5.45          2,305
                                                               ----------                                ---------
                                                               $  900,000        2.01          6.29      $  48,236
                                                               ==========       =====         =====      =========

     Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >>   During  January  2001,  we  entered  into $50.0  million  notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $4.4 million and $5.2 million at June 30, 2002 and December 31, 2001, respectively, and the amount payable by us under the swap agreements was $927,000 and $1.2 million at June 30, 2002 and December 31, 2001, respectively.

         >>   During May 2002 and June 2002,  we entered  into $55.2 million and
               $86.3 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30% and 2.75%, respectively. In addition, during June 2002, FBA entered into $46.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are our guaranteed preferred beneficial interests in First Banks, Inc. subordinated debentures and First Banks America, Inc. subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $593,400 and $291,000, respectively, at June 30, 2002.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2002 and December 31, 2001 were as follows:

                                                                 Notional   Interest Rate  Interest Rate    Fair
                          Maturity Date                           Amount        Paid         Received       Value
                          -------------                           ------        ----         --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2002:
             January 9, 2004.................................  $   50,000        2.01%         5.37%      $  1,939
             January 9, 2006.................................     150,000        2.01          5.50          7,089
             March 31, 2027..................................      86,250        4.61          9.25            285
             June 30, 2028...................................      46,000        3.83          8.50            239
             December 31, 2031...............................      55,200        4.22          9.00          1,351
                                                               ----------                                 --------
                                                               $  387,450        3.12          7.17       $ 10,903
                                                               ==========       =====         =====       ========

         December 31, 2001:
             January 9, 2004.................................  $   50,000        2.48%         5.37%      $  1,761
             January 9, 2006.................................     150,000        2.48          5.50          3,876
                                                               ----------                                 --------
                                                               $  200,000        2.48          5.47       $  5,637
                                                               ==========       =====         =====       ========

    Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2002 and December 31, 2001, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $559,000 and $2.1 million, respectively.

Pledged Collateral

         At June 30, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $6.0 million and $1.1 million, respectively, in connection with our interest rate swap agreements. In addition, at June 30, 2002, and December 31, 2001, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $71.7 million and $4.9 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $53.9 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at June 30, 2002 and December 31, 2001, we had not done so.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 92.1% and 92.5% of total interest income for the three and six months ended June 30, 2002, respectively, in comparison to 93.4% and 92.8% for the comparable periods in 2001. Total loans, net of unearned discount, decreased $46.2 million to $5.36 billion, or 76.5% of total assets, at June 30, 2002, compared to $5.41 billion, or 79.8% of total assets, at December 31, 2001. The decrease in loans, as reflected on our consolidated balance sheets, exclusive of our acquisition of PFC, which provided loans, net of unearned discount, of $150.4 million, is primarily attributable to declines in our commercial, financial and agricultural and loans held for sale portfolios due to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001 and the first quarter of 2002, as well as current economic conditions prevalent within our markets, resulting in lower loan demand. In addition, our consumer and installment portfolio, net of unearned discount, decreased to $106.3 million at June 30, 2002 from $122.1 million at December 31, 2001. This decrease reflects continued reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    June 30,      December 31,
                                                                                      2002            2001
                                                                                      ----            ----
                                                                                 (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................     $   22,828          19,326
         Real estate construction and development:
              Nonaccrual.....................................................         19,569           3,270
         Real estate mortgage:
              Nonaccrual.....................................................         27,906          41,898
              Restructured terms.............................................          1,972           2,013
         Consumer and installment:
              Nonaccrual.....................................................            901             794
              Restructured terms.............................................             --               7
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         73,176          67,308
         Other real estate...................................................          3,949           4,316
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    77,125          71,624
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,362,632       5,408,869
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     8,061          15,156
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................           1.94%           1.80%
              Nonperforming loans to loans...................................           1.36            1.24
              Allowance for loan losses to nonperforming loans...............         141.84          144.36
              Nonperforming assets to loans and other real estate............           1.44            1.32
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $73.2 million at June 30, 2002, in comparison to $67.3 million at December 31, 2001. The increase in nonperforming loans is primarily attributable to the addition of a $16.1 million borrowing relationship to nonaccrual real estate construction and development loans during the second quarter of 2002. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing at inception, project delays and weak project management. This relationship had previously been on nonaccrual status and was removed from nonaccrual status during the third quarter of 2001 due to financing being recast with a new borrower, who appeared able to meet ongoing developmental expectations. Subsequent to that time, the new borrower has encountered internal management problems, which have negatively impacted and further delayed development of the project. Excluding this borrowing relationship, nonperforming loans decreased $10.2 million from December 31, 2001, primarily as a result of increased loan charge-offs. Loan charge-offs increased significantly to $11.6 million and $28.0 million for the three and six months ended June 30, 2002, respectively, from $6.4 million and $15.3 million for the comparable periods in 2001, primarily due to the general slowdown in economic conditions as well as charge-offs aggregating $12.9 million on four large credit relationships. We attribute the higher trends in nonperforming and delinquent loans and charge-offs to cyclical trends experienced within the banking industry, as a result of economic slowdown. Consistent with the general economic slow down experienced within our primary markets, we anticipate this trend will continue in the near future.

         The following table is a summary of our loan loss experience for the periods indicated:


                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,               June 30,
                                                                       ------------------     ------------------
                                                                        2002       2001        2002        2001
                                                                        ----       ----        ----        ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............  $  99,683  77,996      97,164     81,592
         Acquired allowances for loan losses.........................         --      --       1,366         --
                                                                       --------- -------     -------    -------
                                                                          99,683  77,996      98,530     81,592
                                                                       --------- -------     -------    -------
         Loans charged-off...........................................    (11,625) (6,433)    (28,033)   (15,336)
         Recoveries of loans previously charged-off..................      3,736   1,858       8,297      3,775
                                                                       --------- -------     -------    -------
         Net loan charge-offs........................................     (7,889) (4,575)    (19,736)   (11,561)
                                                                       --------- -------     -------    -------
         Provision for loan losses...................................     12,000   3,720      25,000      7,110
                                                                       --------- -------     -------    -------
         Allowance for loan losses, end of period....................  $ 103,794  77,141     103,794     77,141
                                                                       ========= =======     =======    =======

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

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $709.4 million and $754.8 million at June 30, 2002 and December 31, 2001, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at June 30, 2002:

                                                             (dollars expressed
                                                                in thousands)

         Three months or less.................................     $367,601
         Over three months through six months.................      115,572
         Over six months through twelve months................      105,943
         Over twelve months...................................      120,248
                                                                   --------
                Total.........................................     $709,364
                                                                   ========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2002 and December 31, 2001, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.19 billion and $1.21 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $363.5 million and $234.6 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, there were no amounts outstanding under either of these agreements.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.1% of net interest income, based on assets and liabilities at December 31, 2001. At June 30, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three and six months ended June 30, 2002 as compared to the comparable periods in 2001 and further discussed under "--Results of Operations." During the three and six months ended June 30, 2002, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           Part II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

          Exhibit Number                Description
          --------------                -----------

               4.15 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002.

               4.16 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002.

               4.17 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002.

               4.18 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002.

               4.19 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002.

               99.1              Certification  of  Periodic Report - Chief
                                 Executive Officer.

               99.2              Certification of  Periodic  Report - Chief
                                 Financial Officer.

(b)   We filed no reports on Form 8-K for the three months ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST BANKS, INC.



August 12, 2002                 By: /s/  James F. Dierberg
                                    -------------------------------------------
                                         James F. Dierberg
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


August 12, 2002                 By: /s/  Allen H. Blake
                                    -------------------------------------------
                                         Allen H. Blake
                                         President, and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                                                    Exhibit 4.15













                               FIRST BANKS, INC.
                                    as Issuer








                                    INDENTURE
                           Dated as of April 10, 2002

                            WILMINGTON TRUST COMPANY

                                   as Trustee



           FLOATING RATE JUNIOR SUBORDINATED DEBT SECURITIES DUE 2032



                                TABLE OF CONTENTS
                                                                                                    Page
                                                                                                    ----

Parties.............................................................................................  1
Recitals............................................................................................  1
Authorization of Indenture..........................................................................  1
Compliance with Legal Requirements..................................................................  1
Purpose of and Consideration for Indenture..........................................................  1

                                    ARTICLE I
                                   DEFINITIONS

     SECTION 1.01. Definitions......................................................................  1
Additional Interest.................................................................................  1
Additional Provisions...............................................................................  1
Authenticating Agent................................................................................  1
Bankruptcy Law......................................................................................  1
Board of Directors..................................................................................  2
Board Resolution....................................................................................  2
Business Day........................................................................................  2
Calculation Agent...................................................................................  2
Capital Securities..................................................................................  2
Capital Securities Guarantee........................................................................  2
Capital Treatment Event.............................................................................  2
Certificate.........................................................................................  3
Common Securities...................................................................................  3
Company.............................................................................................  3
Comparable Treasury Issue...........................................................................  3
Comparable Treasury Price...........................................................................  3
Debt Security or Debt Securities....................................................................  3
Debt Security Register..............................................................................  3
Declaration.........................................................................................  3
Default.............................................................................................  3
Defaulted Interest..................................................................................  3
Deferred Interest...................................................................................  4
Event of Default....................................................................................  4
Extension Period....................................................................................  4
Federal Reserve.....................................................................................  4
Indenture...........................................................................................  4
Institutional Trustee...............................................................................  4
Interest Payment Date...............................................................................  4
Interest Rate.......................................................................................  4
Investment Company Event............................................................................  4
LIBOR...............................................................................................  4
LIBOR Banking Day...................................................................................  4
LIBOR Business Day..................................................................................  4
LIBOR Determination Date............................................................................  5
Liquidation Amount..................................................................................  5
Maturity Date.......................................................................................  5
Officers' Certificate...............................................................................  5
Opinion of Counsel..................................................................................  5
outstanding.........................................................................................  5
Person..............................................................................................  5
Predecessor.........................................................................................  6
Primary Treasury Dealer.............................................................................  6
Principal Office of the Trustee.....................................................................  6


Quotation Agent.....................................................................................  6
Redemption Date.....................................................................................  6
Redemption Price....................................................................................  6
Reference Treasury Dealer...........................................................................  6
Reference Treasury Dealer Quotations................................................................  6
Remaining Life......................................................................................  6
Responsible Officer.................................................................................  6
Securities Act......................................................................................  7
Securityholder, holder of Debt Securities...........................................................  7
Senior..............................................................................................  7
Special Event.......................................................................................  7
Special Redemption Date.............................................................................  7
Special Redemption Price............................................................................  7
Subsidiary..........................................................................................  8
Tax Event...........................................................................................  8
Treasury Rate.......................................................................................  8
Trust...............................................................................................  9
Trust Indenture Act.................................................................................  9
Trust Securities....................................................................................  9
Trustee.............................................................................................  9
United States.......................................................................................  9
U.S. Person.........................................................................................  9

                                   ARTICLE II
                                 DEBT SECURITIES

SECTION 2.01. Authentication and Dating.............................................................  9
SECTION 2.02. Form of Trustee's Certificate of Authentication....................................... 10
SECTION 2.03. Form and Denomination of Debt Securities.............................................. 10
SECTION 2.04. Execution of Debt Securities.......................................................... 10
SECTION 2.05. Exchange and Registration of Transfer of Debt Securities.............................. 11
SECTION 2.06. Mutilated, Destroyed, Lost or Stolen Debt Securities.................................. 14
SECTION 2.07. Temporary Debt Securities............................................................. 14
SECTION 2.08. Payment of Interest................................................................... 15
SECTION 2.09. Cancellation of Debt Securities Paid, etc............................................. 16
SECTION 2.10. Computation of Interest............................................................... 16
SECTION 2.11. Extension of Interest Payment Period.................................................. 18
SECTION 2.12. CUSIP Numbers......................................................................... 19

                                   ARTICLE III
                       PARTICULAR COVENANTS OF THE COMPANY

SECTION 3.01. Payment of Principal, Premium and Interest; Agreed Treatment of the Debt
                 Securities......................................................................... 19
SECTION 3.02. Offices for Notices and Payments, etc................................................. 20
SECTION 3.03. Appointments to Fill Vacancies in Trustee's Office.................................... 20
SECTION 3.04. Provision as to Paying Agent.......................................................... 21
SECTION 3.05. Certificate to Trustee................................................................ 22
SECTION 3.06. Additional Interest................................................................... 22
SECTION 3.07. Compliance with Consolidation Provisions.............................................. 22
SECTION 3.08. Limitation on Dividends............................................................... 22
SECTION 3.09. Covenants as to the Trust............................................................. 23





                                   ARTICLE IV
                    LISTS AND REPORTS BY THE COMPANY AND THE
                                     TRUSTEE

SECTION 4.01. Securityholders' Lists................................................................ 24
SECTION 4.02. Preservation and Disclosure of Lists.................................................. 24

                                    ARTICLE V
                   REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS
                            UPON AN EVENT OF DEFAULT

SECTION 5.01. Events of Default..................................................................... 25
SECTION 5.02. Payment of Debt Securities on Default; Suit Therefor.................................. 27
SECTION 5.03. Application of Moneys Collected by Trustee............................................ 29
SECTION 5.04. Proceedings by Securityholders........................................................ 29
SECTION 5.05. Proceedings by Trustee................................................................ 30
SECTION 5.06. Remedies Cumulative and Continuing.................................................... 30
SECTION 5.07. Direction of Proceedings and Waiver of Defaults by Majority of
                 Securityholders.................................................................... 30
SECTION 5.08. Notice of Defaults.................................................................... 31
SECTION 5.09. Undertaking to Pay Costs.............................................................. 31

                                   ARTICLE VI
                             CONCERNING THE TRUSTEE

SECTION 6.01. Duties and Responsibilities of Trustee................................................ 32
SECTION 6.02. Reliance on Documents, Opinions, etc.................................................. 33
SECTION 6.03. No Responsibility for Recitals, etc................................................... 34
SECTION 6.04. Trustee, Authenticating Agent, Paying Agents, Transfer Agents
                 or Registrar May Own Debt Securities............................................... 34
SECTION 6.05. Moneys to be Held in Trust............................................................ 34
SECTION 6.06. Compensation and Expenses of Trustee.................................................. 35
SECTION 6.07. Officers' Certificate as Evidence..................................................... 35
SECTION 6.08. Eligibility of Trustee................................................................ 36
SECTION 6.09. Resignation or Removal of Trustee..................................................... 36
SECTION 6.10. Acceptance by Successor Trustee....................................................... 37
SECTION 6.11. Succession by Merger, etc............................................................. 38
SECTION 6.12. Authenticating Agents................................................................. 39

                                   ARTICLE VII
                         CONCERNING THE SECURITYHOLDERS

SECTION 7.01. Action by Securityholders............................................................. 40
SECTION 7.02. Proof of Execution by Securityholders................................................. 41
SECTION 7.03. Who Are Deemed Absolute Owners........................................................ 41
SECTION 7.04. Debt Securities Owned by Company Deemed Not Outstanding............................... 41
SECTION 7.05. Revocation of Consents; Future Holders Bound.......................................... 42



                                  ARTICLE VIII
                            SECURITYHOLDERS' MEETINGS


SECTION 8.01. Purposes of Meetings.................................................................. 42
SECTION 8.02. Call of Meetings by Trustee........................................................... 43
SECTION 8.03. Call of Meetings by Company or Securityholders........................................ 43
SECTION 8.04. Qualifications for Voting............................................................. 43
SECTION 8.05. Regulations........................................................................... 43
SECTION 8.06. Voting................................................................................ 44
SECTION 8.07. Quorum; Actions....................................................................... 45

                                   ARTICLE IX
                             SUPPLEMENTAL INDENTURES

SECTION 9.01. Supplemental Indentures without Consent of Securityholders............................ 46
SECTION 9.02. Supplemental Indentures with Consent of Securityholders............................... 47
SECTION 9.03. Effect of Supplemental Indentures..................................................... 48
SECTION 9.04. Notation on Debt Securities........................................................... 48
SECTION 9.05. Evidence of Compliance of Supplemental Indenture to be
                 Furnished to Trustee............................................................... 49

                                    ARTICLE X
                            REDEMPTION OF SECURITIES

SECTION 10.01. Optional Redemption.................................................................. 49
SECTION 10.02. Special Event Redemption............................................................. 49
SECTION 10.03. Notice of Redemption; Selection of Debt Securities................................... 49
SECTION 10.04. Payment of Debt Securities Called for Redemption..................................... 50

                                   ARTICLE XI
                CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE

SECTION 11.01. Company May Consolidate, etc., on Certain Terms...................................... 51
SECTION 11.02. Successor Entity to be Substituted................................................... 51
SECTION 11.03. Opinion of Counsel to be Given to Trustee............................................ 52

                                   ARTICLE XII
                     SATISFACTION AND DISCHARGE OF INDENTURE

SECTION 12.01. Discharge of Indenture............................................................... 52
SECTION 12.02. Deposited Moneys to be Held in Trust by Trustee...................................... 53
SECTION 12.03. Paying Agent to Repay Moneys Held.................................................... 53
SECTION 12.04. Return of Unclaimed Moneys........................................................... 53

                                  ARTICLE XIII
                    IMMUNITY OF INCORPORATORS, STOCKHOLDERS,
                             OFFICERS AND DIRECTORS

SECTION 13.01. Indenture and Debt Securities Solely Corporate Obligations........................... 53

                                   ARTICLE XIV
                            MISCELLANEOUS PROVISIONS

SECTION 14.01. Successors........................................................................... 54
SECTION 14.02. Official Acts by Successor Entity.................................................... 54
SECTION 14.03. Surrender of Company Powers.......................................................... 54
SECTION 14.04. Addresses for Notices, etc........................................................... 54
SECTION 14.05. Governing Law........................................................................ 55
SECTION 14.06. Evidence of Compliance with Conditions Precedent..................................... 55
SECTION 14.07. Non-Business Days.................................................................... 55
SECTION 14.08. Table of Contents, Headings, etc..................................................... 56
SECTION 14.09. Execution in Counterparts............................................................ 56
SECTION 14.10. Separability......................................................................... 56
SECTION 14.11. Assignment........................................................................... 56
SECTION 14.12. Acknowledgment of Rights............................................................. 56


                                   ARTICLE XV
                        SUBORDINATION OF DEBT SECURITIES

SECTION 15.01. Agreement to Subordinate............................................................. 57
SECTION 15.02. Default on Senior Indebtedness....................................................... 57
SECTION 15.03. Liquidation; Dissolution; Bankruptcy................................................. 58
SECTION 15.04. Subrogation.......................................................................... 59
SECTION 15.05. Trustee to Effectuate Subordination.................................................. 60
SECTION 15.06. Notice by the Company................................................................ 60
SECTION 15.07. Rights of the Trustee; Holders of Senior Indebtedness................................ 61
SECTION 15.08. Subordination May Not Be Impaired.................................................... 61

EXHIBITS

EXHIBIT A      FORM OF DEBT SECURITY


               THIS INDENTURE, dated as of April 10, 2002, between First Banks, Inc., a bank holding company incorporated in Missouri (hereinafter sometimes called the "Company"), and Wilmington Trust Company, a Delaware banking corporation, as trustee (hereinafter sometimes called the "Trustee").

                              W I T N E S S E T H :

               WHEREAS, for its lawful corporate purposes, the Company has duly authorized the issuance of its Floating Rate Junior Subordinated Debt Securities due 2032 (the "Debt Securities") under this Indenture and to provide, among other things, for the execution and authentication, delivery and administration thereof, the Company has duly authorized the execution of this Indenture.

               NOW, THEREFORE, in consideration of the premises, and the purchase of the Debt Securities by the holders thereof, the Company covenants and agrees with the Trustee for the equal and proportionate benefit of the respective holders from time to time of the Debt Securities as follows:

                                    ARTICLE I

                                   DEFINITIONS

         SECTION 1.01. Definitions.
                       -----------

               The terms defined in this Section 1.01 (except as herein otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section 1.01. All accounting terms used herein and not expressly defined shall have the meanings assigned to such terms in accordance with generally accepted accounting principles and the term "generally accepted accounting principles" means such accounting principles as are generally accepted in the United States at the time of any computation. The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

               "Additional Interest" shall have the meaning set forth in Section 3.06.

               "Additional  Provisions"  shall  have the  meaning  set  forth in
Section 15.01.

               "Authenticating Agent" means any agent or agents of the Trustee which at the time shall be appointed and acting pursuant to Section 6.12.

               "Bankruptcy Law" means Title 11, U.S. Code, or any similar federal or state law for the relief of debtors.

               "Board of Directors" means the board of directors or the executive committee or any other duly authorized designated officers of the Company.

               "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification and delivered to the Trustee. "Business Day" means any day other than a Saturday, Sunday or any other day on which banking institutions in Wilmington, Delaware, New York City or St. Louis, Missouri are permitted or required by any applicable law or executive order to close.

               "Calculation Agent" means the Person identified as "Trustee" in the first paragraph hereof with respect to the Debt Securities and the Institutional Trustee with respect to the Trust Securities.

               "Capital Securities" means undivided beneficial interests in the assets of the Trust which are designated as "TRUPS(R)" and rank pari passu with Common Securities issued by the Trust; provided, however, that if an Event of
                                        --------   -------
Default (as defined in the Declaration) has occurred and is continuing, the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

               "Capital Securities Guarantee" means the guarantee agreement that the Company will enter into with Wilmington Trust Company or other Persons that operates directly or indirectly for the benefit of holders of Capital Securities of the Trust.

               "Capital Treatment Event " means the receipt by the Company and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to, or change in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debt Securities, there is more than an insubstantial risk that the Company will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate Liquidation Amount of the Capital Securities as "Tier 1 Capital" (or the then equivalent thereof) for purposes of the capital adequacy guidelines of the Federal Reserve (or any successor regulatory authority with jurisdiction over bank holding companies), as then in effect and applicable to the Company, provided, however, that the distribution of the Debt Securities in
             --------   -------
connection with the liquidation of the Trust by the Company shall not in and of itself constitute a Capital Treatment Event unless such liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

               "Certificate" means a certificate signed by any one of the principal executive officer, the principal financial officer or the principal accounting officer of the Company.

               "Common Securities" means undivided beneficial interests in the assets of the Trust which are designated as "Common Securities" and rank pari passu with Capital Securities issued by the Trust; provided, however, that if an
                                                   --------  -------
Event of Default (as defined in the Declaration) has occurred and is continuing, the rights of holders of such Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of such Capital Securities.

               "Company" means First Banks, Inc., a bank holding company incorporated in Missouri, and, subject to the provisions of Article XI, shall include its successors and assigns.

               "Comparable Treasury Issue " means with respect to any Special Redemption Date, the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the Remaining Life that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the Remaining Life. If no United States Treasury security has a maturity which is within a period from three months before to three months after April 22, 2007, the two most closely corresponding United States Treasury securities shall be used as the Comparable Treasury Issue, and the Treasury Rate shall be interpolated or extrapolated on a straight-line basis, rounding to the nearest month using such securities.

               "Comparable Treasury Price" means (a) the average of five Reference Treasury Dealer Quotations for such Special Redemption Date, after excluding the highest and lowest such Reference Treasury Dealer Quotations, or
(b) if the Quotation Agent receives fewer than five such Reference Treasury Dealer Quotations, the average of all such Quotations.

               "Debt Security" or "Debt Securities" has the meaning stated in the first recital of this Indenture.

               "Debt  Security  Register"  has the meaning  specified in Section
2.05.

               "Declaration" means the Amended and Restated Declaration of Trust of the Trust dated as of April 10, 2002, as amended or supplemented from time to time.

               "Default" means any event, act or condition that with notice or lapse of time, or both, would constitute an Event of Default.

               "Defaulted Interest" has the meaning set forth in Section 2.08.

               "Deferred Interest" has the meaning set forth in Section 2.11.

               "Event of Default" means any event specified in Section 5.01, which has continued for the period of time, if any, and after the giving of the notice, if any, therein designated.

               "Extension Period" has the meaning set forth in Section 2.11.

               "Federal Reserve " means the Board of Governors of the Federal Reserve System.

               "Indenture" means this instrument as originally executed or, if amended or supplemented as herein provided, as so amended or supplemented, or both.

               "Institutional   Trustee"  has  the  meaning  set  forth  in  the
Declaration.

               "Interest Payment Date" means April 22 and October 22 of each year, commencing on October 22, 2002, during the term of this Indenture.

               "Interest Rate" means a per annum rate of interest, reset semi-annually, equal to LIBOR, as determined on the LIBOR Determination Date immediately preceding each Interest Payment Date, plus 3.875%; provided, that
                                                                 --------
the applicable Interest Rate may not exceed 11.00% through the Interest Payment Date in April 2007.

               "Investment Company Event" means the receipt by the Company and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of a change in law or regulation or written change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion will be, considered an "investment company" that is required to be registered under the Investment Company Act of 1940, as amended, which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the original issuance of the Debt Securities.

               "LIBOR" means the London Interbank Offered Rate for six-month U.S. Dollar deposits in Europe as determined by the Calculation Agent according to Section 2.10(b).

               "LIBOR Banking Day" has the meaning set forth in Section 2.10(b)(1).

               "LIBOR Business Day" has the meaning set forth in Section 2.10(b)(1).

               "LIBOR Determination Date" has the meaning set forth in Section 2.10(b).

               "Liquidation Amount " means the stated amount of $1,000 per Trust Security.

               "Maturity Date" means April 22, 2032.

               "Officers' Certificate" means a certificate signed by the Chairman of the Board, the Vice Chairman, the President or any Vice President, and by the Chief Financial Officer, the Treasurer, an Assistant Treasurer, the Comptroller, an Assistant Comptroller, the Secretary or an Assistant Secretary of the Company, and delivered to the Trustee. Each such certificate shall include the statements provided for in Section 14.06 if and to the extent required by the provisions of such Section.

               "Opinion of Counsel" means an opinion in writing signed by legal counsel, who may be an employee of or counsel to the Company, or may be other counsel reasonably satisfactory to the Trustee. Each such opinion shall include the statements provided for in Section 14.06 if and to the extent required by the provisions of such Section. The term "outstanding," when used with reference to Debt Securities, subject to the provisions of Section 7.04, means, as of any particular time, all Debt Securities authenticated and delivered by the Trustee or the Authenticating Agent under this Indenture, except

               (a) Debt Securities theretofore canceled by the Trustee or the Authenticating Agent or delivered to the Trustee for cancellation;

               (b) Debt Securities, or portions thereof, for the payment or redemption of which moneys in the necessary amount shall have been deposited in trust with the Trustee or with any paying agent (other than the Company) or shall have been set aside and segregated in trust by the Company (if the Company shall act as its own paying agent); provided, that, if such Debt Securities, or portions thereof, are to be redeemed prior to maturity thereof, notice of such redemption shall have been given as provided in Articles X and XIV or provision satisfactory to the Trustee shall have been made for giving such notice; and

               (c) Debt Securities paid pursuant to Section 2.06 or in lieu of or in substitution for which other Debt Securities shall have been authenticated and delivered pursuant to the terms of Section 2.06 unless proof satisfactory to the Company and the Trustee is presented that any such Debt Securities are held by bona fide holders in due course.

               "Person" means any individual, corporation, limited liability company, partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

               "Predecessor Security" of any particular Debt Security means every previous Debt Security evidencing all or a portion of the same debt as that evidenced by such particular Debt Security; and, for the purposes of this definition, any Debt Security authenticated and delivered under Section 2.06 in lieu of a lost, destroyed or stolen Debt Security shall be deemed to evidence the same debt as the lost, destroyed or stolen Debt Security.

               "Primary   Treasury   Dealer"  means  a  primary   United  States
Government securities dealer in New York City.

               "Principal Office of the Trustee," or other similar term, means the office of the Trustee, at which at any particular time its corporate trust business shall be principally administered, which at all times shall be located within the United States and at the time of the execution of this Indenture shall be Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001.

               "Quotation Agent " means Salomon Smith Barney Inc. and its successors; provided, however, that if the foregoing shall cease to be a Primary
            --------  -------
Treasury Dealer, the Company shall substitute therefor another Primary Treasury Dealer.

               "Redemption Date" has the meaning set forth in Section 10.01.

               "Redemption Price" means 100% of the principal amount of the Debt Securities being redeemed plus accrued and unpaid interest on such Debt Securities to the Redemption Date or, in the case of a redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Special Redemption Date is on or after April 22, 2007.

               "Reference  Treasury  Dealer" means (i) the  Quotation  Agent and
(ii)  any  other  Primary   Treasury   Dealer  selected  by  the  Trustee  after
consultation with the Company.

               "Reference Treasury Dealer Quotations " means, with respect to each Reference Treasury Dealer and any Special Redemption Date, the average, as determined by the Quotation Agent, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third Business Day preceding such Special Redemption Date.

               "Remaining Life" means, with respect to any Debt Security, the period from the Special Redemption Date for such Debt Security to April 22, 2007.

               "Responsible Officer" means, with respect to the Trustee, any officer within the Principal Office of the Trustee with direct responsibility for the administration of the Indenture, including any vice-president, any assistant vice-president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Principal Trust Office of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

               "Securities Act" means the Securities Act of 1933, as amended from time-to time, or any successor legislation.

               "Securityholder," "holder of Debt Securities" or other similar terms, means any Person in whose name at the time a particular Debt Security is registered on the Debt Security Register.

               "Senior Indebtedness" means, with respect to the Company, (i) the principal, premium, if any, and interest in respect of (A) indebtedness of the Company for money borrowed and (B) indebtedness evidenced by securities, debentures, notes, bonds or other similar instruments issued by the Company;
(ii) all capital lease obligations of the Company; (iii) all obligations of the Company issued or assumed as the deferred purchase price of property, all conditional sale obligations of the Company and all obligations of the Company under any title retention agreement (but excluding trade accounts payable arising in the ordinary course of business); (iv) all obligations of the Company for the reimbursement of any letter of credit, any banker's acceptance, any security purchase facility, any repurchase agreement or similar arrangement, any interest rate swap, any other hedging arrangement, any obligation under options or any similar credit or other transaction; (v) all obligations of the type referred to in clauses (i) through (iv) above of other Persons for the payment of which the Company is responsible or liable as obligor, guarantor or otherwise; (vi) all obligations of the type referred to in clauses (i) through
(v) above of other Persons secured by any lien on any property or asset of the Company (whether or not such obligation is assumed by the Company), whether incurred on or prior to the date of this Indenture or thereafter incurred, unless, with the prior approval of the Federal Reserve if not otherwise generally approved, in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are not superior or are pari passu in right of payment to (including without limitation the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I and the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II) the Debt Securities; and (vii) all obligations of the Company in respect of the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III under that certain Indenture by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee dated as of November 15, 2001.

               "Special Event" means any of a Tax Event, an Investment Company Event or a Capital Treatment Event.

               "Special Redemption Date" has the meaning set forth in 10.02.

               "Special Redemption Price" means (1) if the Special Redemption Date is before April 22, 2007, the greater of (a) 100% of the principal amount of the Debt Securities being redeemed pursuant to Section 10.02 or (b) as determined by a Quotation Agent, the sum of the present values of the principal amount payable as part of the Redemption Price with respect to a redemption as of April 22, 2007, together with the present value of interest payments calculated at a fixed per annum rate of interest equal to 9.95% over the Remaining Life of such Debt Securities, discounted to the Special Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 0.50%, plus, in the case of either (a) or (b), accrued and unpaid interest on such Debt Securities to the Special Redemption Date and (2) if the Special Redemption Date is on or after April 22, 2007, the Redemption Price for such Special Redemption Date.

               "Subsidiary" means, with respect to any Person, (i) any corporation, at least a majority of the outstanding voting stock of which is owned, directly or indirectly, by such Person or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries, (ii) any general partnership, joint venture or similar entity, at least a majority of the outstanding partnership or similar interests of which shall at the time be owned by such Person, or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries, and (iii) any limited partnership of which such Person or any of its Subsidiaries is a general partner. For the purposes of this definition, "voting stock" means shares, interests, participations or other equivalents in the equity interest (however designated) in such Person having ordinary voting power for the election of a majority of the directors (or the equivalent) of such Person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

               "Tax Event" means the receipt by the Company and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, regulatory procedure, notice or announcement (an "Administrative Action")) or judicial decision interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Company or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debt Securities, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United States federal income tax with respect to income received or accrued on the Debt Securities; (ii) interest payable by the Company on the Debt Securities is not, or within 90 days of the date of such opinion, will not be, deductible by the Company, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes (including withholding taxes), duties, assessments or other governmental charges.

               "Treasury Rate" means (i) the yield, under the heading which represents the average for the week immediately prior to the date of calculation, appearing in the most recently published statistical release designated H.15 (519) or any successor publication which is published weekly by the Federal Reserve and which establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities," for the maturity corresponding to the Remaining Life (if no maturity is within three months before or after the Remaining Life, yields for the two published maturities most closely corresponding to the Remaining Life shall be determined and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding to the nearest month) or (ii) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per annum equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such Special Redemption Date. The Treasury Rate shall be calculated on the third Business Day preceding the Special Redemption Date.

               "Trust" means First Bank Capital Trust, the Delaware business trust, or any other similar trust created for the purpose of issuing Capital Securities in connection with the issuance of Debt Securities under this Indenture, of which the Company is the sponsor.

               "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended from time-to-time, or any successor legislation.

               "Trust Securities" means Common Securities and Capital Securities of First Bank Capital Trust.

               "Trustee" means the Person identified as "Trustee" in the first paragraph hereof, and, subject to the provisions of Article VI hereof, shall also include its successors and assigns as Trustee hereunder. "United States" means the United States of America and the District of Columbia.

               "U.S. Person" has the meaning given to United States Person as set forth in Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended.

                                   ARTICLE II

                                 DEBT SECURITIES

         SECTION 2.01. Authentication and Dating.
                       -------------------------

               Upon the execution and delivery of this Indenture, or from time to time thereafter, Debt Securities in an aggregate principal amount not in excess of $25,774,000 may be executed and delivered by the Company to the Trustee for authentication, and the Trustee shall thereupon authenticate and make available for delivery said Debt Securities to or upon the written order of the Company, signed by its Chairman of the Board of Directors, Vice Chairman, President or Chief Financial Officer or one of its Vice Presidents, without any further action by the Company hereunder. In authenticating such Debt Securities, and accepting the additional responsibilities under this Indenture in relation to such Debt Securities, the Trustee shall be entitled to receive, and (subject to Section 6.01) shall be fully protected in relying upon a copy of any Board Resolution or Board Resolutions relating thereto and, if applicable, an appropriate record of any action taken pursuant to such resolution, in each case certified by the Secretary or an Assistant Secretary of the Company as the case may be.

               The Trustee shall have the right to decline to authenticate and deliver any Debt Securities under this Section if the Trustee, being advised by counsel, determines that such action may not lawfully be taken or if a Responsible Officer of the Trustee in good faith shall determine that such action would expose the Trustee to personal liability to existing holders.

               The definitive Debt Securities shall be typed, printed, lithographed or engraved on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Debt Securities, as evidenced by their execution of such Debt Securities.

         SECTION 2.02. Form of Trustee's Certificate of Authentication.
                       -----------------------------------------------

               The  Trustee's   certificate  of   authentication   on  all  Debt
Securities shall be in substantially the following form:

               This  is  one  of  the  Debt   Securities   referred  to  in  the
within-mentioned Indenture.

               WILMINGTON TRUST COMPANY, not in its individual capacity but solely as trustee


                  By_________________________
                           Authorized Officer

         SECTION 2.03. Form and Denomination of Debt Securities.
                       ----------------------------------------

               The Debt Securities shall be substantially in the form of Exhibit A hereto. The Debt Securities shall be in registered, certificated form without coupons and in minimum denominations of $100,000 and any multiple of $1,000 in excess thereof. The Debt Securities shall be numbered, lettered, or otherwise distinguished in such manner or in accordance with such plans as the officers executing the same may determine with the approval of the Trustee as evidenced by the execution and authentication thereof.

         SECTION 2.04. Execution of Debt Securities.
                       ----------------------------

               The Debt Securities shall be signed in the name and on behalf of the Company by the manual or facsimile signature of its Chairman of the Board of Directors, Vice Chairman, President or Chief Financial Officer or one of its Executive Vice Presidents, Senior Vice Presidents or Vice Presidents, under its corporate seal which may be affixed thereto or printed, engraved or otherwise reproduced thereon, by facsimile or otherwise, and which need not be attested. Only such Debt Securities as shall bear thereon a certificate of authentication substantially in the form herein before recited, executed by the Trustee or the Authenticating Agent by the manual signature of an authorized officer, shall be entitled to the benefits of this Indenture or be valid or obligatory for any purpose. Such certificate by the Trustee or the Authenticating Agent upon any Debt Security executed by the Company shall be conclusive evidence that the Debt Security so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture.

               In case any officer of the Company who shall have signed any of the Debt Securities shall cease to be such officer before the Debt Securities so signed shall have been authenticated and delivered by the Trustee or the Authenticating Agent, or disposed of by the Company, such Debt Securities nevertheless may be authenticated and delivered or disposed of as though the Person who signed such Debt Securities had not ceased to be such officer of the Company; and any Debt Security may be signed on behalf of the Company by such Persons as, at the actual date of the execution of such Debt Security, shall be the proper officers of the Company, although at the date of the execution of this Indenture any such person was not such an officer.

               Every   Debt   Security   shall   be   dated   the  date  of  its
authentication.

         SECTION 2.05. Exchange and Registration of Transfer of Debt Securities.
                       --------------------------------------------------------

               The Company shall cause to be kept, at the office or agency maintained for the purpose of registration of transfer and for exchange as provided in Section 3.02, a register (the "Debt Security Register") for the Debt Securities issued hereunder in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration and transfer of all Debt Securities as provided in this Article II. Such register shall be in written form or in any other form capable of being converted into written form within a reasonable time.

               Debt Securities to be exchanged may be surrendered at the Principal Office of the Trustee or at any office or agency to be maintained by the Company for such purpose as provided in Section 3.02, and the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange therefor the Debt Security or Debt Securities which the Securityholder making the exchange shall be entitled to receive. Upon due presentment for registration of transfer of any Debt Security at the Principal Office of the Trustee or at any office or agency of the Company maintained for such purpose as provided in Section 3.02, the Company shall execute, the Company or the Trustee shall register and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in the name of the transferee or transferees a new Debt Security for a like aggregate principal amount. Registration or registration of transfer of any Debt Security by the Trustee or by any agent of the Company appointed pursuant to Section 3.02, and delivery of such Debt Security, shall be deemed to complete the registration or registration of transfer of such Debt Security.

               All Debt Securities presented for registration of transfer or for exchange or payment shall (if so required by the Company or the Trustee or the Authenticating Agent) be duly endorsed by, or be accompanied by, a written instrument or instruments of transfer in form satisfactory to the Company and either the Trustee or the Authenticating Agent duly executed by, the holder or such holder's attorney duly authorized in writing.

               No service charge shall be made for any exchange or registration of transfer of Debt Securities, but the Company or the Trustee may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in connection therewith.

               The Company or the Trustee shall not be required to exchange or register a transfer of any Debt Security for a period of 15 days immediately preceding the date of selection of Debt Securities for redemption.

               Notwithstanding the foregoing, Debt Securities may not be transferred except in compliance with the restricted securities legend set forth below, unless otherwise determined by the Company in accordance with applicable law, which legend shall be placed on each Debt Security:

               THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE COMPANY, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH
(a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) 12 PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

               THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

               THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

               IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

               THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A PRINCIPAL AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A PRINCIPAL AMOUNT OF LESS THAN $100,000 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

         SECTION 2.06. Mutilated, Destroyed, Lost or Stolen Debt Securities.
                       ----------------------------------------------------

               In case any Debt Security shall become mutilated or be destroyed, lost or stolen, the Company shall execute, and upon its written request the Trustee shall authenticate and deliver, a new Debt Security bearing a number not contemporaneously outstanding, in exchange and substitution for the mutilated Debt Security, or in lieu of and in substitution for the Debt Security so destroyed, lost or stolen. In every case the applicant for a substituted Debt Security shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless, and, in every case of destruction, loss or theft, the applicant shall also furnish to the Company and the Trustee evidence to their satisfaction of the destruction, loss or theft of such Debt Security and of the ownership thereof.

               The Trustee may authenticate any such substituted Debt Security and deliver the same upon the written request or authorization of any officer of the Company. Upon the issuance of any substituted Debt Security, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses connected therewith. In case any Debt Security which has matured or is about to mature or has been called for redemption in full shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substitute Debt Security, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Debt Security) if the applicant for such payment shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless and, in case of destruction, loss or theft, evidence satisfactory to the Company and to the Trustee of the destruction, loss or theft of such Security and of the ownership thereof.

               Every substituted Debt Security issued pursuant to the provisions of this Section 2.06 by virtue of the fact that any such Debt Security is destroyed, lost or stolen shall constitute an additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Debt Security shall be found at any time, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Debt Securities duly issued hereunder. All Debt Securities shall be held and owned upon the express condition that, to the extent permitted by applicable law, the foregoing provisions are exclusive with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debt Securities and shall preclude any and all other rights or remedies notwithstanding any law or statute existing or hereafter enacted to the contrary with respect to the replacement or payment of negotiable instruments or other securities without their surrender.

         SECTION 2.07. Temporary Debt Securities.
                       -------------------------

               Pending the preparation of definitive Debt Securities, the Company may execute and the Trustee shall authenticate and make available for delivery temporary Debt Securities that are typed, printed or lithographed. Temporary Debt Securities shall be issuable in any authorized denomination, and substantially in the form of the definitive Debt Securities but with such omissions, insertions and variations as may be appropriate for temporary Debt Securities, all as may be determined by the Company. Every such temporary Debt Security shall be executed by the Company and be authenticated by the Trustee upon the same conditions and in substantially the same manner, and with the same effect, as the definitive Debt Securities. Without unreasonable delay, the Company will execute and deliver to the Trustee or the Authenticating Agent definitive Debt Securities and thereupon any or all temporary Debt Securities may be surrendered in exchange therefor, at the Principal Office of the Trustee or at any office or agency maintained by the Company for such purpose as provided in Section 3.02, and the Trustee or the Authenticating Agent shall authenticate and make available for delivery in exchange for such temporary Debt Securities a like aggregate principal amount of such definitive Debt Securities. Such exchange shall be made by the Company at its own expense and without any charge therefor except that in case of any such exchange involving a registration of transfer the Company may require payment of a sum sufficient to cover any tax, fee or other governmental charge that may be imposed in relation thereto. Until so exchanged, the temporary Debt Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Debt Securities authenticated and delivered hereunder.

         SECTION 2.08. Payment of Interest.
                       -------------------

               Each Debt Security will bear interest at the then applicable Interest Rate from and including each Interest Payment Date or, in the case of the first interest period, the original date of issuance of such Debt Security to, but excluding, the next succeeding Interest Payment Date or, in the case of the last interest period, the Redemption Date, Special Redemption Date or Maturity Date, as applicable, on the principal thereof, on any overdue principal and (to the extent that payment of such interest is enforceable under applicable law) on Deferred Interest and on any overdue installment of interest (including Defaulted Interest), payable (subject to the provisions of Article XII) on each Interest Payment Date commencing on October 22, 2002. Interest and any Deferred Interest on any Debt Security that is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name said Debt Security (or one or more Predecessor Securities) is registered at the close of business on the regular record date for such interest installment, except that interest and any Deferred Interest payable on the Maturity Date shall be paid to the Person to whom principal is paid. In the event that any Debt Security or portion thereof is called for redemption and the redemption date is subsequent to a regular record date with respect to any Interest Payment Date and prior to such Interest Payment Date, interest on such Debt Security will be paid upon presentation and surrender of such Debt Security.

               Any interest on any Debt Security, other than Deferred Interest, that is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the registered holder on the relevant regular record date by virtue of having been such holder, and such Defaulted Interest shall be paid by the Company to the Persons in whose names such Debt Securities (or their respective Predecessor Securities) are registered at the close of business on a special record date for the payment of such Defaulted Interest, which shall be fixed in the following manner: the Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each such Debt Security and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this clause provided. Thereupon the Trustee shall fix a special record date for the payment of such Defaulted Interest which shall not be more than fifteen nor less than ten days prior to the date of the proposed payment and not less than ten days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such special record date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the special record date therefor to be mailed, first class postage prepaid, to each Securityholder at his or her address as it appears in the Debt Security Register, not less than ten days prior to such special record date. Notice of the proposed payment of such Defaulted Interest and the special record date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the Persons in whose names such Debt Securities (or their respective Predecessor Securities) are registered on such special record date and thereafter the Company shall have no further payment obligation in respect of the Defaulted Interest.

               Any interest scheduled to become payable on an Interest Payment Date occurring during an Extension Period shall not be Defaulted Interest and shall be payable on such other date as may be specified in the terms of such Debt Securities.

               The term "regular record date" as used in this Section shall mean the fifteenth day prior to an Interest Payment Date whether or not such date is a Business Day.

               Subject to the foregoing provisions of this Section, each Debt Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Debt Security shall carry the rights to interest accrued and unpaid, and to accrue, that were carried by such other Debt Security.

         SECTION 2.09. Cancellation of Debt Securities Paid, etc.
                       -----------------------------------------

               All Debt Securities surrendered for the purpose of payment, redemption, exchange or registration of transfer, shall, if surrendered to the Company or any paying agent, be surrendered to the Trustee and promptly canceled by it, or, if surrendered to the Trustee or any Authenticating Agent, shall be promptly canceled by it, and no Debt Securities shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Indenture. All Debt Securities canceled by any Authenticating Agent shall be delivered to the Trustee. The Trustee shall destroy all canceled Debt Securities unless the Company otherwise directs the Trustee in writing. If the Company shall acquire any of the Debt Securities, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Debt Securities unless and until the same are surrendered to the Trustee for cancellation.

         SECTION 2.10. Computation of Interest.
                       -----------------------

               (a) The amount of interest payable for any interest period will be computed on the basis of a 360-day year and the actual number of days elapsed in the relevant interest period; provided, however, that upon the occurrence of
                                 --------   -------
a Special Event Redemption pursuant to Section 10.02 the amounts payable pursuant to this Indenture shall be calculated as set forth in the definition of Special Redemption Price.

               (b) LIBOR shall be determined by the Calculation Agent in accordance with the following provisions:

                    (1) On the second LIBOR Business Day (provided, that on such
                                                          --------
               day commercial banks are open for business (including dealings in foreign currency deposits) in London (a "LIBOR Banking Day"), and otherwise the next preceding LIBOR Business Day that is also a LIBOR Banking Day) prior to May 1 and November 1 (except, with respect to the first interest payment period, on April 8, 2002), (each such day, a "LIBOR Determination Date"), LIBOR shall equal the rate, as obtained by the Calculation Agent for six-month U.S. Dollar deposits in Europe, which appears on Telerate Page 3750 (as defined in the International Swaps and Derivatives Association, Inc. 1991 Interest Rate and Currency Exchange Definitions) or such other page as may replace such Telerate Page 3750, as of 11:00 a.m. (London time) on such LIBOR Determination Date, as reported by Bloomberg Financial Markets Commodities News; provided, however, that in the case of the first interest
                     --------   -------
               payment  period,  LIBOR  will  be  interpolated  from  LIBOR  for six-month U.S. Dollar deposits in Europe and LIBOR for seven month U.S. Dollar deposits in Europe on a straight-line basis. "LIBOR Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banking institutions in New York, New York or Wilmington, Delaware are authorized or obligated by law or executive order to be closed. If such rate is superseded on Telerate Page 3750 by a corrected rate before 12:00 noon (London time) on the same LIBOR Determination Date, the corrected rate as so substituted will be the applicable LIBOR for that LIBOR Determination Date.


                    (2) If, on any LIBOR  Determination Date, such rate does not appear on Telerate Page 3750 as reported by Bloomberg Financial Markets Commodities News or such other page as may replace such Telerate Page 3750, the Calculation Agent shall determine the arithmetic mean of the offered quotations of the Reference Banks (as defined below) to leading banks in the London Interbank market for six-month U.S. Dollar deposits in Europe (in an amount determined by the Calculation Agent) by reference to requests for quotations as of approximately 11:00 a.m. (London time) on the LIBOR Determination Date made by the Calculation Agent to the Reference Banks. If, on any LIBOR Determination Date, at least two of the Reference Banks provide such quotations, LIBOR shall equal the arithmetic mean of such quotations. If, on any LIBOR
               Determination Date, only one or none of the Reference Banks provide such a quotation, LIBOR shall be deemed to be the arithmetic mean of the offered quotations that at least two leading banks in the City of New York (as selected by the Calculation Agent) are quoting on the relevant LIBOR Determination Date for six-month U.S. Dollar deposits in Europe at approximately 11:00 a.m. (London time) (in an amount determined by the Calculation Agent). As used herein, "Reference Banks" means four major banks in the London interbank market selected by the Calculation Agent.

                    (3) If the  Calculation  Agent is required  but is unable to determine a rate in accordance with at least one of the procedures provided above, LIBOR shall be LIBOR in effect on the previous LIBOR Determination Date (whether or not LIBOR for such period was in fact determined on such LIBOR Determination Date).

               (c) All percentages resulting from any calculations on the Debt Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655)), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward).

               (d) On each LIBOR Determination Date, the Calculation Agent shall notify, in writing, the Company and the Paying Agent of the applicable Interest Rate in effect for the related Interest Payment Date. The Calculation Agent shall, upon the request of the holder of any Debt Securities, provide the Interest Rate then in effect. All calculations made by the Calculation Agent in the absence of manifest error shall be conclusive for all purposes and binding on the Company and the Holders of the Debt Securities. The Paying Agent shall be entitled to rely on information received from the Calculation Agent or the Company as to the Interest Rate. The Company shall, from time to time, provide any necessary information to the Paying Agent relating to any original issue discount and interest on the Debt Securities that is included in any payment and reportable for taxable income calculation purposes.

         SECTION 2.11. Extension of Interest Payment Period.
                       ------------------------------------

               So long as no Event of Default has occurred and is continuing, the Company shall have the right, from time to time and without causing an Event of Default, to defer payments of interest on the Debt Securities by extending the interest payment period on the Debt Securities at any time and from time to time during the term of the Debt Securities, for up to ten consecutive semi-annual periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest shall be due and payable
(except any Additional Interest that may be due and payable). No Extension Period may end on a date other than an Interest Payment Date. During any Extension Period, interest will continue to accrue on the Debt Securities, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue, at the Interest Rate, compounded semiannually from the date such Deferred Interest would have been payable were it not for the Extension Period, both to the extent permitted by law. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof. At the end of any such Extension Period the Company shall pay all Deferred Interest then accrued and unpaid on the Debt Securities; provided, however, that no Extension Period may extend
                       --------   -------
beyond the Maturity Date; and provided  further,  however,  that during any such
                              --------  -------   -------
Extension Period,  the Company shall be subject to the restrictions set forth in
Section 3.08 of this Indenture. Prior to the termination of any Extension Period, the Company may further extend such period, provided, that such period
                                                     --------
together with all such previous and further consecutive extensions thereof shall not exceed ten consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. The Company must give the Trustee notice of its election to begin such Extension Period at least one Business Day prior to the earlier of (i) the next succeeding date on which interest on the Debt Securities would have been payable except for the election to begin such Extension Period or (ii) the date such interest is payable, but in any event not later than the related regular record date. The Trustee shall give notice of the Company's election to begin a new Extension Period to the Securityholders.

         SECTION 2.12. CUSIP Numbers.
                       -------------

               The Company in issuing the Debt Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Securityholders; provided,
                                                                       --------
that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Debt Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Debt Securities, and any such redemption shall not be affected by any defect in or omission of such numbers. The Company will promptly notify the Trustee in writing of any change in the CUSIP numbers.

                                   ARTICLE III

                       PARTICULAR COVENANTS OF THE COMPANY

         SECTION 3.01. Payment  of  Principal,   Premium  and  Interest;  Agreed
                       ---------------------------------------------------------
Treatment of the Debt Securities.
--------------------------------

               (a) The Company covenants and agrees that it will duly and punctually pay or cause to be paid the principal of and premium, if any, and interest on the Debt Securities at the place, at the respective times and in the manner provided in this Indenture and the Debt Securities. At the option of the Company, each installment of interest on the Debt Securities may be paid (i) by mailing checks for such interest payable to the order of the holders of Debt Securities entitled thereto as they appear on the Debt Security Register or (ii) by wire transfer to any account with a banking institution located in the United States designated by such Person to the paying agent no later than the related record date.

               (b) The Company will treat the Debt Securities as indebtedness, and the interest payable in respect of such Debt Securities as interest, for all U.S. federal income tax purposes. All payments in respect of such Debt Securities will be made free and clear of U.S. withholding tax to any beneficial owner thereof that has provided an Internal Revenue Service Form W-8 BEN (or any substitute or successor form) establishing its non-U.S. status for U.S. federal income tax purposes.

               (c) As of the date of this Indenture, the Company has no intention to exercise its right under Section 2.11 to defer payments of interest on the Debt Securities by commencing an Extension Period.

               (d) As of the date of this Indenture, the Company believes that the likelihood that it would exercise its right under Section 2.11 to defer payments of interest on the Debt Securities by commencing an Extension Period at any time during which the Debt Securities are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase or make a liquidation payment with respect to, any of its outstanding equity and on the Company's ability to make any payments of principal of or interest on, or repurchase or redeem, any of its debt securities that rank pari passu in all respects with (or junior in interest to) the Debt Securities.

         SECTION 3.02. Offices for Notices and Payments, etc.
                       -------------------------------------

               So long as any of the Debt Securities remain outstanding, the Company will maintain in Wilmington, Delaware or in St. Louis, Missouri an office or agency where the Debt Securities may be presented for payment, an office or agency where the Debt Securities may be presented for registration of transfer and for exchange as provided in this Indenture and an office or agency where notices and demands to or upon the Company in respect of the Debt Securities or of this Indenture may be served. The Company will give to the Trustee written notice of the location of any such office or agency and of any change of location thereof. Until otherwise designated from time to time by the Company in a notice to the Trustee, or specified as contemplated by Section 2.05, such office or agency for all of the above purposes shall be the Principal Office of the Trustee. In case the Company shall fail to maintain any such office or agency in Wilmington, Delaware or in St. Louis, Missouri or shall fail to give such notice of the location or of any change in the location thereof, presentations and demands may be made and notices may be served at the Principal Office of the Trustee.

               In addition to any such office or agency, the Company may from time to time designate one or more offices or agencies outside Wilmington, Delaware or St. Louis, Missouri where the Debt Securities may be presented for registration of transfer and for exchange in the manner provided in this Indenture, and the Company may from time to time rescind such designation, as the Company may deem desirable or expedient; provided, however, that no such
                                               --------   -------
designation or rescission shall in any manner relieve the Company of its obligation to maintain any such office or agency in Wilmington, Delaware or in St. Louis, Missouri for the purposes above mentioned. The Company will give to the Trustee prompt written notice of any such designation or rescission thereof.

         SECTION 3.03. Appointments to Fill Vacancies in Trustee's Office.
                       --------------------------------------------------

               The Company, whenever necessary to avoid or fill a vacancy in the office of Trustee, will appoint, in the manner provided in Section 6.09, a Trustee, so that there shall at all times be a Trustee hereunder.

         SECTION 3.04. Provision as to Paying Agent.
                       ----------------------------

               (a) If the Company shall appoint a paying agent other than the Trustee, it will cause such paying agent to execute and deliver to the Trustee an instrument in which such agent shall agree with the Trustee, subject to the provision of this Section 3.04,

                    (1) that it will hold all sums held by it as such  agent for the payment of the principal of and premium, if any, or interest, if any, on the Debt Securities (whether such sums have been paid to it by the Company or by any other obligor on the Debt Securities) in trust for the benefit of the holders of the Debt Securities;

                    (2) that it will give the Trustee  prompt  written notice of any failure by the Company (or by any other obligor on the Debt Securities) to make any payment of the principal of and premium, if any, or interest, if any, on the Debt Securities when the same shall be due and payable; and

                    (3) that it will, at any time during the  continuance of any
               Event of Default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such paying agent.

               (b) If the Company shall act as its own paying agent, it will, on or before each due date of the principal of and premium, if any, or interest, if any, on the Debt Securities, set aside, segregate and hold in trust for the benefit of the holders of the Debt Securities a sum sufficient to pay such principal, premium or interest so becoming due and will notify the Trustee in writing of any failure to take such action and of any failure by the Company (or by any other obligor under the Debt Securities) to make any payment of the principal of and premium, if any, or interest, if any, on the Debt Securities when the same shall become due and payable.

               Whenever the Company shall have one or more paying agents for the Debt Securities, it will, on or prior to each due date of the principal of and premium, if any, or interest, if any, on the Debt Securities, deposit with a paying agent a sum sufficient to pay the principal, premium or interest so becoming due, such sum to be held in trust for the benefit of the Persons entitled thereto and (unless such paying agent is the Trustee) the Company shall promptly notify the Trustee in writing of its action or failure to act.

               (c) Anything in this Section 3.04 to the contrary notwithstanding, the Company may, at any time, for the purpose of obtaining a satisfaction and discharge with respect to the Debt Securities, or for any other reason, pay, or direct any paying agent to pay to the Trustee all sums held in trust by the Company or any such paying agent, such sums to be held by the Trustee upon the same terms and conditions herein contained.

               (d)   Anything   in   this   Section   3.04   to   the   contrary
notwithstanding, the agreement to hold sums in trust as provided in this Section
3.04 is subject to Sections 12.03 and 12.04.

               (e) The Company hereby initially appoints the Trustee to act as paying agent.

         SECTION 3.05. Certificate to Trustee.
                       ----------------------

               The Company will deliver to the Trustee on or before 120 days after the end of each fiscal year, so long as Debt Securities are outstanding hereunder, a Certificate stating that in the course of the performance by the signers of their duties as officers of the Company they would normally have knowledge of any default by the Company in the performance of any covenants contained herein, stating whether or not they have knowledge of any such default and, if so, specifying each such default of which the signers have knowledge and the nature thereof.

         SECTION 3.06. Additional Interest.
                       -------------------

               If and for so long as the Trust is the holder of all Debt Securities and is subject to any additional taxes (including withholding taxes), duties, assessments or other governmental charges as a result of a Tax Event, the Company will pay such additional amounts (the "Additional Interest") on the Debt Securities as shall be required so that the net amounts received and retained by the Trust after paying taxes, duties, assessments or other governmental charges will be equal to the amounts the Trust would have received if no such taxes, duties, assessments or other governmental charges had been imposed. Whenever in this Indenture or the Debt Securities there is a reference in any context to the payment of principal of or interest on the Debt Securities, such mention shall be deemed to include mention of payments of the Additional Interest provided for in this paragraph to the extent that, in such context, Additional Interest is, was or would be payable in respect thereof pursuant to the provisions of this paragraph and express mention of the payment of Additional Interest (if applicable) in any provisions hereof shall not be construed as excluding Additional Interest in those provisions hereof where such express mention is not made, provided, however, that the deferral of the payment
                             --------  -------
of interest during an Extension Period pursuant to Section 2.11 shall not defer the payment of any Additional Interest that may be due and payable.

         SECTION 3.07. Compliance with Consolidation Provisions.
                       ----------------------------------------

               The Company will not, while any of the Debt Securities remain outstanding, consolidate with, or merge into any other Person, or merge into itself, or sell or convey all or substantially all of its property to any other Person unless the provisions of Article XI hereof are complied with.

         SECTION 3.08. Limitation on Dividends.
                       -----------------------

               If Debt Securities are initially issued to the Trust or a trustee of such Trust in connection with the issuance of Trust Securities by the Trust (regardless of whether Debt Securities continue to be held by such Trust) and
(i) there shall have occurred and be continuing an Event of Default, (ii) the Company shall be in default with respect to its payment of any obligations under the Capital Securities Guarantee or (iii) the Company shall have given notice of its election to defer payments of interest on the Debt Securities by extending the interest payment period as provided herein and such period, or any extension thereof, shall have commenced and be continuing, then the Company may not (A) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or (B) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the Debt Securities (other than (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company (I) in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, (II) in connection with a dividend reinvestment or stockholder stock purchase plan or (III) in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock), as consideration in an acquisition transaction entered into prior to the occurrence of (i), (ii) or (iii) above,
(b) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (c) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock).

         SECTION 3.09. Covenants as to the Trust.
                       -------------------------

               For so long as such Trust Securities remain outstanding, the Company shall maintain 100% ownership of the Common Securities; provided,
                                                                       --------
however,  that any permitted  successor of the Company under this Indenture that
-------
is a U.S. Person may succeed to the Company's ownership of such Common Securities. The Company, as owner of the Common Securities, shall use commercially reasonable efforts to cause the Trust (a) to remain a statutory business trust, except in connection with a distribution of Debt Securities to the holders of Trust Securities in liquidation of the Trust, the redemption of all of the Trust Securities or certain mergers, consolidations or amalgamations, each as permitted by the Declaration, (b) to otherwise continue to be classified as a grantor trust for United States federal income tax purposes and (c) to cause each holder of Trust Securities to be treated as owning an undivided beneficial interest in the Debt Securities.

                                   ARTICLE IV

                LISTS AND REPORTS BY THE COMPANY AND THE TRUSTEE

         SECTION 4.01. Securityholders' Lists.
                       ----------------------

               The Company covenants and agrees that it will furnish or cause to be furnished to the Trustee:

(a) on each regular record date for an Interest Payment Date, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Securityholders of the Debt Securities as of such record date; and

               (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished; except that no such lists need be furnished under this
Section 4.01 so long as the Trustee is in possession thereof by reason of its acting as Debt Security registrar.

         SECTION 4.02. Preservation and Disclosure of Lists.
                       ------------------------------------

               (a) The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the holders of Debt Securities (1) contained in the most recent list furnished to it as provided in Section 4.01 or (2) received by it in the capacity of Debt Securities registrar (if so acting) hereunder. The Trustee may destroy any list furnished to it as provided in Section 4.01 upon receipt of a new list so furnished.

               (b) In case three or more holders of Debt Securities (hereinafter referred to as "applicants") apply in writing to the Trustee and furnish to the Trustee reasonable proof that each such applicant has owned a Debt Security for a period of at least six months preceding the date of such application, and such application states that the applicants desire to communicate with other holders of Debt Securities with respect to their rights under this Indenture or under such Debt Securities and is accompanied by a copy of the form of proxy or other communication which such applicants propose to transmit, then the Trustee shall within five Business Days after the receipt of such application, at its election, either:

                    (1)  afford  such  applicants   access  to  the  information
               preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.02, or

                    (2) inform such applicants as to the  approximate  number of holders of Debt Securities whose names and addresses appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.02, and as to the approximate cost of mailing to such Securityholders the form of proxy or other communication, if any, specified in such application.

               If the Trustee shall elect not to afford such applicants access to such information, the Trustee shall, upon the written request of such applicants, mail to each Securityholder of Debt Securities whose name and address appear in the information preserved at the time by the Trustee in accordance with the provisions of subsection (a) of this Section 4.02 a copy of the form of proxy or other communication which is specified in such request with reasonable promptness after a tender to the Trustee of the material to be mailed and of payment, or provision for the payment, of the reasonable expenses of mailing, unless within five days after such tender, the Trustee shall mail to such applicants and file with the Securities and Exchange Commission, if permitted or required by applicable law, together with a copy of the material to be mailed, a written statement to the effect that, in the opinion of the Trustee, such mailing would be contrary to the best interests of the holders of all Debt Securities, as the case may be, or would be in violation of applicable law. Such written statement shall specify the basis of such opinion. If said Commission, as permitted or required by applicable law, after opportunity for a hearing upon the objections specified in the written statement so filed, shall enter an order refusing to sustain any of such objections or if, after the entry of an order sustaining one or more of such objections, said Commission shall find, after notice and opportunity for hearing, that all the objections so sustained have been met and shall enter an order so declaring, the Trustee shall mail copies of such material to all such Securityholders with reasonable promptness after the entry of such order and the renewal of such tender; otherwise the Trustee shall be relieved of any obligation or duty to such applicants respecting their application.

               (c) Each and every holder of Debt Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any paying agent shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the holders of Debt Securities in accordance with the provisions of subsection (b) of this Section 4.02, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under said subsection (b).

                                    ARTICLE V

                   REMEDIES OF THE TRUSTEE AND SECURITYHOLDERS
                            UPON AN EVENT OF DEFAULT

         SECTION 5.01. Events of Default.
                       -----------------

               The following events shall be "Events of Default" with respect to Debt Securities:

               (a) the Company defaults in the payment of any interest upon any Debt Security when it becomes due and payable, and continuance of such default for a period of 30 days; for the avoidance of doubt, an extension of any interest payment period by the Company in accordance with Section 2.11 of this Indenture shall not constitute a default under this clause 5.01(a); or

               (b) the Company defaults in the payment of all or any part of the principal of (or premium, if any, on) any Debt Securities as and when the same shall become due and payable either at maturity, upon redemption, by declaration of acceleration or otherwise; or

               (c) the Company defaults in the performance of, or breaches, any of its covenants or agreements in Sections 3.06, 3.07, 3.08 and 3.09 of this Indenture (other than a covenant or agreement a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 90 days after there has been given, by registered or certified mail, to the Company by the Trustee or to the Company and the Trustee by the holders of not less than 25% in aggregate principal amount of the outstanding Debt Securities, a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

               (d) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appoints a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its property, or orders the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of 90 consecutive days; or

               (e) the Company shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due; or

               (f) the Trust shall have voluntarily or involuntarily liquidated, dissolved, wound-up its business or otherwise terminated its existence except in connection with (1) the distribution of the Debt Securities to holders of the Trust Securities in liquidation of their interests in the Trust, (2) the redemption of all of the outstanding Trust Securities or (3) certain mergers, consolidations or amalgamations, each as permitted by the Declaration.

               If an Event of Default occurs and is continuing with respect to the Debt Securities, then, and in each and every such case, unless the principal of the Debt Securities shall have already become due and payable, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Debt Securities then outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by Securityholders), may declare the entire principal of the Debt Securities and the interest accrued, but unpaid, thereon, if any, to be due and payable immediately, and upon any such declaration the same shall become immediately due and payable.

               The foregoing provisions, however, are subject to the condition that if, at any time after the principal of the Debt Securities shall have been so declared due and payable, and before any judgment or decree for the payment of the moneys due shall have been obtained or entered as hereinafter provided,
(i) the Company shall pay or shall deposit with the Trustee a sum sufficient to pay all matured installments of interest upon all the Debt Securities and the principal of and premium, if any, on the Debt Securities which shall have become due otherwise than by acceleration (with interest upon such principal and premium, if any, and Deferred Interest, to the extent permitted by law) and such amount as shall be sufficient to cover reasonable compensation to the Trustee and each predecessor Trustee, their respective agents, attorneys and counsel, and all other amounts due to the Trustee pursuant to Section 6.06, if any, and
(ii) all Events of Default under this Indenture, other than the non-payment of the principal of or premium, if any, on Debt Securities which shall have become due by acceleration, shall have been cured, waived or otherwise remedied as provided herein, then and in every such case the holders of a majority in aggregate principal amount of the Debt Securities then outstanding, by written notice to the Company and to the Trustee, may waive all defaults and rescind and annul such declaration and its consequences, but no such waiver or rescission and annulment shall extend to or shall affect any subsequent default or shall impair any right consequent thereon.

               In case the Trustee shall have proceeded to enforce any right under this Indenture and such proceedings shall have been discontinued or abandoned because of such rescission or annulment or for any other reason or shall have been determined adversely to the Trustee, then and in every such case the Company, the Trustee and the holders of the Debt Securities shall be restored respectively to their several positions and rights hereunder, and all rights, remedies and powers of the Company, the Trustee and the holders of the Debt Securities shall continue as though no such proceeding had been taken.

         SECTION 5.02. Payment of Debt Securities on Default; Suit Therefor.
                       ----------------------------------------------------

               The Company covenants that upon the occurrence of an Event of Default pursuant to clause 5.01(a) or 5.01(b) and upon demand of the Trustee, the Company will pay to the Trustee, for the benefit of the holders of the Debt Securities, the whole amount that then shall have become due and payable on all Debt Securities for principal and premium, if any, or interest, or both, as the case may be, including Deferred Interest accrued on the Debt Securities; and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including a reasonable compensation to the Trustee, its agents, attorneys and counsel, and any other amounts due to the Trustee under Section 6.06. In case the Company shall fail forthwith to pay such amounts upon such demand, the Trustee, in its own name and as trustee of an express trust, shall be entitled and empowered to institute any actions or proceedings at law or in equity for the collection of the sums so due and unpaid, and may prosecute any such action or proceeding to judgment or final decree, and may enforce any such judgment or final decree against the Company or any other obligor on such Debt Securities and collect in the manner provided by law out of the property of the Company or any other obligor on such Debt Securities wherever situated the moneys adjudged or decreed to be payable.

               In case there shall be pending proceedings for the bankruptcy or for the reorganization of the Company or any other obligor on the Debt Securities under Bankruptcy Law, or in case a receiver or trustee shall have been appointed for the property of the Company or such other obligor, or in the case of any other similar judicial proceedings relative to the Company or other obligor upon the Debt Securities, or to the creditors or property of the Company or such other obligor, the Trustee, irrespective of whether the principal of the Debt Securities shall then be due and payable as therein expressed or by declaration of acceleration or otherwise and irrespective of whether the Trustee shall have made any demand pursuant to the provisions of this Section 5.02, shall be entitled and empowered, by intervention in such proceedings or otherwise, to file and prove a claim or claims for the whole amount of principal and interest owing and unpaid in respect of the Debt Securities and, in case of any judicial proceedings, to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for reasonable compensation to the Trustee and each predecessor Trustee, and their respective agents, attorneys and counsel, and for reimbursement of all other amounts due to the Trustee under Section 6.06) and of the Securityholders allowed in such judicial proceedings relative to the Company or any other obligor on the Debt Securities, or to the creditors or property of the Company or such other obligor, unless prohibited by applicable law and regulations, to vote on behalf of the holders of the Debt Securities in any election of a trustee or a standby trustee in arrangement, reorganization, liquidation or other bankruptcy or insolvency proceedings or Person performing similar functions in comparable proceedings, and to collect and receive any moneys or other property payable or deliverable on any such claims, and to distribute the same after the deduction of its charges and expenses; and any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized by each of the Securityholders to make such payments to the Trustee, and, in the event that the Trustee shall consent to the making of such payments directly to the Securityholders, to pay to the Trustee such amounts as shall be sufficient to cover reasonable compensation to the Trustee, each predecessor Trustee and their respective agents, attorneys and counsel, and all other amounts due to the Trustee under Section 6.06.

               Nothing herein contained shall be construed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any
Securityholder any plan of reorganization, arrangement, adjustment or composition affecting the Debt Securities or the rights of any holder thereof or to authorize the Trustee to vote in respect of the claim of any Securityholder in any such proceeding.

               All rights of action and of asserting claims under this Indenture, or under any of the Debt Securities, may be enforced by the Trustee without the possession of any of the Debt Securities, or the production thereof at any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall be for the ratable benefit of the holders of the Debt Securities.

               In any proceedings brought by the Trustee (and also any proceedings involving the interpretation of any provision of this Indenture to which the Trustee shall be a party) the Trustee shall be held to represent all the holders of the Debt Securities, and it shall not be necessary to make any holders of the Debt Securities parties to any such proceedings.

         SECTION 5.03. Application of Moneys Collected by Trustee.
                       ------------------------------------------

               Any moneys collected by the Trustee shall be applied in the following order, at the date or dates fixed by the Trustee for the distribution of such moneys, upon presentation of the several Debt Securities in respect of which moneys have been collected, and stamping thereon the payment, if only partially paid, and upon surrender thereof if fully paid:

               First: To the payment of costs and expenses incurred by, and reasonable fees of, the Trustee, its agents, attorneys and counsel, and of all other amounts due to the Trustee under Section 6.06;

               Second: To the payment of all Senior Indebtedness of the Company if and to the extent required by Article XV;

               Third: To the payment of the amounts then due and unpaid upon Debt Securities for principal (and premium, if any), and interest on the Debt Securities, in respect of which or for the benefit of which money has been collected, ratably, without preference or priority of any kind, according to the amounts due on such Debt Securities for principal (and premium, if any) and interest, respectively; and

               Fourth: The balance, if any, to the Company.

         SECTION 5.04. Proceedings by Securityholders.
                       ------------------------------

               No holder of any Debt Security shall have any right to institute any suit, action or proceeding for any remedy hereunder, unless such holder previously shall have given to the Trustee written notice of an Event of Default with respect to the Debt Securities and unless the holders of not less than 25% in aggregate principal amount of the Debt Securities then outstanding shall have given the Trustee a written request to institute such action, suit or proceeding and shall have offered to the Trustee such reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred thereby, and the Trustee for 60 days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such action, suit or proceeding; provided, that no holder of Debt Securities shall have any right to prejudice
--------
the rights of any other holder of Debt Securities, obtain priority or preference over any other such holder or enforce any right under this Indenture except in the manner herein provided and for the equal, ratable and common benefit of all holders of Debt Securities.

               Notwithstanding any other provisions in this Indenture, however, the right of any holder of any Debt Security to receive payment of the principal of, premium, if any, and interest on such Debt Security when due, or to institute suit for the enforcement of any such payment, shall not be impaired or affected without the consent of such holder. For the protection and enforcement of the provisions of this Section, each and every Securityholder and the Trustee shall be entitled to such relief as can be given either at law or in equity.

         SECTION 5.05. Proceedings by Trustee.
                       ----------------------

               In case of an Event of Default hereunder the Trustee may in its discretion proceed to protect and enforce the rights vested in it by this Indenture by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any of such rights, either by suit in equity or by action at law or by proceeding in bankruptcy or otherwise, whether for the specific enforcement of any covenant or agreement contained in this Indenture or in aid of the exercise of any power granted in this Indenture, or to enforce any other legal or equitable right vested in the Trustee by this Indenture or by law.

         SECTION 5.06. Remedies Cumulative and Continuing.
                       ----------------------------------

               Except as otherwise provided in Section 2.06, all powers and remedies given by this Article V to the Trustee or to the Securityholders shall, to the extent permitted by law, be deemed cumulative and not exclusive of any other powers and remedies available to the Trustee or the holders of the Debt

Securities, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements contained in this Indenture or otherwise established with respect to the Debt Securities, and no delay or omission of the Trustee or of any holder of any of the Debt Securities to exercise any right or power accruing upon any Event of Default occurring and continuing as aforesaid shall impair any such right or power, or shall be construed to be a waiver of any such default or an acquiescence therein; and, subject to the provisions of Section 5.04, every power and remedy given by this
Article V or by law to the Trustee or to the Securityholders may be exercised from time to time, and as often as shall be deemed expedient, by the Trustee or by the Securityholders.

         SECTION 5.07. Direction  of  Proceedings  and  Waiver  of  Defaults  by
                       ---------------------------------------------------------
Majority of Securityholders.
---------------------------

               The holders of a majority in aggregate principal amount of the Debt Securities affected (voting as one class) at the time outstanding shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee with respect to such Debt Securities; provided,
                                                                       --------
however, that (subject to the provisions of Section 6.01) the Trustee shall have
-------
the right to decline to follow any such direction if the Trustee shall determine that the action so directed would be unjustly prejudicial to the holders not taking part in such direction or if the Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if a Responsible Officer of the Trustee shall determine that the action or proceedings so directed would involve the Trustee in personal liability. Prior to any declaration accelerating the maturity of the Debt Securities, the holders of a majority in aggregate principal amount of the Debt Securities at the time outstanding may on behalf of the holders of all of the Debt Securities waive (or modify any previously granted waiver of) any past default or Event of Default and its consequences, except a default (a) in the payment of principal of, premium, if any, or interest on any of the Debt Securities, (b) in respect of covenants or provisions hereof which cannot be modified or amended without the consent of the holder of each Debt Security affected, or (c) in respect of the covenants contained in Section 3.09; provided, however, that if the Debt
                                          --------   -------
Securities are held by the Trust or a trustee of such trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in liquidation preference of the Trust Securities of the Trust shall have consented to such waiver or modification to such waiver; provided, further,
                                                              --------  -------
that if the consent of the holder of each outstanding Debt Security is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of this Indenture and the Company, the Trustee and the holders of the Debt Securities shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon. Whenever any default or Event of Default hereunder shall have been waived as permitted by this Section 5.07, said default or Event of Default shall for all purposes of the Debt Securities and this Indenture be deemed to have been cured and to be not continuing.

         SECTION 5.08. Notice of Defaults.
                       ------------------

               The Trustee shall, within 90 days after a Responsible Officer of the Trustee shall have actual knowledge or received written notice of the occurrence of a default with respect to the Debt Securities, mail to all Securityholders, as the names and addresses of such holders appear upon the Debt Security Register, notice of all defaults with respect to the Debt Securities known to the Trustee, unless such defaults shall have been cured before the giving of such notice (the term "defaults" for the purpose of this Section 5.08 being hereby defined to be the events specified in subsections (a), (b), (c),
(d) and (e) of Section 5.01, not including periods of grace, if any, provided for therein); provided, that, except in the case of default in the payment of
               --------
the principal of, premium, if any, or interest on any of the Debt Securities, the Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Trustee in good faith determines that the withholding of such notice is in the interests of the Securityholders.

         SECTION 5.09. Undertaking to Pay Costs.
                       ------------------------

               All parties to this Indenture agree, and each holder of any Debt Security by such holder's acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 5.09 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Securityholder, or group of Securityholders, holding in the aggregate more than 10% in principal amount of the Debt Securities outstanding, or to any suit instituted by any Securityholder for the enforcement of the payment of the principal of (or premium, if any) or interest on any Debt Security against the Company on or after the same shall have become due and payable.

                                   ARTICLE VI
                             CONCERNING THE TRUSTEE


         SECTION 6.01. Duties and Responsibilities of Trustee.
                       --------------------------------------

               With respect to the holders of Debt Securities issued hereunder, the Trustee, prior to the occurrence of an Event of Default with respect to the Debt Securities and after the curing or waiving of all Events of Default which may have occurred, with respect to the Debt Securities, undertakes to perform such duties and only such duties as are specifically set forth in this Indenture. In case an Event of Default with respect to the Debt Securities has occurred (which has not been cured or waived) the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of such person's own affairs.

               No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act or its own willful misconduct, except that:

               (a) prior to the occurrence of an Event of Default with respect to the Debt Securities and after the curing or waiving of all Events of Default which may have occurred

                    (1) the duties and  obligations  of the Trustee with respect to the Debt Securities shall be determined solely by the express provisions of this Indenture, and the Trustee shall not be liable except for the performance of such duties and obligations with respect to the Debt Securities as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                    (2) in the absence of bad faith on the part of the  Trustee, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but, in the case of any such certificates or opinions which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform on their face to the requirements of this Indenture;

               (b) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

               (c) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith, in accordance with the direction of the Securityholders pursuant to Section 5.07, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Indenture; and

               (d) the Trustee shall not be charged with knowledge of any Default or Event of Default with respect to the Debt Securities unless either

(1) a Responsible Officer shall have actual knowledge of such Default or Event of Default or (2) written notice of such Default or Event of Default shall have been given to the Trustee by the Company or any other obligor on the Debt Securities or by any holder of the Debt Securities, except with respect to an Event of Default pursuant to Sections 5.01(a) or 5.01(b) hereof (other than an Event of Default resulting from the default in the payment of Additional Interest or premium, if any, if the Trustee does not have actual knowledge or written notice that such payment is due and payable), of which the Trustee shall be deemed to have knowledge.

               None of the provisions contained in this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers.

         SECTION 6.02. Reliance on Documents, Opinions, etc.
                       ------------------------------------

               Except as otherwise provided in Section 6.01:

               (a) the Trustee may conclusively rely and shall be fully protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, note, debenture or other paper or document believed by it in good faith to be genuine and to have been signed or presented by the proper party or parties;

               (b) any request, direction, order or demand of the Company mentioned herein shall be sufficiently evidenced by an Officers' Certificate (unless other evidence in respect thereof be herein specifically prescribed);
and any Board Resolution may be evidenced to the Trustee by a copy thereof certified by the Secretary or an Assistant Secretary of the Company;

               (c) the Trustee may consult with counsel of its selection and any advice or Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or Opinion of Counsel;

               (d) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Securityholders, pursuant to the provisions of this Indenture, unless such Securityholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which may be incurred therein or thereby;

               (e) the Trustee shall not be liable for any action taken or omitted by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture; nothing contained herein shall, however, relieve the Trustee of the obligation, upon the occurrence of an Event of Default with respect to the Debt Securities (that has not been cured or waived) to exercise with respect to the Debt Securities such of the rights and powers vested in it by this Indenture, and to use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of such person's own affairs;

               (f) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, coupon or other paper or document, unless requested in writing to do so by the holders of not less than a majority in principal amount of the outstanding Debt Securities affected thereby; provided, however, that if the
                                                --------   -------
payment within a reasonable time to the Trustee of the costs, expenses or liabilities likely to be incurred by it in the making of such investigation is, in the opinion of the Trustee, not reasonably assured to the Trustee by the security afforded to it by the terms of this Indenture, the Trustee may require reasonable indemnity against such expense or liability as a condition to so proceeding; and

               (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents (including any Authenticating Agent) or attorneys, and the Trustee shall not be responsible for any misconduct or negligence on the part of any such agent or attorney appointed by it with due care.

         SECTION 6.03. No Responsibility for Recitals, etc.
                       -----------------------------------

               The recitals contained herein and in the Debt Securities (except in the certificate of authentication of the Trustee or the Authenticating Agent) shall be taken as the statements of the Company and the Trustee and the Authenticating Agent assume no responsibility for the correctness of the same. The Trustee and the Authenticating Agent make no representations as to the validity or sufficiency of this Indenture or of the Debt Securities. The Trustee and the Authenticating Agent shall not be accountable for the use or application by the Company of any Debt Securities or the proceeds of any Debt Securities authenticated and delivered by the Trustee or the Authenticating Agent in conformity with the provisions of this Indenture.

         SECTION 6.04. Trustee, Authenticating  Agent, Paying  Agents,  Transfer
                       ---------------------------------------------------------
 Agents or Registrar May Own Debt Securities.
--------------------------------------------

               The Trustee or any Authenticating Agent or any paying agent or any transfer agent or any Debt Security registrar, in its individual or any other capacity, may become the owner or pledgee of Debt Securities with the same rights it would have if it were not Trustee, Authenticating Agent, paying agent, transfer agent or Debt Security registrar.

         SECTION 6.05. Moneys to be Held in Trust.
                       --------------------------

               Subject to the provisions of Section 12.04, all moneys received by the Trustee or any paying agent shall, until used or applied as herein provided, be held in trust for the purpose for which they were received, but need not be segregated from other funds except to the extent required by law. The Trustee and any paying agent shall be under no liability for interest on any money received by it hereunder except as otherwise agreed in writing with the Company. So long as no Event of Default shall have occurred and be continuing, all interest allowed on any such moneys, if any, shall be paid from time to time to the Company upon the written order of the Company, signed by the Chairman of the Board of Directors, the President, the Chief Operating Officer, a Vice President, the Treasurer or an Assistant Treasurer of the Company.

         SECTION 6.06. Compensation and Expenses of Trustee.
                       ------------------------------------

               The Company covenants and agrees to pay to the Trustee from time to time, and the Trustee shall be entitled to, such compensation as shall be agreed to in writing between the Company and the Trustee (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), and the Company will pay or reimburse the Trustee upon its written request for all documented reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the reasonable expenses and disbursements of its counsel and of all Persons not regularly in its employ) except any such expense, disbursement or advance that arises from its negligence or bad faith. The Company also covenants to indemnify each of the Trustee (including in its individual capacity) and any predecessor Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any and all loss, damage, claim, liability or expense including taxes (other than taxes based on the income of the Trustee), except to the extent such loss, damage, claim, liability or expense results from the negligence or bad faith of such indemnitee, arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim or liability in the premises. The obligations of the Company under this Section 6.06 to compensate and indemnify the Trustee and to pay or reimburse the Trustee for documented expenses, disbursements and advances shall constitute additional indebtedness hereunder. Such additional indebtedness shall be secured by a lien prior to that of the Debt Securities upon all property and funds held or collected by the Trustee as such, except funds held in trust for the benefit of the holders of particular Debt Securities.

               Without prejudice to any other rights available to the Trustee under applicable law, when the Trustee incurs expenses or renders services in connection with an Event of Default specified in subsections (d), (e) or (f) of

Section 5.01, the expenses (including the reasonable charges and expenses of its counsel) and the compensation for the services are intended to constitute expenses of administration under any applicable federal or state bankruptcy, insolvency or other similar law.

               The provisions of this Section shall survive the resignation or removal of the Trustee and the defeasance or other termination of this Indenture.

         SECTION 6.07. Officers' Certificate as Evidence.
                       ---------------------------------

               Except as otherwise provided in Sections 6.01 and 6.02, whenever in the administration of the provisions of this Indenture the Trustee shall deem it necessary or desirable that a matter be proved or established prior to taking or omitting any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may, in the absence of negligence or bad faith on the part of the Trustee, be deemed to be conclusively proved and established by an Officers' Certificate delivered to the Trustee, and such certificate, in the absence of negligence or bad faith on the part of the Trustee, shall be full warrant to the Trustee for any action taken or omitted by it under the provisions of this Indenture upon the faith thereof.

         SECTION 6.08. Eligibility of Trustee.
                       ----------------------

               The Trustee hereunder shall at all times be a U.S. Person that is a banking corporation organized and doing business under the laws of the United States of America or any state thereof or of the District of Columbia and authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least fifty million U.S. dollars ($50,000,000) and subject to supervision or examination by federal, state, or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 6.08 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent records of condition so published.

               The Company may not, nor may any Person directly or indirectly controlling, controlled by, or under common control with the Company, serve as Trustee, notwithstanding that such corporation shall be otherwise eligible and qualified under this Article.

               In case at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section 6.08, the Trustee shall resign immediately in the manner and with the effect specified in Section 6.09.

               If the Trustee has or shall acquire any "conflicting interest" within the meaning of ss. 310(b) of the Trust Indenture Act, the Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to this Indenture.

         SECTION 6.09. Resignation or Removal of Trustee.
                       ---------------------------------

               (a) The Trustee, or any trustee or trustees hereafter appointed, may at any time resign by giving written notice of such resignation to the Company and by mailing notice thereof, at the Company's expense, to the holders of the Debt Securities at their addresses as they shall appear on the Debt Security Register. Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee or trustees by written instrument, in duplicate, executed by order of its Board of Directors, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor Trustee. If no successor Trustee shall have been so appointed and have accepted appointment within 30 days after the mailing of such notice of resignation to the affected Securityholders, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee, or any Securityholder who has been a bona fide holder of a Debt Security or Debt Securities for at least six months may, subject to the provisions of Section 5.09, on behalf of himself or herself and all others similarly situated, petition any such court for the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, appoint a successor Trustee.

               (b) In case at any time any of the following shall occur --

                    (1) the Trustee shall fail to comply with the  provisions of the last paragraph of Section 6.08 after written request therefor by the Company or by any Securityholder who has been a bona fide holder of a Debt Security or Debt Securities for at least six months,

                    (2) the Trustee  shall  cease to be  eligible in  accordance with the provisions of Section 6.08 and shall fail to resign after written request therefor by the Company or by any such Securityholder, or

                    (3) the Trustee shall become  incapable of acting,  or shall be adjudged bankrupt or insolvent, or a receiver of the Trustee or of its property shall be appointed, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, the Company may remove the Trustee and appoint a successor Trustee by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor Trustee, or, subject to the provisions of Section 5.09, if no successor Trustee shall have been so appointed and have accepted appointment within 30 days of the occurrence of any of (1),(2) or (3) above, any Securityholder who has been a bona fide holder of a Debt Security or Debt Securities for at least six months may, on behalf of himself or herself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint a successor Trustee.

               (c) Upon prior written notice to the Company and the Trustee, the holders of a majority in aggregate principal amount of the Debt Securities at the time outstanding may at any time remove the Trustee and nominate a successor Trustee, which shall be deemed appointed as successor Trustee unless within ten Business Days after such nomination the Company objects thereto, in which case or in the case of a failure by such holders to nominate a successor Trustee, the Trustee so removed or any Securityholder, upon the terms and conditions and otherwise as in subsection (a) of this Section 6.09 provided, may petition any court of competent jurisdiction for an appointment of a successor.

               (d) Any resignation or removal of the Trustee and appointment of a successor Trustee pursuant to any of the provisions of this Section 6.09 shall become effective upon acceptance of appointment by the successor Trustee as provided in Section 6.10.

         SECTION 6.10. Acceptance by Successor Trustee.
                       -------------------------------

               Any successor Trustee appointed as provided in Section 6.09 shall execute, acknowledge and deliver to the Company and to its predecessor Trustee an instrument accepting such appointment hereunder, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, duties and obligations with respect to the Debt Securities of its predecessor hereunder, with like effect as if originally named as Trustee herein; but, nevertheless, on the written request of the Company or of the successor Trustee, the Trustee ceasing to act shall, upon payment of the amounts then due it pursuant to the provisions of Section 6.06, execute and deliver an instrument transferring to such successor Trustee all the rights and powers of the Trustee so ceasing to act and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder. Upon request of any such successor Trustee, the Company shall execute any and all instruments in writing for more fully and certainly vesting in and confirming to such successor Trustee all such rights and powers. Any Trustee ceasing to act shall, nevertheless, retain a lien upon all property or funds held or collected by such Trustee to secure any amounts then due it pursuant to the provisions of Section 6.06.

               If a successor Trustee is appointed, the Company, the retiring Trustee and the successor Trustee shall execute and deliver an indenture supplemental hereto which shall contain such provisions as shall be deemed necessary or desirable to confirm that all the rights, powers, trusts and duties of the retiring Trustee with respect to the Debt Securities as to which the predecessor Trustee is not retiring shall continue to be vested in the predecessor Trustee, and shall add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the Trust hereunder by more than one Trustee, it being understood that nothing herein or in such supplemental indenture shall constitute such Trustees co-trustees of the same trust and that each such Trustee shall be Trustee of a trust or trusts hereunder separate and apart from any trust or trusts hereunder administered by any other such Trustee.

               No successor Trustee shall accept appointment as provided in this
Section 6.10 unless at the time of such acceptance such successor Trustee shall be eligible under the provisions of Section 6.08.

               In no event shall a retiring Trustee be liable for the acts or omissions of any successor Trustee hereunder.

               Upon acceptance of appointment by a successor Trustee as provided in this Section 6.10, the Company shall mail notice of the succession of such Trustee hereunder to the holders of Debt Securities at their addresses as they shall appear on the Debt Security Register. If the Company fails to mail such notice within ten Business Days after the acceptance of appointment by the successor Trustee, the successor Trustee shall cause such notice to be mailed at the expense of the Company.

         SECTION 6.11. Succession by Merger, etc.
                       -------------------------

               Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided, that such corporation shall be otherwise eligible
                     --------
and qualified under this Article.

               In case at the time such successor to the Trustee shall succeed to the trusts created by this Indenture any of the Debt Securities shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor Trustee, and deliver such Debt Securities so authenticated; and in case at that time any of the Debt Securities shall not have been authenticated, any successor to the Trustee may authenticate such Debt Securities either in the name of any predecessor hereunder or in the name of the successor Trustee; and in all such cases such certificates shall have the full force which it is anywhere in the Debt Securities or in this Indenture provided that the certificate of the Trustee shall have; provided, however, that the right to adopt the certificate of
              --------   -------
authentication of any predecessor Trustee or authenticate Debt Securities in the name of any predecessor Trustee shall apply only to its successor or successors by merger, conversion or consolidation.

         SECTION 6.12. Authenticating Agents.
                       ---------------------

               There may be one or more Authenticating Agents appointed by the Trustee upon the request of the Company with power to act on its behalf and subject to its direction in the authentication and delivery of Debt Securities issued upon exchange or registration of transfer thereof as fully to all intents and purposes as though any such Authenticating Agent had been expressly authorized to authenticate and deliver Debt Securities; provided, that the
                                                             --------
Trustee shall have no liability to the Company for any acts or omissions of the Authenticating Agent with respect to the authentication and delivery of Debt Securities. Any such Authenticating Agent shall at all times be a corporation organized and doing business under the laws of the United States or of any state or territory thereof or of the District of Columbia authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of at least $50,000,000 and being subject to supervision or examination by federal, state, territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually pursuant to law or the requirements of such authority, then for the purposes of this Section 6.12 the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect herein specified in this Section.

               Any corporation into which any Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, consolidation or conversion to which any Authenticating Agent shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of any Authenticating Agent, shall be the successor of such Authenticating Agent hereunder, if such successor corporation is otherwise eligible under this Section 6.12 without the execution or filing of any paper or any further act on the part of the parties hereto or such Authenticating Agent.

               Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time terminate the agency of any Authenticating Agent with respect to the Debt Securities by giving written notice of termination to such Authenticating Agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time any Authenticating Agent shall cease to be eligible under this Section 6.12, the Trustee may, and upon the request of the Company shall, promptly appoint a successor Authenticating Agent eligible under this Section 6.12, shall give written notice of such appointment to the Company and shall mail notice of such appointment to all holders of Debt Securities as the names and addresses of such holders appear on the Debt Security Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all rights, powers, duties and responsibilities with respect to the Debt Securities of its predecessor hereunder, with like effect as if originally named as Authenticating Agent herein.

               The Company agrees to pay to any Authenticating Agent from time to time reasonable compensation for its services. Any Authenticating Agent shall have no responsibility or liability for any action taken by it as such in accordance with the directions of the Trustee.

                                   ARTICLE VII

                         CONCERNING THE SECURITYHOLDERS

         SECTION 7.01. Action by Securityholders.
                       -------------------------

               Whenever in this Indenture it is provided that the holders of a specified percentage in aggregate principal amount of the Debt Securities may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action), the fact that at the time of taking any such action the holders of such specified percentage have joined therein may be evidenced (a) by any instrument or any number of instruments of similar tenor executed by such Securityholders in person or by agent or proxy appointed in writing, or (b) by the record of such holders of Debt Securities voting in favor thereof at any meeting of such Securityholders duly called and held in accordance with the provisions of Article VIII, or (c) by a combination of such instrument or instruments and any such record of such a meeting of such Securityholders or (d) by any other method the Trustee deems satisfactory.

               If the Company shall solicit from the Securityholders any request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, the Company may, at its option, as evidenced by an Officers' Certificate, fix in advance a record date for such Debt
Securities for the determination of Securityholders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same may be given before or after the record date, but only the Securityholders of record at the close of business on the record date shall be deemed to be Securityholders for the purposes of determining whether Securityholders of the requisite proportion of outstanding Debt Securities have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other action or revocation of the same, and for that purpose the outstanding Debt Securities shall be computed as of the record date; provided,
                                                                       --------
however,   that  no  such   authorization,   agreement   or   consent   by  such
-------
Securityholders on the record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than six months after the record date.

         SECTION 7.02. Proof of Execution by Securityholders.
                       -------------------------------------

               Subject to the provisions of Sections 6.01, 6.02 and 8.05, proof of the execution of any instrument by a Securityholder or such Securityholder's agent or proxy shall be sufficient if made in accordance with such reasonable rules and regulations as may be prescribed by the Trustee or in such manner as shall be satisfactory to the Trustee. The ownership of Debt Securities shall be proved by the Debt Security Register or by a certificate of the Debt Security registrar. The Trustee may require such additional proof of any matter referred to in this Section as it shall deem necessary.

               The record of any Securityholders' meeting shall be proved in the manner provided in Section 8.06.

         SECTION 7.03. Who Are Deemed Absolute Owners.
                       ------------------------------

               Prior to due presentment for registration of transfer of any Debt Security, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and any Debt Security registrar may deem the Person in whose name such Debt Security shall be registered upon the Debt Security Register to be, and may treat such Person as, the absolute owner of such Debt Security (whether or not such Debt Security shall be overdue) for the purpose of receiving payment of or on account of the principal of, premium, if any, and interest on such Debt Security and for all other purposes; and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debt Security registrar shall be affected by any notice to the contrary. All such payments so made to any holder for the time being or upon such holder's order shall be valid, and, to the extent of the sum or sums so paid, effectual to satisfy and discharge the liability for moneys payable upon any such Debt Security.

         SECTION 7.04. Debt Securities Owned by Company Deemed Not Outstanding.
                       -------------------------------------------------------

               In determining whether the holders of the requisite aggregate principal amount of Debt Securities have concurred in any direction, consent or waiver under this Indenture, Debt Securities which are owned by the Company or any other obligor on the Debt Securities or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any other obligor on the Debt Securities shall be disregarded and deemed not to be outstanding for the purpose of any such determination; provided, that for the purposes of determining whether the Trustee shall be
--------
protected in relying on any such direction, consent or waiver, only Debt Securities which a Responsible Officer of the Trustee actually knows are so owned shall be so disregarded. Debt Securities so owned which have been pledged in good faith may be regarded as outstanding for the purposes of this Section
7.04 if the pledgee shall establish to the satisfaction of the Trustee the pledgee's right to vote such Debt Securities and that the pledgee is not the Company or any such other obligor or Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor. In the case of a dispute as to such right, any decision by the Trustee taken upon the advice of counsel shall be full protection to the Trustee.

         SECTION 7.05. Revocation of Consents; Future Holders Bound.
                       --------------------------------------------

               At any time prior to (but not after) the evidencing to the Trustee, as provided in Section 7.01, of the taking of any action by the holders of the percentage in aggregate principal amount of the Debt Securities specified in this Indenture in connection with such action, any holder (in cases where no record date has been set pursuant to Section 7.01) or any holder as of an applicable record date (in cases where a record date has been set pursuant to Section 7.01) of a Debt Security (or any Debt Security issued in whole or in part in exchange or substitution therefor) the serial number of which is shown by the evidence to be included in the Debt Securities the holders of which have consented to such action may, by filing written notice with the Trustee at the Principal Office of the Trustee and upon proof of holding as provided in Section 7.02, revoke such action so far as concerns such Debt Security (or so far as concerns the principal amount represented by any exchanged or substituted Debt Security). Except as aforesaid any such action taken by the holder of any Debt Security shall be conclusive and binding upon such holder and upon all future holders and owners of such Debt Security, and of any Debt Security issued in exchange or substitution therefor or on registration of transfer thereof, irrespective of whether or not any notation in regard thereto is made upon such Debt Security or any Debt Security issued in exchange or substitution therefor.

                                  ARTICLE VIII

                            SECURITYHOLDERS' MEETINGS

         SECTION 8.01. Purposes of Meetings.
                       --------------------

               A meeting of Securityholders may be called at any time and from time to time pursuant to the provisions of this Article VIII for any of the following purposes:

               (a) to give any notice to the Company or to the Trustee, or to give any directions to the Trustee, or to consent to the waiving of any default hereunder and its consequences, or to take any other action authorized to be taken by Securityholders pursuant to any of the provisions of Article V;

               (b) to remove the Trustee and nominate a successor trustee pursuant to the provisions of Article VI;

               (c) to consent to the execution of an indenture or indentures supplemental hereto pursuant to the provisions of Section 9.02; or

               (d) to take any other action authorized to be taken by or on behalf of the holders of any specified aggregate principal amount of such Debt Securities under any other provision of this Indenture or under applicable law.

         SECTION 8.02. Call of Meetings by Trustee.
                       ---------------------------

               The Trustee may at any time call a meeting of Securityholders to take any action specified in Section 8.01, to be held at such time and at such place in New York or Wilmington, Delaware, as the Trustee shall determine. Notice of every meeting of the Securityholders, setting forth the time and the place of such meeting and in general terms the action proposed to be taken at such meeting, shall be mailed to holders of Debt Securities affected at their addresses as they shall appear on the Debt Securities Register. Such notice shall be mailed not less than 20 nor more than 180 days prior to the date fixed for the meeting.

         SECTION 8.03. Call of Meetings by Company or Securityholders.
                       ----------------------------------------------

               In case at any time the Company pursuant to a Board Resolution, or the holders of at least 10% in aggregate principal amount of the Debt Securities, as the case may be, then outstanding, shall have requested the Trustee to call a meeting of Securityholders, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have mailed the notice of such meeting within 20 days after receipt of such request, then the Company or such Securityholders may determine the time and the place in St. Louis, Missouri for such meeting and may call such meeting to take any action authorized in Section 8.01, by mailing notice thereof as provided in Section 8.02.

         SECTION 8.04. Qualifications for Voting.
                       -------------------------

               To be entitled to vote at any meeting of Securityholders a Person shall be (a) a holder of one or more Debt Securities with respect to which the meeting is being held or (b) a Person appointed by an instrument in writing as proxy by a holder of one or more such Debt Securities. The only Persons who shall be entitled to be present or to speak at any meeting of Securityholders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any representatives of the Company and its counsel.

         SECTION 8.05. Regulations.
                       -----------

               Notwithstanding any other provisions of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any meeting of Securityholders, in regard to proof of the holding of Debt Securities and of the appointment of proxies, and in regard to the appointment and duties of inspectors of votes, the submission and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall deem appropriate.

               The Trustee shall, by an instrument in writing, appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Securityholders as provided in Section 8.03, in which case the Company or the Securityholders calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by majority vote at the meeting.

               Subject to the provisions of Section 7.04, at any meeting each holder of Debt Securities with respect to which such meeting is being held or proxy therefor shall be entitled to one vote for each $1,000 principal amount of Debt Securities held or represented by such holder; provided, however, that no
                                                     --------   -------
vote shall be cast or counted at any meeting in respect of any Debt Security challenged as not outstanding and ruled by the chairman of the meeting to be not outstanding. The chairman of the meeting shall have no right to vote other than by virtue of Debt Securities held by such chairman or instruments in writing as aforesaid duly designating such chairman as the Person to vote on behalf of other Securityholders. Any meeting of Securityholders duly called pursuant to the provisions of Section 8.02 or 8.03 may be adjourned from time to time by a majority of those present, whether or not constituting a quorum, and the meeting may be held as so adjourned without further notice.

         SECTION 8.06. Voting.
                       ------

               The vote upon any resolution submitted to any meeting of holders of Debt Securities with respect to which such meeting is being held shall be by written ballots on which shall be subscribed the signatures of such holders or of their representatives by proxy and the serial number or numbers of the Debt Securities held or represented by them. The permanent chairman of the meeting shall appoint two inspectors of votes who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in triplicate of all votes cast at the meeting. A record in duplicate of the proceedings of each meeting of Securityholders shall be prepared by the secretary of the meeting and there shall be attached to said record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more Persons having knowledge of the facts setting forth a copy of the notice of the meeting and showing that said notice was mailed as provided in Section 8.02. The record shall show the serial numbers of the Debt Securities voting in favor of or against any resolution. The record shall be signed and verified by the affidavits of the permanent chairman and secretary of the meeting and one of the duplicates shall be delivered to the Company and the other to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting.

               Any record so signed and verified shall be conclusive evidence of the matters therein stated.

         SECTION 8.07. Quorum; Actions.
                       ---------------

               The Persons entitled to vote a majority in outstanding  principal amount of the Debt Securities shall constitute a quorum for a meeting of Securityholders; provided, however, that if any action is to be taken at such
                  --------   -------
meeting with respect to a consent, waiver, request, demand, notice, authorization, direction or other action which may be given by the holders of not less than a specified percentage in outstanding principal amount of the Debt Securities, the Persons holding or representing such specified percentage in outstanding principal amount of the Debt Securities will constitute a quorum. In the absence of a quorum within 30 minutes of the time appointed for any such meeting, the meeting shall, if convened at the request of Securityholders, be dissolved. In any other case the meeting may be adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such meeting. In the absence of a quorum at any such adjourned meeting, such adjourned meeting may be further adjourned for a period of not less than 10 days as determined by the permanent chairman of the meeting prior to the adjournment of such adjourned meeting. Notice of the reconvening of any adjourned meeting shall be given as provided in Section 8.02, except that such notice need be given only once not less than five days prior to the date on which the meeting is scheduled to be reconvened. Notice of the reconvening of an adjourned meeting shall state expressly the percentage, as provided above, of the outstanding principal amount of the Debt Securities which shall constitute a quorum.

               Except  as  limited  by the  proviso  in the first  paragraph  of
Section 9.02, any resolution presented to a meeting or adjourned meeting duly reconvened at which a quorum is present as aforesaid may be adopted by the affirmative vote of the holders of not less than a majority in outstanding principal amount of the Debt Securities; provided, however, that, except as
                                           --------   -------
limited by the proviso in the first paragraph of Section 9.02, any resolution with respect to any consent, waiver, request, demand, notice, authorization, direction or other action that this Indenture expressly provides may be given by the holders of not less than a specified percentage in outstanding principal amount of the Debt Securities may be adopted at a meeting or an adjourned meeting duly reconvened and at which a quorum is present as aforesaid only by the affirmative vote of the holders of not less than such specified percentage in outstanding principal amount of the Debt Securities.

               Any resolution passed or decision taken at any meeting of holders of Debt Securities duly held in accordance with this Section shall be binding on all the Securityholders, whether or not present or represented at the meeting.

                                   ARTICLE IX

                             SUPPLEMENTAL INDENTURES

         SECTION 9.01. Supplemental   Indentures  without  Consent  of Security-
                       ---------------------------------------------------------
holders.
-------

               The Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto, without the consent of the Securityholders, for one or more of the following purposes:

               (a) to evidence the succession of another corporation to the Company, or successive successions, and the assumption by the successor corporation of the covenants, agreements and obligations of the Company, pursuant to Article XI hereof;

               (b) to add to the covenants of the Company such further covenants, restrictions or conditions for the protection of the holders of Debt Securities as the Board of Directors shall consider to be for the protection of the holders of such Debt Securities, and to make the occurrence, or the occurrence and continuance, of a default in any of such additional covenants, restrictions or conditions a default or an Event of Default permitting the enforcement of all or any of the several remedies provided in this Indenture as herein set forth; provided, however, that in respect of any such additional
                    --------   -------
covenant, restriction or condition such supplemental indenture may provide for a particular period of grace after default (which period may be shorter or longer than that allowed in the case of other defaults) or may provide for an immediate enforcement upon such default or may limit the remedies available to the Trustee upon such default;

               (c) to cure any ambiguity or to correct or supplement any provision contained herein or in any supplemental indenture which may be defective or inconsistent with any other provision contained herein or in any supplemental indenture, or to make such other provisions in regard to matters or questions arising under this Indenture; provided, that any such action shall not
                                        --------
adversely affect the interests of the holders of the Debt Securities;

               (d) to add to, delete from, or revise the terms of Debt Securities, including, without limitation, any terms relating to the issuance, exchange, registration or transfer of Debt Securities, including to provide for transfer procedures and restrictions substantially similar to those applicable to the Capital Securities, as required by Section 2.05 (for purposes of assuring that no registration of Debt Securities is required under the Securities Act of 1933, as amended); provided, that any such action shall not adversely affect the
                   --------
interests of the holders of the Debt Securities then outstanding (it being understood, for purposes of this proviso, that transfer restrictions on Debt Securities substantially similar to those applicable to Capital Securities shall not be deemed to adversely affect the holders of the Debt Securities);

               (e) to evidence and provide for the acceptance of appointment hereunder by a successor Trustee with respect to the Debt Securities and to add to or change any of the provisions of this Indenture as shall be necessary to provide for or facilitate the administration of the trusts hereunder by more than one Trustee, pursuant to the requirements of Section 6.10;

               (f) to make any change (other than as elsewhere provided in this paragraph) that does not adversely affect the rights of any Securityholder in any material respect; or

               (g) to provide for the issuance of and establish the form and terms and conditions of the Debt Securities, to establish the form of any certifications required to be furnished pursuant to the terms of this Indenture or the Debt Securities, or to add to the rights of the holders of Debt Securities.

               The Trustee is hereby authorized to join with the Company in the execution of any such supplemental indenture, to make any further appropriate agreements and stipulations which may be therein contained and to accept the conveyance, transfer and assignment of any property thereunder, but the Trustee shall not be obligated to, but may in its discretion, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

               Any supplemental  indenture  authorized by the provisions of this
Section 9.01 may be executed by the Company and the Trustee without the consent of the holders of any of the Debt Securities at the time outstanding, notwithstanding any of the provisions of Section 9.02.

SECTION 9.02. Supplemental Indentures with Consent of Securityholders.
              -------------------------------------------------------

               With the consent (evidenced as provided in Section 7.01) of the holders of not less than a majority in aggregate principal amount of the Debt Securities at the time outstanding affected by such supplemental indenture (voting as a class), the Company, when authorized by a Board Resolution, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act, then in effect, applicable to indentures qualified thereunder) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debt Securities; provided, however, that no such supplemental indenture
                         --------   -------
shall without such consent of the holders of each Debt Security then outstanding and affected thereby (i) extend the fixed maturity of any Debt Security, or reduce the principal amount thereof or any premium thereon, or reduce the rate or extend the time of payment of interest thereon, or reduce any amount payable on redemption thereof or make the principal thereof or any interest or premium thereon payable in any coin or currency other than that provided in the Debt Securities, or impair or affect the right of any Securityholder to institute suit for payment thereof or impair the right of repayment, if any, at the option of the holder, or (ii) reduce the aforesaid percentage of Debt Securities the holders of which are required to consent to any such supplemental indenture; and provided, further, that if the Debt Securities are held by the Trust or a
--------   -------
trustee of such trust, such supplemental indenture shall not be effective until the holders of a majority in liquidation preference of the Trust Securities shall have consented to such supplemental indenture; provided, further, that if
                                                      --------  -------
the consent of the Securityholder of each outstanding Debt Security is required, such supplemental indenture shall not be effective until each holder of the Trust Securities shall have consented to such supplemental indenture.

               Upon the request of the Company accompanied by a Board Resolution authorizing the execution of any such supplemental indenture, and upon the filing with the Trustee of evidence of the consent of Securityholders as aforesaid, the Trustee shall join with the Company in the execution of such supplemental indenture unless such supplemental indenture affects the Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion, but shall not be obligated to, enter into such supplemental indenture.

               Promptly after the execution by the Company and the Trustee of any supplemental indenture pursuant to the provisions of this Section, the Trustee shall transmit by mail, first class postage prepaid, a notice, prepared by the Company, setting forth in general terms the substance of such supplemental indenture, to the Securityholders as their names and addresses appear upon the Debt Security Register. Any failure of the Trustee to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture.

               It shall not be necessary for the consent of the Securityholders under this Section 9.02 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent shall approve the substance thereof.

         SECTION 9.03. Effect of Supplemental Indentures.
                       ---------------------------------

               Upon the execution of any supplemental indenture pursuant to the provisions of this Article IX, this Indenture shall be and be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the holders of Debt Securities shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

         SECTION 9.04. Notation on Debt Securities.
                       ---------------------------

               Debt Securities authenticated and delivered after the execution of any supplemental indenture pursuant to the provisions of this Article IX may bear a notation as to any matter provided for in such supplemental indenture. If the Company or the Trustee shall so determine, new Debt Securities so modified as to conform, in the opinion of the Board of Directors of the Company, to any modification of this Indenture contained in any such supplemental indenture may be prepared and executed by the Company, authenticated by the Trustee or the Authenticating Agent and delivered in exchange for the Debt Securities then outstanding.

         SECTION 9.05. Evidence  of  Compliance  of Supplemental Indenture to be
                       ---------------------------------------------------------
Furnished to Trustee.
--------------------

               The Trustee, subject to the provisions of Sections 6.01 and 6.02, shall, in addition to the documents required by Section 14.06, receive an Officers' Certificate and an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant hereto complies with the requirements of this Article IX. The Trustee shall receive an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant to this
Article IX is  authorized  or  permitted  by, and conforms to, the terms of this
Article IX and that it is proper for the Trustee  under the  provisions  of this
Article IX to join in the execution thereof.

                                    ARTICLE X

                            REDEMPTION OF SECURITIES

         SECTION 10.01. Optional Redemption.
                        -------------------

               At any time the Company shall have the right, subject to the receipt by the Company of prior approval from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve, to redeem the Debt Securities, in whole or in part, on any April 22 or October 22 on or after April 22, 2007 (the "Redemption Date"), at the Redemption Price.

         SECTION 10.02. Special Event Redemption.
                        ------------------------

               If a Special Event shall occur and be continuing, the Company shall have the right, subject to the receipt by the Company of prior approval from the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve, to redeem the Debt Securities, in whole but not in part, at any time within 90 days following the occurrence of such Special Event (the "Special Redemption Date"), at the Special Redemption Price.

         SECTION 10.03. Notice of Redemption; Selection of Debt Securities.
                        --------------------------------------------------

               In case the Company shall desire to exercise the right to redeem all, or, as the case may be, any part of the Debt Securities, it shall fix a date for redemption and shall mail a notice of such redemption at least 30 and not more than 60 days prior to the date fixed for redemption to the holders of Debt Securities so to be redeemed as a whole or in part at their last addresses as the same appear on the Debt Security Register. Such mailing shall be by first class mail. The notice if mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the holder receives such notice. In any case, failure to give such notice by mail or any defect in the notice to the holder of any Debt Security designated for redemption as a whole or in part shall not affect the validity of the proceedings for the redemption of any other Debt Security.

               Each such notice of redemption shall specify the CUSIP number, if any, of the Debt Securities to be redeemed, the date fixed for redemption, the redemption price at which Debt Securities are to be redeemed, the place or places of payment, that payment will be made upon presentation and surrender of such Debt Securities, that interest accrued to the date fixed for redemption will be paid as specified in said notice, and that on and after said date interest thereon or on the portions thereof to be redeemed will cease to accrue. If less than all the Debt Securities are to be redeemed the notice of redemption shall specify the numbers of the Debt Securities to be redeemed. In case the Debt Securities are to be redeemed in part only, the notice of redemption shall state the portion of the principal amount thereof to be redeemed and shall state that on and after the date fixed for redemption, upon surrender of such Debt Security, a new Debt Security or Debt Securities in principal amount equal to the unredeemed portion thereof will be issued.

               Prior to 10:00 a.m. New York City time on the Redemption Date or the Special Redemption Date specified in the notice of redemption given as provided in this Section, the Company will deposit with the Trustee or with one or more paying agents an amount of money sufficient to redeem on the redemption date all the Debt Securities so called for redemption at the appropriate redemption price, together with accrued interest to the date fixed for redemption.

               The Company will give the Trustee notice not less than 45 nor more than 60 days prior to the redemption date as to the redemption price at which the Debt Securities are to be redeemed and the aggregate principal amount of Debt Securities to be redeemed and the Trustee shall select, in such manner as in its sole discretion it shall deem appropriate and fair, the Debt Securities or portions thereof (in integral multiples of $1,000) to be redeemed.

         SECTION 10.04. Payment of Debt Securities Called for Redemption.
                        ------------------------------------------------

               If notice of redemption has been given as provided in Section 10.03, the Debt Securities or portions of Debt Securities with respect to which such notice has been given shall become due and payable on the Redemption Date or the Special Redemption Date (as the case may be) and at the place or places stated in such notice at the applicable redemption price, together with interest accrued to the date fixed for redemption, and on and after said Redemption Date or the Special Redemption Date (unless the Company shall default in the payment of such Debt Securities at the redemption price, together with interest accrued to said date) interest on the Debt Securities or portions of Debt Securities so called for redemption shall cease to accrue. On presentation and surrender of such Debt Securities at a place of payment specified in said notice, such Debt Securities or the specified portions thereof shall be paid and redeemed by the Company at the applicable redemption price, together with interest accrued thereon to the Redemption Date or the Special Redemption Date (as the case may be).

               Upon presentation of any Debt Security redeemed in part only, the Company shall execute and the Trustee shall authenticate and make available for delivery to the holder thereof, at the expense of the Company, a new Debt
Security or Debt Securities of authorized denominations in principal amount equal to the unredeemed portion of the Debt Security so presented.

                                   ARTICLE XI

                CONSOLIDATION, MERGER, SALE, CONVEYANCE AND LEASE

         SECTION 11.01. Company May Consolidate, etc., on Certain Terms.
                        -----------------------------------------------

               Nothing contained in this Indenture or in the Debt Securities shall prevent any consolidation or merger of the Company with or into any other corporation or corporations (whether or not affiliated with the Company) or successive consolidations or mergers in which the Company or its successor or successors shall be a party or parties, or shall prevent any sale, conveyance, transfer or other disposition of the property or capital stock of the Company or its successor or successors as an entirety, or substantially as an entirety, to any other corporation (whether or not affiliated with the Company, or its successor or successors) authorized to acquire and operate the same; provided,
                                                                       --------
however,  that the  Company  hereby  covenants  and agrees  that,  upon any such
-------
consolidation, merger (where the Company is not the surviving corporation), sale, conveyance, transfer or other disposition, the due and punctual payment of the principal of (and premium, if any) and interest on all of the Debt Securities in accordance with their terms, according to their tenor, and the due and punctual performance and observance of all the covenants and conditions of this Indenture to be kept or performed by the Company, shall be expressly assumed by supplemental indenture reasonably satisfactory in form to the Trustee executed and delivered to the Trustee by the entity formed by such consolidation, or into which the Company shall have been merged, or by the entity which shall have acquired such property or capital stock.

         SECTION 11.02. Successor Entity to be Substituted.
                        ----------------------------------

               In case of any such consolidation, merger, sale, conveyance, transfer or other disposition and upon the assumption by the successor entity, by supplemental indenture, executed and delivered to the Trustee and reasonably satisfactory in form to the Trustee, of the due and punctual payment of the principal of and premium, if any, and interest on all of the Debt Securities and the due and punctual performance and observance of all of the covenants and conditions of this Indenture to be performed or observed by the Company, such successor entity shall succeed to and be substituted for the Company, with the same effect as if it had been named herein as the Company, and thereupon the predecessor entity shall be relieved of any further liability or obligation hereunder or upon the Debt Securities. Such successor entity thereupon may cause to be signed, and may issue either in its own name or in the name of the Company, any or all of the Debt Securities issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee or the Authenticating Agent; and, upon the order of such successor entity instead of the Company and subject to all the terms, conditions and limitations in this Indenture prescribed, the Trustee or the Authenticating Agent shall authenticate and deliver any Debt Securities which previously shall have been signed and delivered by the officers of the Company, to the Trustee or the Authenticating Agent for authentication, and any Debt Securities which such successor entity thereafter shall cause to be signed and delivered to the Trustee or the Authenticating Agent for that purpose. All the Debt Securities so issued shall in all respects have the same legal rank and benefit under this Indenture as the Debt Securities theretofore or thereafter issued in accordance with the terms of this Indenture as though all of such Debt Securities had been issued at the date of the execution hereof.

         SECTION 11.03. Opinion of Counsel to be Given to Trustee.
                        -----------------------------------------

               The Trustee, subject to the provisions of Sections 6.01 and 6.02, shall receive, in addition to the Opinion of Counsel required by Section 9.05, an Opinion of Counsel as conclusive evidence that any consolidation, merger, sale, conveyance, transfer or other disposition, and any assumption, permitted or required by the terms of this Article XI complies with the provisions of this
Article XI.

                                   ARTICLE XII

                     SATISFACTION AND DISCHARGE OF INDENTURE

         SECTION 12.01. Discharge of Indenture.
                        ----------------------

               When (a) the Company shall deliver to the Trustee for cancellation all Debt Securities theretofore authenticated (other than any Debt Securities which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.06) and not theretofore canceled, or (b) all the Debt Securities not theretofore canceled or delivered to the Trustee for cancellation shall have become due and payable, or are by their terms to become due and payable within one year or are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption, and the Company shall deposit with the Trustee, in trust, funds, which shall be immediately due and payable, sufficient to pay at maturity or upon redemption all of the Debt Securities (other than any Debt Securities which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Section 2.06) not theretofore canceled or delivered to the Trustee for cancellation, including principal and premium, if any, and interest due or to become due to such date of maturity or redemption date, as the case may be, but excluding, however, the amount of any moneys for the payment of principal of, and premium, if any, or interest on the Debt Securities (1) theretofore repaid to the Company in accordance with the provisions of Section 12.04, or (2) paid to any state or to the District of Columbia pursuant to its unclaimed property or similar laws, and if in the case of either clause (a) or clause (b) the Company shall also pay or cause to be paid all other sums payable hereunder by the Company, then this Indenture shall cease to be of further effect except for the provisions of Sections 2.05, 2.06, 3.01, 3.02, 3.04, 6.06, 6.09 and 12.04 hereof, which shall survive until such Debt Securities shall mature or are redeemed, as the case may be, and are paid. Thereafter, Sections 6.06, 6.09 and 12.04 shall survive, and the Trustee, on demand of the Company accompanied by an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with, and at the cost and expense of the Company, shall execute proper instruments acknowledging satisfaction of and discharging this Indenture, the Company, however, hereby agreeing to reimburse the Trustee for any costs or expenses thereafter reasonably and properly incurred by the Trustee in connection with this Indenture or the Debt Securities.

         SECTION 12.02. Deposited Moneys to be Held in Trust by Trustee.
                        -----------------------------------------------

               Subject to the provisions of Section 12.04, all moneys deposited with the Trustee pursuant to Section 12.01 shall be held in trust and applied by it to the payment, either directly or through any paying agent (including the Company if acting as its own paying agent), to the holders of the particular Debt Securities for the payment of which such moneys have been deposited with the Trustee, of all sums due and to become due thereon for principal, and premium, if any, and interest.

         SECTION 12.03. Paying Agent to Repay Moneys Held.
                        ---------------------------------

               Upon the satisfaction and discharge of this Indenture, all moneys then held by any paying agent of the Debt Securities (other than the Trustee) shall, upon demand of the Company, be repaid to the Company or paid to the Trustee, and thereupon such paying agent shall be released from all further liability with respect to such moneys.

         SECTION 12.04. Return of Unclaimed Moneys.
                        --------------------------

               Any moneys deposited with or paid to the Trustee or any paying agent for payment of the principal of, and premium, if any, or interest on Debt Securities and not applied but remaining unclaimed by the holders of Debt Securities for two years after the date upon which the principal of, and premium, if any, or interest on such Debt Securities, as the case may be, shall have become due and payable, shall be repaid to the Company by the Trustee or such paying agent on written demand; and the holder of any of the Debt Securities shall thereafter look only to the Company for any payment which such holder may be entitled to collect and all liability of the Trustee or such paying agent with respect to such moneys shall thereupon cease.

                                  ARTICLE XIII

                    IMMUNITY OF INCORPORATORS, STOCKHOLDERS,
                             OFFICERS AND DIRECTORS

         SECTION 13.01. Indenture   and   Debt   Securities   Solely   Corporate
                        --------------------------------------------------------
Obligations.
-----------

               No recourse for the payment of the principal of or premium, if any, or interest on any Debt Security, or for any claim based thereon or otherwise in respect thereof, and no recourse under or upon any obligation, covenant or agreement of the Company in this Indenture or in any supplemental indenture, or in any such Debt Security, or because of the creation of any indebtedness represented thereby, shall be had against any incorporator, stockholder, officer, director, employee or agent, as such, past, present or future, of the Company or of any predecessor or successor corporation of the Company, either directly or through the Company or any successor corporation of the Company, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly understood that all such liability is hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issue of the Debt Securities.

                                   ARTICLE XIV

                            MISCELLANEOUS PROVISIONS

         SECTION 14.01. Successors.
                        ----------

               All the covenants, stipulations, promises and agreements of the Company contained in this Indenture shall bind its successors and assigns whether so expressed or not.

         SECTION 14.02. Official Acts by Successor Entity.
                        ---------------------------------

               Any act or proceeding by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the like board, committee, officer or other authorized Person of any entity that shall at the time be the lawful successor of the Company.

         SECTION 14.03. Surrender of Company Powers.
                        ---------------------------

               The Company by instrument in writing executed by authority of 2/3 (two-thirds) of its Board of Directors and delivered to the Trustee may surrender any of the powers reserved to the Company and thereupon such power so surrendered shall terminate both as to the Company and as to any permitted successor.

         SECTION 14.04. Addresses for Notices, etc.
                        --------------------------

               Any notice or demand which by any provision of this Indenture is required or permitted to be given or served by the Trustee or by the Securityholders on the Company may be given or served in writing by being deposited postage prepaid by registered or certified mail in a post office letter box addressed (until another address is filed by the Company with the Trustee for such purpose) to the Company at:

                  600 James S. McDonnell Blvd., Mail Code #014
                  Hazelwood, MO 63042
                  Attention: Allen H. Blake


               Any notice, direction, request or demand by any Securityholder or the Company to or upon the Trustee shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the office of Wilmington Trust Company at:

                  Rodney Square North
                  1100 North Market Street
                  Wilmington, Delaware 19890
                  Attention: Corporate Trust Administration

         SECTION 14.05. Governing Law.
                        -------------

               This Indenture and each Debt Security shall be deemed to be a contract made under the law of the State of New York, and for all purposes shall be governed by and construed in accordance with the law of said State, without regard to conflict of laws principles thereof.

         SECTION 14.06. Evidence of Compliance with Conditions Precedent.
                        ------------------------------------------------

               Upon any application or demand by the Company to the Trustee to take any action under any of the provisions of this Indenture, the Company shall furnish to the Trustee an Officers' Certificate stating that in the opinion of the signers all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with and an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent have been complied with (except that no such Opinion of Counsel is required to be furnished to the Trustee in connection with the authentication and issuance of Debt Securities issued on the date of this Indenture).

               Each certificate or opinion provided for in this Indenture and delivered to the Trustee with respect to compliance with a condition or covenant provided for in this Indenture (except certificates delivered pursuant to Section 3.05) shall include (a) a statement that the person making such certificate or opinion has read such covenant or condition; (b) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based; (c) a statement that, in the opinion of such person, he or she has made such examination or investigation as is necessary to enable him or her to express an informed opinion as to whether or not such covenant or condition has been complied with; and (d) a statement as to whether or not, in the opinion of such person, such condition or covenant has been complied with.

         SECTION 14.07. Non-Business Days.
                        -----------------

               In any case where the date of payment of interest on or principal of the Debt Securities is not a Business Day, the payment of such interest on or principal of the Debt Securities need not be made on such date but may be made on the next succeeding Business Day, with the same force and effect as if made on the date of payment and no interest shall accrue for the period from and after such date, except if such Business Day is in the next succeeding calendar year, such payment will be made on the immediately preceding Business Day.

         SECTION 14.08. Table of Contents, Headings, etc.
                        --------------------------------

               The table of contents and the titles and headings of the articles and sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof, and shall in no way modify or restrict any of the terms or provisions hereof.

         SECTION 14.09. Execution in Counterparts.
                        -------------------------

               This Indenture may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

         SECTION 14.10. Separability.
                        ------------

               In case any one or more of the provisions contained in this Indenture or in the Debt Securities shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Indenture or of such Debt Securities, but this Indenture and such Debt Securities shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein or therein.

         SECTION 14.11. Assignment.
                        ----------

               Subject to Article 11, the Company will have the right at all times to assign any of its rights or obligations under this Indenture to a direct or indirect wholly owned Subsidiary of the Company, provided, that, in
                                                             --------
the event of any such assignment, the Company will remain liable for all such obligations. Subject to the foregoing, this Indenture is binding upon and inures to the benefit of the parties hereto and their respective successors and assigns. This Indenture may not otherwise be assigned by the parties thereto.

         SECTION 14.12. Acknowledgment of Rights.
                        ------------------------

               The Company acknowledges that, with respect to any Debt Securities held by the Trust or the Institutional Trustee of the Trust, if the Institutional Trustee of the Trust fails to enforce its rights under this Indenture as the holder of Debt Securities held as the assets of the Trust after the holders of a majority in Liquidation Amount of the Capital Securities of the Trust have so directed in writing such Institutional Trustee, a holder of record of such Capital Securities may to the fullest extent permitted by law institute legal proceedings directly against the Company to enforce such Institutional Trustee's rights under this Indenture without first instituting any legal proceedings against such Institutional Trustee or any other Person. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest (or premium, if any) or principal on the Debt Securities on the date such interest (or premium, if any) or principal is otherwise due and payable (or in the case of redemption, on the redemption date), the Company acknowledges that a holder of record of Capital Securities of the Trust may directly institute a proceeding against the Company for enforcement of payment to such holder directly of the principal of (or premium, if any) or interest on the Debt Securities having an aggregate principal amount equal to the aggregate Liquidation Amount of the Capital Securities of such holder on or after the respective due date specified in the Debt Securities.

                                   ARTICLE XV

                        SUBORDINATION OF DEBT SECURITIES

         SECTION 15.01. Agreement to Subordinate.
                        ------------------------

               The Company covenants and agrees, and each holder of Debt Securities issued hereunder and under any supplemental indenture (the "Additional Provisions") by such Securityholder's acceptance thereof likewise covenants and agrees, that all Debt Securities shall be issued subject to the provisions of this Article XV; and each holder of a Debt Security, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions.

               The payment by the Company of the principal of, and premium, if any, and interest on all Debt Securities issued hereunder and under any Additional Provisions shall, to the extent and in the manner hereinafter set forth, be junior and subordinated in all respects to the prior payment in full of all Senior Indebtedness of the Company, whether outstanding at the date of this Indenture or thereafter incurred.

                  No provision of this Article XV shall prevent the occurrence of any default or Event of Default hereunder.

         SECTION 15.02. Default on Senior Indebtedness.
                        ------------------------------

               In the event and during the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness of the Company following any applicable grace period, or in the event that the maturity of any Senior Indebtedness of the Company has been accelerated because of a default, and such acceleration has not been rescinded or canceled and such Senior Indebtedness has not been paid in full then, in either case, no payment shall be made by the Company with respect to the principal of, or premium, if any, or interest on the Debt Securities.

               In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding paragraph of this Section 15.02, such payment shall, subject to
Section 15.06, be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of Senior Indebtedness.

         SECTION 15.03. Liquidation; Dissolution; Bankruptcy.
                        ------------------------------------

               Upon any payment by the Company or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts due upon all Senior Indebtedness of the Company shall first be paid in full, or payment thereof provided for in money in accordance with its terms, before any payment is made by the Company on account of the principal (and premium, if any) or interest on the Debt Securities; and upon any such dissolution or winding-up or liquidation or reorganization, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the Securityholders or the Trustee would be entitled to receive from the Company, except for the provisions of this Article XV, shall be paid by the Company, or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the Securityholders or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness of the Company (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, as calculated by the Company) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay such Senior Indebtedness in full, in money or money's worth, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness, before any payment or distribution is made to the Securityholders.

               In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, prohibited by the foregoing, shall be received by the Trustee before all Senior Indebtedness of the Company is paid in full, or provision is made for such payment in money in accordance with its terms, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness of the Company remaining unpaid to the extent necessary to pay such Senior Indebtedness in full in money in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the benefit of the holders of such Senior Indebtedness.

               For purposes of this Article XV, the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article XV with respect to the Debt Securities to the payment of all Senior Indebtedness of the Company, that may at the time be outstanding, provided, that (a) such Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment, and (b) the rights of the holders of such Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article IX of this Indenture shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this Section 15.03 if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article IX of this Indenture. Nothing in Section 15.02 or in this Section
15.03 shall apply to claims of, or payments to, the Trustee under or pursuant to
Section 6.06 of this Indenture.

         SECTION 15.04. Subrogation.
                        -----------

               Subject to the payment in full of all Senior Indebtedness of the Company, the Securityholders shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company applicable to such Senior Indebtedness until the principal of (and premium, if any) and interest on the Debt Securities shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the holders of such Senior Indebtedness of any cash, property or securities to which the Securityholders or the Trustee would be entitled except for the provisions of this Article XV, and no payment over pursuant to the provisions of this Article XV to or for the benefit of the holders of such Senior Indebtedness by Securityholders or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness of the Company, and the holders of the Debt Securities be deemed to be a payment or distribution by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article XV are and are intended solely for the purposes of defining the relative rights of the holders of the Debt Securities, on the one hand, and the holders of such Senior Indebtedness, on the other hand.

               Nothing contained in this Article XV or elsewhere in this Indenture, any Additional Provisions or in the Debt Securities is intended to or shall impair, as between the Company, its creditors other than the holders of Senior Indebtedness of the Company, and the holders of the Debt Securities, the obligation of the Company, which is absolute and unconditional, to pay to the holders of the Debt Securities the principal of (and premium, if any) and interest on the Debt Securities as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holders of the Debt Securities and creditors of the

Company, other than the holders of Senior Indebtedness of the Company, nor shall anything herein or therein prevent the Trustee or the holder of any Debt Security from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article XV of the holders of such Senior Indebtedness in respect of cash, property or securities of the Company received upon the exercise of any such remedy.

               Upon  any  payment  or  distribution  of  assets  of the  Company referred  to in this  Article  XV, the  Trustee,  subject to the  provisions  of
Article VI of this Indenture, and the Securityholders shall be entitled to conclusively rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding-up, liquidation or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidation trustee, agent or other Person making such payment or distribution, delivered to the Trustee or to the Securityholders, for the purposes of ascertaining the Persons entitled to participate in such distribution, the holders of Senior Indebtedness and other indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XV.

         SECTION 15.05. Trustee to Effectuate Subordination.
                        -----------------------------------

               Each Securityholder by such Securityholder's acceptance thereof authorizes and directs the Trustee on such Securityholder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article XV and appoints the Trustee such Securityholder's attorney-in-fact for any and all such purposes.

         SECTION 15.06. Notice by the Company.
                        ---------------------

               The Company shall give prompt written notice to a Responsible Officer of the Trustee at the Principal Office of the Trustee of any fact known to the Company that would prohibit the making of any payment of moneys to or by the Trustee in respect of the Debt Securities pursuant to the provisions of this
Article XV. Notwithstanding the provisions of this Article XV or any other provision of this Indenture or any Additional Provisions, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of moneys to or by the Trustee in respect of the Debt Securities pursuant to the provisions of this Article XV, unless and until a Responsible Officer of the Trustee at the Principal Office of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice
       --------  -------
provided for in this Section 15.06 at least two Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of (or premium, if any) or interest on any Debt Security), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within two Business Days prior to such date.

               The Trustee, subject to the provisions of Article VI of this Indenture, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself or herself to be a holder of Senior Indebtedness of the Company (or a trustee or representative on behalf of such holder) to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee or representative on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XV, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XV, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

         SECTION 15.07. Rights of the Trustee; Holders of Senior Indebtedness.
                        -----------------------------------------------------

               The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article XV in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture or any Additional Provisions shall deprive the Trustee of any of its rights as such holder.

               With respect to the holders of Senior Indebtedness of the Company, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XV, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture or any Additional Provisions against the Trustee. The Trustee shall not owe or be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Article VI of this Indenture, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to Securityholders, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XV or otherwise.

               Nothing in this Article XV shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.06.

         SECTION 15.08. Subordination May Not Be Impaired.
                        ---------------------------------

               No right of any present or future holder of any Senior Indebtedness of the Company to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company, or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company, with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

               Without in any way limiting the generality of the foregoing paragraph, the holders of Senior Indebtedness of the Company may, at any time and from time to time, without the consent of or notice to the Trustee or the Securityholders, without incurring responsibility to the Securityholders and without impairing or releasing the subordination provided in this Article XV or the obligations hereunder of the holders of the Debt Securities to the holders of such Senior Indebtedness, do any one or more of the following: (a) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding; (b) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (c) release any Person liable in any manner for the collection of such Senior Indebtedness; and (d) exercise or refrain from exercising any rights against the Company, and any other Person.

               Wilmington Trust Company, in its capacity as Trustee, hereby accepts the trusts in this Indenture declared and provided, upon the terms and conditions herein above set forth.

                  IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed by their respective officers thereunto duly authorized, as of the day and year first above written.

                                     FIRST BANKS, INC.


                                     By /s/     Allen H. Blake
                                        ----------------------------------------
                                         Name:  Allen H. Blake
                                         Title: President and Chief Operating
                                                Officer


                                     WILMINGTON TRUST COMPANY, as Trustee


                                     By /s/     Anita E. Dallago
                                        ----------------------------------------
                                         Name:  Anita E. Dallago
                                         Title: Senior Financial Services
                                                Officer

                                                                       EXHIBIT A

        FORM OF FLOATING RATE JUNIOR SUBORDINATED DEBT SECURITY DUE 2032

                           [FORM OF FACE OF SECURITY]

       THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE COMPANY, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH
(a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

       THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

       THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

       IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

       THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A PRINCIPAL AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A PRINCIPAL AMOUNT OF LESS THAN $100,000 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

       THIS OBLIGATION IS NOT A DEPOSIT AND IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION (THE "FDIC"). THIS OBLIGATION IS SUBORDINATED TO THE
CLAIMS OF DEPOSITORS AND THE CLAIMS OF GENERAL AND SECURED CREDITORS OF THE COMPANY, IS INELIGIBLE AS COLLATERAL FOR A LOAN BY THE COMPANY OR ANY OF ITS SUBSIDIARIES AND IS NOT SECURED.

            Floating Rate Junior Subordinated Debt Security due 2032

                                       of

                                FIRST BANKS, INC.

       First Banks, Inc., a bank holding company incorporated in Missouri (the "Company"), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Capital Trust, a Delaware statutory business trust (the "Holder") or registered assigns, the principal sum of Twenty Five Million Seven Hundred Seventy Four Thousand Dollars ($25,774,000) on April 22, 2032, and to pay interest on said principal sum from April 10, 2002, or from the most recent interest payment date (each such date, an "Interest Payment Date") to which interest has been paid or duly provided for, semi-annually (subject to deferral as set forth herein) in arrears on April 22 and October 22 of each year commencing October 22, 2002, at a variable per annum rate equal to LIBOR (as defined in the Indenture) plus 3.875% (the "Interest Rate") (provided, that the applicable Interest Rate may
                               --------
not exceed 11.00% through the Interest Payment Date in April 2007) until the principal hereof shall have become due and payable, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at an annual rate equal to the Interest Rate in effect for each such Extension Period compounded semi-annually. The amount of interest payable on any Interest Payment Date shall be computed on the basis of a 360-day year and the actual number of days elapsed in the relevant interest period. In the event that any date on which the principal or interest is payable on this Debt Security is not a
Business Day, then payment payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debt Security (or one or more Predecessor Securities, as defined in said Indenture) is registered at the close of business on the regular record date for such interest installment, except that interest and any Deferred Interest payable on the Maturity Date shall be paid to the Person to whom principal is paid. Any such interest installment not punctually paid or duly provided for shall forthwith cease to be payable to the registered holders on such regular record date and may be paid to the Person in whose name this Debt Security (or one or more Predecessor Debt Securities) is registered at the close of business on a special record date to be fixed by the Trustee for the payment of such defaulted interest, notice whereof shall be given to the registered holders of the Debt Securities not less than 10 days prior to such special record date, all as more fully provided in the Indenture. The principal of and interest on this Debt Security shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the
                --------   -------
option of the Company by check mailed to the registered holder at such address as shall appear in the Debt Security Register or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this Debt Security is the Institutional Trustee, the payment of the principal of and interest on this Debt Security will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

       So long as no Event of Default has occurred and is continuing, the Company shall have the right, from time to time and without causing an Event of Default, to defer payments of interest on the Debt Securities by extending the interest payment period on the Debt Securities at any time and from time to time during the term of the Debt Securities, for up to 10 consecutive semi-annual periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debt Securities, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue, at the Interest Rate, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, both to the extent permitted by law. No Extension Period may end on a date other than an Interest Payment Date. At the end of any such Extension Period the Company shall pay all Deferred Interest then accrued and unpaid on the Debt Securities; provided, however, that no
                                                    --------   -------
Extension Period may extend beyond the Maturity Date and provided, further, however, during any such Extension Period, the Company may not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the Debt Securities (other than (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company (A) in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, (B) in connection with a dividend reinvestment or stockholder stock purchase plan or (C) in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock), as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (c) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock). Prior to the termination of any Extension Period, the Company may further extend such period, provided, that such period together with all such previous and further
         --------
consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. The Company must give the Trustee notice of its election to begin such Extension Period at least one Business Day prior to the earlier of
(i) the next succeeding date on which interest on the Debt Securities would have been payable except for the election to begin such Extension Period or (ii) the date such interest is payable, but in any event not later than the related regular record date.

       The indebtedness evidenced by this Debt Security is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debt Security is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debt Security, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on such holder's behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee such holder's attorney-in-fact for any and all such purposes. Each holder hereof, by such holder's acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

       The Company waives demand, presentment for payment, notice of nonpayment, notice of protest, and all other notices.

       This Debt Security shall not be entitled to any benefit under the Indenture hereinafter referred to and shall not be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

       The provisions of this Debt Security are continued on the reverse side hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

       IN WITNESS WHEREOF, the Company has duly executed this certificate.


                                         FIRST BANKS, INC.


                                         By:
                                            ------------------------------------
                                             Name:
                                             Title:
Dated: __________________, 2002


                          CERTIFICATE OF AUTHENTICATION
                          -----------------------------

       This is one of the Debt Securities referred to in the within-mentioned Indenture.


                                         WILMINGTON TRUST COMPANY,  not  in  its
                                         individual  capacity  but solely as the
                                         Trustee


                                         By:
                                             -----------------------------------
                                                      Authorized Officer
Dated: __________________, 2002

                          [FORM OF REVERSE OF SECURITY]
                          -----------------------------

       This Debt Security is one of a duly authorized series of Debt Securities of the Company, all issued or to be issued pursuant to an Indenture (the "Indenture"), dated as of April 10, 2002, duly executed and delivered between the Company and Wilmington Trust Company, as Trustee (the "Trustee"), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debt Securities (referred to herein as the "Debt Securities") of which this Debt
Security is a part. The summary of the terms of this Debt Security contained herein does not purport to be complete and is qualified by reference to the Indenture.

       Upon the occurrence and continuation of a Tax Event, an Investment Company Event or a Capital Treatment Event, this Debt Security may become due and payable, in whole but not in part, at any time, within 90 days following the occurrence of such Tax Event, Investment Company Event or Capital Treatment Event (the "Special Redemption Date"), as the case may be, at the Special Redemption Price. The Company shall also have the right to redeem this Debt Security at the option of the Company, in whole or in part, on any April 22 or October 22 on or after April 22, 2007 (a "Redemption Date"), at the Redemption Price.

       Any redemption pursuant to the preceding paragraph will be made, subject to the receipt by the Company of prior approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve") if then required under applicable capital guidelines or policies of the Federal Reserve, upon not less than 30 days' nor more than 60 days' notice. If the Debt Securities are only partially redeemed by the Company, the Debt Securities will be redeemed pro rata or by lot or by any other method utilized by the Trustee.

       "Redemption  Price"  means  100%  of the  principal  amount  of the  Debt
Securities being redeemed plus accrued and unpaid interest on such Debt Securities to the Redemption Date or, in the case of a redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Special Redemption Date is on or after April 22, 2007.

       "Special Redemption Price" means (1) if the Special Redemption Date is before April 22, 2007, the greater of (a) 100% of the principal amount of the Debt Securities being redeemed pursuant to Section 10.02 of the Indenture or (b) as determined by a Quotation Agent, the sum of the present values of the principal amount payable as part of the Redemption Price with respect to a redemption as of April 22, 2007, together with the present value of interest payments calculated at a fixed per annum rate of interest equal to 9.95% over the Remaining Life of such Debt Securities, discounted to the Special Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 0.50%, plus, in the case of either (a) or (b), accrued and unpaid interest on such Debt Securities to the Special Redemption Date and (2) if the Special Redemption Date is on or after April 22, 2007, the Redemption Price for such Special Redemption Date.

       "Comparable Treasury Issue" means with respect to any Special Redemption Date, the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the Remaining Life that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the Remaining Life. If no United States Treasury security has a maturity which is within a period from three months before to three months after April 22, 2007, the two most closely corresponding United States Treasury securities shall be used as the Comparable Treasury Issue, and the Treasury Rate shall be interpolated or extrapolated on a straight-line basis, rounding to the nearest month using such securities.

       "Comparable Treasury Price" means (a) the average of five Reference Treasury Dealer Quotations for such Special Redemption Date, after excluding the highest and lowest such Reference Treasury Dealer Quotations, or (b) if the Quotation Agent receives fewer than five such Reference Treasury Dealer Quotations, the average of all such Quotations.

       "Primary Treasury Dealer" means a primary United States Government securities dealer in New York City.

       "Quotation Agent" means Salomon Smith Barney Inc. and its successors; provided, however, that if the foregoing shall cease to be a Primary Treasury
--------   -------
Dealer, the Company shall substitute therefor another Primary Treasury Dealer.

       "Reference Treasury Dealer" means (i) the Quotation Agent and (ii) any other Primary Treasury Dealer selected by the Trustee after consultation with the Company.

       "Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any Special Redemption Date, the average, as determined by the Quotation Agent, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third Business Day preceding such Special Redemption Date.

       "Treasury Rate" means (i) the yield, under the heading which represents the average for the week immediately prior to the date of calculation, appearing in the most recently published statistical release designated H.15 (519) or any successor publication which is published weekly by the Federal Reserve and which establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities", for the maturity corresponding to the Remaining Life (if no maturity is within three months before or after the Remaining Life, yields for the two published maturities most closely corresponding to the Remaining Life shall be determined and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding to the nearest month) or (ii) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per annum equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such Special Redemption Date. The Treasury Rate shall be calculated on the third Business Day preceding the Special Redemption Date.

       In the event of redemption of this Debt Security in part only, a new Debt Security or Debt Securities for the unredeemed portion hereof will be issued in the name of the holder hereof upon the cancellation hereof.

       In case an Event of Default, as defined in the Indenture, shall have occurred and be continuing, the principal of all of the Debt Securities may be declared due and payable, and upon such declaration of acceleration shall become due and payable, in the manner, with the effect and subject to the conditions provided in the Indenture.

       The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debt Securities at the time outstanding affected thereby, as specified in the Indenture, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debt Securities; provided, however, that no such supplemental indenture shall, among other
--------   -------
things, without the consent of the holders of each Debt Security then outstanding and affected thereby (i) extend the fixed maturity of the Debt Securities, or reduce the principal amount thereof or any redemption premium thereon, or reduce the rate or extend the time of payment of interest thereon, or make the principal of, or any interest or premium on, the Debt Securities payable in any coin or currency other than that provided in the Debt Securities, or impair or affect the right of any holder of Debt Securities to institute suit for the payment thereof, or (ii) reduce the aforesaid percentage of Debt Securities, the holders of which are required to consent to any such supplemental indenture. The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debt Securities at the time outstanding, on behalf of all of the holders of the Debt Securities, to waive any past default in the performance of any of the covenants contained in the Indenture, or established pursuant to the Indenture, and its consequences, except a default in the payment of the principal of or premium, if any, or interest on any of the Debt Securities. Any such consent or waiver by the registered holder of this Debt Security (unless revoked as provided in the Indenture) shall be conclusive and binding upon such holder and upon all future holders and owners of this Debt Security and of any Debt Security issued in exchange herefor or in place hereof (whether by registration of transfer or otherwise), irrespective of whether or not any notation of such consent or waiver is made upon this Debt Security.

       No  reference  herein  to the  Indenture  and no  provision  of this Debt
Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest on this Debt Security at the time and place and at the rate and in the money herein prescribed.

       As provided in the Indenture and subject to certain limitations herein and therein set forth, this Debt Security is transferable by the registered holder hereof on the Debt Security Register of the Company, upon surrender of this Debt Security for registration of transfer at the office or agency of the Trustee in Wilmington, Delaware accompanied by a written instrument or instruments of transfer in form satisfactory to the Company or the Trustee duly executed by the registered holder hereof or such holder's attorney duly authorized in writing, and thereupon one or more new Debt Securities of authorized denominations and for the same aggregate principal amount will be issued to the designated transferee or transferees. No service charge will be made for any such registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in relation thereto.

       Prior to due presentment for registration of transfer of this Debt Security, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and the Debt Security registrar may deem and treat the registered holder hereof as the absolute owner hereof (whether or not this Debt Security shall be overdue and notwithstanding any notice of ownership or writing hereon) for the purpose of receiving payment of or on account of the principal hereof and interest due hereon and for all other purposes, and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debt Security registrar shall be affected by any notice to the contrary.

       No recourse shall be had for the payment of the principal of or the interest on this Debt Security, or for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture, against any incorporator, stockholder, officer or director, past, present or future, as such, of the Company or of any predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issuance hereof, expressly waived and released.

       The Debt Securities are Issuable only in registered certificated form without coupons. As provided in the Indenture and subject to certain limitations herein and therein set forth, Debt Securities are exchangeable for a like aggregate principal amount of Debt Securities of a different authorized denomination, as requested by the holder surrendering the same.

       All terms used in this Debt Security that are defined in the Indenture shall have the meanings assigned to them in the Indenture.

       THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE INDENTURE AND THE DEBT SECURITIES, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF.

                                                                   Edxhibit 4.16





                               GUARANTEE AGREEMENT

                                FIRST BANKS, INC.

                           Dated as of April 10, 2002




                                TABLE OF CONTENTS

                                                                                                     Page
                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

SECTION 1.1 Definitions and Interpretation.........................................................    1

                                   ARTICLE II
               POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE

SECTION 2.1 Powers and Duties of the Guarantee Trustee.............................................    4
SECTION 2.2 Certain Rights of the Guarantee Trustee................................................    5
SECTION 2.3 Not Responsible for Recitals or Issuance of Guarantee..................................    7
SECTION 2.4 Events of Default; Waiver..............................................................    8
SECTION 2.5 Events of Default; Notice..............................................................    8

                                   ARTICLE III
                              THE GUARANTEE TRUSTEE

SECTION 3.1 The Guarantee Trustee; Eligibility.....................................................    8
SECTION 3.2 Appointment, Removal and Resignation of the Guarantee Trustee..........................    9

                                   ARTICLE IV
                                    GUARANTEE

SECTION 4.1 Guarantee..............................................................................   10
SECTION 4.2 Waiver of Notice and Demand............................................................   10
SECTION 4.3 Obligations Not Affected...............................................................   10
SECTION 4.4 Rights of Holders......................................................................   11
SECTION 4.5 Guarantee of Payment...................................................................   12
SECTION 4.6 Subrogation............................................................................   12
SECTION 4.7 Independent Obligations................................................................   12
SECTION 4.8 Enforcement............................................................................   12

                                    ARTICLE V
                    LIMITATION OF TRANSACTIONS; SUBORDINATION

SECTION 5.1 Limitation of Transactions.............................................................   13
SECTION 5.2 Ranking................................................................................   13

                                   ARTICLE VI
                                   TERMINATION

SECTION 6.1 Termination............................................................................   14

                                   ARTICLE VII
                                 INDEMNIFICATION

SECTION 7.1 Exculpation............................................................................   14
SECTION 7.2 Indemnification........................................................................   14
SECTION 7.3 Compensation; Reimbursement of Expenses................................................   16





                                  ARTICLE VIII
                                  MISCELLANEOUS

SECTION 8.1 Successors and Assigns.................................................................   16
SECTION 8.2 Amendments.............................................................................   16
SECTION 8.3 Notices................................................................................   16
SECTION 8.4 Benefit................................................................................   17
SECTION 8.5 Governing Law..........................................................................   17
SECTION 8.6 Counterparts...........................................................................   17


                               GUARANTEE AGREEMENT

     This GUARANTEE AGREEMENT (the "Guarantee"), dated as of April 10, 2002, is executed and delivered by First Banks, Inc., a bank holding company incorporated in Missouri (the "Guarantor"), and Wilmington Trust Company, a Delaware banking corporation, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Capital Securities (as defined herein) of First Bank Capital Trust, a Delaware statutory business trust (the "Issuer").

     WHEREAS, pursuant to an Amended and Restated Declaration of Trust (the "Declaration"), dated as of April 10, 2002, among the trustees named therein of the Issuer, First Banks, Inc., as sponsor, and the Holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer is issuing on the date hereof securities, having an aggregate liquidation amount of up to $25,000,000, designated the Floating Rate TRUPS(R) (the "Capital Securities"); and

     WHEREAS, as incentive for the Holders to purchase the Capital Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Guarantee, to pay to the Holders of Capital Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the purchase by each Holder of the Capital Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee for the benefit of the Holders.

                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

SECTION 1.1. Definitions and Interpretation.
             ------------------------------

In this Guarantee, unless the context otherwise requires:

               (a) capitalized terms used in this Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

               (b) a term defined anywhere in this Guarantee has the same meaning throughout;

               (c) all references to "the Guarantee" or "this Guarantee" are to this Guarantee as modified, supplemented or amended from time to time;

               (d) all references in this Guarantee to Articles and Sections are
          to  Articles  and  Sections  of  this  Guarantee,   unless   otherwise
          specified;

               (e) terms defined in the Declaration as at the date of execution of this Guarantee have the same meanings when used in this Guarantee, unless otherwise defined in this Guarantee or unless the context otherwise requires; and

               (f) a reference to the singular includes the plural and vice versa.

          "Beneficiaries" means any Person to whom the Issuer is or hereafter becomes indebted or liable.

          "Corporate Trust Office" means the office of the Guarantee Trustee at which the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Guarantee is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001.

          "Covered Person" means any Holder of Capital Securities.

          "Debentures" means the junior subordinated debentures of First Banks, Inc., designated the Floating Rate Junior Subordinated Debt Securities due 2032, held by the Institutional Trustee (as defined in the Declaration) of the Issuer.

          "Event of Default" has the meaning set forth in Section 2.4.

          "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Capital Securities, to the extent not paid or made by the Issuer: (i) any accrued and unpaid Distributions (as defined in the Declaration) which are required to be paid on such Capital Securities to the extent the Issuer has funds available in the Property Account (as defined in the Declaration) therefor at such time, (ii) the Redemption Price (as defined in the Indenture) to the extent the Issuer has funds available in the Property Account therefor at such time, with respect to any Capital Securities called for redemption by the Issuer, (iii) the Special Redemption Price (as defined in the Indenture) to the extent the Issuer has funds available in the Property Account therefor at such time, with respect to Capital Securities called for redemption upon the occurrence of a Special Event (as defined in the Indenture), and (iv) upon a voluntary or involuntary liquidation, dissolution, winding-up or termination of the Issuer (other than in connection with the distribution of Debentures to the Holders of the Capital Securities in exchange therefor as provided in the Declaration), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid Distributions on the Capital Securities to the date of payment, to the extent the Issuer has funds available in the Property Account therefor at such time, and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer after satisfaction of liabilities to creditors of the Issuer as required by applicable law (in either case, the "Liquidation Distribution").

          "Guarantee Trustee" means Wilmington Trust Company, until a Successor Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee and thereafter means each such Successor Guarantee Trustee.

          "Holder" means any holder, as registered on the books and records of the Issuer, of any Capital Securities; provided, however, that, in determining
                                        --------   -------
whether the holders of the requisite percentage of Capital Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor or any Affiliate of the Guarantor.

          "Indemnified Person" means the Guarantee Trustee (including in its individual capacity), any Affiliate of the Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Guarantee Trustee.

          "Indenture" means the Indenture, dated as of April 10, 2002, between the Guarantor and Wilmington Trust Company, not in its individual capacity but solely as trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the Institutional Trustee of the Issuer. "Liquidation Distribution" has the meaning set forth in the definition of "Guarantee Payments" herein.

          "Majority in liquidation amount of the Capital Securities" means Holder(s) of outstanding Capital Securities, voting together as a class, but separately from the holders of Common Securities, of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to, but excluding, the date upon which the voting percentages are determined) of all Capital Securities then outstanding.

          "Obligations" means any costs, expenses or liabilities (but not including liabilities related to taxes) of the Issuer, other than obligations of the Issuer to pay to holders of any Trust Securities the amounts due such holders pursuant to the terms of the Trust Securities.

          "Officer's Certificate" means, with respect to any Person, a certificate signed by one Authorized Officer of such Person. Any Officer's Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee shall include:

               (a)  a  statement   that  each  officer   signing  the  Officer's
          Certificate has read the covenant or condition and the definitions relating thereto;

               (b) a brief statement of the nature and scope of the examination or investigation undertaken by each officer in rendering the Officer's Certificate;

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

          "Responsible Officer" means, with respect to the Guarantee Trustee, any officer within the Corporate Trust Office of the Guarantee Trustee with direct responsibility for the administration of any matters relating to this Guarantee, including any vice president, any assistant vice president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Corporate Trust Office of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

          "Successor Guarantee Trustee" means a successor Guarantee Trustee possessing the qualifications to act as Guarantee Trustee under Section 3.1.

          "Trust Securities" means the Common Securities and the Capital Securities.

                                   ARTICLE II
               POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE

SECTION 2.1. Powers and Duties of the Guarantee Trustee.
             ------------------------------------------

               (a) This Guarantee shall be held by the Guarantee Trustee for the benefit of the Holders of the Capital Securities, and the Guarantee Trustee shall not transfer this Guarantee to any Person except a Holder of Capital Securities exercising his or her rights pursuant to
          Section 4.4(b) or to a Successor Guarantee Trustee on acceptance by such Successor Guarantee Trustee of its appointment to act as Successor Guarantee Trustee. The right, title and interest of the Guarantee Trustee shall automatically vest in any Successor Guarantee Trustee, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Guarantee Trustee.

               (b) If an Event of Default actually known to a Responsible Officer of the Guarantee Trustee has occurred and is continuing, the Guarantee Trustee shall enforce this Guarantee for the benefit of the Holders of the Capital Securities.

               (c) The Guarantee Trustee, before the occurrence of any Event of Default and after the curing or waiving of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee, and no implied covenants shall be read into this Guarantee against the Guarantee

          Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 2.4(b)) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

               (d) No provision of this Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                    (i) prior to the occurrence of any Event of Default and after the curing or waiving of all Events of Default that may have occurred:

                         (A) the duties and obligations of the Guarantee Trustee
                    shall be determined solely by the express provisions of this Guarantee, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee, and no implied covenants or obligations shall be read into this Guarantee against the Guarantee Trustee; and

                         (B) in the  absence  of bad  faith  on the  part of the
                    Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this Guarantee; but in the case of any such certificates or opinions furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not on their face they conform to the requirements of this Guarantee;

               (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that such Responsible Officer of the Guarantee Trustee or the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

               (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the written direction of the Holders of not less than a Majority in liquidation amount of the Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or exercising any trust or power conferred upon the Guarantee Trustee under this Guarantee; and

               (iv) no provision of this Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds is not reasonably assured to it under the terms of this Guarantee, or security and indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

SECTION 2.2. Certain Rights of the Guarantee Trustee.
             ---------------------------------------

          (a) Subject to the provisions of Section 2.1:

               (i) The Guarantee Trustee may conclusively rely, and shall be fully protected in acting or refraining from acting upon, any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

               (ii) Any direction or act of the Guarantor contemplated by this Guarantee shall be sufficiently evidenced by an Officer's Certificate.

               (iii) Whenever, in the administration of this Guarantee, the Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officer's Certificate of the Guarantor which, upon receipt of such request, shall be promptly delivered by the Guarantor.

               (iv) The Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument or other writing (or any rerecording, refiling or reregistration thereof).

               (v) The Guarantee Trustee may consult with counsel of its selection, and the advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Guarantee from any court of competent jurisdiction.

               (vi) The  Guarantee  Trustee  shall be  under  no  obligation  to exercise any of the rights or powers vested in it by this Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided, however, that nothing contained in this Section 2.2(a)(vi) shall be taken to relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee.

               (vii) The Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

               (viii) The Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, nominees, custodians or attorneys, and the Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

               (ix) Any action taken by the Guarantee Trustee or its agents hereunder shall bind the Holders of the Capital Securities, and the signature of the Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Guarantee, both of which shall be conclusively evidenced by the Guarantee Trustee's or its agent's taking such action.

               (x) Whenever in the administration of this Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (A) may request instructions from the Holders of a Majority in liquidation amount of the Capital Securities,
          (B) may refrain from enforcing such remedy or right or taking such other action until such instructions are received and (C) shall be protected in conclusively relying on or acting in accordance with such instructions.

               (xi) The Guarantee Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Guarantee.

          (b) No provision of this Guarantee shall be deemed to impose any duty or obligation on the Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal or in which the Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Guarantee Trustee shall be construed to be a duty.

SECTION 2.3. Not Responsible for Recitals or Issuance of Guarantee.
             -----------------------------------------------------

          The recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Guarantee.

SECTION 2.4. Events of Default; Waiver.
             -------------------------

          (a) An Event of Default under this Guarantee will occur upon the failure of the Guarantor to perform any of its payment or other obligations hereunder.

          (b) The Holders of a Majority in liquidation amount of the Capital Securities may, voting or consenting as a class, on behalf of the Holders of all of the Capital Securities, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and shall be deemed to have been cured, for every purpose of this Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

SECTION 2.5. Events of Default; Notice.
             -------------------------

          (a) The Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Capital Securities, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, however, that the Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Capital Securities.

          (b) The Guarantee Trustee shall not be charged with knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice thereof from the Guarantor or a Holder of the Capital Securities, or a Responsible Officer of the Guarantee Trustee charged with the administration of this Guarantee shall have actual knowledge thereof.

                                   ARTICLE III
                              THE GUARANTEE TRUSTEE

SECTION 3.1. The Guarantee Trustee; Eligibility.
             ----------------------------------

          (a) There shall at all times be a Guarantee Trustee which shall:

                    (i) not be an Affiliate of the Guarantor; and

                    (ii) be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or Person authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000), and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 3.1(a)(ii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

               (b) If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 3.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set forth in
          Section 3.2(c).

               (c) If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee shall either eliminate such interest or resign to the extent and in the manner provided by, and subject to, this Guarantee.

SECTION 3.2. Appointment, Removal and Resignation of the Guarantee Trustee.
             -------------------------------------------------------------

               (a) Subject to Section 3.2(b), the Guarantee Trustee may be appointed or removed without cause at any time by the Guarantor except during an Event of Default.

               (b) The Guarantee Trustee shall not be removed in accordance with
          Section 3.2(a) until a Successor Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Guarantee Trustee and delivered to the Guarantor.

               (c) The Guarantee Trustee appointed to office shall hold office until a Successor Guarantee Trustee shall have been appointed or until its removal or resignation. The Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Guarantee Trustee has been appointed and has accepted such appointment by an instrument in writing executed by such Successor Guarantee Trustee and delivered to the Guarantor and the resigning Guarantee Trustee.

               (d) If no Successor Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 3.2 within 60 days after delivery of an instrument of removal or resignation, the Guarantee Trustee resigning or being removed may petition any court of competent jurisdiction for appointment of a Successor Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Guarantee Trustee.

               (e) No Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Guarantee Trustee.

               (f) Upon termination of this Guarantee or removal or resignation of the Guarantee Trustee pursuant to this Section 3.2, the Guarantor shall pay to the Guarantee Trustee all amounts owing to the Guarantee Trustee under Sections 7.2 and 7.3 accrued to the date of such termination, removal or resignation.

                                   ARTICLE IV
                                    GUARANTEE
SECTION 4.1. Guarantee.
             ---------

               (a) The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Issuer), as and when due, regardless of any defense (except as defense of payment by the Issuer), right of set-off or counterclaim that the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

               (b) The Guarantor hereby also agrees to assume any and all Obligations of the Issuer and in the event any such Obligation is not so assumed, subject to the terms and conditions hereof, the Guarantor hereby irrevocably and unconditionally guarantees to each Beneficiary the full payment, when and as due, of any and all Obligations to such Beneficiaries. This Guarantee is intended to be for the Beneficiaries who have received notice hereof.

SECTION 4.2. Waiver of Notice and Demand.
             ---------------------------

          The Guarantor hereby waives notice of acceptance of this Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

SECTION 4.3. Obligations Not Affected.
             ------------------------

         The obligations, covenants, agreements and duties of the Guarantor under this Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

               (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Capital Securities to be performed or observed by the Issuer;

               (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Capital Securities or the extension of time for the performance of any other obligation under, arising out of, or in connection with, the Capital Securities (other than an extension of time for the payment of the Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or other sums payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

               (c) any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Capital Securities, or any action on the part of the Issuer granting indulgence or extension of any kind;

               (d) the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Issuer or any of the assets of the Issuer;

               (e) any invalidity of, or defect or deficiency in, the Capital Securities;

               (f) the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

               (g) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 4.3 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances. There shall be no obligation of the Holders to give notice to, or obtain consent of, the Guarantor with respect to the happening of any of the foregoing.

SECTION 4.4. Rights of Holders.
             -----------------

               (a) The Holders of a Majority in liquidation amount of the Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee or to direct the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; provided, however, that (subject to Sections 2.1 and 2.2) the Guarantee Trustee shall have the right to decline to follow any such direction if the Guarantee Trustee shall determine that the actions so directed would be unjustly prejudicial to the Holders not taking part in such direction or if the Guarantee Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if the Guarantee Trustee in good faith by its board of directors or trustees, executive committee or a trust committee of directors or trustees and/or Responsible Officers shall determine that the action or proceeding so directed would involve the Guarantee Trustee in personal liability.

               (b) Any Holder of Capital Securities may institute a legal proceeding directly against the Guarantor to enforce the Guarantee Trustee's rights under this Guarantee, without first instituting a legal proceeding against the Issuer, the Guarantee Trustee or any other Person. The Guarantor waives any right or remedy to require that any such action be brought first against the Issuer, the Guarantee Trustee or any other Person before so proceeding directly against the Guarantor.

SECTION 4.5. Guarantee of Payment.
             --------------------

          This Guarantee creates a guarantee of payment and not of collection.

SECTION 4.6. Subrogation.
             -----------

          The Guarantor shall be subrogated to all (if any) rights of the Holders of Capital Securities against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required by applicable provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if, after giving effect to any such payment, any amounts are due and unpaid under this Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

SECTION 4.7. Independent Obligations
             -----------------------

          The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Issuer with respect to the Capital Securities and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 4.3 hereof.

SECTION 4.8. Enforcement.
             -----------

          A Beneficiary may enforce the Obligations of the Guarantor contained in Section 4.1(b) directly against the Guarantor, and the Guarantor waives any right or remedy to require that any action be brought against the Issuer or any other person or entity before proceeding against the Guarantor.

          The Guarantor shall be subrogated to all rights (if any) of any Beneficiary against the Issuer in respect of any amounts paid to the Beneficiaries by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required by applicable provisions of law) be entitled to enforce or exercise any rights that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if, after giving effect to such payment, any amounts are due and unpaid under this Guarantee.

                                    ARTICLE V
                    LIMITATION OF TRANSACTIONS; SUBORDINATION

SECTION 5.1. Limitation of Transactions.
             --------------------------

          So long as any Capital Securities remain outstanding, if (a) there shall have occurred and be continuing an Event of Default or (b) the Guarantor shall have selected an Extension Period as provided in the Declaration and such period, or any extension thereof, shall have commenced and be continuing, then the Guarantor may not (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Guarantor's capital stock or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Guarantor that rank pari passu in all respects with or junior in interest to the Debentures (other than (i) payments under this Guarantee,
(ii) repurchases, redemptions or other acquisitions of shares of capital stock of the Guarantor (A) in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors, or consultants, (B) in connection with a dividend reinvestment or stockholder stock purchase plan or (C) in connection with the issuance of capital stock of the Guarantor (or securities convertible into or exercisable for such capital stock), as consideration in an acquisition transaction entered into prior to the occurrence of the Event of Default or the applicable Extension Period, (iii) as a result of any exchange or conversion of any class or series of the Guarantor's capital stock (or any capital stock of a subsidiary of the Guarantor) for any class or series of the Guarantor's capital stock or of any class or series of the Guarantor's indebtedness for any class or series of the Guarantor's capital stock, (iv) the purchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (v) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (vi) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock).

SECTION 5.2. Ranking.
             -------

          This  Guarantee  will  constitute  an  unsecured   obligation  of  the
Guarantor and will rank subordinate and junior in right of payment to all present and future Senior Indebtedness (as defined in the Indenture) of the Guarantor. By their acceptance thereof, each Holder of Capital Securities agrees to the foregoing provisions of this Guarantee and the other terms set forth herein.

          The right of the Guarantor to participate in any distribution of assets of any of its subsidiaries upon any such subsidiary's liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent the Guarantor may itself be recognized as a creditor of that subsidiary. Accordingly, the Guarantor's obligations under this Guarantee will be effectively subordinated to all existing and future liabilities of the Guarantor's subsidiaries, and claimants should look only to the assets of the Guarantor for payments thereunder. This Guarantee does not limit the incurrence or issuance of other secured or unsecured debt of the Guarantor, including Senior Indebtedness of the Guarantor, under any indenture or agreement that the Guarantor may enter into in the future or otherwise.

                                   ARTICLE VI
                                   TERMINATION

SECTION 6.1. Termination.
             -----------

          This Guarantee shall terminate as to the Capital Securities (i) upon full payment of the Redemption Price or the Special Redemption Price, as the case may be, of all Capital Securities then outstanding, (ii) upon the distribution of all of the Debentures to the Holders of all of the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the Declaration upon dissolution of the Issuer. This Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder of Capital Securities must restore payment of any sums paid under the Capital Securities or under this Guarantee.

                                   ARTICLE VII
                                 INDEMNIFICATION

SECTION 7.1. Exculpation.
             -----------

               (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission of such Indemnified Person in good faith in accordance with this Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

               (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Issuer or the Guarantor and upon such information, opinions, reports or statements presented to the Issuer or the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and who, if selected by such Indemnified Person, has been selected with reasonable care by such Indemnified Person, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to Holders of Capital Securities might properly be paid.

SECTION 7.2. Indemnification.
             ---------------

               (a) The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any and all loss, liability, damage, claim or expense incurred without negligence or willful misconduct on the part of the Indemnified Person, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including but not limited to the costs and expenses (including reasonable legal fees and expenses) of the
          Indemnified Person defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of the Indemnified Person's powers or duties hereunder. The obligation to indemnify as set forth in this Section 7.2 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

               (b) Promptly  after receipt by an  Indemnified  Person under this
          Section 7.2 of notice of the commencement of any action, such Indemnified Person will, if a claim in respect thereof is to be made against the Guarantor under this Section 7.2, notify the Guarantor in writing of the commencement thereof; but the failure so to notify the Guarantor (i) will not relieve the Guarantor from liability under paragraph (a) above unless and to the extent that the Guarantor did not otherwise learn of such action and such failure results in the forfeiture by the Guarantor of substantial rights and defenses and
          (ii) will not, in any event, relieve the Guarantor from any obligations to any Indemnified Person other than the indemnification obligation provided in paragraph (a) above. The Guarantor shall be entitled to appoint counsel of the Guarantor's choice at the Guarantor's expense to represent the Indemnified Person in any action for which indemnification is sought (in which case the Guarantor shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the Indemnified Person or Persons except as set forth below); provided, however, that such counsel shall be
                                 --------   -------
          satisfactory to the Indemnified Person. Notwithstanding the Guarantor's election to appoint counsel to represent the Indemnified Person in any action, the Indemnified Person shall have the right to employ separate counsel (including local counsel), and the Guarantor shall bear the reasonable fees, costs and expenses of such separate counsel, if (i) the use of counsel chosen by the Guarantor to represent the Indemnified Person would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Indemnified Person and the Guarantor and the Indemnified Person shall have reasonably concluded that there may be legal defenses available to it and/or other Indemnified Persons which are different from or additional to those available to the Guarantor, (iii) the Guarantor shall not have employed counsel satisfactory to the Indemnified Person to represent the Indemnified Person within a reasonable time after notice of the institution of such action or (iv) the Guarantor shall authorize the Indemnified Person to employ separate counsel at the expense of the Guarantor. The Guarantor will not, without the prior written consent of the Indemnified Persons, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the Indemnified Persons are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of each Indemnified Person from all liability arising out of such claim, action, suit or proceeding.

SECTION 7.3. Compensation; Reimbursement of Expenses.
             ---------------------------------------

         The Guarantor agrees:

               (a) to pay to the Guarantee Trustee from time to time such compensation for all services rendered by it hereunder as the parties shall agree to from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust); and (b) except as otherwise expressly provided herein, to reimburse the Guarantee Trustee upon request for all reasonable expenses, disbursements and advances incurred or made by it in accordance with any provision of this Guarantee (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or willful misconduct. The provisions of this Section 7.3 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

                                  ARTICLE VIII
                                  MISCELLANEOUS

SECTION 8.1. Successors and Assigns.
             ----------------------

          All guarantees and agreements contained in this Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the
Guarantor  and  shall  inure  to the  benefit  of  the  Holders  of the  Capital
Securities then outstanding. Except in connection with any merger or consolidation of the Guarantor with or into another entity or any sale, transfer or lease of the Guarantor's assets to another entity, in each case to the extent permitted under the Indenture, the Guarantor may not assign its rights or delegate its obligations under this Guarantee without the prior approval of the Holders of not less than a Majority in liquidation amount of the Capital Securities.

SECTION 8.2. Amendments.
             ----------

          Except with respect to any changes that do not adversely affect the rights of Holders of the Capital Securities in any material respect (in which case no consent of Holders will be required), this Guarantee may be amended only with the prior approval of the Holders of not less than a Majority in liquidation amount of the Capital Securities. The provisions of the Declaration with respect to amendments thereof shall apply equally with respect to amendments of the Guarantee.

SECTION 8.3. Notices.
             -------

          All notices provided for in this Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by first class mail, as follows:

               (a) If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders of the Capital Securities):

                             Wilmington Trust Company
                             Rodney Square North
                             1100 North Market Street
                             Wilmington, Delaware 19890-0001
                             Attention: Corporate Trust Administration
                             Telecopy: 302-651-8882
                             Telephone: 302-651-1000

               (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Capital Securities and to the Guarantee Trustee):

                             First Banks, Inc.
                             600 James S. McDonnell Blvd., Mail Code #014
                             Hazelwood, MO 63042
                             Attention: Allen H. Blake
                             Telecopy: (314) 592-6621
                             Telephone: (314) 592-6601

               (c) If given to any Holder of the Capital Securities, at the address set forth on the books and records of the Issuer.

          All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid, except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

SECTION 8.4. Benefit.
             -------

          This Guarantee is solely for the benefit of the Holders of the Capital Securities and, subject to Section 2.1(a), is not separately transferable from the Capital Securities.

SECTION 8.5. Governing Law.
             -------------

          THIS GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF.

SECTION 8.6. Counterparts.
             ------------

          This Guarantee may contain more than one counterpart of the signature page and this Guarantee may be executed by the affixing of the signature of the

Guarantor and the Guarantee Trustee to any of such counterpart signature pages. All of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

               THIS GUARANTEE is executed as of the day and year first above written.

                                      FIRST BANKS, INC.,
                                         as Guarantor


                                      By:  /S/  Allen H. Blake
                                           -------------------------------------
                                         Name:  Allen H. Blake
                                         Title: President and Chief Operating
                                                Officer


                                      WILMINGTON TRUST COMPANY, as
                                         Guarantee Trustee


                                      By:  /s/  Anita E. Dallago
                                          --------------------------------------
                                         Name:  Anita E. Dallago
                                         Title: Senior Financial Services
                                                Officer

                                                                    Exhibit 4.17















                        AMENDED AND RESTATED DECLARATION

                                    OF TRUST

                            FIRST BANK CAPITAL TRUST

                           Dated as of April 10, 2002



                                TABLE OF CONTENTS
                                                                                                     Page
                    ARTICLE I INTERPRETATION AND DEFINITIONS

SECTION 1.1.Definitions............................................................................    2

                            ARTICLE II - ORGANIZATION

SECTION 2.1. Name .................................................................................    9
SECTION 2.2. Office................................................................................    9
SECTION 2.3. Purpose...............................................................................    9
SECTION 2.4. Authority.............................................................................    9
SECTION 2.5. Title to Property of the Trust........................................................   10
SECTION 2.6. Powers and Duties of the Trustees and the Administrators..............................   10
SECTION 2.7. Prohibition of Actions by the Trust and the Trustees..................................   15
SECTION 2.8. Powers and Duties of the Institutional Trustee .......................................   15
SECTION 2.9. Certain Duties and Responsibilities of the Trustees and the Administrators............   17
SECTION 2.10.Certain Rights of Institutional Trustee...............................................   19
SECTION 2.11.Delaware Trustee......................................................................   21
SECTION 2.12.Execution of Documents................................................................   21
SECTION 2.13.Not Responsible for Recitals or Issuance of Securities................................   21
SECTION 2.14.Duration of Trust.....................................................................   22
SECTION 2.15.Mergers...............................................................................   22

                              ARTICLE III - SPONSOR

SECTION 3.1.Sponsor's Purchase of Common Securities................................................   24
SECTION 3.2 Responsibilities of the Sponsor........................................................   24

                    ARTICLE IV - TRUSTEES AND ADMINISTRATORS

SECTION 4.1  Number of Trustees....................................................................   24
SECTION 4.2  Delaware Trustee......................................................................   25
SECTION 4.3  Institutional Trustee; Eligibility....................................................   25
SECTION 4.4  Certain Qualifications of the Delaware Trustee Generally..............................   25
SECTION 4.5  Administrators........................................................................   26
SECTION 4.6  Delaware Trustee .....................................................................   26
SECTION 4.7  Appointment, Removal and Resignation of the Trustees and the Administrators...........   26
SECTION 4.8  Vacancies Among Trustees..............................................................   28
SECTION 4.9  Effect of Vacancies...................................................................   28
SECTION 4.10 Meetings of the Trustees and the Administrators.......................................   28
SECTION 4.11 Delegation of Power...................................................................   29
SECTION 4.12 Merger, Conversion, Consolidation or Succession to Business...........................   29

                           ARTICLE V - DISTRIBUTIONS

SECTION 5.1  Distributions.........................................................................   29

                       ARTICLE VI - ISSUANCE OF SECURITIES

SECTION 6.1  General Provisions Regarding Securities...............................................   30
SECTION 6.2  Paying Agent, Transfer Agent, Calculation Agent and Registrar.........................   31
SECTION 6.3  Form and Dating.......................................................................   31
SECTION 6.4  Mutilated, Destroyed, Lost or Stolen Certificates.....................................   32
SECTION 6.5  Temporary Securities..................................................................   32
SECTION 6.6  Cancellation..........................................................................   32
SECTION 6.7  Rights of Holders; Waivers of Past Defaults...........................................   33

               ARTICLE VII - DISSOLUTION AND TERMINATION OF TRUST

SECTION 7.1  Dissolution and Termination of Trust..................................................   35

                      ARTICLE VIII - TRANSFER OF INTERESTS

SECTION 8.1  General...............................................................................   36
SECTION 8.2  Transfer Procedures and Restrictions..................................................   37
SECTION 8.3  Deemed Security Holders...............................................................   39

         ARTICLE IX - LIMITATION OF LIABILITY OF HOLDERS OF SECURITIES, TRUSTEES OR OTHERS

SECTION 9.1  Liability.............................................................................   40
SECTION 9.2  Exculpation...........................................................................   40
SECTION 9.3  Fiduciary Duty........................................................................   40
SECTION 9.4  Indemnification.......................................................................   41
SECTION 9.5  Outside Businesses....................................................................   44
SECTION 9.6  Compensation; Fee.....................................................................   45

                             ARTICLE X - ACCOUNTING

SECTION 10.1 Fiscal Year ..........................................................................   45
SECTION 10.2 Certain Accounting Matters............................................................   45
SECTION 10.3 Banking...............................................................................   46
SECTION 10.4 Withholding...........................................................................   46

                      ARTICLE XI - AMENDMENTS AND MEETINGS

SECTION 11.1 Amendments ...........................................................................   47
SECTION 11.2 Meetings of the Holders of the Securities; Action by Written Consent..................   49

   ARTICLE XII - REPRESENTATIONS OF INSTITUTIONAL TRUSTEE AND DELAWARE TRUSTEE

SECTION 12.1 Representations and Warranties of Institutional Trustee...............................   50
SECTION 12.2 Representations and Warranties of Delaware Trustee....................................   51

                          ARTICLE XIII - MISCELLANEOUS

SECTION 13.1 Notices...............................................................................   52
SECTION 13.2 Governing Law.........................................................................   53
SECTION 13.3 Submission to Jurisdiction............................................................   53
SECTION 13.4 Intention of the Parties..............................................................   54
SECTION 13.5 Headings..............................................................................   54
SECTION 13.6 Successors and Assigns................................................................   54
SECTION 13.7 Partial Enforceability................................................................   54
SECTION 13.8 Counterparts..........................................................................   54

                              ANNEXES AND EXHIBITS

ANNEX I            Terms of Floating Rate TRUPS(R)and Floating Rate Common Securities

EXHIBIT A-1         Form of Capital Securities Certificate
EXHIBIT A-2         Form of Common Security Certificate
EXHIBIT B           Form of Transferee Certificate to be Executed by Transferees Other than QIBs
EXHIBIT C           Form of Transferor Certificate to be Executed for QIBs


                    AMENDED AND RESTATED DECLARATION OF TRUST

                                       OF

                            FIRST BANK CAPITAL TRUST

                                 April 10, 2002

         AMENDED AND RESTATED DECLARATION OF TRUST (this "Declaration"), dated and effective as of April 10, 2002, by the Trustees (as defined herein), the Administrators (as defined herein), the Sponsor (as defined herein) and the holders from time to time of undivided beneficial interests in the assets of the Trust (as defined herein) to be issued pursuant to this Declaration.

         WHEREAS, certain of the Trustees, the Administrators and the Sponsor established First Bank Capital Trust (the "Trust"), a statutory business trust under the Business Trust Act (as defined herein), pursuant to a Declaration of Trust, dated as of March 25, 2002 (the "Original Declaration"), and a Certificate of Trust filed with the Secretary of State of the State of Delaware on March 25, 2002, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Debenture Issuer (as defined herein) in connection with the MM Community Funding III, Ltd transaction;

         WHEREAS, as of the date hereof, no interests in the assets of the Trust have been issued; and

         WHEREAS, all of the Trustees, the Administrators and the Sponsor, by this Declaration, amend and restate each and every term and provision of the Original Declaration.

         NOW, THEREFORE, it being the intention of the parties hereto to continue the Trust as a statutory business trust under the Business Trust Act and that this Declaration constitutes the governing instrument of such statutory business trust, the Trustees declare that all assets contributed to the Trust will be held in trust for the benefit of the holders, from time to time, of the securities representing undivided beneficial interests in the assets of the Trust issued hereunder, subject to the provisions of this Declaration, and, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties, intending to be legally bound hereby, amend and restate in its entirety the Original Declaration and agree as follows:

                                    ARTICLE I

                         INTERPRETATION AND DEFINITIONS

         SECTION 1.1.Definitions. Unless the context otherwise requires:
                     -----------

         (a) capitalized terms used in this Declaration but not defined in the preamble above or elsewhere herein have the respective meanings assigned to them in this Section 1.1 or, if not defined in this Section 1.1 or elsewhere herein, in the Indenture;

         (b) a term defined anywhere in this Declaration has the same meaning throughout;

         (c) all references to "the Declaration" or "this Declaration" are to this Declaration as modified, supplemented or amended from time to time;

         (d) all references in this Declaration to Articles and Sections and Annexes and Exhibits are to Articles and Sections of and Annexes and Exhibits to this Declaration unless otherwise specified;

         (e) a term defined in the Trust Indenture Act (as defined herein) has the same meaning when used in this Declaration unless otherwise defined in this Declaration or unless the context otherwise requires; and

         (f) a reference to the singular includes the plural and vice versa.

         "Additional Interest" has the meaning set forth in Section 3.06 of the Indenture.

         "Administrative Action" has the meaning set forth in paragraph 4(a) of Annex I.

         "Administrators" means each of Allen H. Blake and Lisa K. Vansickle, solely in such Person's capacity as Administrator of the Trust created and continued hereunder and not in such Person's individual capacity, or such Administrator's successor in interest in such capacity, or any successor appointed as herein provided.

         "Affiliate" has the same meaning as given to that term in Rule 405 of the Securities Act or any successor rule thereunder.

         "Authorized Officer" of a Person means any Person that is authorized to bind such Person.

         "Bankruptcy Event" means, with respect to any Person:

         (a) a court having jurisdiction in the premises enters a decree or order for relief in respect of such Person in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appoints a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official of such Person or for any substantial part of its property, or orders the winding-up or liquidation of its affairs, and such decree, appointment or order remains unstayed and in effect for a period of 90 consecutive days; or

         (b) such Person commences a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, consents to the entry of an order for relief in an involuntary case under any such law, or consents to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator or other similar official of such Person of any substantial part of its property, or makes any general assignment for the benefit of creditors, or fails generally to pay its debts as they become due.

         "Business Day" means any day other than Saturday, Sunday or any other day on which banking institutions in Wilmington, Delaware, New York City or St. Louis, Missouri are permitted or required by any applicable law or executive order to close. "Business Trust Act" means Chapter 38 of Title 12 of the Delaware Code, 12 Del. Code ss. 3801 et seq., as it may be amended from time to time, or any successor legislation.

         "Calculation Agent" has the meaning set forth in Section 1.01 of the Indenture.

         "Capital Securities" has the meaning set forth in Section 6.1(a).

         "Capital   Security   Certificate"   means  a  definitive   Certificate
registered  in  the  name  of  the  Holder   representing  a  Capital   Security
substantially in the form of Exhibit A-1.

         "Capital Treatment Event" has the meaning set forth in paragraph 4(a) of Annex I.

         "Certificate" means any certificate evidencing Securities.

         "Certificate of Trust" means the certificate of trust filed with the Secretary of State of the State of Delaware with respect to the Trust, as amended and restated from time to time.

         "Closing Date" has the meaning set forth in the Placement Agreement.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time, or any successor legislation.

         "Commission" means the Securities and Exchange Commission.

         "Common Securities" has the meaning set forth in Section 6.1(a)."Common Security Certificate" means a definitive Certificate registered in the name of the Holder representing a Common Security substantially in the form of Exhibit A-2.

         "Company Indemnified Person" means (a) any Administrator; (b) any Affiliate of any Administrator; (c) any officers, directors, shareholders, members, partners, employees, representatives or agents of any Administrator; or
(d) any officer, employee or agent of the Trust or its Affiliates.

         "Comparable Treasury Issue" has the meaning set forth in paragraph 4(a) of Annex I.

         "Comparable Treasury Price" has the meaning set forth in paragraph 4(a) of Annex I.

         "Corporate Trust Office" means the office of the Institutional Trustee at which the corporate trust business of the Institutional Trustee shall, at any particular time, be principally administered, which office shall at all times be located in the United States and at the date of execution of this Declaration is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention: Corporate Trust Administration.

         "Coupon Rate" has the meaning set forth in paragraph 2(a) of Annex I.

         "Covered Person" means: (a) any Administrator, officer, director, shareholder, partner, member, representative, employee or agent of (i) the Trust or (ii) the Trust's Affiliates; and (b) any Holder of Securities. "Debenture Issuer" means First Banks, Inc., a bank holding company incorporated in Missouri, in its capacity as issuer of the Debentures under the Indenture. "Debenture Trustee" means Wilmington Trust Company, a Delaware banking corporation, not in its individual capacity but solely as trustee under the Indenture until a successor is appointed thereunder, and thereafter means such successor trustee.

         "Debentures"   means  the  Floating  Rate  Junior   Subordinated   Debt
Securities due 2032 to be issued by the Debenture Issuer under the Indenture.

         "Deferred Interest" means any interest on the Debentures that would have been overdue and unpaid for more than one Distribution Payment Date but for the imposition of an Extension Period, and the interest that shall accrue (to the extent that the payment of such interest is legally enforceable) on such interest at the Coupon Rate in effect for each such Extension Period, compounded semi-annually from the date on which such Deferred Interest would otherwise have been due and payable until paid or made available for payment.

         "Definitive   Capital  Securities"  means  any  Capital  Securities  in
definitive form issued by the Trust.

         "Delaware Trustee" has the meaning set forth in Section 4.2.

         "Direct Action" has the meaning set forth in Section 2.8(e).

         "Distribution" means a distribution payable to Holders of Securities in accordance with Section 5.1.

         "Distribution Payment Date" has the meaning set forth in paragraph 2(e) of Annex I.

         "Event of Default" means the occurrence of an Indenture Event of Default.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor legislation.

         "Extension Period" has the meaning set forth in paragraph 2(e) of Annex I.

         "Federal Reserve" has the meaning set forth in paragraph 3 of Annex I.

         "Fiduciary Indemnified Person" shall mean each of the Institutional Trustee (including in its individual capacity), the Delaware Trustee (including in its individual capacity), any Affiliate of the Institutional Trustee or the Delaware Trustee, and any officers, directors, shareholders, members, partners, employees, representatives, custodians, nominees or agents of the Institutional Trustee or the Delaware Trustee.

         "Fiscal Year" has the meaning set forth in Section 10.1

         "Guarantee" means the Guarantee Agreement, dated as of April 10, 2002, of the Sponsor in respect of the Capital Securities.

         "Holder" means a Person in whose name a Certificate representing a Security is registered on the register maintained by or on behalf of the Registrar, such Person being a beneficial owner within the meaning of the Business Trust Act.

         "Indemnified Person" means a Company Indemnified Person or a Fiduciary Indemnified Person.

         "Indenture" means the Indenture, dated as of April 10, 2002, among the Debenture Issuer and the Debenture Trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued.

         "Indenture Event of Default" means an "Event of Default" as defined in the Indenture.

         "Institutional Trustee" means the Trustee meeting the eligibility requirements set forth in Section 4.3.

         "Interest" means any interest due on the Debentures, including any Deferred Interest and Defaulted Interest (as each such term is defined in the Indenture).

         "Investment Company" means an investment company as defined in the Investment Company Act.

         "Investment Company Act" means the Investment Company Act of 1940, as amended from time to time, or any successor legislation.

         "Investment Company Event" has the meaning set forth in paragraph 4(a) of Annex I.

         "Legal Action" has the meaning set forth in Section 2.8(e).

         "LIBOR" means the London Interbank Offered Rate for six-month U.S. Dollar deposits in Europe as determined by the Calculation Agent according to paragraph 2(b) of Annex I.

         "LIBOR Banking Day" has the meaning set forth in paragraph 2(b)(1) of Annex I.

         "LIBOR Business Day" has the meaning set forth in paragraph 2(b)(1) of Annex I.

         "LIBOR Determination Date" has the meaning set forth in paragraph 2(b)(1) of Annex I.

         "Liquidation" has the meaning set forth in paragraph 3 of Annex I.

         "Liquidation Distribution" has the meaning set forth in paragraph 3 of Annex I.

         "Majority in liquidation amount of the Securities" means Holders of outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "Officers' Certificate" means, with respect to any Person, a certificate signed by two Authorized Officers of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Declaration shall include:

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

         "Paying Agent" has the meaning set forth in Section 6.2.

         "Payment Amount" has the meaning set forth in Section 5.1.

         "Person" means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Placement Agreement" means the Placement Agreement relating to the offering and sale of Capital Securities.

         "PORTAL" has the meaning set forth in Section 2.6(a)(i).

         "Primary Treasury Dealer" has the meaning set forth in paragraph 4(a) of Annex I.

         "Property Account" has the meaning set forth in Section 2.8(c).

         "Pro Rata" has the meaning set forth in paragraph 8 of Annex I.

         "QIB" means a  "qualified  institutional  buyer" as defined  under Rule
144A.

         "Quorum" means a majority of the Administrators or, if there are only two Administrators, both of them.

         "Quotation  Agent" has the meaning set forth in paragraph 4(a) of Annex
I.

         "Redemption/Distribution Notice" has the meaning set forth in paragraph 4(e) of Annex I.

         "Redemption Price" has the meaning set forth in paragraph 4(a) of Annex I.

         "Registrar" has the meaning set forth in Section 6.2.

         "Reference Treasury Dealer" has the meaning set forth in paragraph 4(a) of Annex I. "Reference Treasury Dealer Quotations" has the meaning set forth in paragraph 4(a) of Annex I.

         "Relevant Trustee" has the meaning set forth in Section 4.7(a).

         "Remaining  Life" has the meaning set forth in paragraph  4(a) of Annex
I.

         "Responsible Officer" means, with respect to the Institutional Trustee, any officer within the Corporate Trust Office of the Institutional Trustee with direct responsibility for the administration of this Declaration, including any vice-president, any assistant vice-president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer or other officer of the Corporate Trust Office of the Institutional Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Restricted Securities Legend" has the meaning set forth in Section 8.2(c).

         "Rule 144A" means Rule 144A under the Securities Act.

         "Rule 3a-5" means Rule 3a-5 under the Investment Company Act.

         "Rule 3a-7" means Rule 3a-7 under the Investment Company Act.

         "Securities" means the Common Securities and the Capital Securities.

         "Securities Act" means the Securities Act of 1933, as amended from time-to-time, or any successor legislation.

         "Sponsor" means First Banks, Inc., a bank holding company that is a U.S. Person incorporated in Missouri, or any successor entity in a merger, consolidation or amalgamation that is a U.S. Person, in its capacity as sponsor of the Trust.

         "Successor  Delaware  Trustee"  has the  meaning  set forth in  Section
4.7(e).

         "Successor Entity" has the meaning set forth in Section 2.15(b).

         "Successor Institutional Trustee" has the meaning set forth in Section 4.7(b).

         "Successor Securities" has the meaning set forth in Section 2.15(b).

         "Super  Majority" has the meaning set forth in paragraph  5(b) of Annex
I.

         "Tax Event" has the meaning set forth in paragraph 4(a) of Annex I.

         "10% in liquidation amount of the Securities" means Holders of outstanding Securities voting together as a single class or, as the context may require, Holders of outstanding Capital Securities or Holders of outstanding Common Securities voting separately as a class, who are the record owners of 10% or more of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all outstanding Securities of the relevant class.

         "Transfer Agent" has the meaning set forth in Section 6.2.

         "Treasury Rate" has the meaning set forth in paragraph 4(a) of Annex I.

         "Treasury Regulations" means the income tax regulations, including temporary and proposed regulations, promulgated under the Code by the United States Treasury, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended from time-to-time, or any successor legislation.

         "Trustee" or "Trustees" means each Person who has signed this Declaration as a trustee, so long as such Person shall continue in office in accordance with the terms hereof, and all other Persons who may from time to time be duly appointed, qualified and serving as Trustees in accordance with the provisions hereof, and references herein to a Trustee or the Trustees shall refer to such Person or Persons solely in their capacity as trustees hereunder.

         "Trust Property" means (a) the Debentures, (b) any cash on deposit in, or owing to, the Property Account and (c) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Institutional Trustee pursuant to the trusts of this Declaration.

         "U.S. Person" means a United States Person as defined in Section 7701(a)(30) of the Code.

                                   ARTICLE II

                                  ORGANIZATION

         SECTION 2.1.  Name.  The Trust is named "First Bank Capital  Trust," as
                       ----
such name may be modified from time to time by the Administrators following written notice to the Institutional Trustee and the Holders of the Securities. The Trust's activities may be conducted under the name of the Trust or any other name deemed advisable by the Administrators.

         SECTION 2.2. Office.  The address of the principal office of the Trust,
                      ------
which shall be in a State of the United States or the District of Columbia, is 600 James S. McDonnell Blvd., Mail Code #014, Hazelwood, MO 63042. On ten Business Days' written notice to the Institutional Trustee and the Holders of the Securities, the Administrators may designate another principal office, which shall be in a State of the United States or the District of Columbia.

         SECTION 2.3. Purpose. The exclusive purposes and functions of the Trust
                      -------
are (a) to issue and sell the Securities representing undivided beneficial interests in the assets of the Trust, (b) to invest the gross proceeds from such sale in the Debentures and (c) except as otherwise limited herein, to engage in only those other activities incidental thereto that are deemed necessary or advisable by the Institutional Trustee, including, without limitation, those activities specified in this Declaration. The Trust shall not borrow money, issue debt or reinvest proceeds derived from investments, pledge any of its assets, or otherwise undertake (or permit to be undertaken) any activity that would cause the Trust not to be classified for United States federal income tax purposes as a grantor trust.

         SECTION  2.4.  Authority.  Except  as  specifically  provided  in  this
                        ---------
Declaration, the Institutional Trustee shall have exclusive and complete authority to carry out the purposes of the Trust. An action taken by a Trustee on behalf of the Trust and in accordance with such Trustee's powers shall constitute the act of and serve to bind the Trust. In dealing with the Trustees acting on behalf of the Trust, no Person shall be required to inquire into the authority of the Trustees to bind the Trust. Persons dealing with the Trust are entitled to rely conclusively on the power and authority of the Trustees as set forth in this Declaration. The Administrators shall have only those ministerial duties set forth herein with respect to accomplishing the purposes of the Trust and are not intended to be trustees or fiduciaries with respect to the Trust or the Holders. The Institutional Trustee shall have the right, but shall not be obligated except as provided in Section 2.6, to perform those duties assigned to the Administrators.

         SECTION  2.5.  Title to  Property  of the Trust.  Except as provided in
                        --------------------------------
Section 2.8 with respect to the Debentures and the Property Account or as otherwise provided in this Declaration, legal title to all assets of the Trust shall be vested in the Trust. The Holders shall not have legal title to any part of the assets of the Trust, but shall have an undivided beneficial interest in the assets of the Trust.

         SECTION 2.6. Powers and Duties of the Trustees and the  Administrators.
                      ---------------------------------------------------------

         (a) The Trustees and the Administrators shall conduct the affairs of the Trust in accordance with the terms of this Declaration. Subject to the limitations set forth in paragraph (b) of this Section, and in accordance with the following provisions (i) and (ii), the Administrators and, at the direction of the Administrators, the Trustees, shall have the authority to enter into all transactions and agreements determined by the Administrators to be appropriate in exercising the authority, express or implied, otherwise granted to the Trustees or the Administrators, as the case may be, under this Declaration, and to perform all acts in furtherance thereof, including without limitation, the following:

               (i) Each Administrator shall have the power, duty and authority, and is hereby authorized, to act on behalf of the Trust with respect to the following matters:

                    (A) the issuance and sale of the Securities;

                    (B) to  cause  the  Trust  to enter  into,  and to  execute, deliver and perform on behalf of the Trust, such agreements as may be necessary or desirable in connection with the purposes and function of the Trust, including agreements with the Paying Agent, a Debenture subscription agreement between the Trust and the Sponsor and a Common Securities subscription agreement between the Trust and the Sponsor;

                    (C)  ensuring   compliance   with  the  Securities  Act  and
               applicable state securities or blue sky laws;

                    (D) if and at such time  determined  by the  Sponsor  at the request of the Holders, assisting in the designation of the Capital Securities for trading in the Private Offering, Resales and Trading through the Automatic Linkages ("PORTAL") system if available;

                    (E) the sending of notices  (other than  notices of default)
               and other information regarding the Securities and the Debentures to the Holders in accordance with this Declaration, including notice of any notice received from the Debenture Issuer of its election to defer payments of interest on the Debentures by extending the interest payment period under the Indenture;

                    (F) the  appointment  of a Paying Agent,  Transfer Agent and
               Registrar in accordance with this Declaration;

                    (G) execution  and delivery of the  Securities in accordance with this Declaration;

                    (H) execution and delivery of closing certificates  pursuant to the Placement Agreement and the application for a taxpayer identification number;

                    (I) unless otherwise determined by the Holders of a Majority in liquidation amount of the Securities or as otherwise required by the Business Trust Act, to execute on behalf of the Trust (either acting alone or together with any or all of the Administrators) any documents that the Administrators have the power to execute pursuant to this Declaration;

                    (J) the taking of any action  incidental to the foregoing as the Sponsor or an Administrator may from time to time determine is necessary or advisable to give effect to the terms of this Declaration for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder);

                    (K) to  establish a record date with  respect to all actions to be taken hereunder that require a record date be established, including Distributions, voting rights, redemptions and exchanges, and to issue relevant notices to the Holders of Capital Securities and Holders of Common Securities as to such actions and applicable record dates;

                    (L) to duly  prepare  and file on  behalf  of the  Trust all applicable tax returns and tax information reports that are required to be filed with respect to the Trust;

                    (M) to  negotiate  the  terms  of,  and  the  execution  and delivery of, the Placement Agreement providing for the sale of the Capital Securities;

                    (N) to employ or otherwise engage employees, agents (who may be designated as officers with titles), managers, contractors, advisors, attorneys and consultants and pay reasonable compensation for such services;

                    (O) to incur  expenses  that are  necessary or incidental to carry out any of the purposes of the Trust;

                    (P) to give the certificate required by ss. 314(a)(4) of the
               Trust  Indenture  Act  to  the   Institutional   Trustee,   which
               certificate may be executed by an Administrator; and

                    (Q) to take all action that may be necessary or  appropriate for the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory business trust under the laws of each jurisdiction (other than the State of Delaware) in which such existence is necessary to protect the limited liability of the Holders of the Capital Securities or to enable the Trust to effect the purposes for which the Trust was created.

               (ii) As among the Trustees and the Administrators, the Institutional Trustee shall have the power, duty and authority, and is hereby authorized, to act on behalf of the Trust with respect to the following matters:

                    (A) the establishment of the Property Account;

                    (B) the receipt of the Debentures;

                    (C) the  collection  of  interest,  principal  and any other payments  made  in  respect  of the  Debentures  in the  Property
               Account;

                    (D) the  distribution  through  the Paying  Agent of amounts owed to the Holders in respect of the Securities;

                    (E) the exercise of all of the rights, powers and privileges of a holder of the Debentures;

                    (F) the sending of notices of default and other  information regarding the Securities and the Debentures to the Holders in accordance with this Declaration;

                    (G) the  distribution  of the Trust  Property in  accordance with the terms of this Declaration;

                    (H) to the extent provided in this Declaration,  the winding up of the affairs of and liquidation of the Trust and the preparation, execution and filing of the certificate of cancellation with the Secretary of State of the State of Delaware;

                    (I) after any Event of Default  (of which the  Institutional
               Trustee has knowledge (as provided in Section 2.10(m) hereof)) (provided, that such Event of Default is not by or with respect
                --------
               to the Institutional Trustee), the taking of any action incidental to the foregoing as the Institutional Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Declaration and protect and conserve the Trust Property for the benefit of the Holders (without consideration of the effect of any such action on any particular Holder);

                    (J) to take all action that may be necessary or  appropriate for the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory business trust under the laws of the State of Delaware to protect the limited liability of the Holders of the Capital Securities or to enable the Trust to effect the purposes for which the Trust was created; and

                    (K) to undertake  any actions set forth in ss. 317(a) of the
               Trust Indenture Act.

               (iii)  The  Institutional   Trustee  shall  have  the  power  and
          authority, and is hereby authorized, to act on behalf of the Trust with respect to any of the duties, liabilities, powers or the authority of the Administrators set forth in Section 2.6(a)(i)(E) and
          (F) herein but shall not have a duty to do any such act unless specifically requested to do so in writing by the Sponsor, and shall then be fully protected in acting pursuant to such written request; and in the event of a conflict between the action of the Administrators and the action of the Institutional Trustee, the action of the Institutional Trustee shall prevail.

         (b) So long as this Declaration remains in effect, the Trust (or the Trustees or Administrators acting on behalf of the Trust) shall not undertake any business, activities or transaction except as expressly provided herein or contemplated hereby. In particular, neither the Trustees nor the Administrators may cause the Trust to (i) acquire any investments or engage in any activities not authorized by this Declaration, (ii) sell, assign, transfer, exchange, mortgage, pledge, set-off or otherwise dispose of any of the Trust Property or interests therein, including to Holders, except as expressly provided herein,
(iii) take any action that would cause (or in the case of the Institutional Trustee, to the actual knowledge of a Responsible Officer would cause) the Trust to fail or cease to qualify as a "grantor trust" for United States federal income tax purposes, (iv) incur any indebtedness for borrowed money or issue any other debt or (v) take or consent to any action that would result in the placement of a lien on any of the Trust Property. The Institutional Trustee shall, at the sole cost and expense of the Trust subject to reimbursement under
Section 9.6(a), defend all claims and demands of all Persons at any time claiming any lien on any of the Trust Property adverse to the interest of the Trust or the Holders in their capacity as Holders.

         (c) In connection with the issuance and sale of the Capital Securities, the Sponsor shall have the right and responsibility to assist the Trust with respect to, or effect on behalf of the Trust, the following (and any actions taken by the Sponsor in furtherance of the following prior to the date of this Declaration are hereby ratified and confirmed in all respects):

               (i) the taking of any action necessary to obtain an exemption from the Securities Act;

               (ii) the determination of the States in which to take appropriate action to qualify or register for sale all or part of the Capital Securities and the determination of any and all such acts, other than actions which must be taken by or on behalf of the Trust, and the advisement of and direction to the Trustees of actions they must take on behalf of the Trust, and the preparation for execution and filing of any documents to be executed and filed by the Trust or on behalf of the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States in connection with the sale of the Capital Securities; and

               (iii) the taking of any other actions necessary or desirable to carry out any of the foregoing activities.

         (d) Notwithstanding anything herein to the contrary, the Administrators, the Institutional Trustee and the Holders of a Majority in liquidation amount of the Common Securities are authorized and directed to conduct the affairs of the Trust and to operate the Trust so that (i) the Trust will not be deemed to be an "investment company" required to be registered under the Investment Company Act (in the case of the Institutional Trustee, to the actual knowledge of a Responsible Officer), and (ii) the Trust will not fail to be classified as a grantor trust for United States federal income tax purposes(in the case of the Institutional Trustee, to the actual knowledge of a Responsible Officer) and (iii) the Trust will not take any action inconsistent with the treatment of the Debentures as indebtedness of the Debenture Issuer for United States federal income tax purposes (in the case of the Institutional Trustee, to the actual knowledge of a Responsible Officer). In this connection, the Institutional Trustee, the Administrators and the Holders of a Majority in liquidation amount of the Common Securities are authorized to take any action, not inconsistent with applicable laws or this Declaration, as amended from time to time, that each of the Institutional Trustee, the Administrators and such Holders determine in their discretion to be necessary or desirable for such purposes, even if such action adversely affects the interests of the Holders of the Capital Securities.

         (e) All expenses incurred by the Administrators or the Trustees pursuant to this Section 2.6 shall be reimbursed by the Sponsor, and the Trustees shall have no obligations with respect to such expenses.

         (f) The assets of the Trust shall consist of the Trust Property.

         (g) Legal title to all Trust Property shall be vested at all times in the Institutional Trustee (in its capacity as such) and shall be held and administered by the Institutional Trustee for the benefit of the Trust in accordance with this Declaration.

         (h) If the Institutional Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Declaration and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Institutional Trustee or to such Holder, then and in every such case the Sponsor, the Institutional Trustee and the Holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Institutional Trustee and the Holders shall continue as though no such proceeding had been instituted.

         SECTION  2.7.  Prohibition  of Actions  by the Trust and the  Trustees.
                        -------------------------------------------------------

         The Trust shall not, and the Institutional Trustee and the Administrators shall not, and the Administrators shall cause the Trust not to, engage in any activity other than as required or authorized by this Declaration. In particular, the Trust shall not, and the Institutional Trustee and the Administrators shall not cause the Trust to:

         (a) invest any proceeds received by the Trust from holding the Debentures, but shall distribute all such proceeds to Holders of the Securities pursuant to the terms of this Declaration and of the Securities;

         (b) acquire any assets other than as expressly provided herein;

         (c) possess Trust Property for other than a Trust purpose;

         (d) make any loans or incur any indebtedness other than loans represented by the Debentures;

         (e) possess any power or otherwise act in such a way as to vary the Trust Property or the terms of the Securities;

         (f) issue any securities or other evidences of beneficial ownership of, or beneficial interest in, the Trust other than the Securities; or

         (g) other than as provided in this Declaration (including Annex I), (i) direct the time, method and place of exercising any trust or power conferred upon the Debenture Trustee with respect to the Debentures, (ii) waive any past default that is waivable under the Indenture, (iii) exercise any right to rescind or annul any declaration that the principal of all the Debentures shall be due and payable, or (iv) consent to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required unless the Trust shall have received a written opinion of counsel experienced in such matters to the effect that such amendment, modification or termination will not cause the Trust to cease to be classified as a grantor trust for United States federal income tax purposes.

         SECTION  2.8.   Powers  and  Duties  of  the   Institutional   Trustee.
                         ------------------------------------------------------

         (a) The legal title to the Debentures shall be owned by and held of record in the name of the Institutional Trustee in trust for the benefit of the Trust. The right, title and interest of the Institutional Trustee to the Debentures shall vest automatically in each Person who may hereafter be appointed as Institutional Trustee in accordance with Section 4.7. Such vesting and cessation of title shall be effective whether or not conveyancing documents with regard to the Debentures have been executed and delivered.

         (b) The Institutional Trustee shall not transfer its right, title and interest in the Debentures to the Administrators or to the Delaware Trustee.

         (c) The Institutional Trustee shall:

               (i) establish and maintain a segregated non-interest bearing trust account (the "Property Account") in the United States (as defined in Treasury Regulations section 301.7701-7), in the name of and under the exclusive control of the Institutional Trustee, and maintained in the Institutional Trustee's trust department, on behalf of the Holders of the Securities and, upon the receipt of payments of funds made in respect of the Debentures held by the Institutional Trustee, deposit such funds into the Property Account and make payments to the Holders of the Capital Securities and Holders of the Common Securities from the Property Account in accordance with Section
          5.1. Funds in the Property Account shall be held uninvested until disbursed in accordance with this Declaration;

               (ii) engage in such ministerial activities as shall be necessary or appropriate to effect the redemption of the Capital Securities and the Common Securities to the extent the Debentures are redeemed or mature; and

               (iii) upon written notice of distribution issued by the Administrators in accordance with the terms of the Securities, engage in such ministerial activities as shall be necessary or appropriate to effect the distribution of the Debentures to Holders of Securities upon the occurrence of certain circumstances pursuant to the terms of the Securities.

         (d) The Institutional Trustee shall take all actions and perform such duties as may be specifically required of the Institutional Trustee pursuant to the terms of the Securities.

         (e) The Institutional Trustee may bring or defend, pay, collect, compromise, arbitrate, resort to legal action with respect to, or otherwise adjust claims or demands of or against, the Trust (a "Legal Action") which arise out of or in connection with an Event of Default of which a Responsible Officer of the Institutional Trustee has actual knowledge or the Institutional Trustee's duties and obligations under this Declaration or the Trust Indenture Act; provided, however, that if an Event of Default has occurred and is continuing
--------   -------
and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), then a Holder of the Capital Securities may directly institute a proceeding for enforcement of payment to such Holder of the principal of or interest on the Debentures having a principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder (a "Direct Action") on or after the respective due date specified in the Debentures. In connection with such Direct Action, the rights of the Holders of the Common Securities will be subrogated to the rights of such Holder of the Capital Securities to the extent of any payment made by the Debenture Issuer to such Holder of the Capital Securities in such Direct Action; provided, however, that a Holder of the Common Securities may
                --------   -------
exercise such right of subrogation only if no Event of Default with respect to the Capital Securities has occurred and is continuing.

         (f) The Institutional Trustee shall continue to serve as a Trustee until either:

               (i) the Trust has been completely liquidated and the proceeds of the liquidation distributed to the Holders of the Securities pursuant to the terms of the Securities and this Declaration (including Annex
          I); or

               (ii) a Successor Institutional Trustee has been appointed and has accepted that appointment in accordance with Section 4.7.

         (g) The Institutional Trustee shall have the legal power to exercise all of the rights, powers and privileges of a holder of the Debentures under the Indenture and, if an Event of Default occurs and is continuing, the Institutional Trustee may, for the benefit of Holders of the Securities, enforce its rights as holder of the Debentures subject to the rights of the Holders pursuant to this Declaration (including Annex I) and the terms of the Securities.

         (h) The Institutional Trustee must exercise the powers set forth in this Section 2.8 in a manner that is consistent with the purposes and functions of the Trust set out in Section 2.3, and the Institutional Trustee shall not take any action that is inconsistent with the purposes and functions of the Trust set out in Section 2.3.

         SECTION 2.9.  Certain Duties and  Responsibilities  of the Trustees and
                       ---------------------------------------------------------
the Administrators.
------------------

         (a) The Institutional Trustee, before the occurrence of any Event of Default (of which the Institutional Trustee has knowledge (as provided in
Section 2.10(m) hereof)) and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Declaration and no implied covenants shall be read into this Declaration against the Institutional Trustee. In case an Event of Default (of which the Institutional Trustee has knowledge (as provided in Section 2.10(m) hereof)), has occurred (that has not been cured or waived pursuant to Section 6.7), the Institutional Trustee shall exercise such of the rights and powers vested in it by this Declaration, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (b) The duties and responsibilities of the Trustees and the Administrators shall be as provided by this Declaration and, in the case of the Institutional Trustee, by the Trust Indenture Act. Notwithstanding the foregoing, no provision of this Declaration shall require any Trustee or Administrator to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity satisfactory to it against such risk or liability is not reasonably assured to it. Whether or not therein expressly so provided, every provision of this Declaration relating to the conduct or affecting the liability of or affording protection to the Trustees or the Administrators shall be subject to the provisions of this Article. Nothing in this Declaration shall be construed to release a Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct. Nothing in this Declaration shall be construed to release an Administrator from liability for its own gross negligent action, its own gross negligent failure to act, or its own willful misconduct. To the extent that, at law or in equity, a Trustee or an Administrator has duties and liabilities relating to the Trust or to the Holders, such Trustee or Administrator shall not be liable to the Trust or to any Holder for such Trustee's or Administrator's good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of the Administrators or the Trustees otherwise existing at law or in equity, are agreed by the Sponsor and the Holders to replace such other duties and liabilities of the Administrators or the Trustees.

         (c) All payments made by the Institutional Trustee or a Paying Agent in respect of the Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Institutional Trustee or a Paying Agent to make payments in accordance with the terms hereof. Each Holder, by its acceptance of a Security, agrees that it will look solely to the revenue and proceeds from the Trust Property to the extent legally available for distribution to it as herein provided and that the Trustees and the Administrators are not personally liable to it for any amount distributable in respect of any Security or for any other liability in respect of any Security. This Section 2.9(c) does not limit the liability of the Trustees expressly set forth elsewhere in this Declaration or, in the case of the Institutional Trustee, in the Trust Indenture Act.

         (d) No provision of this Declaration shall be construed to relieve the Institutional Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct with respect to matters that are within the authority of the Institutional Trustee under this Declaration, except that:

               (i) the  Institutional  Trustee shall not be liable for any error or judgment made in good faith by an Authorized Officer of the Institutional Trustee, unless it shall be proved that the Institutional Trustee was negligent in ascertaining the pertinent facts;

               (ii) the Institutional Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a Majority in liquidation amount of the Capital Securities or the Common Securities, as applicable, relating to the time, method and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under this Declaration;

               (iii) the Institutional Trustee's sole duty with respect to the custody, safe keeping and physical preservation of the Debentures and the Property Account shall be to deal with such property in a similar manner as the Institutional Trustee deals with similar property for its own account, subject to the protections and limitations on liability afforded to the Institutional Trustee under this Declaration and the Trust Indenture Act;

               (iv) the Institutional Trustee shall not be liable for any interest on any money received by it except as it may otherwise agree in writing with the Sponsor; and money held by the Institutional Trustee need not be segregated from other funds held by it except in relation to the Property Account maintained by the Institutional Trustee pursuant to Section 2.8(c)(i) and except to the extent otherwise required by law; and

               (v) the Institutional Trustee shall not be responsible for monitoring the compliance by the Administrators or the Sponsor with their respective duties under this Declaration, nor shall the Institutional Trustee be liable for any default or misconduct of the Administrators or the Sponsor.

         SECTION 2.10. Certain Rights of Institutional  Trustee.  Subject to the
                       ----------------------------------------
provisions of Section 2.9:

         (a) the Institutional Trustee may conclusively rely and shall fully be protected in acting or refraining from acting in good faith upon any resolution, written opinion of counsel, certificate, written representation of a Holder or transferee, certificate of auditors or any other certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, appraisal, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties;

         (b) if (i) in performing its duties under this Declaration, the Institutional Trustee is required to decide between alternative courses of action, (ii) in construing any of the provisions of this Declaration, the Institutional Trustee finds the same ambiguous or inconsistent with any other provisions contained herein, or (iii) the Institutional Trustee is unsure of the application of any provision of this Declaration, then, except as to any matter as to which the Holders of Capital Securities are entitled to vote under the terms of this Declaration, the Institutional Trustee may deliver a notice to the Sponsor requesting the Sponsor's opinion as to the course of action to be taken and the Institutional Trustee shall take such action, or refrain from taking such action, as the Institutional Trustee in its sole discretion shall deem advisable and in the best interests of the Holders, in which event the Institutional Trustee shall have no liability except for its own negligence or willful misconduct;

         (c) any direction or act of the Sponsor or the Administrators contemplated by this Declaration shall be sufficiently evidenced by an Officers' Certificate;

         (d)  whenever  in  the   administration   of  this   Declaration,   the
Institutional Trustee shall deem it desirable that a matter be proved or established before undertaking, suffering or omitting any action hereunder, the Institutional Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officers' Certificate which, upon receipt of such request, shall be promptly delivered by the Sponsor or the Administrators;

         (e) the Institutional Trustee shall have no duty to see to any recording, filing or registration of any instrument (including any financing or continuation statement or any filing under tax or securities laws) or any rerecording, refiling or reregistration thereof;

         (f) the Institutional Trustee may consult with counsel of its selection (which counsel may be counsel to the Sponsor or any of its Affiliates) and the advice of such counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon and in accordance with such advice; the Institutional Trustee shall have the right at any time to seek instructions concerning the administration of this Declaration from any court of competent jurisdiction;

         (g) the Institutional Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Declaration at the request or direction of any of the Holders pursuant to this Declaration, unless such Holders shall have offered to the Institutional Trustee security or indemnity reasonably satisfactory to it against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction; provided, that nothing contained in this Section 2.10(g) shall be taken to relieve the Institutional Trustee, upon the occurrence of an Event of Default (of which the Institutional Trustee has knowledge (as provided in Section 2.10(m) hereof)) that has not been cured or waived, of its obligation to exercise the rights and powers vested in it by this Declaration;

         (h) the Institutional Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, note or other evidence of indebtedness or other paper or document, unless requested in writing to do so by one or more Holders, but the Institutional Trustee may make such further inquiry or investigation into such facts or matters as it may see fit;

         (i) the Institutional Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys and the Institutional Trustee shall not be responsible for any misconduct or negligence on the part of, or for the supervision of, any such agent or attorney appointed with due care by it hereunder;

         (j) whenever in the administration of this Declaration the Institutional Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Institutional Trustee (i) may request instructions from the Holders of the Common Securities and the Capital Securities, which instructions may be given only by the Holders of the same proportion in liquidation amount of the Common Securities and the Capital Securities as would be entitled to direct the Institutional Trustee under the terms of the Common Securities and the Capital Securities in respect of such remedy, right or action, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be fully protected in acting in accordance with such instructions;

         (k) except as otherwise expressly provided in this Declaration, the Institutional Trustee shall not be under any obligation to take any action that is discretionary under the provisions of this Declaration;

         (l) when the Institutional Trustee incurs expenses or renders services in connection with a Bankruptcy Event, such expenses (including the fees and expenses of its counsel) and the compensation for such services are intended to constitute expenses of administration under any bankruptcy law or law relating to creditors rights generally;

         (m) the Institutional Trustee shall not be charged with knowledge of an Event of Default unless a Responsible Officer of the Institutional Trustee has actual knowledge of such event or the Institutional Trustee receives written notice of such event from any Holder, except with respect to an Event of Default pursuant to Sections 5.01(a) or 5.01(b) of the Indenture (other than an Event of Default resulting from the default in the payment of Additional Interest or premium, if any, if the Institutional Trustee does not have actual knowledge or written notice that such payment is due and payable), of which the Institutional Trustee shall be deemed to have knowledge;

         (n) any action taken by the Institutional Trustee or its agents hereunder shall bind the Trust and the Holders of the Securities, and the signature of the Institutional Trustee or its agents alone shall be sufficient and effective to perform any such action and no third party shall be required to inquire as to the authority of the Institutional Trustee to so act or as to its compliance with any of the terms and provisions of this Declaration, both of which shall be conclusively evidenced by the Institutional Trustee's or its agent's taking such action; and

         (o) no provision of this Declaration shall be deemed to impose any duty or obligation on the Institutional Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal, or in which the Institutional Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts, or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Institutional Trustee shall be construed to be a duty.

         SECTION 2.11. Delaware Trustee.  Notwithstanding any other provision of
                       ----------------
this Declaration other than Section 4.2, the Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities of any of the Trustees or the Administrators described in this Declaration (except as may be required under the Business Trust Act). Except as set forth in Section 4.2, the Delaware Trustee shall be a Trustee for the sole and limited purpose of fulfilling the requirements of ss. 3807 of the Business Trust Act.

         SECTION 2.12. Execution of Documents. Unless  otherwise  determined  in
                       ----------------------
writing by the Institutional Trustee, and except as otherwise required by the Business Trust Act, the Institutional Trustee, or any one or more of the Administrators, as the case may be, is authorized to execute and deliver on behalf of the Trust any documents, agreements, instruments or certificates that the Trustees or the Administrators, as the case may be, have the power and authority to execute pursuant to Section 2.6.

         SECTION  2.13.  Not    Responsible    for   Recitals   or  Issuance  of
                ----------------------------------------------------------------
Securities.
----------

         The recitals contained in this Declaration and the Securities shall be taken as the statements of the Sponsor, and the Trustees do not assume any responsibility for their correctness. The Trustees make no representations as to the value or condition of the property of the Trust or any part thereof. The Trustees make no representations as to the validity or sufficiency of this Declaration, the Debentures or the Securities.

         SECTION 2.14. Duration of Trust. The Trust, unless dissolved pursuant
                       -----------------
to  the  provisions of  Article VII hereof, shall have existence for thirty-five
(35) years from the Closing Date.

         SECTION 2.15. Mergers.
                       -------

         (a) The Trust may not consolidate, amalgamate, merge with or into, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other Person, except as described in this Section 2.15 and except with respect to the distribution of Debentures to Holders of Securities pursuant to Section 7.1(a)(iv) of the Declaration or Section 4 of Annex I.

         (b) The Trust may, with the consent of the Administrators (which consent will not be unreasonably withheld) and without the consent of the Institutional Trustee, the Delaware Trustee or the Holders of the Capital Securities, consolidate, amalgamate, merge with or into, or be replaced by, or convey, transfer or lease its properties and assets as an entirety or substantially as an entirety to a trust organized as such under the laws of any State; provided, that:

               (i) if the Trust is not the survivor, such successor entity (the "Successor Entity") either:

                    (A) expressly  assumes all of the  obligations  of the Trust under the Securities; or

                    (B) substitutes for the Securities other  securities  having substantially the same terms as the Securities (the "Successor Securities") so that the Successor Securities rank the same as the Securities rank with respect to Distributions and payments upon Liquidation, redemption and otherwise;

               (ii) the Sponsor expressly appoints, as the holder of the Debentures, a trustee of the Successor Entity that possesses the same powers and duties as the Institutional Trustee;

               (iii) the Capital Securities or any Successor Securities (excluding any securities substituted for the Common Securities) are listed or quoted, or any Successor Securities will be listed or quoted upon notification of issuance, on any national securities exchange or with another organization on which the Capital Securities are then listed or quoted, if any;

               (iv) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not cause the Capital Securities
          (including any Successor Securities) to be downgraded by any nationally recognized statistical rating organization, if the Capital Securities are then rated;

               (v) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect (other than with respect to any dilution of such Holders' interests in the Successor Entity as a result of such merger, consolidation, amalgamation or replacement);

               (vi) such Successor Entity has a purpose substantially identical to that of the Trust;

               (vii) prior to such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Trust has received a written opinion of a nationally recognized independent counsel to the Trust experienced in such matters to the effect that:

                    (A) such merger, consolidation,  amalgamation,  replacement, conveyance,  transfer  or lease  does not  adversely  affect  the rights, preferences and privileges of the Holders of the Securities (including any Successor Securities) in any material respect (other than with respect to any dilution of the Holders' interests in the Successor Entity);

                    (B)  following  such  merger,  consolidation,  amalgamation, replacement, conveyance, transfer or lease, neither the Trust nor the Successor Entity will be required to register as an Investment Company; and

                    (C) following such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Trust (or the Successor Entity) will continue to be classified as a grantor trust for United States federal income tax purposes;

               (viii) the Sponsor guarantees the obligations of such Successor Entity under the Successor Securities to the same extent provided by the Guarantee, the Debentures and this Declaration; and

               (ix) prior to such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Institutional Trustee shall have received an Officers' Certificate of the Administrators and an opinion of counsel, each to the effect that all conditions precedent of this paragraph (b) to such transaction have been satisfied.

         (c) Notwithstanding Section 2.15(b), the Trust shall not, except with the consent of Holders of 100% in liquidation amount of the Securities, consolidate, amalgamate, merge with or into, or be replaced by, or convey, transfer or lease its properties and assets as an entirety or substantially as an entirety to, any other Person or permit any other Person to consolidate, amalgamate, merge with or into, or replace it if such consolidation, amalgamation, merger, replacement, conveyance, transfer or lease would cause the Trust or Successor Entity to be classified as other than a grantor trust for United States federal income tax purposes.

                                   ARTICLE III

                                     SPONSOR

         SECTION 3.1. Sponsor's  Purchase of Common  Securities.  On the Closing
                      -----------------------------------------
Date, the Sponsor will purchase all of the Common Securities issued by the Trust, in an amount at least equal to 3% of the capital of the Trust, at the same time as the Capital Securities are sold.

         SECTION 3.2.  Responsibilities  of the Sponsor.  In connection with the
                       --------------------------------
issue and sale of the Capital Securities, the Sponsor shall have the exclusive right and responsibility to engage in, or direct the Administrators to engage in, the following activities:

         (a) to determine the States in which to take appropriate action to qualify or register for sale of all or part of the Capital Securities and to do any and all such acts, other than actions which must be taken by the Trust, and advise the Trust of actions it must take, and prepare for execution and filing any documents to be executed and filed by the Trust, as the Sponsor deems necessary or advisable in order to comply with the applicable laws of any such States;

         (b) to prepare for filing and request the Administrators to cause the filing by the Trust, as may be appropriate, of an application to the PORTAL system, for listing or quotation upon notice of issuance of any Capital Securities, as requested by the Holders of not less than a Majority in liquidation amount of the Capital Securities; and

         (c) to negotiate the terms of and/or execute and deliver on behalf of the Trust, the Placement Agreement and other related agreements providing for the sale of the Capital Securities.

                                   ARTICLE IV

                           TRUSTEES AND ADMINISTRATORS

         SECTION 4.1. Number of Trustees. The number of Trustees initially shall
                      ------------------
be two, and:

         (a) at any time before the issuance of any Securities, the Sponsor may, by written instrument, increase or decrease the number of Trustees; and

         (b) after the  issuance of any  Securities,  the number of Trustees may be increased or decreased by vote of the Holder of a Majority in liquidation amount of the Common Securities voting as a class at a meeting of the Holder of the Common Securities; provided, however, that there shall be a Delaware Trustee
                       --------  -------
if required by Section 4.2; and there shall always be one Trustee who shall be the Institutional Trustee, and such Trustee may also serve as Delaware Trustee if it meets the applicable requirements, in which case Section 2.11 shall have no application to such entity in its capacity as Institutional Trustee.

         SECTION 4.2. Delaware Trustee.  If required by the Business Trust Act,
                      ----------------
 one Trustee (the "Delaware Trustee") shall be:

         (a) a natural person who is a resident of the State of Delaware; or

         (b) if not a natural person, an entity which is organized under the laws of the United States or any State thereof or the District of Columbia, has its principal place of business in the State of Delaware, and otherwise meets the requirements of applicable law, including ss.3807 of the Business Trust Act.

         SECTION 4.3. Institutional Trustee; Eligibility.
                      ----------------------------------

         (a) There shall at all times be one Trustee which shall act as Institutional Trustee which shall:

               (i) not be an Affiliate of the Sponsor;

               (ii) not offer or provide credit or credit enhancement to the Trust; and

               (iii) be a banking corporation organized and doing business under the laws of the United States of America or any State thereof or of the District of Columbia and authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least fifty million U.S. dollars ($50,000,000), and subject to supervision or examination by federal, State or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then for the purposes of this
          Section 4.3(a)(iii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

         (b) If at any time the Institutional Trustee shall cease to be eligible to so act under Section 4.3(a), the Institutional Trustee shall immediately resign in the manner and with the effect set forth in Section 4.7.

         (c) If the Institutional Trustee has or shall acquire any "conflicting interest" within the meaning of ss. 310(b) of the Trust Indenture Act, the Institutional Trustee shall either eliminate such interest or resign, to the extent and in the manner provided by, and subject to this Declaration.

         (d)  The  initial  Institutional  Trustee  shall  be  Wilmington  Trust
Company.

         SECTION 4.4. Certain Qualifications of the Delaware Trustee Generally.
                      --------------------------------------------------------
The Delaware Trustee shall be a U.S. Person and either a natural person who is at least 21 years of age or a legal entity that shall act through one or more Authorized Officers.

         SECTION 4.5. Administrators. Each Administrator shall be a U.S. Person.
                      --------------
There shall at all times be at least one Administrator. Except where a requirement for action by a specific number of Administrators is expressly set forth in this Declaration and except with respect to any action the taking of which is the subject of a meeting of the Administrators, any action required or permitted to be taken by the Administrators may be taken by, and any power of the Administrators may be exercised by, or with the consent of, any one such Administrator acting alone.

         SECTION 4.6. Initial Delaware Trustee.  The  initial  Delaware  Trustee
                      ------------------------
shall be Wilmington Trust Company.

        SECTION 4.7. Appointment, Removal and Resignation of  the  Trustees  and
                     -----------------------------------------------------------
the Administrators.
--- --------------

         (a) No resignation or removal of any Trustee (the "Relevant Trustee") and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of this Section 4.7.

         (b) Subject to Section 4.7(a), a Relevant Trustee may resign at any time by giving written notice thereof to the Holders of the Securities and by appointing a successor Relevant Trustee. Upon the resignation of the Institutional Trustee, the Institutional Trustee shall appoint a successor by requesting from at least three Persons meeting the eligibility requirements their expenses and charges to serve as the successor Institutional Trustee on a form provided by the Administrators, and selecting the Person who agrees to the lowest expense and charges (the "Successor Institutional Trustee"). If the instrument of acceptance by the successor Relevant Trustee required by this
Section 4.7 shall not have been delivered to the Relevant Trustee within 60 days after the giving of such notice of resignation or delivery of the instrument of removal, the Relevant Trustee may petition, at the expense of the Trust, any federal, State or District of Columbia court of competent jurisdiction for the appointment of a successor Relevant Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Relevant Trustee. The Institutional Trustee shall have no liability for the selection of such successor pursuant to this Section 4.7.

         (c) Unless an Event of Default shall have occurred and be continuing, any Trustee may be removed at any time by an act of the Holders of a Majority in liquidation amount of the Common Securities. If any Trustee shall be so removed, the Holders of the Common Securities, by act of the Holders of a Majority in liquidation amount of the Common Securities delivered to the Relevant Trustee, shall promptly appoint a successor Relevant Trustee, and such successor Trustee shall comply with the applicable requirements of this Section 4.7. If an Event of Default shall have occurred and be continuing, the Institutional Trustee or the Delaware Trustee, or both of them, may be removed by the act of the Holders of a Majority in liquidation amount of the Capital Securities, delivered to the Relevant Trustee (in its individual capacity and on behalf of the Trust). If any Trustee shall be so removed, the Holders of Capital Securities, by act of the Holders of a Majority in liquidation amount of the Capital Securities then outstanding delivered to the Relevant Trustee, shall promptly appoint a successor Relevant Trustee or Trustees, and such successor Trustee shall comply with the applicable requirements of this Section 4.7. If no successor Relevant Trustee shall have been so appointed by the Holders of a Majority in liquidation amount of the Capital Securities and accepted appointment in the manner required by this Section 4.7 within 30 days after delivery of an instrument of removal, the Relevant Trustee or any Holder who has been a Holder of the Securities for at least six months may, on behalf of himself and all others similarly situated, petition any federal, State or District of Columbia court of competent jurisdiction for the appointment of a successor Relevant Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a successor Relevant Trustee or Trustees.

         (d) The Institutional Trustee shall give notice of each resignation and each removal of a Trustee and each appointment of a successor Trustee to all Holders and to the Sponsor. Each notice shall include the name of the successor Relevant Trustee and the address of its Corporate Trust Office if it is the Institutional Trustee.

         (e) Notwithstanding the foregoing or any other provision of this Declaration, in the event a Delaware Trustee who is a natural person dies or is adjudged by a court to have become incompetent or incapacitated, the vacancy created by such death, incompetence or incapacity may be filled by the Institutional Trustee following the procedures in this Section 4.7 (with the successor being a Person who satisfies the eligibility requirement for a Delaware Trustee set forth in this Declaration) (the "Successor Delaware Trustee").

         (f) In case of the appointment hereunder of a successor Relevant Trustee, the retiring Relevant Trustee and each successor Relevant Trustee with respect to the Securities shall execute and deliver an amendment hereto wherein each successor Relevant Trustee shall accept such appointment and which (a) shall contain such provisions as shall be necessary or desirable to transfer and confirm to, and to vest in, each successor Relevant Trustee all the rights, powers, trusts and duties of the retiring Relevant Trustee with respect to the Securities and the Trust and (b) shall add to or change any of the provisions of this Declaration as shall be necessary to provide for or facilitate the administration of the Trust by more than one Relevant Trustee, it being understood that nothing herein or in such amendment shall constitute such Relevant Trustees co-trustees and upon the execution and delivery of such amendment the resignation or removal of the retiring Relevant Trustee shall become effective to the extent provided therein and each such successor Relevant Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Relevant Trustee; but, on request of the Trust or any successor Relevant Trustee, such retiring Relevant Trustee shall duly assign, transfer and deliver to such successor

Relevant Trustee all Trust Property, all proceeds thereof and money held by such retiring Relevant Trustee hereunder with respect to the Securities and the Trust subject to the payment of all unpaid fees, expenses and indemnities of such retiring Relevant Trustee.

         (g) No Institutional Trustee or Delaware Trustee shall be liable for the acts or omissions to act of any Successor Institutional Trustee or Successor Delaware Trustee, as the case may be.

         (h) The Holders of the Capital Securities will have no right to vote to appoint, remove or replace the Administrators, which voting rights are vested exclusively in the Holders of the Common Securities.

         (i) Any successor Delaware Trustee shall file an amendment to the Certificate of Trust with the Secretary of State of the State of Delaware identifying the name and principal place of business of such Delaware Trustee in the State of Delaware.

         SECTION 4.8. Vacancies Among Trustees. If  a  Trustee  ceases  to  hold
                      ------------------------
office for any reason and the number of  Trustees  is not  reduced  pursuant  to
Section 4.1, or if the number of Trustees is increased pursuant to Section 4.1, a vacancy shall occur. A resolution certifying the existence of such vacancy by the Trustees or, if there are more than two, a majority of the Trustees shall be conclusive evidence of the existence of such vacancy. The vacancy shall be filled with a Trustee appointed in accordance with Section 4.7.

         SECTION 4.9. Effect of Vacancies. The  death,  resignation, retirement,
                      -------------------
removal, bankruptcy, dissolution, liquidation, incompetence or incapacity to perform the duties of a Trustee shall not operate to dissolve, terminate or annul the Trust or terminate this Declaration. Whenever a vacancy in the number of Trustees shall occur, until such vacancy is filled by the appointment of a Trustee in accordance with Section 4.7, the Institutional Trustee shall have all the powers granted to the Trustees and shall discharge all the duties imposed upon the Trustees by this Declaration.

         SECTION 4.10. Meetings of the Trustees and the Administrators. Meetings
                       -----------------------------------------------
of the Trustees or the  Administrators  shall be held from time to time upon the call of any Trustee or Administrator, as applicable. Regular meetings of the Trustees and the Administrators, respectively, may be in person in the United States or by telephone, at a place (if applicable) and time fixed by resolution of the Trustees or the Administrators, as applicable. Notice of any in-person meetings of the Trustees or the Administrators shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 48 hours before such meeting. Notice of any telephonic meetings of the Trustees or the Administrators or any committee thereof shall be hand delivered or otherwise delivered in writing (including by facsimile, with a hard copy by overnight courier) not less than 24 hours before a meeting. Notices shall contain a brief statement of the time, place and anticipated purposes of the meeting. The presence (whether in person or by telephone) of a Trustee or an Administrator, as the case may be, at a meeting shall constitute a waiver of notice of such meeting except where a Trustee or an Administrator, as the case may be, attends a meeting for the express purpose of objecting to the transaction of any activity on the ground that the meeting has not been lawfully called or convened. Unless provided otherwise in this Declaration, any action of the Trustees or the Administrators, as the case may be, may be taken at a meeting by vote of a majority of the Trustees or the Administrators present (whether in person or by telephone) and eligible to vote with respect to such matter; provided, that, in the case of the Administrators,
                              --------
a Quorum is present, or without a meeting by the unanimous written consent of the Trustees or the Administrators, as the case may be. Meetings of the Trustees and the Administrators together shall be held from time to time upon the call of any Trustee or Administrator.

         SECTION 4.11. Delegation of Power.
                       -------------------

         (a) Any Trustee or any Administrator, as the case may be, may, by power of attorney consistent with applicable law, delegate to any other natural person over the age of 21 that is a U.S. Person his or her power for the purpose of executing any documents, instruments or other writings contemplated in Section 2.6.

         (b) The Trustees shall have power to delegate from time to time to such of their number or to any officer of the Trust that is a U.S. Person, the doing of such things and the execution of such instruments or other writings either in the name of the Trust or the names of the Trustees or otherwise as the Trustees may deem expedient, to the extent such delegation is not prohibited by applicable law or contrary to the provisions of the Trust, as set forth herein.

         SECTION 4.12. Merger,  Conversion,  Consolidation   or   Succession  to
                       ---------------------------------------------------------
Business. Any  Person  into  which  the  Institutional  Trustee  or the Delaware
--------
Trustee, as the case may be, may be merged or converted or with which either may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Institutional Trustee or the Delaware Trustee, as the case may be, shall be a party, or any Person succeeding to all or substantially all the corporate trust business of the Institutional Trustee or the Delaware Trustee, as the case may be, shall be the successor of the Institutional Trustee or the Delaware Trustee, as the case may be, hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided such Person shall be otherwise qualified and eligible under this Article and, provided, further, that such Person shall file an amendment to the
             --------   -------
Certificate of Trust with the Secretary of State of the State of Delaware as contemplated in Section 4.7(i).

                                    ARTICLE V

                                  DISTRIBUTIONS

         SECTION 5.1. Distributions. Holders   shall  receive  Distributions  in
                      -------------
accordance with the applicable terms of the relevant Holder's Securities. Distributions shall be made on the Capital Securities and the Common Securities in accordance with the preferences set forth in their respective terms. If and to the extent that the Debenture Issuer makes a payment of interest (including any Additional Interest or Deferred Interest) and/or principal on the Debentures held by the Institutional Trustee (the amount of any such payment being a "Payment Amount"), the Institutional Trustee shall and is directed, to the extent funds are available in the Property Account for that purpose, to make a distribution (a "Distribution") of the Payment Amount to Holders.

                                   ARTICLE VI

                             ISSUANCE OF SECURITIES

         SECTION 6.1. General Provisions Regarding Securities.
                      ---------------------------------------

         (a) The Administrators shall on behalf of the Trust issue one series of capital securities, evidenced by a certificate substantially in the form of Exhibit A-1, representing undivided beneficial interests in the assets of the Trust and having such terms as are set forth in Annex I (the "Capital Securities"), and one series of common securities, evidenced by a certificate substantially in the form of Exhibit A-2, representing undivided beneficial interests in the assets of the Trust and having such terms as are set forth in Annex I (the "Common Securities"). The Trust shall issue no securities or other interests in the assets of the Trust other than the Capital Securities and the Common Securities. The Capital Securities rank pari passu and payment thereon shall be made Pro Rata with the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to payment in respect of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights to payment of the Holders of the Capital Securities.

         (b) The Certificates shall be signed on behalf of the Trust by one or more Administrators. Such signature shall be the facsimile or manual signature of any Administrator. In case any Administrator of the Trust who shall have signed any of the Securities shall cease to be such Administrator before the Certificates so signed shall be delivered by the Trust, such Certificates nevertheless may be delivered as though the person who signed such Certificates had not ceased to be such Administrator. Any Certificate may be signed on behalf of the Trust by such person who, at the actual date of execution of such Security, shall be an Administrator of the Trust, although at the date of the execution and delivery of the Declaration any such person was not such an

Administrator. A Capital Security shall not be valid until authenticated by the manual signature of an Authorized Officer of the Institutional Trustee. Such signature shall be conclusive evidence that the Capital Security has been authenticated under this Declaration. Upon written order of the Trust signed by one Administrator, the Institutional Trustee shall authenticate the Capital Securities for original issue. The Institutional Trustee may appoint an authenticating agent that is a U.S. Person acceptable to the Trust to authenticate the Capital Securities. A Common Security need not be so authenticated and shall be valid upon execution by one or more Administrators.

         (c) The consideration received by the Trust for the issuance of the Securities shall constitute a contribution to the capital of the Trust and shall not constitute a loan to the Trust.

         (d) Upon issuance of the Securities as provided in this Declaration, the Securities so issued shall be deemed to be validly issued, fully paid and non-assessable, and each Holder thereof shall be entitled to the benefits provided by this Declaration.

         (e) Every Person, by virtue of having become a Holder in accordance with the terms of this Declaration, shall be deemed to have expressly assented and agreed to the terms of, and shall be bound by, this Declaration and the Guarantee.

         SECTION 6.2. Paying Agent,  Transfer  Agent,   Calculation   Agent  and
                      ----------------------------------------------------------
Registrar.
----------

         (a) The Trust shall maintain in Wilmington, Delaware, an office or agency where the Securities may be presented for payment (the "Paying Agent"), and an office or agency where Securities may be presented for registration of transfer or exchange (the "Transfer Agent"). The Trust shall keep or cause to be kept at such office or agency a register for the purpose of registering Securities and transfers and exchanges of Securities, such register to be held by a registrar (the "Registrar"). The Administrators may appoint the Paying Agent, the Registrar and the Transfer Agent, and may appoint one or more additional Paying Agents, one or more co-Registrars, or one or more co-Transfer Agents in such other locations as it shall determine. The term "Paying Agent" includes any additional Paying Agent, the term "Registrar" includes any additional Registrar or co-Registrar and the term "Transfer Agent" includes any additional Transfer Agent or co-Transfer Agent. The Administrators may change any Paying Agent, Transfer Agent or Registrar at any time without prior notice to any Holder. The Administrators shall notify the Institutional Trustee of the name and address of any Paying Agent, Transfer Agent and Registrar not a party to this Declaration. The Administrators hereby initially appoint the Institutional Trustee to act as Paying Agent, Transfer Agent and Registrar for the Capital Securities and the Common Securities at its Corporate Trust Office. The Institutional Trustee or any of its Affiliates in the United States may act as Paying Agent, Transfer Agent or Registrar.

         (b) The Trust shall also appoint a Calculation Agent, which shall determine the Coupon Rate in accordance with the terms of the Securities. The Trust initially appoints the Institutional Trustee as Calculation Agent.

         SECTION 6.3. Form and Dating.
                      ---------------

         (a) The Capital Securities and the Institutional Trustee's certificate of authentication thereon shall be substantially in the form of Exhibit A-1, and the Common Securities shall be substantially in the form of Exhibit A-2, each of which is hereby incorporated in and expressly made a part of this Declaration. Certificates may be typed, printed, lithographed or engraved or may be produced in any other manner as is reasonably acceptable to the Administrators, as conclusively evidenced by their execution thereof. The Securities may have letters, numbers, notations or other marks of identification or designation and such legends or endorsements required by law, stock exchange rule, agreements to which the Trust is subject, if any, or usage (provided, that any such notation,
                                              --------
legend or endorsement is in a form acceptable to the Sponsor). The Trust at the direction of the Sponsor shall furnish any such legend not contained in Exhibit A-1 to the Institutional Trustee in writing. Each Capital Security shall be dated the date of its authentication. The terms and provisions of the Securities set forth in Annex I and the forms of Securities set forth in Exhibits A-1 and A-2 are part of the terms of this Declaration and to the extent applicable, the

Institutional Trustee, the Delaware Trustee, the Administrators and the Sponsor, by their execution and delivery of this Declaration, expressly agree to such terms and provisions and to be bound thereby. Capital Securities will be issued only in blocks having a stated liquidation amount of not less than $100,000.

         (b) The Capital Securities are being offered and sold by the Trust pursuant to the Placement Agreement in definitive form, registered in the name of the Holder thereof, without coupons and with the Restricted Securities Legend.

         SECTION 6.4. Mutilated, Destroyed, Lost or Stolen Certificates.  If:
                      -------------------------------------------------

         (a) any mutilated Certificates should be surrendered to the Registrar, or if the Registrar shall receive evidence to its satisfaction of the destruction, loss or theft of any Certificate; and

         (b) there shall be delivered to the Registrar, the Administrators and the Institutional Trustee such security or indemnity as may be required by them to keep each of them harmless; then, in the absence of notice that such Certificate shall have been acquired by a bona fide purchaser, an Administrator on behalf of the Trust shall execute (and in the case of a Capital Security Certificate, the Institutional Trustee shall authenticate) and deliver, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Certificate, a new Certificate of like denomination. In connection with the issuance of any new Certificate under this Section 6.4, the Registrar or the Administrators may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Certificate issued pursuant to this Section shall constitute conclusive evidence of an ownership interest in the relevant Securities, as if originally issued, whether or not the lost, stolen or destroyed Certificate shall be found at any time.

         SECTION 6.5. Temporary Securities.  Until   definitive  Securities  are
                      --------------------
ready for delivery, the Administrators may prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate, temporary Securities. Temporary Securities shall be substantially in form of definitive Securities but may have variations that the Administrators consider appropriate for temporary Securities. Without unreasonable delay, the Administrators shall prepare and, in the case of the Capital Securities, the Institutional Trustee shall authenticate definitive Securities in exchange for temporary Securities.

         SECTION 6.6. Cancellation. The  Administrators  at any time may deliver
                      ------------
Securities to the Institutional Trustee for cancellation. The Registrar shall forward to the Institutional Trustee any Securities surrendered to it for registration of transfer, redemption or payment. The Institutional Trustee shall promptly cancel all Securities surrendered for registration of transfer, payment, replacement or cancellation and shall dispose of such canceled Securities as the Administrators direct. The Administrators may not issue new Securities to replace Securities that have been paid or that have been delivered to the Institutional Trustee for cancellation.

         SECTION 6.7. Rights of Holders; Waivers of Past Defaults.
                      -------------------------------------------

         (a) The legal title to the Trust Property is vested exclusively in the Institutional Trustee (in its capacity as such) in accordance with Section 2.5, and the Holders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Trust conferred by their Securities and they shall have no right to call for any partition or division of property, profits or rights of the Trust except as described below. The Securities shall be personal property giving only the rights specifically set forth therein and in this Declaration. The Securities shall have no, and the issuance of the Securities shall not be subject to, preemptive or other similar rights and when issued and delivered to Holders against payment of the purchase price therefor, the Securities will be fully paid and nonassessable by the Trust.

         (b) For so long as any Capital Securities remain outstanding, if, upon an Indenture Event of Default, the Debenture Trustee fails or the holders of not less than 25% in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of not less than a Majority in liquidation amount of the Capital Securities then outstanding shall have the right to make such declaration by a notice in writing to the Institutional Trustee, the Sponsor and the Debenture Trustee.

         (c) At any time after a declaration of acceleration with respect to the Debentures has been made and before a judgment or decree for payment of the money due has been obtained by the Debenture Trustee as provided in the Indenture, if the Institutional Trustee, subject to the provisions hereof, fails to annul any such declaration and waive such default, the Holders of not less than a Majority in liquidation amount of the Capital Securities, by written notice to the Institutional Trustee, the Sponsor and the Debenture Trustee, may rescind and annul such declaration and its consequences if:

          (i) the Sponsor has paid or deposited with the Debenture Trustee a sum sufficient to pay

               (A)  all  overdue   installments   of  interest  on  all  of  the
          Debentures;

               (B) any accrued Deferred Interest on all of the Debentures;

               (C) the principal of (and premium, if any, on) any Debentures that have become due otherwise than by such declaration of acceleration and interest and Deferred Interest thereon at the rate borne by the Debentures; and

               (D) all sums paid or advanced by the Debenture Trustee under the Indenture and the reasonable compensation, documented expenses, disbursements and advances of the Debenture Trustee and the Institutional Trustee, their agents and counsel; and

          (ii) all Events of Default with respect to the Debentures, other than the non-payment of the principal of the Debentures that has become due solely by such acceleration, have been cured or waived as provided in
     Section 5.07 of the Indenture.

         (d) The Holders of not less than a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default or Event of Default, except a default or Event of Default in the payment of principal or interest (unless such default or Event of Default has been cured and a sum sufficient to pay all matured installments of interest and principal due otherwise than by acceleration has been deposited with the Debenture Trustee) or a default or Event of Default in respect of a covenant or provision that under the Indenture cannot be modified or amended without the consent of the holder of each outstanding Debenture. No such rescission shall affect any subsequent default or impair any right consequent thereon.

         (e) Upon receipt by the Institutional Trustee of written notice declaring such an acceleration, or rescission and annulment thereof, by Holders of any part of the Capital Securities, a record date shall be established for determining Holders of outstanding Capital Securities entitled to join in such notice, which record date shall be at the close of business on the day the Institutional Trustee receives such notice. The Holders on such record date, or their duly designated proxies, and only such Persons, shall be entitled to join in such notice, whether or not such Holders remain Holders after such record date; provided, that, unless such declaration of acceleration, or rescission and
      --------
annulment, as the case may be, shall have become effective by virtue of the requisite percentage having joined in such notice prior to the day that is 90 days after such record date, such notice of declaration of acceleration, or rescission and annulment, as the case may be, shall automatically and without further action by any Holder be canceled and of no further effect. Nothing in this paragraph shall prevent a Holder, or a proxy of a Holder, from giving, after expiration of such 90-day period, a new written notice of declaration of acceleration, or rescission and annulment thereof, as the case may be, that is identical to a written notice that has been canceled pursuant to the proviso to the preceding sentence, in which event a new record date shall be established pursuant to the provisions of this Section 6.7.

         (f) Except as otherwise provided in this Section 6.7, the Holders of not less than a Majority in liquidation amount of the Capital Securities may, on behalf of the Holders of all the Capital Securities, waive any past default or Event of Default and its consequences. Upon such waiver, any such default or Event of Default shall cease to exist, and any default or Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Declaration, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

                                   ARTICLE VII

                      DISSOLUTION AND TERMINATION OF TRUST

SECTION 7.1. Dissolution and Termination of Trust.
             ------------------------------------

         (a) The Trust shall dissolve on the first to occur of :

               (i) unless earlier dissolved, on April 22, 2037, the expiration of the term of the Trust;

               (ii) a Bankruptcy Event with respect to the Sponsor, the Trust or the Debenture Issuer;

               (iii) (other than in connection with a merger, consolidation or similar transaction not prohibited by the Indenture, this Declaration or the Guarantee, as the case may be) the filing of a certificate of dissolution or its equivalent with respect to the Sponsor or upon the revocation of the charter of the Sponsor and the expiration of 90 days after the date of revocation without a reinstatement thereof;

               (iv) the distribution of the Debentures to the Holders of the Securities, upon exercise of the right of the Holders of all of the outstanding Common Securities to dissolve the Trust as provided in Annex I hereto;

               (v) the entry of a decree of judicial dissolution of any Holder of the Common Securities, the Sponsor, the Trust or the Debenture Issuer;

               (vi) when all of the Securities shall have been called for redemption and the amounts necessary for redemption thereof shall have been paid to the Holders in accordance with the terms of the Securities; or

               (vii) before the issuance of any Securities, with the consent of all of the Trustees and the Sponsor.

         (b) As soon as is practicable after the occurrence of an event referred to in Section 7.1(a), and after satisfaction of liabilities to creditors of the Trust as required by applicable law, including Section 3808 of the Business Trust Act, and subject to the terms set forth in Annex I, the Institutional Trustee shall terminate the Trust by filing a certificate of cancellation with the Secretary of State of the State of Delaware.

         (c) The provisions of Section 2.9 and Article IX shall survive the termination of the Trust.

                                  ARTICLE VIII

                              TRANSFER OF INTERESTS

        SECTION 8.1. General.
                     -------

         (a) Where Capital Securities are presented to the Registrar with a request to register a transfer or to exchange them for an equal number of Capital Securities represented by different certificates, the Registrar shall register the transfer or make the exchange if its requirements for such transactions are met. To permit registrations of transfers and exchanges, the Trust shall issue and the Institutional Trustee shall authenticate Capital Securities at the Registrar's request.

         (b) Upon issuance of the Common Securities, the Sponsor shall acquire and retain beneficial and record ownership of the Common Securities and, for so long as the Securities remain outstanding, the Sponsor shall maintain 100% ownership of the Common Securities; provided, however, that any permitted
                                        --------   -------
successor of the Sponsor under the Indenture that is a U.S. Person may succeed to the Sponsor's ownership of the Common Securities.

         (c) Capital Securities may only be transferred, in whole or in part, in accordance with the terms and conditions set forth in this Declaration and in the terms of the Capital Securities. To the fullest extent permitted by applicable law, any transfer or purported transfer of any Security not made in accordance with this Declaration shall be null and void and will be deemed to be of no legal effect whatsoever and any such transferee shall be deemed not to be the holder of such Capital Securities for any purpose, including but not limited to the receipt of Distributions on such Capital Securities, and such transferee shall be deemed to have no interest whatsoever in such Capital Securities.

         (d) The Registrar shall provide for the registration of Securities and of transfers of Securities, which will be effected without charge but only upon payment (with such indemnity as the Registrar may require) in respect of any tax or other governmental charges that may be imposed in relation to it. Upon surrender for registration of transfer of any Securities, the Registrar shall cause one or more new Securities to be issued in the name of the designated transferee or transferees. Any Security issued upon any registration of transfer or exchange pursuant to the terms of this Declaration shall evidence the same Security and shall be entitled to the same benefits under this Declaration as the Security surrendered upon such registration of transfer or exchange. Every Security surrendered for registration of transfer shall be accompanied by a written instrument of transfer in form similar to Exhibits B and C satisfactory to the Registrar duly executed by the Holder or such Holder's attorney duly authorized in writing. Each Security surrendered for registration of transfer shall be canceled by the Institutional Trustee pursuant to Section 6.6. A transferee of a Security shall be entitled to the rights and subject to the obligations of a Holder hereunder upon the receipt by such transferee of a Security. By acceptance of a Security, each transferee shall be deemed to have agreed to be bound by this Declaration.

         (e) Neither the Trust nor the Registrar shall be required (i) to issue, register the transfer of, or exchange any Securities during a period beginning at the opening of business 15 days before the day of any selection of Securities for redemption and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Securities to be redeemed, or (ii) to register the transfer or exchange of any Security so selected for redemption in whole or in part, except the unredeemed portion of any Security being redeemed in part.

         SECTION 8.2. Transfer Procedures and Restrictions.
                      ------------------------------------

         (a) The Capital Securities shall bear the Restricted Securities Legend (as defined below), which shall not be removed unless there is delivered to the Trust such satisfactory evidence, which may include an opinion of counsel licensed to practice law in the State of New York, as may be reasonably required by the Trust, that neither the legend nor the restrictions on transfer set forth therein are required to ensure that transfers thereof comply with the provisions of the Securities Act or that such Securities are not "restricted" within the meaning of Rule 144 under the Securities Act. Upon provision of such satisfactory evidence, the Institutional Trustee, at the written direction of the Trust, shall authenticate and deliver Capital Securities that do not bear the Restricted Securities Legend.

         (b) When Capital Securities are presented to the Registrar (x) to register the transfer of such Capital Securities, or (y) to exchange such Capital Securities for an equal number of Capital Securities represented by different Certificates, the Registrar shall register the transfer or make the exchange as requested if its reasonable requirements for such transaction are met; provided, however, that the Capital Securities surrendered for registration
     --------  -------
of transfer or exchange shall be duly endorsed or accompanied by a written instrument of transfer in form reasonably satisfactory to the Trust and the Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing and (i) if such Capital Securities are being transferred to a QIB, accompanied by a certificate of the transferor substantially in the form set forth as Exhibit C hereto or (ii) if such Capital Securities are being transferred otherwise than to a QIB, accompanied by a certificate of the transferee substantially in the form set forth as Exhibit B hereto.

         (c) Except as permitted by Section 8.2(a), each Capital Security shall bear a legend (the "Restricted Securities Legend") in substantially the following form:

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE DEBENTURE ISSUER OR THE TRUST, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE
REGISTRATION  REQUIREMENTS  OF THE  SECURITIES  ACT,  SUBJECT  TO THE  DEBENTURE
ISSUER'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE AMENDED AND RESTATED DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE DEBENTURE ISSUER OR THE TRUST. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR

SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVERTO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE AMENDED AND RESTATED DECLARATION OF TRUST TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

         (d) Capital Securities may only be transferred in minimum blocks of $100,000 aggregate liquidation amount (100 Capital Securities) and multiples of $1,000 in excess thereof. Any attempted transfer of Capital Securities in a block having an aggregate liquidation amount of less than $100,000 shall be deemed to be void and of no legal effect whatsoever. Any such purported transferee shall be deemed not to be a Holder of such Capital Securities for any purpose, including, but not limited to, the receipt of Distributions on such Capital Securities, and such purported transferee shall be deemed to have no interest whatsoever in such Capital Securities.

         SECTION 8.3. Deemed Security  Holders.  The Trust, the  Administrators,
                      ------------------------
the Trustees, the Paying Agent, the Transfer Agent or the Registrar may treat the Person in whose name any Certificate shall be registered on the books and records of the Trust as the sole holder of such Certificate and of the
Securities represented by such Certificate for purposes of receiving Distributions and for all other purposes whatsoever and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Certificate or in the Securities represented by such Certificate on the part of any Person, whether or not the Trust, the Administrators, the Trustees, the Paying Agent, the Transfer Agent or the Registrar shall have actual or other notice thereof.

                                   ARTICLE IX

                           LIMITATION OF LIABILITY OF
                    HOLDERS OF SECURITIES, TRUSTEES OR OTHERS

         SECTION 9.1. Liability.
                      ---------

         (a) Except as expressly set forth in this Declaration, the Guarantee and the terms of the Securities, the Sponsor shall not be:

               (i) personally liable for the return of any portion of the capital contributions (or any return thereon) of the Holders of the Securities which shall be made solely from assets of the Trust; and

               (ii) required to pay to the Trust or to any Holder of the Securities anydeficit upon dissolution of the Trust or otherwise.

         (b) The Holder of the Common Securities shall be liable for all of the debts and obligations of the Trust (other than with respect to the Securities) to the extent not satisfied out of the Trust's assets.

         (c) Pursuant to ss. 3803(a) of the Business Trust Act, the Holders of the Securities shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware, except as otherwise specifically set forth herein.

         SECTION 9.2. Exculpation.
                      -----------

         (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Trust or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith on behalf of the Trust and in a manner such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Declaration or by law, except that an Indemnified Person (other than an Administrator) shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions and except that an Administrator shall be liable for any such loss, damage or claim incurred by reason of such Administrator's gross negligence or willful misconduct with respect to such acts or omissions.

         (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Trust and upon such information, opinions, reports or statements presented to the Trust by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and, if selected by such Indemnified Person, has been selected by such Indemnified Person with reasonable care by or on behalf of the Trust, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses or any other facts pertinent to the existence and amount of assets from which Distributions to Holders of Securities might properly be paid.

         SECTION 9.3. Fiduciary Duty.
                      --------------

         (a) To the extent that, at law or in equity, an Indemnified Person has duties (including fiduciary duties) and liabilities relating thereto to the Trust or to any other Covered Person, an Indemnified Person acting under this Declaration shall not be liable to the Trust or to any other Covered Person for its good faith reliance on the provisions of this Declaration. The provisions of this Declaration, to the extent that they restrict the duties and liabilities of an Indemnified Person otherwise existing at law or in equity (other than the duties imposed on the Institutional Trustee under the Trust Indenture Act), are agreed by the parties hereto to replace such other duties and liabilities of the Indemnified Person.

         (b) Whenever in this Declaration an Indemnified Person is permitted or required to make a decision:

               (i) in its "discretion" or under a grant of similar authority, the Indemnified Person shall be entitled to consider such interests and factors as it desires, including its own interests, and shall have no duty or obligation to give any consideration to any interest of or factors affecting the Trust or any other Person; or

               (ii) in its "good faith" or under another express standard, the Indemnified Person shall act under such express standard and shall not be subject to any other or different standard imposed by this Declaration or by applicable law.

         SECTION 9.4. Indemnification.
                      ---------------

        (a) (i) The Sponsor shall indemnify, to the fullest extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Trust) by reason of the fact that such Person is or was an Indemnified Person against expenses (including attorneys' fees and expenses), judgments, fines and amounts paid in settlement actually and reasonably incurred by such Person in connection with such action, suit or proceeding if such Person acted in good faith and in a manner such Person reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the Indemnified Person did not act in good faith and in a manner which such Person reasonably believed to be in or not opposed to the best interests of the Trust, and, with respect to any criminal action or proceeding, had reasonable cause to believe that such conduct was unlawful.

          (ii) The Sponsor shall indemnify, to the fullest extent permitted by law, any Indemnified Person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Trust to procure a judgment in its favor by reason of the fact that such Person is or was an Indemnified Person against expenses (including attorneys' fees and expenses) actually and reasonably incurred by such Person in connection with the defense or settlement of such action or suit if such Person acted in good faith and in a manner such Person reasonably believed to be in or not opposed to the best interests of the Trust and except that no such indemnification shall be made in respect of any claim, issue or matter as to which such Indemnified Person shall have been adjudged to be liable to the Trust unless and only to the extent that the Court of Chancery of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such Person is fairly and reasonably entitled to indemnity for such expenses which such Court of Chancery or such other court shall deem proper.

          (iii) To the extent that an Indemnified Person shall be successful on the merits or otherwise (including dismissal of an action without prejudice or the settlement of an action without admission of liability) in defense of any action, suit or proceeding referred to in paragraphs (i) and (ii) of this Section 9.4(a), or in defense of any claim, issue or matter therein, such Person shall be indemnified, to the fullest extent permitted by law, against expenses (including attorneys' fees and expenses) actually and reasonably incurred by such Person in connection therewith.

          (iv) Any  indemnification of an Administrator under paragraphs (i) and
     (ii) of this Section 9.4(a) (unless ordered by a court) shall be made by the Sponsor only as authorized in the specific case upon a determination that indemnification of the Indemnified Person is proper in the circumstances because such Person has met the applicable standard of conduct set forth in paragraphs (i) and (ii). Such determination shall be made (A) by the Administrators by a majority vote of a Quorum consisting of such Administrators who were not parties to such action, suit or proceeding, (B) if such a Quorum is not obtainable, or, even if obtainable, if a Quorum of disinterested Administrators so directs, by independent legal counsel in a written opinion, or (C) by the Common Security Holder of the Trust.

          (v) To the  fullest  extent  permitted  by  law,  expenses  (including attorneys' fees and expenses) incurred by an Indemnified Person in defending a civil, criminal, administrative or investigative action, suit or proceeding referred to in paragraphs (i) and (ii) of this Section 9.4(a) shall be paid by the Sponsor in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such Indemnified Person to repay such amount if it shall ultimately be determined that such Person is not entitled to be indemnified by the Sponsor as authorized in this Section 9.4(a). Notwithstanding the foregoing, no advance shall be made by the Sponsor if a determination is reasonably and promptly made (1) in the case of a Company Indemnified Person (A) by the Administrators by a majority vote of a Quorum of disinterested Administrators, (B) if such a Quorum is not obtainable, or, even if obtainable, if a Quorum of disinterested Administrators so directs, by independent legal counsel in a written opinion or (C) by the Common
     Security Holder of the Trust, that, based upon the facts known to the Administrators, counsel or the Common Security Holder at the time such determination is made, such Indemnified Person acted in bad faith or in a manner that such Person either believed to be opposed to or did not believe to be in the best interests of the Trust, or, with respect to any criminal proceeding, that such Indemnified Person believed or had reasonable cause to believe such conduct was unlawful, or (2) in the case of a Fiduciary Indemnified Person, by independent legal counsel in a written opinion that, based upon the facts known to the counsel at the time such determination is made, such Indemnified Person acted in bad faith or in a manner that such Indemnified Person either believed to be opposed to or did not believe to be in the best interests of the Trust, or, with respect to any criminal proceeding, that such Indemnified Person believed or had reasonable cause to believe such conduct was unlawful. In no event shall any advance be made
     (i) to a Company Indemnified Person in instances where the Administrators, independent legal counsel or the Common Security Holder reasonably determine that such Person deliberately breached such Person's duty to the Trust or its Common or Capital Security Holders or (ii) to a Fiduciary Indemnified Person in instances where independent legal counsel promptly and reasonably determines in a written opinion that such Person deliberately breached such Person's duty to the Trust or its Common or Capital Security Holders.

         (b) The Sponsor shall indemnify, to the fullest extent permitted by applicable law, each Indemnified Person from and against any and all loss, damage, liability, tax (other than taxes based on the income of such Indemnified Person), penalty, expense or claim of any kind or nature whatsoever incurred by such Indemnified Person arising out of or in connection with or by reason of the creation, administration or termination of the Trust, or any act or omission of such Indemnified Person in good faith on behalf of the Trust and in a manner such Indemnified Person reasonably believed to be within the scope of authority conferred on such Indemnified Person by this Declaration, except that no Indemnified Person shall be entitled to be indemnified in respect of any loss, damage, liability, tax, penalty, expense or claim incurred by such Indemnified Person by reason of negligence or willful misconduct with respect to such acts or omissions.

         (c) The indemnification and advancement of expenses provided by, or granted pursuant to, the other paragraphs of this Section 9.4 shall not be deemed exclusive of any other rights to which those seeking indemnification and advancement of expenses may be entitled under any agreement, vote of stockholders or disinterested directors of the Sponsor or Capital Security Holders of the Trust or otherwise, both as to action in such Person's official capacity and as to action in another capacity while holding such office. All rights to indemnification under this Section 9.4 shall be deemed to be provided by a contract between the Sponsor and each Indemnified Person who serves in such capacity at any time while this Section 9.4 is in effect. Any repeal or modification of this Section 9.4 shall not affect any rights or obligations then existing.

         (d) The Sponsor or the Trust may purchase and maintain insurance on behalf of any Person who is or was an Indemnified Person against any liability asserted against such Person and incurred by such Person in any such capacity, or arising out of such Person's status as such, whether or not the Sponsor would have the power to indemnify such Person against such liability under the provisions of this Section 9.4.

         (e) For purposes of this Section 9.4, references to "the Trust" shall include, in addition to the resulting or surviving entity, any constituent entity (including any constituent of a constituent) absorbed in a consolidation or merger, so that any Person who is or was a director, trustee, officer or employee of such constituent entity, or is or was serving at the request of such constituent entity as a director, trustee, officer, employee or agent of another entity, shall stand in the same position under the provisions of this Section
9.4 with respect to the resulting or surviving entity as such Person would have with respect to such constituent entity if its separate existence had continued.

         (f) The indemnification and advancement of expenses provided by, or granted pursuant to, this Section 9.4 shall, unless otherwise provided when authorized or ratified, continue as to a Person who has ceased to be an Indemnified Person and shall inure to the benefit of the heirs, executors and administrators of such a Person.

         (g) The provisions of this Section 9.4 shall survive the termination of this Declaration or the earlier resignation or removal of the Institutional Trustee. The obligations of the Sponsor under this Section 9.4 to compensate and indemnify the Trustees and to pay or reimburse the Trustees for expenses, disbursements and advances shall constitute additional indebtedness hereunder. Such additional indebtedness shall be secured by a lien prior to that of the Securities upon all property and funds held or collected by the Trustees as such, except funds held in trust for the benefit of the holders of particular Capital Securities, provided, that the Sponsor is the holder of the Common
                      --------
Securities.

         SECTION 9.5. Outside Businesses.  Any Covered Person, the Sponsor,  the
                      ------------------
Delaware Trustee and the Institutional Trustee (subject to Section 4.3(c)) may engage in or possess an interest in other business ventures of any nature or description, independently or with others, similar or dissimilar to the business of the Trust, and the Trust and the Holders of Securities shall have no rights by virtue of this Declaration in and to such independent ventures or the income or profits derived therefrom, and the pursuit of any such venture, even if competitive with the business of the Trust, shall not be deemed wrongful or improper. None of any Covered Person, the Sponsor, the Delaware Trustee or the Institutional Trustee shall be obligated to present any particular investment or other opportunity to the Trust even if such opportunity is of a character that, if presented to the Trust, could be taken by the Trust, and any Covered Person, the Sponsor, the Delaware Trustee and the Institutional Trustee shall have the right to take for its own account (individually or as a partner or fiduciary) or to recommend to others any such particular investment or other opportunity. Any Covered Person, the Delaware Trustee and the Institutional Trustee may engage or be interested in any financial or other transaction with the Sponsor or any Affiliate of the Sponsor, or may act as depositary for, trustee or agent for, or act on any committee or body of holders of, securities or other obligations of the Sponsor or its Affiliates.

         SECTION 9.6. Compensation; Fee.
                      -----------------

         (a)       The Sponsor agrees:

                         (i) to pay to the  Trustees  from  time  to  time  such
                    compensation for all services rendered by them hereunder as the parties shall agree in writing from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust); and

                         (ii) except as otherwise  expressly provided herein, to
                    reimburse the Trustees upon request for all reasonable, documented expenses, disbursements and advances incurred or made by the Trustees in accordance with any provision of this Declaration (including the reasonable compensation and the expenses and disbursements of their respective agents and counsel), except any such expense, disbursement or advance attributable to their negligence or willful misconduct.

         (b) The provisions of this Section 9.6 shall survive the dissolution of the Trust and the termination of this Declaration and the removal or resignation of any Trustee.

                                    ARTICLE X

                                   ACCOUNTING

         SECTION 10.1.  Fiscal Year.  he fiscal year (the "Fiscal  Year") of the
                        -----------
Trust shall be the calendar  year, or such other yearas is required by the Code.

         SECTION 10.2.  Certain Accounting Matters.
                        --------------------------

         (a) At all times during the existence of the Trust, the Administrators shall keep, or cause to be kept at the principal office of the Trust in the United States, as defined for purposes of Treasury Regulations section 301.7701-7, full books of account, records and supporting documents, which shall reflect in reasonable detail each transaction of the Trust. The books of account shall be maintained on the accrual method of accounting, in accordance with generally accepted accounting principles, consistently applied.

         (b) The Administrators shall either (i) cause each Form 10-K and Form 10-Q prepared by the Sponsor and filed with the Commission in accordance with the Exchange Act to be delivered to each Holder of Securities, within 90 days after the filing of each Form 10-K and within 30 days after the filing of each Form 10-Q or (ii) cause to be prepared at the principal office of the Trust in the United States, as defined for purposes of Treasury Regulations section 301.7701-7, and delivered to each of the Holders of Securities, within 90 days after the end of each Fiscal Year of the Trust, annual financial statements of the Trust, including a balance sheet of the Trust as of the end of such Fiscal Year, and the related statements of income or loss.

         (c) The Administrators shall cause to be duly prepared and delivered to each of the Holders of Securities Form 1099 or such other annual United States federal income tax information statement required by the Code, containing such information with regard to the Securities held by each Holder as is required by the Code and the Treasury Regulations. Notwithstanding any right under the Code to deliver any such statement at a later date, the Administrators shall endeavor to deliver all such statements within 30 days after the end of each Fiscal Year of the Trust.

         (d) The Administrators shall cause to be duly prepared in the United States, as defined for purposes of Treasury Regulations section 301.7701-7, and filed an annual United States federal income tax return on a Form 1041 or such other form required by United States federal income tax law, and any other annual income tax returns required to be filed by the Administrators on behalf of the Trust with any state or local taxing authority.

         (e) So long as the only Holder of the Capital Securities is MM Community Funding III, Ltd, the Administrators will cause the Sponsor's reports on Form FR Y-9C, FR Y-9LP and FR Y-6 to be delivered to the Holder promptly following their filing with the Federal Reserve.

         SECTION  10.3.  Banking.  The  Trust  shall  maintain  one or more bank
                         -------
accounts in the United States,  as defined for purposes of Treasury  Regulations section 301.7701-7, in the name and for the sole benefit of the Trust; provided, however, that all payments of funds in respect of the Debentures held by the Institutional Trustee shall be made directly to the Property Account and no other funds of the Trust shall be deposited in the Property Account. The sole signatories for such accounts (including the Property Account) shall be designated by the Institutional Trustee.

         SECTION  10.4.  Withholding.  The  Institutional  Trustee or any Paying
                         -----------
Agent and the Administrators shall comply with all withholding requirements under United States federal, state and local law. The Institutional Trustee or any Paying Agent shall request, and each Holder shall provide to the Institutional Trustee or any Paying Agent, such forms or certificates as are necessary to establish an exemption from withholding with respect to the Holder, and any representations and forms as shall reasonably be requested by the Institutional Trustee or any Paying Agent to assist it in determining the extent of, and in fulfilling, its withholding obligations. The Administrators shall file required forms with applicable jurisdictions and, unless an exemption from withholding is properly established by a Holder, shall remit amounts withheld with respect to the Holder to applicable jurisdictions. To the extent that the Institutional Trustee or any Paying Agent is required to withhold and pay over any amounts to any authority with respect to distributions or allocations to any Holder, the amount withheld shall be deemed to be a Distribution to the Holder in the amount of the withholding. In the event of any claimed overwithholding, Holders shall be limited to an action against the applicable jurisdiction. If the amount required to be withheld was not withheld from actual Distributions made, the Institutional Trustee or any Paying Agent may reduce subsequent Distributions by the amount of such withholding.

                                   ARTICLE XI

                             AMENDMENTS AND MEETINGS

         SECTION 11.1. Amendments.
                       ----------

         (a) Except as otherwise provided in this Declaration or by any applicable terms of the Securities, this Declaration may only be amended by a written instrument approved and executed by

               (i) the Institutional Trustee,

               (ii) if the amendment affects the rights, powers, duties, obligations or immunities of the Delaware Trustee, the Delaware Trustee,

               (iii) if the amendment affects the rights, powers, duties, obligations or immunities of the Administrators, the Administrators, and

               (iv) the Holders of a Majority in liquidation amount of the Common Securities.

         (b) Notwithstanding any other provision of this Article XI, no amendment shall be made, and any such purported amendment shall be void and ineffective:

               (i) unless the Institutional Trustee shall have first received

                    (A) an Officers'  Certificate from each of the Trust and the
               Sponsor that such amendment is permitted by, and conforms to, the terms of this Declaration (including the terms of the Securities); and

                    (B) an opinion of counsel (who may be counsel to the Sponsor or the Trust) that such amendment is permitted by, and conforms to, the terms of this Declaration (including the terms of the Securities) and that all conditions precedent to the execution and delivery of such amendment have been satisfied; or

               (ii) if the result of such amendment would be to

                    (A) cause the Trust to cease to be  classified  for purposes of United States federal income taxation as a grantor trust;

                    (B) reduce or otherwise  adversely  affect the powers of the
               Institutional  Trustee in  contravention  of the Trust  Indenture
               Act;

                    (C) cause the Trust to be deemed to be an Investment Company required to be registered under the Investment Company Act; or

                    (D) cause the Debenture Issuer to be unable to treat an amount equal to the Liquidation Amount of the Debentures as "Tier 1 Capital" for purposes of the capital adequacy guidelines of the Federal Reserve.

         (c) Except as provided in Section 11.1(d), (e) or (g), no amendment shall be made, and any such purported amendment shall be void and ineffective, unless the Holders of a Majority in liquidation amount of the Capital Securities shall have consented to such amendment.

         (d) In addition to and notwithstanding any other provision in this Declaration, without the consent of each affected Holder, this Declaration may not be amended to (i) change the amount or timing of any Distribution on the Securities or otherwise adversely affect the amount of any Distribution required to be made in respect of the Securities as of a specified date or (ii) restrict the right of a Holder to institute suit for the enforcement of any such payment on or after such date.

         (e) Sections 9.1(b) and 9.1(c) and this Section 11.1 shall not be amended without the consent of all of the Holders of the Securities.

         (f) The rights of the Holders of the Capital Securities and Common Securities, as applicable, under Article IV to increase or decrease the number of, and appoint and remove, Trustees shall not be amended without the consent of the Holders of a Majority in liquidation amount of the Capital Securities or Common Securities, as applicable.

         (g) This Declaration may be amended by the Institutional Trustee and the Holder of a Majority in liquidation amount of the Common Securities without the consent of the Holders of the Capital Securities to:

                    (i) cure any ambiguity;

                    (ii) correct or supplement any provision in this Declaration that may be defective or inconsistent with any other provision of this Declaration;

                    (iii) add to the covenants,  restrictions  or obligations of the Sponsor; or

                    (iv) modify, eliminate or add to any provision of this Declaration to such extent as may be necessary or desirable, including, without limitation, to ensure that the Trust will be classified for United States federal income tax purposes at all times as a grantor trust and will not be required to register as an Investment Company under the Investment Company Act (including without limitation to conform to any change in Rule 3a-5, Rule 3a-7 or any other applicable rule under the Investment Company Act or written change in interpretation or application thereof by any legislative body, court, government agency or regulatory authority) which amendment does not have a material adverse effect on the right, preferences or privileges of the Holders of Securities;

provided,  however, that no such modification,  elimination or addition referred
--------   -------
to in clauses (i), (ii), (iii) or (iv) shall adversely affect the powers, preferences or rights of Holders of Capital Securities.

         SECTION  11.2.  Meetings  of the Holders of the  Securities;  Action by
--------------------------------------------------------------------------------
Written Consent.
---------------

         (a) Meetings of the Holders of any class of Securities may be called at any time by the Administrators (or as provided in the terms of the Securities) to consider and act on any matter on which Holders of such class of Securities are entitled to act under the terms of this Declaration, the terms of the Securities or the rules of any stock exchange on which the Capital Securities are listed or admitted for trading, if any. The Administrators shall call a meeting of the Holders of such class if directed to do so by the Holders of not less than 10% in liquidation amount of such class of Securities. Such direction shall be given by delivering to the Administrators one or more calls in a writing stating that the signing Holders of the Securities wish to call a meeting and indicating the general or specific purpose for which the meeting is to be called. Any Holders of the Securities calling a meeting shall specify in writing the Certificates held by the Holders of the Securities exercising the right to call a meeting and only those Securities represented by such Certificates shall be counted for purposes of determining whether the required percentage set forth in the second sentence of this paragraph has been met.

         (b) Except to the extent otherwise provided in the terms of the Securities, the following provisions shall apply to meetings of Holders of the
Securities:

                    (i) notice of any such meeting shall be given to all the Holders of the Securities having a right to vote thereat at least 7 days and not more than 60 days before the date of such meeting. Whenever a vote, consent or approval of the Holders of the Securities is permitted or required under this Declaration or the rules of any stock exchange on which the Capital Securities are listed or admitted for trading, if any, such vote, consent or approval may be given at a meeting of the Holders of the Securities. Any action that may be taken at a meeting of the Holders of the Securities may be taken without a meeting if a consent in writing setting forth the action so taken is signed by the Holders of the Securities owning not less than the minimum amount of Securities that would be necessary to authorize or take such action at a meeting at which all Holders of the Securities having a right to vote thereon were present and voting. Prompt notice of the taking of action without a meeting shall be given to the Holders of the Securities entitled to vote who have not consented in writing. The Administrators may specify that any written ballot submitted to the Holders of the Securities for the purpose of taking any action without a meeting shall be returned to the Trust within the time specified by the Administrators;

                    (ii) each Holder of a Security may  authorize  any Person to act for it by proxy on all matters in which a Holder of Securities is entitled to participate, including waiving notice of any meeting, or voting or participating at a meeting. No proxy shall be valid after the expiration of 11 months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Holder of the Securities executing it. Except as otherwise provided herein, all matters relating to the giving, voting or validity of proxies shall be governed by the General Corporation Law of the State of Delaware relating to proxies, and judicial interpretations thereunder, as if the Trust were a Delaware corporation and the Holders of the Securities were stockholders of a Delaware corporation; each meeting of the Holders of the Securities shall be conducted by the Administrators or by such other Person that the Administrators may designate; and

                    (iii) unless the Business Trust Act, this  Declaration,  the terms of the Securities, the Trust Indenture Act or the listing rules of any stock exchange on which the Capital Securities are then listed for trading, if any, otherwise provides, the Administrators, in their sole discretion, shall establish all other provisions relating to meetings of Holders of Securities, including notice of the time, place or purpose of any meeting at which any matter is to be voted on by any Holders of the Securities, waiver of any such notice, action by consent without a meeting, the establishment of a record date, quorum requirements, voting in person or by proxy or any other matter with respect to the exercise of any such right to vote; provided,
                                                                       --------
               however,  that each  meeting  shall be  conducted  in the  United
               -------
               States (as that term is defined in Treasury Regulations section 301.7701-7).

                                   ARTICLE XII

                    REPRESENTATIONS OF INSTITUTIONAL TRUSTEE
                              AND DELAWARE TRUSTEE

         SECTION 12.1.  Representations and Warranties of Institutional Trustee.
                        -------------------------------------------------------
         The Trustee that acts as initial Institutional Trustee represents and warrants to the Trust and to the Sponsor at the date of this Declaration, and each Successor Institutional Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Institutional Trustee's acceptance of its appointment as Institutional Trustee, that:

         (a) the Institutional Trustee is a banking corporation with trust powers, duly organized, validly existing and in good standing under the laws of the State of Delaware with trust power and authority to execute and deliver, and to carry out and perform its obligations under the terms of, this Declaration;

         (b) the Institutional Trustee has a combined capital and surplus of at least fifty million U.S. dollars ($50,000,000);

         (c) the Institutional Trustee is not an affiliate of the Sponsor, nor does the Institutional Trustee offer or provide credit or credit enhancement to the Trust;

         (d) the execution, delivery and performance by the Institutional Trustee of this Declaration has been duly authorized by all necessary corporate action on the part of the Institutional Trustee. This Declaration has been duly executed and delivered by the Institutional Trustee, and under Delaware law (excluding any securities laws) constitutes a legal, valid and binding obligation of the Institutional Trustee, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, moratorium, insolvency and other similar laws affecting creditors' rights generally and to general principles of equity and the discretion of the court (regardless of whether considered in a proceeding in equity or at law);

         (e) the execution, delivery and performance of this Declaration by the Institutional Trustee does not conflict with or constitute a breach of the charter or by-laws of the Institutional Trustee; and

         (f) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority governing the trust powers of the Institutional Trustee is required for the execution, delivery or performance by the Institutional Trustee of this Declaration.

         SECTION 12.2.  Representations and Warranties of Delaware Trustee.  The
                        --------------------------------------------------
Trustee that acts as initial Delaware Trustee represents and warrants to the Trust and to the Sponsor at the date of this Declaration, and each Successor Delaware Trustee represents and warrants to the Trust and the Sponsor at the time of the Successor Delaware Trustee's acceptance of its appointment as Delaware Trustee that:

         (a) if it is not a natural person, the Delaware Trustee is duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) if it is not a natural person, the execution, delivery and performance by the Delaware Trustee of this Declaration has been duly authorized by all necessary corporate action on the part of the Delaware Trustee. This Declaration has been duly executed and delivered by the Delaware Trustee, and under Delaware law (excluding any securities laws) constitutes a legal, valid and binding obligation of the Delaware Trustee, enforceable against it in accordance with its terms, subject to applicable bankruptcy, reorganization, moratorium, insolvency and other similar laws affecting creditors' rights generally and to general principles of equity and the discretion of the court (regardless of whether considered in a proceeding in equity or at law);

         (c) if it is not a natural person, the execution, delivery and performance of this Declaration by the Delaware Trustee does not conflict with or constitute a breach of the charter or by-laws of the Delaware Trustee;

         (d) it has trust power and authority to execute and deliver, and to carry out and perform its obligations under the terms of, this Declaration;

         (e) no consent, approval or authorization of, or registration with or notice to, any state or federal banking authority governing the trust powers of the Delaware Trustee is required for the execution, delivery or performance by the Delaware Trustee of this Declaration; and

         (f) the Delaware Trustee is a natural person who is a resident of the State of Delaware or, if not a natural person, it is an entity which has its principal place of business in the State of Delaware and, in either case, a Person that satisfies for the Trust the requirements of Section 3807 of the Business Trust Act.

                                  ARTICLE XIII

                                  MISCELLANEOUS

         SECTION 13.1.  Notices.  All notices  provided for in this  Declaration
                        -------
shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied (which telecopy shall be followed by notice delivered or mailed by first class mail) or mailed by first class mail, as follows:

         (a) if given to the Trust, in care of the Administrators at the Trust's mailing address set forth below (or such other address as the Trust may give notice of to the Holders of the Securities):

                        First Bank Capital Trust
                        c/o First Banks, Inc.
                        600 James S. McDonnell Blvd., Mail Code #014
                        Hazelwood, MO 63042
                        Attention: Allen H. Blake
                        Telecopy: (314) 592-6621
                        Telephone: (314) 592-6601

         (b) if given to the Delaware Trustee, at the mailing address set forth below (or such other address as the Delaware Trustee may give notice of to the Holders of the Securities):

                        Wilmington Trust Company
                        Rodney Square North
                        1100 North Market Street
                        Wilmington, Delaware 19890-0001
                        Attention: Corporate Trust Administration
                        Telecopy: (302) 651-8882
                        Telephone: (302) 651-1000

         (c)  if  given  to the  Institutional  Trustee,  at  the  Institutional
Trustee's mailing address set forth below (or such other address as the Institutional Trustee may give notice of to the Holders of the Securities):

                        Wilmington Trust Company
                        Rodney Square North
                        1100 North Market Street
                        Wilmington, Delaware 19890-0001
                        Attention: Corporate Trust Administration
                        Telecopy: (302) 651-8882
                        Telephone: (302) 651-1000

         (d) if given to the Holder of the Common Securities, at the mailing address of the Sponsor set forth below (or such other address as the Holder of the Common Securities may give notice of to the Trust):

                        First Banks, Inc.
                        600 James S. McDonnell Blvd., Mail Code #014
                        Hazelwood, MO 63042
                        Attention: Allen H. Blake
                        Telecopy: (314) 592-6621
                        Telephone: (314) 592-6601

         (e) if given to any other Holder, at the address set forth on the books and records of the Trust.

         All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid, except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

         SECTION  13.2.  Governing  Law.  This  Declaration  and the  rights and
                         --------------
obligations of the parties hereunder shall be governed by and interpreted in accordance with the law of the State of Delaware and all rights, obligations and remedies shall be governed by such laws without regard to the principles of conflict of laws of the State of Delaware or any other jurisdiction that would call for the application of the law of any jurisdiction other than the State of Delaware.

         SECTION 13.3. Submission to Jurisdiction.
                       --------------------------

         (a) Each of the parties hereto agrees that any suit, action or proceeding arising out of or based upon this Declaration, or the transactions contemplated hereby, may be instituted in any of the courts of the State of New York and the United States District Courts, in each case located in the Borough of Manhattan, City and State of New York, and further agrees to submit to the jurisdiction of any competent court in the place of its corporate domicile in respect of actions brought against it as a defendant. In addition, each such party irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of such suit, action or proceeding brought in any such court and irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum and irrevocably waives any right to which it may be entitled on account of its place of corporate domicile. Each such party hereby irrevocably waives any and all right to trial by jury in any legal proceeding arising out of or relating to this Declaration or the transactions contemplated hereby. Each such party agrees that final judgment in any proceedings brought in such a court shall be conclusive and binding upon it and may be enforced in any court to the jurisdiction of which it is subject by a suit upon such judgment.

         (b) Each of the Sponsor and the Holder of the Common Securities irrevocably consents to the service of process on it in any such suit, action or proceeding in any such court by the mailing thereof by registered or certified mail, postage prepaid, to it at its address given in or pursuant to Section 13.1 hereof.

         (c) To the extent permitted by law, nothing herein contained shall preclude any party from effecting service of process in any lawful manner or from bringing any suit, action or proceeding in respect of this Declaration in any other state, country or place.

         SECTION  13.4.  Intention  of the Parties.  It is the  intention of the
                         -------------------------
parties hereto that the Trust be classified for United States federal income tax purposes as a grantor trust. The provisions of this Declaration shall be interpreted to further this intention of the parties.

         SECTION 13.5.  Headings.  Headings  contained in this  Declaration  are
                        --------
inserted for convenience of reference only and do not affect the interpretation of this Declaration or any provision hereof.

         SECTION 13.6. Successors and Assigns.  Whenever in this Declaration any
                       ----------------------
of the parties hereto is named or referred to, the successors and assigns of such party shall be deemed to be included, and all covenants and agreements in this Declaration by the Sponsor and the Trustees shall bind and inure to the benefit of their respective successors and assigns, whether or not so expressed.

         SECTION  13.7.  Partial  Enforceability.   If  any  provision  of  this
                         -----------------------
Declaration, or the application of such provision to any Person or circumstance, shall be held invalid, the remainder of this Declaration, or the application of such provision to persons or circumstances other than those to which it is held invalid, shall not be affected thereby.

         SECTION 13.8. Counterparts.  This Declaration may contain more than one
                       ------------
counterpart of the signature page and this Declaration may be executed by the affixing of the signature of each of the Trustees and Administrators to any of such counterpart signature pages. All of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

         IN WITNESS WHEREOF, the undersigned have caused this Declaration to be duly executed as of the day and year first above written.

                                            WILMINGTON TRUST COMPANY,
                                                 as Delaware Trustee

                                            By: /s/ Anita E. Dallago
                                               ---------------------------------
                                            Name:   Anita E. Dallago
                                            Title   Senior Financial Services
                                                    Officer

                                            WILMINGTON TRUST COMPANY,
                                                 as Institutional Trustee

                                            By: /s/ Anita E. Dallago
                                               ---------------------------------
                                            Name:   Anita E. Dallago
                                            Title   Senior Financial Services
                                                    Officer

                                            FIRST BANKS, INC.
                                                 as Sponsor

                                            By: /s/Allen H. Blake
                                               ---------------------------------
                                            Name:  Allen H. Blake
                                            Title: President and Chief Operating
                                                   Officer

                                            By: /s/ Allen H. Blake
                                               ---------------------------------
                                                 Administrator

                                            By: /s/ Lisa K. Vansickle
                                               ---------------------------------
                                                 Administrator

                                     ANNEX I

                                    TERMS OF
                           FLOATING RATE TRUPS(R) AND
                         FLOATING RATE COMMON SECURITIES

         Pursuant to Section 6.1 of the Amended and Restated Declaration of Trust, dated as of April 10, 2002 (as amended from time to time, the "Declaration"), the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities and the Common Securities are set out below (each capitalized term used but not defined herein has the meaning set forth in the Declaration):

         1.  Designation and Number.
             ----------------------

         (a) Capital Securities. 25,000 Capital Securities of First Bank Capital Trust (the "Trust"), with an aggregate stated liquidation amount with respect to the assets of the Trust of Twenty Five Million Dollars ($25,000,000) and a stated liquidation amount with respect to the assets of the Trust of $1,000 per Capital Security, are hereby designated for the purposes of identification only as the "Floating Rate TRUPS(R)" (the "Capital Securities"). The Capital Security Certificates evidencing the Capital Securities shall be substantially in the form of Exhibit A-1 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice or to conform to the rules of any stock exchange on which the Capital Securities are listed, if any.

         (b) Common Securities. 774 Common Securities of the Trust (the "Common Securities") will be evidenced by Common Security Certificates substantially in the form of Exhibit A-2 to the Declaration, with such changes and additions thereto or deletions therefrom as may be required by ordinary usage, custom or practice. In the absence of an Event of Default, the Common Securities will have an aggregate stated liquidation amount with respect to the assets of the Trust of Seven Hundred Seventy Four Thousand Dollars ($774,000) and a stated liquidation amount with respect to the assets of the Trust of $1,000 per Common Security.

         2. Distributions.
            -------------

         (a) Distributions payable on each Security will be payable at a variable per annum rate of interest, reset semi-annually, equal to LIBOR, as determined on the LIBOR Determination Date immediately preceding each Distribution Payment Date, plus 3.875% (the "Coupon Rate") of the stated liquidation amount of $1,000 per Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee; provided,
                                                                       --------
that the applicable Coupon Rate may not exceed 11.00% through the Distribution Payment Date in April 2007. Except as set forth below in respect of an Extension Period, Distributions in arrears for more than one semi-annual period will bear interest thereon compounded semi-annually at the applicable Coupon Rate for each such semi-annual period (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions, any such compounded distributions and any Additional Interest payable on the Debentures unless otherwise stated. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available in the Property Account therefor. The amount of A-I-2 Distributions payable for any period will be computed for any full semi-annual Distribution period on the basis of a 360-day year and the actual number of days elapsed in the relevant Distribution period; provided, however, that upon the occurrence of a Special Event redemption
--------   -------
pursuant to paragraph 4(a) below the amounts payable pursuant to this Declaration shall be calculated as set forth in the definition of Special Redemption Price.

         (b) LIBOR shall be determined by the Calculation Agent in accordance with the following provisions:

               (1) On the second LIBOR Business Day (provided,  that on such day
                                                     --------
          commercial banks are open for business (including dealings in foreign currency deposits) in London (a "LIBOR Banking Day"), and otherwise the next preceding LIBOR Business Day that is also a LIBOR Banking
          Day) prior to May 1 and November 1 (except, with respect to the first interest payment period, on April 8, 2002), (each such day, a "LIBOR Determination Date"), LIBOR shall equal the rate, as obtained by the Calculation Agent for six-month U.S. Dollar deposits in Europe, which appears on Telerate Page 3750 (as defined in the International Swaps and Derivatives Association, Inc. 1991 Interest Rate and Currency Exchange Definitions) or such other page as may replace such Telerate Page 3750, as of 11:00 a.m. (London time) on such LIBOR Determination Date, as reported by Bloomberg Financial Markets Commodities News; provided, however, that in the case of the first interest payment
          --------   -------
          period, LIBOR will be interpolated from LIBOR for six-month U.S. Dollar deposits in Europe and LIBOR for seven month U.S. Dollar deposits in Europe on a straight-line basis. "LIBOR Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banking institutions in New York, New York or Wilmington, Delaware are authorized or obligated by law or executive order to be closed. If such rate is superseded on Telerate Page 3750 by a corrected rate before 12:00 noon (London time) on the same LIBOR Determination Date, the corrected rate as so substituted will be the applicable LIBOR for that LIBOR Determination Date.

               (2) If, on any LIBOR Determination Date, such rate does not appear on Telerate Page 3750 as reported by Bloomberg Financial
          Markets Commodities News or such other page as may replace such Telerate Page 3750, the Calculation Agent shall determine the arithmetic mean of the offered quotations of the Reference Banks (as defined below) to leading banks in the London Interbank market for six-month U.S. Dollar deposits in Europe (in an amount determined by the Calculation Agent) by reference to requests for quotations as of approximately 11:00 a.m. (London time) on the LIBOR Determination Date made by the Calculation Agent to the Reference Banks. If, on any LIBOR Determination Date, at least two of the Reference Banks provide such quotations, LIBOR shall equal the arithmetic mean of such quotations. If, on any LIBOR Determination Date, only one or none of the Reference Banks provide such a quotation, LIBOR shall be deemed to be the arithmetic mean of the offered quotations that at least two leading banks in the City of New York (as selected by the Calculation Agent) A-I-3 are quoting on the relevant LIBOR Determination Date for six-month U.S. Dollar deposits in Europe at approximately 11:00 a.m. (London time) (in an amount determined by the Calculation Agent). As used herein, "Reference Banks" means four major banks in the London interbank market selected by the Calculation Agent.

               (3) If the Calculation Agent is required but is unable to determine a rate in accordance with at least one of the procedures provided above, LIBOR shall be LIBOR in effect on the previous LIBOR Determination Date (whether or not LIBOR for such period was in fact determined on such LIBOR Determination Date).

         (c) All percentages resulting from any calculations on the Securities will be rounded, if necessary, to the nearest one hundred-thousandth of a percentage point, with five one-millionths of a percentage point rounded upward (e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655)), and all dollar amounts used in or resulting from such calculation will be rounded to the nearest cent (with one-half cent being rounded upward).

         (d) On each LIBOR Determination Date, the Calculation Agent shall notify, in writing, the Sponsor and the Paying Agent of the applicable Coupon Rate in effect for the related Distribution payment period. The Calculation Agent shall, upon the request of the Holder of any Securities, provide the Coupon Rate then in effect. All calculations made by the Calculation Agent in the absence of manifest error shall be conclusive for all purposes and binding on the Sponsor and the Holders of the Securities. The Paying Agent shall be entitled to rely on information received from the Calculation Agent or the Sponsor as to the Coupon Rate. The Sponsor shall, from time to time, provide any necessary information to the Paying Agent relating to any original issue discount and interest on the Securities that is included in any payment and reportable for taxable income calculation purposes.

         (e) Distributions on the Securities will be cumulative, will accrue from the date of original issuance, and will be payable, subject to extension of

Distribution payment periods as described herein, semi-annually in arrears on April 22 and October 22 of each year, commencing on October 22, 2002 (each, a "Distribution Payment Date"). The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures by extending the interest payment period for up to 10 consecutive semi-annual periods (each, an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue at an annual rate equal to the Coupon Rate in effect for each such Extension Period, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, to the extent permitted by law. No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all Deferred Interest then accrued and unpaid on the Debentures; provided, however,
                                                              --------  -------
that no  Extension  Period may extend  beyond the  Maturity  Date and  provided,
                                                                       --------
further,  that, during any A-I-4 such Extension Period, the Debenture Issuer may
-------
not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Debenture Issuer's capital stock or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Debenture Issuer that rank pari passu in all respects with or junior in interest to the Debentures (other than (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Debenture Issuer (A) in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, (B) in connection with a dividend reinvestment or stockholder stock purchase plan or
(C) in connection with the issuance of capital stock of the Debenture Issuer (or securities convertible into or exercisable for such capital stock), as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Debenture Issuer's capital stock (or any capital stock of a subsidiary of the Debenture Issuer) for any class or series of the Debenture Issuer's capital stock or of any class or series of the Debenture Issuer's indebtedness for any class or series of the Debenture Issuer's capital stock,
(c) the purchase of fractional interests in shares of the Debenture Issuer's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock). Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided, that such period
                                                     --------
together with all such previous and further consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. If Distributions are deferred, the Distributions due shall be paid on the date that the related
Extension Period terminates, or, if such date is not a Distribution Payment Date, on the immediately following Distribution Payment Date, to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         (f) Distributions on the Securities will be payable to the Holders thereof as they appear on the books and records of the Registrar on the relevant record dates. The relevant record dates shall be selected by the Administrators, which dates shall be 15 days before the relevant payment dates. Distributions payable on any Securities that are not punctually paid on A-I-5 any Distribution Payment Date, as a result of the Debenture Issuer having failed to make a payment under the Debentures, as the case may be, when due (taking into account any Extension Period), will cease to be payable to the Person in whose name such Securities are registered on the relevant record date, and such defaulted Distribution will instead be payable to the Person in whose name such Securities are registered on the special record date or other specified date determined in accordance with the Indenture. If any date on which Distributions are payable on the Securities is not a Business Day, then payment of the Distribution payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such payment date.

         (g) In the event that there is any money or other property held by or for the Trust that is not accounted for hereunder, such property shall be distributed pro rata (as defined herein) among the Holders of the Securities.

         3.  Liquidation  Distribution  Upon  Dissolution.  In the  event of the
             --------------------------------------------
voluntary or involuntary liquidation, dissolution, winding-up or termination of the Trust (each, a "Liquidation") other than in connection with a redemption of the Debentures, the Holders of the Securities will be entitled to receive out of the assets of the Trust available for distribution to Holders of the Securities, after satisfaction of liabilities to creditors of the Trust (to the extent not satisfied by the Debenture Issuer), distributions equal to the aggregate of the stated liquidation amount of $1,000 per Security plus accrued and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation Distribution"), unless in connection with such Liquidation, the Debentures in an aggregate stated principal amount equal to the aggregate stated liquidation amount of such Securities, with an interest rate equal to the Coupon Rate of, and bearing accrued and unpaid interest in an amount equal to the accrued and unpaid Distributions on, and having the same record date as, such Securities, after paying or making reasonable provision to pay all claims and obligations of the Trust in accordance with Section 3808(e) of the Business Trust Act, shall be distributed on a Pro Rata basis to the Holders of the Securities in exchange for such Securities.

         The Sponsor, as the Holder of all of the Common Securities, has the right at any time to dissolve the Trust (including without limitation upon the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event), subject to the receipt by the Debenture Issuer of prior approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve"), if then required under applicable capital guidelines or policies of the Federal Reserve and, after satisfaction of liabilities to creditors of the Trust, cause the Debentures to be distributed to the Holders of the Securities on a Pro Rata basis in accordance with the aggregate stated liquidation amount thereof.

         The Trust shall dissolve on the first to occur of (i) April 22, 2037, the expiration of the term of the Trust, (ii) a Bankruptcy Event with respect to the Sponsor, the Trust or the Debenture Issuer, (iii) (other than in connection with a merger, consolidation or similar transaction not prohibited by the Indenture, this Declaration or the Guarantee, as the case may be) the filing of a certificate of dissolution of the Sponsor or upon the revocation of the charter of A-I-6 the Sponsor and the expiration of 90 days after the date of revocation without a reinstatement thereof, (iv) the distribution to the Holders of the Securities of the Debentures, upon exercise of the right of the Holder of all of the outstanding Common Securities to dissolve the Trust as described above, (v) the entry of a decree of a judicial dissolution of the Sponsor or the Trust, or (vi) when all of the Securities shall have been called for redemption and the amounts necessary for redemption thereof shall have been paid to the Holders in accordance with the terms of the Securities. As soon as practicable after the dissolution of the Trust and upon completion of the winding up of the Trust, the Trust shall terminate upon the filing of a certificate of cancellation with the Secretary of State of the State of Delaware.

         If a Liquidation  of the Trust occurs as described in clause (i), (ii),
(iii) or (v) in the immediately preceding paragraph, the Trust shall be liquidated by the Institutional Trustee of the Trust as expeditiously as such Trustee determines to be possible by distributing, after satisfaction of liabilities to creditors of the Trust as provided by applicable law, to the Holders of the Securities, the Debentures on a Pro Rata basis to the extent not satisfied by the Debenture Issuer, unless such distribution is determined by the Institutional Trustee not to be practical, in which event such Holders will be entitled to receive out of the assets of the Trust available for distribution to the Holders, after satisfaction of liabilities to creditors of the Trust to the extent not satisfied by the Debenture Issuer, an amount equal to the Liquidation Distribution. An early Liquidation of the Trust pursuant to clause (iv) of the immediately preceding paragraph shall occur if the Institutional Trustee determines that such Liquidation is possible by distributing, after satisfaction of liabilities to creditors of Trust, to the Holders of the Securities on a Pro Rata basis, the Debentures, and such distribution occurs.

         If, upon any such Liquidation, the Liquidation Distribution can be paid only in part because the Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then the amounts payable directly by the Trust on such Capital Securities shall be paid to the Holders of the Securities on a Pro Rata basis, except that if an Event of Default has occurred and is continuing, the Capital Securities shall have a preference over the Common Securities with regard to such distributions.

         Upon any such Liquidation of the Trust involving a distribution of the Debentures, if at the time of such Liquidation, the Capital Securities were rated by at least one nationally-recognized statistical rating organization, the Debenture Issuer will use its reasonable best efforts to obtain from at least one such or other rating organization a rating for the Debentures.

         After the date for any distribution of the Debentures upon dissolution of the Trust, (i) the Securities of the Trust will be deemed to be no longer outstanding, (ii) any certificates representing the Capital Securities will be deemed to represent undivided beneficial interests in such of the Debentures as have an aggregate principal amount equal to the aggregate stated liquidation amount of, with an interest rate identical to the distribution rate of, and bearing accrued and unpaid interest equal to accrued and unpaid distributions on, the Securities until such certificates are presented to the Debenture Issuer or its agent for transfer or reissuance (and until such certificates are so surrendered, no payments of interest or principal shall be made to Holders of Securities in respect of any payments due and payable under the Debentures) and
(iii) all rights of Holders of Securities under the Capital Securities or the Common Securities, as applicable, shall cease, except the right of such Holders to receive Debentures upon surrender of certificates representing such Securities.

         4.   Redemption and Distribution.
              ---------------------------

         (a) The Debentures will mature on April 22, 2032. The Debentures may be redeemed by the Debenture Issuer, in whole or in part, on any April 22 or October 22 on or after April 22, 2007, at the Redemption Price, upon not less than 30 nor more than 60 days' notice to Holders of such Debentures. In addition, upon the occurrence and continuation of a Tax Event, an Investment Company Event or a Capital Treatment Event, the Debentures may be redeemed by the Debenture Issuer in whole but not in part, at any time within 90 days following the occurrence of such Tax Event, Investment Company Event or Capital Treatment Event, as the case may be (the "Special Redemption Date"), at the Special Redemption Price, upon not less than 30 nor more than 60 days' notice to Holders of the Debentures so long as such Tax Event, Investment Company Event or Capital Treatment Event, as the case may be, is continuing. In each case, the right of the Debenture Issuer to redeem the Debentures is subject to the Debenture Issuer having received prior approval from the Federal Reserve, if then required under applicable capital guidelines or policies of the Federal Reserve.

         "Tax Event" means the receipt by the Debenture Issuer and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws or any regulations thereunder of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement (including any private letter ruling, technical advice memorandum, regulatory procedure, notice or announcement)(an "Administrative Action") or judicial decision interpreting or applying such laws or regulations, regardless of whether such Administrative Action or judicial decision is issued to or in connection with a proceeding involving the Debenture Issuer or the Trust and whether or not subject to review or appeal, which amendment, clarification, change, Administrative Action or decision is enacted, promulgated or announced, in each case on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that: (i) the Trust is, or will be within 90 days of the date of such opinion, subject to United

States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Debenture Issuer on the Debentures is not, or within 90 days of the date of such opinion, will not be, deductible by the Debenture Issuer, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or will be within 90 days of the date of such opinion, subject to more than a de minimis amount of other taxes (including withholding taxes), duties, assessments or other governmental charges.

         "Investment Company Event" means the receipt by the Debenture Issuer and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of a change in law or regulation or written change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority, there is more than an insubstantial risk that the Trust is or, within 90 days of the date of such opinion will be, considered an "investment company" that is required to be registered under the Investment Company Act, which change or prospective change becomes effective or would become effective, as the case may be, on or after the date of the original issuance of the Debentures.

         "Capital Treatment Event" means the receipt by the Debenture Issuer and the Trust of an opinion of counsel experienced in such matters to the effect that, as a result of any amendment to, or change in, the laws, rules or regulations of the United States or any political subdivision thereof or therein, or as the result of any official or administrative pronouncement or action or decision interpreting or applying such laws, rules or regulations, which amendment or change is effective or which pronouncement, action or decision is announced on or after the date of original issuance of the Debentures, there is more than an insubstantial risk that the Debenture Issuer will not, within 90 days of the date of such opinion, be entitled to treat an amount equal to the aggregate Liquidation Amount of the Capital Securities as "Tier 1 Capital" (or the then equivalent thereof) for purposes of the capital adequacy guidelines of the Federal Reserve (or any successor regulatory authority with jurisdiction over bank holding companies), as then in effect and applicable to the Debenture Issuer; provided, however, that the distribution of
                                    --------   -------
the Debentures in connection with the Liquidation of the Trust by the Debenture Issuer shall not in and of itself constitute a Capital Treatment Event unless such Liquidation shall have occurred in connection with a Tax Event or an Investment Company Event.

         "Special Event" means any of a Capital Treatment Event, a Tax Event or an Investment Company Event.

         "Redemption Price" means 100% of the principal amount of the Debentures being redeemed plus accrued and unpaid interest on such Debentures to the Redemption Date or, in the case of a redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Special Redemption Date is on or after April 22, 2007.

         "Special Redemption Price" means (1) if the Special Redemption Date is before April 22, 2007, the greater of (a) 100% of the principal amount of the Debentures being redeemed pursuant to Section 10.02 of the Indenture or (b) as determined by a Quotation Agent, the sum of the present values of the principal amount payable as part of the Redemption Price with respect to a redemption as of April 22, 2007, together with the present value of interest payments calculated at a fixed per annum rate of interest equal to 9.95% over the Remaining Life of such Debentures, discounted to the Special Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 0.50%, plus, in the case of either (a) or (b), accrued and unpaid interest on such Debentures to the Special Redemption Date and (2) if the Special Redemption Date is on or after April 22, 2007, the Redemption Price for such Special Redemption Date.

         "Comparable Treasury Issue" means with respect to any Special Redemption Date, the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the Remaining Life that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the Remaining Life. If no United States Treasury security has a maturity which is within a period from three months before to three months after April 22, 2007, the two most closely corresponding United States Treasury securities shall be used as the Comparable Treasury Issue, and the Treasury Rate shall be interpolated or extrapolated on a straight-line basis, rounding to the nearest month using such securities.

         "Comparable Treasury Price" means (a) the average of five Reference Treasury Dealer Quotations for such Special Redemption Date, after excluding the highest and lowest such Reference Treasury Dealer Quotations, or (b) if the Quotation Agent obtains fewer than five such Reference Treasury Dealer Quotations, the average of all such Quotations.

         "Primary Treasury Dealer" means a primary United States Government securities dealer in New York City.

         "Quotation Agent" means Salomon Smith Barney Inc. and its successors; provided, however, that if the foregoing shall cease to be a Primary Treasury
--------   -------
Dealer, the Debenture Issuer shall substitute therefor another Primary Treasury Dealer.

         "Redemption Date" means the date fixed for the redemption of Capital Securities, which shall be any April 22 or October 22 on or after April 22, 2007.

         "Reference  Treasury Dealer" means (i) the Quotation Agent and (ii) any
other  Primary   Treasury  Dealer  selected  by  the  Debenture   Trustee  after
consultation with the Debenture Issuer.

         "Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any Special Redemption Date, the average, as determined by the Quotation Agent, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Debenture Trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third Business Day preceding such Special Redemption Date.

         "Remaining Life" means, with respect to any Debentures the period from the Special Redemption Date for such Debentures to April 22, 2007.

         "Treasury Rate" means (i) the yield, under the heading which represents the average for the week immediately prior to the date of calculation, appearing in the most recently published statistical release designated H.15 (519) or any successor publication which is published weekly by the Federal Reserve and which establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities," for the maturity corresponding to the Remaining Life (if no maturity is within three months before or after the Remaining Life, yields for the two published maturities most closely corresponding to the Remaining Life shall be determined and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding to the nearest month) or (ii) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per annum equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such Special Redemption Date. The Treasury Rate shall be calculated on the third Business Day preceding the Special Redemption Date.

         (b) Upon the repayment in full at maturity or redemption in whole or in part of the Debentures (other than following the distribution of the Debentures to the Holders of the Securities), the proceeds from such repayment or payment shall concurrently be applied to redeem Pro Rata at the applicable Redemption Price, Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Debentures so repaid or redeemed; provided, however,
                                                             --------   -------
that holders of such Securities shall be given not less than 30 nor more than 60 days' notice of such redemption (other than at the scheduled maturity of the Debentures).

         (c) If fewer than all the outstanding Securities are to be so redeemed, the Common Securities and the Capital Securities will be redeemed Pro Rata and the Capital Securities to be redeemed will be as described in Section 4(e)(ii) below.

         (d) The Trust may not redeem fewer than all the outstanding Capital Securities unless all accrued and unpaid Distributions have been paid on all Capital Securities for all semi-annual Distribution periods terminating on or before the date of redemption.

         (e)   Redemption or Distribution Procedures.

               (i) Notice of any redemption of, or notice of distribution of the Debentures in exchange for, the Securities (a "Redemption/Distribution Notice") will be given by the Trust by mail to each Holder of Securities to be redeemed or exchanged not fewer than 30 nor more than 60 days before the date fixed for redemption or exchange thereof which, in the case of a redemption, will be the date fixed for redemption of the Debentures. For purposes of the calculation of the date of redemption or exchange and the dates on which notices are given pursuant to this Section 4(e)(i), a Redemption/Distribution Notice shall be deemed to be given on the day such notice is first mailed by first-class mail, postage prepaid, to Holders of such Securities. Each Redemption/Distribution Notice shall be addressed to the Holders of such Securities at the address of each such Holder appearing on the books and records of the Registrar. No defect in the Redemption/Distribution Notice or in the mailing thereof with respect to any Holder shall affect the validity of the redemption or exchange proceedings with respect to any other Holder.

               (ii) In the event that fewer than all the outstanding Securities are to be redeemed, the Securities to be redeemed shall be redeemed Pro Rata from each Holder of Capital Securities.

               (iii) If the Securities are to be redeemed and the Trust gives a Redemption/Distribution Notice, which notice may only be issued if the Debentures are redeemed as set out in this Section 4 (which notice will be irrevocable), then, provided, that the Institutional Trustee
                                       --------
          has a sufficient amount of cash in connection with the related redemption or maturity of the Debentures, the Institutional Trustee will pay the relevant Redemption Price to the Holders of such Securities by check mailed to the address of each such Holder appearing on the books and records of the Trust on the redemption date. If a Redemption/Distribution Notice shall have been given and funds deposited as required, then immediately prior to the close of business on the date of such deposit, Distributions will cease to accrue on the Securities so called for redemption and all rights of Holders of such Securities so called for redemption will cease, except the right of the Holders of such Securities to receive the applicable Redemption Price specified in Section 4(a), but without interest on such Redemption Price. If any date fixed for redemption of Securities is not a Business Day, then payment of any such Redemption Price payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) except that, if such Business Day falls in the next calendar year, such payment will be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date fixed for redemption. If payment of the Redemption Price in respect of any Securities is improperly withheld or refused and not paid either by the Trust or by the Debenture Issuer as guarantor pursuant to the Guarantee, Distributions on such Securities will continue to accrue at the then applicable rate from the original redemption date to the actual date of payment, in which case the actual payment date will be considered the date fixed for redemption for purposes of calculating the Redemption Price. In the event of any redemption of the Capital Securities issued by the Trust in part, the Trust shall not be required to (i) issue, register the transfer of or exchange any Security during a period beginning at the opening of business 15 days before any selection for redemption of the Capital Securities and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all Holders of the Capital Securities to be so redeemed or (ii) register the transfer of or exchange any Capital Securities so selected for redemption, in whole or in part, except for the unredeemed portion of any Capital Securities being redeemed in part.

               (iv) Redemption/Distribution Notices shall be sent by the Administrators on behalf of the Trust (A) in respect of the Capital Securities, to the Holders thereof, and (B) in respect of the Common Securities, to the Holder thereof.

               (v) Subject to the foregoing and applicable law (including, without limitation, United States federal securities laws), and provided, that the acquiror is not the Holder of the Common Securities
          --------
          or the obligor under the Indenture, the Sponsor or any of its subsidiaries may at any time and from time to time purchase outstanding Capital Securities by tender, in the open market or by private agreement.

         5.   Voting Rights - Capital Securities.
              ----------------------------------

         (a) Except as provided under Sections 5(b) and 7 and as otherwise required by law and the Declaration, the Holders of the Capital Securities will have no voting rights. The Administrators are required to call a meeting of the Holders of the Capital Securities if directed to do so by Holders of not less than 10% in liquidation amount of the Capital Securities.

         (b) Subject to the requirements of obtaining a tax opinion by the Institutional Trustee in certain circumstances set forth in the last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Capital Securities, voting separately as a class, have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including the right to direct the Institutional Trustee, as holder of the Debentures, to (i) exercise the remedies available under the Indenture as the holder of the Debentures, (ii) waive any past default that is waivable under the Indenture, (iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable or (iv) consent on behalf of all the Holders of the Capital Securities to any amendment, modification or termination of the Indenture or the Debentures where such consent shall be required; provided, however, that, where
                                                  --------  -------
a consent or action under the Indenture would require the consent or act of the holders of greater than a simple majority in principal amount of Debentures (a "Super Majority") affected thereby, the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of not less than the proportion in liquidation amount of the Capital Securities outstanding which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. If the Institutional Trustee fails to enforce its rights under the Debentures after the Holders of a Majority in liquidation amount of such Capital Securities have so directed the Institutional Trustee, to the fullest extent permitted by law, a Holder of the Capital Securities may institute a legal proceeding directly against the Debenture Issuer to enforce the Institutional Trustee's rights under the Debentures without first instituting any legal proceeding against the Institutional Trustee or any other person or entity. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Debenture Issuer to pay interest or principal on the Debentures on the date the interest or principal is payable (or in the case of redemption, the redemption date), then a Holder of record of the Capital Securities may directly institute a proceeding for enforcement of payment, on or after the respective due dates specified in the Debentures, to such Holder directly of the principal of or interest on the Debentures having an aggregate principal amount equal to the aggregate liquidation amount of the Capital Securities of such Holder. The Institutional Trustee shall notify all Holders of the Capital Securities of any default actually known to the Institutional Trustee with respect to the Debentures unless (x) such default has been cured prior to the giving of such notice or (y) the Institutional Trustee determines in good faith that the withholding of such notice is in the interest of the Holders of such Capital
Securities, except where the default relates to the payment of principal of or interest on any of the Debentures. Such notice shall state that such Indenture Event of Default also constitutes an Event of Default hereunder. Except with respect to directing the time, method and place of conducting a proceeding for a remedy, the Institutional Trustee shall not take any of the actions described in clause (i), (ii) or (iii) above unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grantor trust for United States federal income tax purposes.

         In the event the consent of the Institutional Trustee, as the holder of the Debentures is required under the Indenture with respect to any amendment, modification or termination of the Indenture, the Institutional Trustee shall request the written direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however,
                                                             --------   -------
that where a consent under the Indenture would require the consent of a Super Majority, the Institutional Trustee may only give such consent at the written direction of the Holders of not less than the proportion in liquidation amount of such Securities outstanding which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. The Institutional Trustee shall not take any such action in accordance with the written directions of the Holders of the Securities unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that, as a result of such action, the Trust will not be classified as other than a grantor trust for United States federal income tax purposes.

         A waiver of an Indenture Event of Default will constitute a waiver of the corresponding Event of Default hereunder. Any required approval or direction of Holders of the Capital Securities may be given at a separate meeting of Holders of the Capital Securities convened for such purpose, at a meeting of all of the Holders of the Securities in the Trust or pursuant to written consent. The Institutional Trustee will cause a notice of any meeting at which Holders of the Capital Securities are entitled to vote, or of any matter upon which action by written consent of such Holders is to be taken, to be mailed to each Holder of record of the Capital Securities. Each such notice will include a statement setting forth the following information (i) the date of such meeting or the date by which such action is to be taken, (ii) a description of any resolution proposed for adoption at such meeting on which such Holders are entitled to vote or of such matter upon which written consent is sought and (iii) instructions for the delivery of proxies or consents. No vote or consent of the Holders of the Capital Securities will be required for the Trust to redeem and cancel Capital Securities or to distribute the Debentures in accordance with the Declaration and the terms of the Securities.

         Notwithstanding that Holders of the Capital Securities are entitled to vote or consent under any of the circumstances described above, any of the Capital Securities that are owned by the Sponsor or any Affiliate of the Sponsor shall not entitle the Holder thereof to vote or consent and shall, for purposes of such vote or consent, be treated as if such Capital Securities were not outstanding.

         In no event will Holders of the Capital Securities have the right to vote to appoint, remove or replace the Administrators, which voting rights are vested exclusively in the Sponsor as the Holder of all of the Common Securities of the Trust. Under certain circumstances as more fully described in the Declaration, Holders of Capital Securities have the right to vote to appoint, remove or replace the Institutional Trustee and the Delaware Trustee.

         6.   Voting Rights - Common Securities.
             ---------------------------------

         (a) Except as provided under Sections 6(b), 6(c) and 7 and as otherwise required by law and the Declaration, the Common Securities will have no voting rights.

         (b) The Holders of the Common Securities are entitled, in accordance with Article IV of the Declaration, to vote to appoint, remove or replace any Administrators.

         (c) Subject to Section 6.7 of the Declaration and only after each Event of Default (if any) with respect to the Capital Securities has been cured, waived or otherwise eliminated and subject to the requirements of the second to last sentence of this paragraph, the Holders of a Majority in liquidation amount of the Common Securities, voting separately as a class, may direct the time, method, and place of conducting any proceeding for any remedy available to the Institutional Trustee, or exercising any trust or power conferred upon the Institutional Trustee under the Declaration, including (i) directing the time, method, place of conducting any proceeding for any remedy available to the Debenture Trustee, or exercising any trust or power conferred on the Debenture Trustee with respect to the Debentures, (ii) waiving any past default and its consequences that are waivable under the Indenture, or (iii) exercising any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable, provided, however, that, where a consent or action
                           --------   -------
under the Indenture would require a Super Majority, the Institutional Trustee may only give such consent or take such action at the written direction of the Holders of not less than the proportion in liquidation amount of the Common Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding. Notwithstanding this Section 6(c), the Institutional Trustee shall not revoke any action previously authorized or approved by a vote or consent of the Holders of the Capital Securities. Other than with respect to directing the time, method and place of conducting any proceeding for any remedy available to the Institutional Trustee or the Debenture Trustee as set forth above, the Institutional Trustee shall not take any action described in clause (i), (ii) or (iii) above, unless the Institutional Trustee has obtained an opinion of tax counsel to the effect that for the purposes of United States federal income tax the Trust will not be classified as other than a grantor trust on account of such action. If the Institutional Trustee fails to enforce its rights under the Declaration, to the fullest extent permitted by law any Holder of the Common Securities may institute a legal proceeding directly against any Person to enforce the Institutional Trustee's rights under the Declaration, without first instituting a legal proceeding against the Institutional Trustee or any other Person.

         Any approval or direction of Holders of the Common Securities may be given at a separate meeting of Holders of the Common Securities convened for such purpose, at a meeting of all of the Holders of the Securities in the Trust or pursuant to written consent. The Administrators will cause a notice of any meeting at which Holders of the Common Securities are entitled to vote, or of any matter upon which action by written consent of such Holders is to be taken, to be mailed to each Holder of the Common Securities. Each such notice will include a statement setting forth (i) the date of such meeting or the date by which such action is to be taken, (ii) a description of any resolution proposed for adoption at such meeting on which such Holders are entitled to vote or of such matter upon which written consent is sought and (iii) instructions for the delivery of proxies or consents.

         No vote or consent of the Holders of the Common Securities will be required for the Trust to redeem and cancel Common Securities or to distribute the Debentures in accordance with the Declaration and the terms of the Securities.

         7.    Amendments to Declaration and Indenture.
               ---------------------------------------

         (a) In addition to any requirements under Section 11.1 of the Declaration, if any proposed amendment to the Declaration provides for, or the Trustees otherwise propose to effect, (i) any action that would adversely affect the powers, preferences or special rights of the Securities, whether by way of amendment to the Declaration or otherwise, or (ii) the Liquidation of the Trust, other than as described in Section 7.1 of the Declaration, then the Holders of outstanding Securities, voting together as a single class, will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of not less than a Majority in liquidation amount of the Securities affected thereby; provided, however, if any
                                                       --------  -------
amendment or proposal referred to in clause (i) above would adversely affect only the Capital Securities or only the Common Securities, then only the affected class will be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of a Majority in liquidation amount of such class of Securities.

         (b) In the event the consent of the Institutional Trustee as the holder of the Debentures is required under the Indenture with respect to any amendment, modification or termination of the Indenture or the Debentures, the Institutional Trustee shall request the written direction of the Holders of the Securities with respect to such amendment, modification or termination and shall vote with respect to such amendment, modification, or termination as directed by a Majority in liquidation amount of the Securities voting together as a single class; provided, however, that where a consent under the Indenture would require
       --------  -------
a Super Majority, the Institutional Trustee may only give such consent at the written direction of the Holders of not less than the proportion in liquidation amount of the Securities which the relevant Super Majority represents of the aggregate principal amount of the Debentures outstanding.

         (c) Notwithstanding the foregoing, no amendment or modification may be made to the Declaration if such amendment or modification would (i) cause the Trust to be classified for purposes of United States federal income taxation as other than a grantor trust, (ii) reduce or otherwise adversely affect the powers of the Institutional Trustee or (iii) cause the Trust to be deemed an "investment company" which is required to be registered under the Investment Company Act.

         (d) Notwithstanding any provision of the Declaration, the right of any Holder of the Capital Securities to receive payment of distributions and other payments upon redemption or otherwise, on or after their respective due dates, or to institute a suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of such Holder. For the protection and enforcement of the foregoing provision, each and every Holder of the Capital Securities shall be entitled to such relief as can be given either at law or equity.

         8. Pro  Rata.  A  reference  in these  terms of the  Securities  to any
            ---------
payment, distribution or treatment as being "Pro Rata" shall mean pro rata to each Holder of the Securities according to the aggregate liquidation amount of the Securities held by the relevant Holder in relation to the aggregate liquidation amount of all Securities outstanding unless, in relation to a payment, an Event of Default has occurred and is continuing, in which case any funds available to make such payment shall be paid first to each Holder of the Capital Securities Pro Rata according to the aggregate liquidation amount of the Capital Securities held by the relevant Holder relative to the aggregate liquidation amount of all Capital Securities outstanding, and only after satisfaction of all amounts owed to the Holders of the Capital Securities, to each Holder of the Common Securities Pro Rata according to the aggregate liquidation amount of the Common Securities held by the relevant Holder relative to the aggregate liquidation amount of all Common Securities outstanding.

         9. Ranking.  The Capital  Securities  rank pari passu with, and payment
            -------
thereon shall be made Pro Rata with, the Common Securities except that, where an Event of Default has occurred and is continuing, the rights of Holders of the Common Securities to receive payment of Distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of the Holders of the Capital Securities with the result that no payment of any Distribution on, or Redemption Price of, any Common Security, and no other payment on account of redemption, liquidation or other acquisition of Common Securities, shall be made unless payment in full in cash of all accumulated and unpaid Distributions on all outstanding Capital Securities for all distribution periods terminating on or prior thereto, or in the case of payment of the Redemption Price the full amount of such Redemption Price on all outstanding Capital Securities then called for redemption, shall have been made or provided for, and all funds immediately available to the Institutional Trustee shall first be applied to the payment in full in cash of all Distributions on, or the Redemption Price of, the Capital Securities then due and payable.

         10.  Acceptance of Guarantee and Indenture.  Each Holder of the Capital
              -------------------------------------
Securities and the Common Securities, by the acceptance of such Securities, agrees to the provisions of the Guarantee, including the subordination provisions therein and to the provisions of the Indenture.

         11. No Preemptive  Rights. The Holders of the Securities shall have no,
             -- ------------------
and the issuance of the Securities is not subject to, preemptive or similar rights to subscribe for any additional securities.

         12.  Miscellaneous.  These terms  constitute a part of the Declaration.
              -------------
The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to a Holder without charge on written request to the Sponsor at its principal place of business.

                                   EXHIBIT A-1

                      FORM OF CAPITAL SECURITY CERTIFICATE

                           [FORM OF FACE OF SECURITY]

         THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE DEBENTURE ISSUER OR THE TRUST, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE
REGISTRATION  REQUIREMENTS  OF THE  SECURITIES  ACT,  SUBJECT  TO THE  DEBENTURE
ISSUER'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE AMENDED AND RESTATED DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE DEBENTURE ISSUER OR THE TRUST. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

         THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

         IN  CONNECTION  WITH ANY  TRANSFER,  THE  HOLDER  WILL  DELIVER  TO THE
REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE AMENDED AND RESTATED DECLARATION OF TRUST TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

         THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

       Certificate Number [_____]       Number of Capital Securities [_____]

                             CUSIP NO [___________]

                    Certificate Evidencing Capital Securities

                                       of

                            FIRST BANK CAPITAL TRUST

                             Floating Rate TRUPS(R)

                (liquidation amount $1,000 per Capital Security)

         First Bank Capital Trust, a statutory business trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that
[______________] (the "Holder") is the registered owner of 25,000 capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, designated the Floating Rate TRUPS(R) (liquidation amount $1,000 per Capital Security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust, in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust, dated as of April 10, 2002, among Allen H. Blake and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to the Declaration, as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder.

         By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

         This Capital Security is governed by, and shall be construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

                                   IN WITNESS WHEREOF, the Trust has duly
executed this certificate.

                            FIRST BANK CAPITAL TRUST


                            By:______________________________
                                Name:
                                Title: Administrator

                            Dated:___________________________


                          CERTIFICATE OF AUTHENTICATION

         This   is  one  of  the   Capital   Securities   referred   to  in  the
within-mentioned Declaration.

                            WILMINGTON TRUST COMPANY,
                            not in its individual capacity but solely as the Institutional Trustee



                            By:______________________________
                                         Authorized Officer

                            Dated:___________________________

                          [FORM OF REVERSE OF SECURITY]

         Distributions payable on each Capital Security will be payable at a variable per annum rate of interest, reset semi-annually, equal to LIBOR (as defined in the Declaration) plus 3.875% (the "Coupon Rate") of the stated liquidation amount of $1,000 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee (provided, that the applicable Coupon Rate may not exceed 11.00% through the
 --------
Distribution Payment Date in April 2007). Except as set forth below in respect of an Extension Period, Distributions in arrears for more than one semi-annual period will bear interest thereon compounded semi-annually at the applicable Coupon Rate for each such semi-annual period (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions, any such compounded distributions and any Additional Interest payable on the Debentures unless otherwise stated. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available in the Property Account therefor. The amount of Distributions payable for any period will be computed for any full semi-annual Distribution period on the basis of a 360-day year and the actual number of days elapsed in the relevant Distribution period.

         Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on October 22, 2002 (each, a "Distribution Payment Date"). The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures by extending the interest payment period for up to 10 consecutive semi-annual periods (each, an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue at an annual rate equal to the Coupon Rate in effect for each such Extension Period, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, to the extent permitted by law. No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all Deferred Interest then accrued and unpaid on the Debentures; provided, however, that no Extension Period may extend beyond
                 --------   -------
the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided, that such period
                                                     --------
together with all such previous and further consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Capital   Securities  shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:


------------------------------

------------------------------

------------------------------

(Insert assignee's social security or tax identification number)


------------------------------

------------------------------

------------------------------

(Insert address and zip code of assignee),

and irrevocably appoints  ___________________________________________________ as
agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for it, him or her.


                          Date:________________________________

                          Signature:___________________________

                          (Sign exactly as your name appears on the  other  side
                 of this Capital Security Certificate)

                 Signature Guarantee:1_________________________






---------------------------

1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                   EXHIBIT A-2

                       FORM OF COMMON SECURITY CERTIFICATE

         THIS COMMON SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS AND MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION.

         EXCEPT AS SET FORTH IN SECTION  8.1(b) OF THE  DECLARATION  (AS DEFINED
BELOW),   THIS  SECURITY  MAY  NOT  BE  OFFERED,   SOLD,  PLEDGED  OR  OTHERWISE
TRANSFERRED.

         Certificate Number [_____]      Number of Common Securities [____]

                    Certificate Evidencing Common Securities

                                       of

                            FIRST BANK CAPITAL TRUST

         First Bank Capital Trust, a statutory business trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that First Banks, Inc. (the "Holder") is the registered owner of 774 common securities of the Trust representing undivided beneficial interests in the assets of the Trust (liquidation amount $1,000 per Common Security)(the "Common Securities"). The Common Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Common Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust, dated as of April 10, 2002, among Allen H. Blake and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, the Holder, as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Common Securities as set forth in Annex I to the Declaration, as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Sponsor will provide a copy of the Declaration and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

         As set forth in the Declaration, when an Event of Default has occurred and is continuing, the rights of Holders of Common Securities to payment in respect of Distributions and payments upon Liquidation, redemption or otherwise are subordinated to the rights of payment of Holders of the Capital Securities.

         Upon  receipt  of  this  Certificate,   the  Holder  is  bound  by  the
Declaration and is entitled to the benefits thereunder.

         By acceptance of this Certificate, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Common Securities as evidence of undivided beneficial ownership in the Debentures.

         This Common Security is governed by, and shall be construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

         IN WITNESS WHEREOF, the Trust has executed this certificate this ___ day of____, 2002.

                            FIRST BANK CAPITAL TRUST


                            By:______________________________
                               Name:
                               Title: Administrator

                          [FORM OF REVERSE OF SECURITY]

         Distributions payable on each Common Security will be identical in amount to the Distributions payable on each Capital Security, which is at a variable per annum rate of interest, reset semi-annually, equal to LIBOR (as defined in the Declaration) plus 3.875% (the "Coupon Rate") of the stated liquidation amount of $1,000 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee (provided, that the applicable Coupon Rate may not exceed 11.00% through the
 --------
Distribution Payment Date in April 2007). Except as set forth below in respect of an Extension Period, Distributions in arrears for more than one semi-annual period will bear interest thereon compounded semi-annually at the applicable Coupon Rate for each such semi-annual period (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions, any such compounded distributions and any Additional Interest payable on the Debentures unless otherwise stated. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available in the Property Account therefor. The amount of Distributions payable for any period will be computed for any full semi-annual Distribution period on the basis of a 360-day year and the actual number of days elapsed in the relevant Distribution period.

         Except as otherwise described below, Distributions on the Common Securities will be cumulative, will accrue from the date of original issuance and will be payable semiannually in arrears on April 22 and October 22 of each year, commencing on October 22, 2002 (each, a "Distribution Payment Date"). The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures by extending the interest payment period for up to 10 consecutive semi-annual periods (each, an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue at an annual rate equal to the Coupon Rate in effect for each such Extension Period, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, to the extent permitted by law. No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all Deferred Interest then accrued and unpaid on the Debentures; provided, however, that no Extension Period may extend beyond
                 --------   -------
the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided, that such period
                                                     --------
together with all such previous and further consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

         The  Common   Securities   shall  be  redeemable  as  provided  in  the
Declaration.

                                   ASSIGNMENT

         FOR VALUE RECEIVED, the undersigned assigns and transfers this Common Security Certificate to:

--------------------------

--------------------------

--------------------------

(Insert assignee's social security or tax identification number)

--------------------------

--------------------------

--------------------------

(Insert address and zip code of assignee),

and irrevocably appoints _________ as agent to transfer this Common Security Certificate on the books of the Trust. The agent may substitute another to act for him or her.

                  Date:_____________________________

                  Signature:________________________

                  (Sign exactly as your name appears on the other side of this Common Security Certificate)

                  Signature Guarantee:1 _____________________________










--------------------------------

1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union, meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                                                       EXHIBIT B

                         FORM OF TRANSFEREE CERTIFICATE
                  TO BE EXECUTED BY TRANSFEREES OTHER THAN QIBS

                                                               __________, [   ]
First Banks, Inc.
First Bank Capital Trust
600 James S. McDonnell Blvd., Mail Code #014
Hazelwood, MO 63042

Re: Purchase of $1,000 stated liquidation amount of Floating Rate TRUPS(R) (the "Capital Securities") of First Bank Capital Trust
         ------------------------------------------------------

Ladies and Gentlemen:

         In connection with our purchase of the Capital Securities we confirm that:

         1. We understand that the Floating Rate TRUPS(R) (the "Capital Securities") of First Bank Capital Trust (the "Trust") (including the guarantee (the "Guarantee") of First Banks, Inc. (the "Company") executed in connection therewith) and the Floating Rate Junior Subordinated Debt Securities due 2032 of the Company (the "Subordinated Debt Securities") (the Capital Securities, the Guarantee and the Subordinated Debt Securities together being referred to herein as the "Offered Securities"), have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold except as permitted in the following sentence. We agree on our own behalf and on behalf of any investor account for which we are purchasing the Offered Securities that, if we decide to offer, sell or otherwise transfer any such Offered Securities, such offer, sale or transfer will be made only (a) to the Company or the Trust, (b) pursuant to Rule 144A under the Securities Act, to a person we reasonably believe is a qualified institutional buyer under Rule 144A (a "QIB") that purchases for its own account or for the account of a QIB and to whom notice is given that the transfer is being made in reliance on Rule 144A,
(c) pursuant to an exemption from registration, to an "accredited investor" within the meaning of subparagraph (a) (1), (2), (3) or (7) of Rule 501 under the Securities Act that is acquiring Offered Securities for its own account or for the account of such an accredited investor for investment purposes and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, or (d) pursuant to another available exemption from the registration requirements of the Securities Act, and in each of the foregoing cases in accordance with any applicable state securities laws and any requirements of law that govern the disposition of our property. The foregoing restrictions on resale will not apply subsequent to the date on which, in the written opinion of counsel, the Capital Securities are not "restricted securities" within the meaning of Rule 144 under the Securities Act. If any resale or other transfer of the Offered Securities is proposed to be made pursuant to clause (c) or (d) above, the transferor shall deliver a letter from the transferee substantially in the form of this letter to the Institutional Trustee as Transfer Agent, which shall provide as applicable, among other things, that the transferee is an "accredited investor" within the meaning of subparagraph (a)(1), (2), (3) or (7) of Rule 501 under the Securities Act that is acquiring such Securities for investment purposes and not for distribution in violation of the Securities Act. We acknowledge on our behalf and on behalf of any investor account for which we are purchasing Securities that the Trust and the Company reserve the right prior to any offer, sale or other transfer pursuant to clause (c) or (d) to require the delivery of any opinion of counsel, certifications and/or other information satisfactory to the Trust and the Company. We understand that the certificates for any Offered Security that we receive will bear a legend substantially to the effect of the foregoing.

         2. We are an "accredited  investor"  within the meaning of subparagraph
(a) (1), (2), (3) or (7) of Rule 501 under the Securities Act purchasing for our own account or for the account of such an "accredited investor," and we are acquiring the Offered Securities for investment purposes and not with view to, or for offer or sale in connection with, any distribution in violation of the

Securities Act, and we have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Offered Securities, and we and any account for which we are acting are each able to bear the economic risks of our or its investment.

         3. We are acquiring the Offered Securities purchased by us for our own account (or for one or more accounts as to each of which we exercise sole investment discretion and have authority to make, and do make, the statements contained in this letter) and not with a view to any distribution of the Offered Securities, subject, nevertheless, to the understanding that the disposition of our property will at all times be and remain within our control.

         4. In the event that we purchase any Capital Securities or any Subordinated Debt Securities, we will acquire such Capital Securities having an aggregate stated liquidation amount of not less than $100,000 or such Subordinated Debt Securities having an aggregate principal amount not less than $100,000, for our own account and for each separate account for which we are acting.

         5. We acknowledge that we either (A) are not a fiduciary of a pension, profit-sharing or other employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (a "Plan"), or an entity whose assets include "plan assets" by reason of any Plan's investment in the entity and are not purchasing the Offered Securities on behalf of or with "plan assets" by reason of any Plan's investment in the entity and are not purchasing the Offered Securities on behalf of or with "plan assets" of any Plan or (B) are eligible for the exemptive relief available under one or more of the following prohibited transaction class exemptions ("PTCEs") issued by the U.S. Department of Labor: PTCE 96-23, 95-60, 91-38, 90-1 or 84-14.

         6. We acknowledge that the Trust and the Company and others will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agree that if any of the acknowledgments, representations, warranties and agreements deemed to have been made by our purchase of the Offered Securities are no longer accurate, we shall promptly notify the Placement Agent. If we are acquiring any Offered Securities as a fiduciary or agent for one or more investor accounts, we represent that we have sole discretion with respect to each such investor account and that we have full power to make the foregoing acknowledgments, representations and agreement on behalf of each such investor account.


                                       __________________________________
                                       (Name of Purchaser)

                                       By:_______________________________

                                       Date:_____________________________

         Upon transfer, the Offered Securities would be registered in the name of the new beneficial owner as follows.


Name:___________________________________

Address:________________________________

Taxpayer ID Number:_____________________

                                                                       EXHIBIT C

                         FORM OF TRANSFEROR CERTIFICATE
                             TO BE EXECUTED FOR QIBs
                                                               __________, [   ]

First Banks, Inc.
First Bank Capital Trust
600 James S. McDonnell Blvd., Mail Code #014
Hazelwood, MO 63042

Re: Purchase of $1,000 stated liquidation amount of Floating Rate TRUPS(R) (the "Capital Securities") of First Bank Capital Trust
         ------------------------------------------------------

         Reference is hereby made to the Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (the "Declaration"), among Allen H. Blake and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of First Bank Capital Trust. Capitalized terms used but not defined herein shall have the meanings given them in the Declaration.

         This letter relates to $[_______________] aggregate liquidation amount of Capital Securities which are held in the name of [name of transferor] (the "Transferor").

         In accordance with Section 8.2(b) of the Declaration, the Transferor does hereby certify that such Capital Securities are being transferred in accordance with (i) the transfer restrictions set forth in the Capital Securities and (ii) Rule 144A under the Securities Act ("Rule 144A"), to a transferee that the Transferor reasonably believes is purchasing the Capital Securities for its own account or an account with respect to which the transferee exercises sole investment discretion and the transferee and any such account is a "qualified institutional buyer" within the meaning of Rule 144A, in a transaction meeting the requirements of Rule 144A and in accordance with applicable securities laws of any state of the United States or any other jurisdiction.

         You are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                            (Name of Transferor)


                                            By: _____________________________

                                                Name:________________________

                                                Title:  _____________________

                                            Date:____________________________

                                                                    Exhibit 4.18

            FLOATING RATE JUNIOR SUBORDINATED DEBT SECURITY DUE 2032

     THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE COMPANY, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH
(a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, SUBJECT TO THE COMPANY'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO IT IN ACCORDANCE WITH THE INDENTURE, A COPY OF WHICH MAY BE OBTAINED FROM THE COMPANY. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

     THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

     THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR

HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

     IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE INDENTURE TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

     THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A PRINCIPAL AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A PRINCIPAL AMOUNT OF LESS THAN $100,00 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

     THIS OBLIGATION IS NOT A DEPOSIT AND IS NOT INSURED BY THE UNITED STATES OR ANY AGENCY OR FUND OF THE UNITED STATES, INCLUDING THE FEDERAL DEPOSIT INSURANCE CORPORATION (THE "FDIC"). THIS OBLIGATION IS SUBORDINATED TO THE CLAIMS OF DEPOSITORS AND THE CLAIMS OF GENERAL AND SECURED CREDITORS OF THE COMPANY, IS INELIGIBLE AS COLLATERAL FOR A LOAN BY THE COMPANY OR ANY OF ITS SUBSIDIARIES AND IS NOT SECURED.

            Floating Rate Junior Subordinated Debt Security due 2032

                                       of

                                FIRST BANKS, INC.

     First Banks, Inc., a bank holding company incorporated in Missouri (the "Company"), for value received promises to pay to Wilmington Trust Company, not in its individual capacity but solely as Institutional Trustee for First Bank Capital Trust, a Delaware statutory business trust (the "Holder") or registered assigns, the principal sum of Twenty Five Million Seven Hundred Seventy Four Thousand Dollars ($25,774,000) on April 22, 2032, and to pay interest on said principal sum from April 10, 2002, or from the most recent interest payment date (each such date, an "Interest Payment Date") to which interest has been paid or duly provided for, semi-annually (subject to deferral as set forth herein) in arrears on April 22 and October 22 of each year commencing October 22, 2002, at a variable per annum rate equal to LIBOR (as defined in the Indenture) plus 3.875% (the "Interest Rate") (provided, that the applicable Interest Rate may
                              ----------
not exceed 11.00% through the Interest Payment Date in April 2007) until the principal hereof shall have become due and payable, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at an annual rate equal to the Interest Rate in effect for each such Extension Period compounded semi-annually. The amount of interest payable on any Interest Payment Date shall be computed on the basis of a 360-day year and the actual number of days elapsed in the relevant interest period. In the event that any date on which the principal or interest is payable on this Debt Security is not a
Business Day, then payment payable on such date will be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay), except that, if such Business Day is in the next succeeding calendar year, such payment shall be made on the immediately preceding Business Day, in each case with the same force and effect as if made on such date. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in the Indenture, be paid to the Person in whose name this Debt Security (or one or more Predecessor Securities, as defined in said Indenture) is registered at the close of business on the regular record date for such interest installment, except that interest and any Deferred Interest payable on the Maturity Date shall be paid to the Person to whom principal is paid. Any such interest installment not punctually paid or duly provided for shall forthwith cease to be payable to the registered holders on such regular record date and may be paid to the Person in whose name this Debt Security (or one or more Predecessor Debt Securities) is registered at the close of business on a special record date to be fixed by the Trustee for the payment of such defaulted interest, notice whereof shall be given to the registered holders of the Debt Securities not less than 10 days prior to such special record date, all as more fully provided in the Indenture. The principal of and interest on this Debt Security shall be payable at the office or agency of the Trustee (or other paying agent appointed by the Company) maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the
                --------   -------
option of the Company by check mailed to the registered holder at such address as shall appear in the Debt Security Register or by wire transfer to an account appropriately designated by the holder hereof. Notwithstanding the foregoing, so long as the holder of this Debt Security is the Institutional Trustee, the payment of the principal of and interest on this Debt Security will be made in immediately available funds at such place and to such account as may be designated by the Trustee.

     So long as no Event of Default has occurred and is continuing, the Company shall have the right, from time to time and without causing an Event of Default, to defer payments of interest on the Debt Securities by extending the interest payment period on the Debt Securities at any time and from time to time during the term of the Debt Securities, for up to 10 consecutive semi-annual periods (each such extended interest payment period, an "Extension Period"), during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debt Securities, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue, at the Interest Rate, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, both to the extent permitted by law. No Extension Period may end on a date other than an Interest Payment Date. At the end of any such Extension Period the Company shall pay all Deferred Interest then accrued and unpaid on the Debt Securities; provided, however, that no
                                                    ---------  --------
Extension  Period may extend  beyond the Maturity  Date and  provided,  further,
                                                             ---------  --------
however,  during any such Extension  Period,  the Company may not (i) declare or
--------
pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Company's capital stock or (ii) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Company that rank pari passu in all respects with or junior in interest to the Debt Securities (other than (a) repurchases, redemptions or other acquisitions of shares of capital stock of the Company (A) in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, (B) in connection with a dividend reinvestment or stockholder stock purchase plan or (C) in connection with the issuance of capital stock of the Company (or securities convertible into or exercisable for such capital stock), as consideration in an acquisition transaction entered into prior to the applicable Extension Period, (b) as a result of any exchange or conversion of any class or series of the Company's capital stock (or any capital stock of a subsidiary of the Company) for any class or series of the Company's capital stock or of any class or series of the Company's indebtedness for any class or series of the Company's capital stock, (c) the purchase of fractional interests in shares of the Company's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (d) any declaration of a dividend in connection with any stockholder's rights plan, or the issuance of rights, stock or other property under any stockholder's rights plan, or the redemption or repurchase of rights pursuant thereto, or (e) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock). Prior to the termination of any Extension Period, the Company may further extend such period, provided, that such period together with all such previous and further
         --------
consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. The Company must give the Trustee notice of its election to begin such Extension Period at least one Business Day prior to the earlier of
(i) the next succeeding date on which interest on the Debt Securities would have been payable except for the election to begin such Extension Period or (ii) the date such interest is payable, but in any event not later than the related regular record date.

     The indebtedness evidenced by this Debt Security is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness, and this Debt Security is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debt Security, by accepting the same, (a) agrees to and shall be bound by such provisions, (b) authorizes and directs the Trustee on such holder's behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided and (c) appoints the Trustee such holder's attorney-in-fact for any and all such purposes. Each holder hereof, by such holder's acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

     The Company waives demand, presentment for payment, notice of nonpayment, notice of protest, and all other notices.

     This Debt Security shall not be entitled to any benefit under the Indenture hereinafter referred to and shall not be valid or become obligatory for any purpose until the certificate of authentication hereon shall have been signed by or on behalf of the Trustee.

     The provisions of this Debt Security are continued on the reverse side hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

       IN WITNESS WHEREOF, the Company has duly executed this certificate.

                                  FIRST BANKS, INC.


                                  By: /s/  Allen H. Blake
                                      ------------------------------------------
                                    Name:  Allen H. Blake
                                    Title: President and Chief Operating
                                           Officer
Dated: April 10, 2002


                          CERTIFICATE OF AUTHENTICATION
                          -----------------------------

               This  is  one  of  the  Debt   Securities   referred  to  in  the
          within-mentioned Indenture.

                                  WILMINGTON   TRUST   COMPANY,  not   in   its
                                  individual capacity but solely as the Trustee


                                  By: /s/  Anita E. Dallago
                                      ------------------------------------------
                                             Authorized Officer


Dated: April 10, 2002

                               REVERSE OF SECURITY
                               -------------------

     This Debt Security is one of a duly authorized series of Debt Securities of the Company, all issued or to be issued pursuant to an Indenture (the "Indenture"), dated as of April 10, 2002, duly executed and delivered between the Company and Wilmington Trust Company, as Trustee (the "Trustee"), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debt Securities (referred to herein as the "Debt Securities") of which this Debt
Security is a part. The summary of the terms of this Debt Security contained herein does not purport to be complete and is qualified by reference to the Indenture.

     Upon the occurrence and continuation of a Tax Event, an Investment Company Event or a Capital Treatment Event, this Debt Security may become due and payable, in whole but not in part, at any time, within 90 days following the occurrence of such Tax Event, Investment Company Event or Capital Treatment Event (the "Special Redemption Date"), as the case may be, at the Special Redemption Price. The Company shall also have the right to redeem this Debt Security at the option of the Company, in whole or in part, on any April 22 or October 22 on or after April 22, 2007 (a "Redemption Date"), at the Redemption Price.

     Any redemption pursuant to the preceding paragraph will be made, subject to the receipt by the Company of prior approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve") if then required under applicable capital guidelines or policies of the Federal Reserve, upon not less than 30 days' nor more than 60 days' notice. If the Debt Securities are only partially redeemed by the Company, the Debt Securities will be redeemed pro rata or by lot or by any other method utilized by the Trustee.

     "Redemption  Price"  means  100%  of  the  principal  amount  of  the  Debt
Securities being redeemed plus accrued and unpaid interest on such Debt Securities to the Redemption Date or, in the case of a redemption due to the occurrence of a Special Event, to the Special Redemption Date if such Special Redemption Date is on or after April 22, 2007.

     "Special Redemption Price" means (1) if the Special Redemption Date is before April 22, 2007, the greater of (a) 100% of the principal amount of the Debt Securities being redeemed pursuant to Section 10.02 of the Indenture or (b) as determined by a Quotation Agent, the sum of the present values of the principal amount payable as part of the Redemption Price with respect to a redemption as of April 22, 2007, together with the present value of interest payments calculated at a fixed per annum rate of interest equal to 9.95% over the Remaining Life of such Debt Securities, discounted to the Special Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 0.50%, plus, in the case of either (a) or (b), accrued and unpaid interest on such Debt Securities to the Special Redemption Date and (2) if the Special Redemption Date is on or after April 22, 2007, the Redemption Price for such Special Redemption Date.

     "Comparable Treasury Issue" means with respect to any Special Redemption Date, the United States Treasury security selected by the Quotation Agent as having a maturity comparable to the Remaining Life that would be utilized, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the Remaining Life. If no United States Treasury security has a maturity which is within a period from three months before to three months after April 22, 2007, the two most closely corresponding United States Treasury securities shall be used as the Comparable Treasury Issue, and the Treasury Rate shall be interpolated or extrapolated on a straight-line basis, rounding to the nearest month using such securities.

     "Comparable Treasury Price" means (a) the average of five Reference Treasury Dealer Quotations for such Special Redemption Date, after excluding the highest and lowest such Reference Treasury Dealer Quotations, or (b) if the Quotation Agent receives fewer than five such Reference Treasury Dealer Quotations, the average of all such Quotations.

     "Primary   Treasury  Dealer"  means  a  primary  United  States  Government securities dealer in New York City.

     "Quotation Agent" means Salomon Smith Barney Inc. and its successors; provided, however, that if the foregoing shall cease to be a Primary Treasury Dealer, the Company shall substitute therefor another Primary Treasury Dealer.

     "Reference Treasury Dealer" means (i) the Quotation Agent and (ii) any other Primary Treasury Dealer selected by the Trustee after consultation with the Company.

     "Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any Special Redemption Date, the average, as determined by the Quotation Agent, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Trustee by such Reference Treasury Dealer at 5:00 p.m., New York City time, on the third Business Day preceding such Special Redemption Date.

     "Treasury Rate" means (i) the yield, under the heading which represents the average for the week immediately prior to the date of calculation, appearing in the most recently published statistical release designated H.15 (519) or any successor publication which is published weekly by the Federal Reserve and which establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities", for the maturity corresponding to the Remaining Life (if no maturity is within three months before or after the Remaining Life, yields for the two published maturities most closely corresponding to the Remaining Life shall be determined and the Treasury Rate shall be interpolated or extrapolated from such yields on a straight-line basis, rounding to the nearest month) or (ii) if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields, the rate per annum equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price for such Special Redemption Date. The Treasury Rate shall be calculated on the third Business Day preceding the Special Redemption Date.

     In the event of redemption of this Debt Security in part only, a new Debt Security or Debt Securities for the unredeemed portion hereof will be issued in the name of the holder hereof upon the cancellation hereof.

     In case an Event of Default, as defined in the Indenture, shall have occurred and be continuing, the principal of all of the Debt Securities may be declared due and payable, and upon such declaration of acceleration shall become due and payable, in the manner, with the effect and subject to the conditions provided in the Indenture.

     The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debt Securities at the time outstanding affected thereby, as specified in the Indenture, to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debt Securities; provided, however, that no such supplemental indenture shall, among other
---------  --------
things, without the consent of the holders of each Debt Security then outstanding and affected thereby (i) extend the fixed maturity of the Debt Securities, or reduce the principal amount thereof or any redemption premium thereon, or reduce the rate or extend the time of payment of interest thereon, or make the principal of, or any interest or premium on, the Debt Securities payable in any coin or currency other than that provided in the Debt Securities, or impair or affect the right of any holder of Debt Securities to institute suit for the payment thereof, or (ii) reduce the aforesaid percentage of Debt Securities, the holders of which are required to consent to any such supplemental indenture. The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debt Securities at the time outstanding, on behalf of all of the holders of the Debt Securities, to waive any past default in the performance of any of the covenants contained in the Indenture, or established pursuant to the Indenture, and its consequences, except a default in the payment of the principal of or premium, if any, or interest on any of the Debt Securities. Any such consent or waiver by the registered holder of this Debt Security (unless revoked as provided in the Indenture) shall be conclusive and binding upon such holder and upon all future holders and owners of this Debt Security and of any Debt Security issued in exchange herefor or in place hereof (whether by registration of transfer or otherwise), irrespective of whether or not any notation of such consent or waiver is made upon this Debt Security.

     No reference herein to the Indenture and no provision of this Debt Security or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and premium, if any, and interest on this Debt Security at the time and place and at the rate and in the money herein prescribed.

     As provided in the Indenture and subject to certain limitations herein and therein set forth, this Debt Security is transferable by the registered holder hereof on the Debt Security Register of the Company, upon surrender of this Debt Security for registration of transfer at the office or agency of the Trustee in Wilmington, Delaware accompanied by a written instrument or instruments of transfer in form satisfactory to the Company or the Trustee duly executed by the registered holder hereof or such holder's attorney duly authorized in writing, and thereupon one or more new Debt Securities of authorized denominations and for the same aggregate principal amount will be issued to the designated transferee or transferees. No service charge will be made for any such registration of transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in relation thereto.

     Prior to due presentment for registration of transfer of this Debt Security, the Company, the Trustee, any Authenticating Agent, any paying agent, any transfer agent and the Debt Security registrar may deem and treat the registered holder hereof as the absolute owner hereof (whether or not this Debt Security shall be overdue and notwithstanding any notice of ownership or writing hereon) for the purpose of receiving payment of or on account of the principal hereof and interest due hereon and for all other purposes, and neither the Company nor the Trustee nor any Authenticating Agent nor any paying agent nor any transfer agent nor any Debt Security registrar shall be affected by any notice to the contrary.

     No recourse shall be had for the payment of the principal of or the interest on this Debt Security, or for any claim based hereon, or otherwise in respect hereof, or based on or in respect of the Indenture, against any incorporator, stockholder, officer or director, past, present or future, as such, of the Company or of any predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issuance hereof, expressly waived and released.

     The Debt Securities are issuable only in registered certificated form without coupons. As provided in the Indenture and subject to certain limitations herein and therein set forth, Debt Securities are exchangeable for a like aggregate principal amount of Debt Securities of a different authorized denomination, as requested by the holder surrendering the same.

     All terms used in this Debt Security that are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     THE LAW OF THE STATE OF NEW YORK SHALL GOVERN THE INDENTURE AND THE DEBT SECURITIES, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF.

                                                                    Exhibit 4.19

                          CAPITAL SECURITY CERTIFICATE

     THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS OR ANY OTHER APPLICABLE SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR UNLESS SUCH TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES TO OFFER, SELL OR OTHERWISE TRANSFER SUCH SECURITY ONLY
(A) TO THE DEBENTURE ISSUER OR THE TRUST, (B) PURSUANT TO RULE 144A UNDER THE SECURITIES ACT ("RULE 144A"), TO A PERSON THE HOLDER REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A, (C) PURSUANT TO AN EXEMPTION FROM REGISTRATION TO AN "ACCREDITED INVESTOR" WITHIN THE MEANING OF SUBPARAGRAPH (a) (1), (2), (3) OR (7) OF RULE 501 UNDER THE SECURITIES ACT THAT IS ACQUIRING THE SECURITY FOR ITS OWN ACCOUNT, OR FOR THE ACCOUNT OF AN "ACCREDITED INVESTOR," FOR INVESTMENT PURPOSES AND NOT WITH A VIEW TO, OR FOR OFFER OR SALE IN CONNECTION WITH, ANY DISTRIBUTION IN VIOLATION OF THE SECURITIES ACT, OR (D) PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE
REGISTRATION  REQUIREMENTS  OF THE  SECURITIES  ACT,  SUBJECT  TO THE  DEBENTURE
ISSUER'S AND THE TRUST'S RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER PURSUANT TO CLAUSES (C) OR (D) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM IN ACCORDANCE WITH THE AMENDED AND RESTATED DECLARATION OF TRUST, A COPY OF WHICH MAY BE OBTAINED FROM THE DEBENTURE ISSUER OR THE TRUST. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES THAT IT WILL COMPLY WITH THE FOREGOING RESTRICTIONS.

     THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF AGREES, REPRESENTS AND WARRANTS THAT IT WILL NOT ENGAGE IN HEDGING TRANSACTIONS INVOLVING THIS SECURITY UNLESS SUCH TRANSACTIONS ARE IN COMPLIANCE WITH THE SECURITIES ACT.

     THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF ALSO AGREES, REPRESENTS AND WARRANTS THAT IT IS NOT AN EMPLOYEE BENEFIT, INDIVIDUAL
RETIREMENT ACCOUNT OR OTHER PLAN OR ARRANGEMENT SUBJECT TO TITLE I OF THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974, AS AMENDED ("ERISA"), OR
SECTION 4975 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED (THE "CODE"), (EACH A "PLAN"), OR AN ENTITY WHOSE UNDERLYING ASSETS INCLUDE "PLAN ASSETS" BY REASON OF ANY PLAN'S INVESTMENT IN THE ENTITY AND NO PERSON INVESTING "PLAN ASSETS" OF ANY PLAN MAY ACQUIRE OR HOLD THIS SECURITY OR ANY INTEREST THEREIN, UNLESS SUCH PURCHASER OR HOLDER IS ELIGIBLE FOR THE EXEMPTIVE RELIEF AVAILABLE UNDER U.S. DEPARTMENT OF LABOR PROHIBITED TRANSACTION CLASS EXEMPTION 96-23, 95-60, 91-38, 90-1 OR 84-14 OR ANOTHER APPLICABLE EXEMPTION OR ITS PURCHASE AND HOLDING OF THIS SECURITY IS NOT PROHIBITED BY SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE WITH RESPECT TO SUCH PURCHASE OR HOLDING. ANY PURCHASER OR HOLDER OF THIS SECURITY OR ANY INTEREST THEREIN WILL BE DEEMED TO HAVE REPRESENTED BY ITS PURCHASE AND HOLDING THEREOF THAT EITHER (i) IT IS NOT AN EMPLOYEE BENEFIT PLAN WITHIN THE MEANING OF SECTION 3(3) OF ERISA, OR A PLAN TO WHICH SECTION 4975 OF THE CODE IS APPLICABLE, A TRUSTEE OR OTHER PERSON ACTING ON BEHALF OF AN EMPLOYEE BENEFIT PLAN OR PLAN, OR ANY OTHER PERSON OR ENTITY USING THE ASSETS OF ANY EMPLOYEE BENEFIT PLAN OR PLAN TO FINANCE SUCH PURCHASE, OR (ii) SUCH PURCHASE WILL NOT RESULT IN A PROHIBITED TRANSACTION UNDER SECTION 406 OF ERISA OR SECTION 4975 OF THE CODE FOR WHICH THERE IS NO APPLICABLE STATUTORY OR ADMINISTRATIVE EXEMPTION.

     IN CONNECTION WITH ANY TRANSFER, THE HOLDER WILL DELIVER TO THE REGISTRAR AND TRANSFER AGENT SUCH CERTIFICATES AND OTHER INFORMATION AS MAY BE REQUIRED BY THE AMENDED AND RESTATED DECLARATION OF TRUST TO CONFIRM THAT THE TRANSFER COMPLIES WITH THE FOREGOING RESTRICTIONS.

     THIS SECURITY WILL BE ISSUED AND MAY BE TRANSFERRED ONLY IN BLOCKS HAVING A LIQUIDATION AMOUNT OF NOT LESS THAN $100,000 AND MULTIPLES OF $1,000 IN EXCESS THEREOF. ANY ATTEMPTED TRANSFER OF THIS SECURITY IN A BLOCK HAVING A LIQUIDATION AMOUNT OF LESS THAN $100,000 SHALL BE DEEMED TO BE VOID AND OF NO LEGAL EFFECT WHATSOEVER. ANY SUCH PURPORTED TRANSFEREE SHALL BE DEEMED NOT TO BE THE HOLDER OF THIS SECURITY FOR ANY PURPOSE, INCLUDING, BUT NOT LIMITED TO, THE RECEIPT OF DISTRIBUTIONS ON THIS SECURITY, AND SUCH PURPORTED TRANSFEREE SHALL BE DEEMED TO HAVE NO INTEREST WHATSOEVER IN THIS SECURITY.

Certificate Number P-1                       Number of Capital Securities 25,000

                    Certificate Evidencing Capital Securities

                                       of

                            FIRST BANK CAPITAL TRUST

                             Floating Rate TRUPS(R)

                (liquidation amount $1,000 per Capital Security)

     First Bank Capital Trust, a statutory business trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that JPMorgan Chase Bank, as Trustee for the benefit of the Noteholders of MM Community Funding III, Ltd (the "Holder") is the registered owner of 25,000 capital securities of the Trust representing undivided beneficial interests in the assets of the Trust, designated the Floating Rate TRUPS(R) (liquidation amount $1,000 per Capital Security) (the "Capital Securities"). Subject to the Declaration (as defined below), the Capital Securities are transferable on the books and records of the Trust, in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer. The Capital Securities represented hereby are issued pursuant to, and the designation, rights, privileges, restrictions, preferences and other terms and provisions of the Capital Securities shall in all respects be subject to, the provisions of the Amended and Restated Declaration of Trust of the Trust, dated as of April 10, 2002, among Allen H. Blake and Lisa K. Vansickle, as Administrators, Wilmington Trust Company, as Delaware Trustee, Wilmington Trust Company, as Institutional Trustee, First Banks, Inc., as Sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, including the designation of the terms of the Capital Securities as set forth in Annex I to the Declaration, as the same may be amended from time to time (the "Declaration"). Capitalized terms used herein but not defined shall have the meaning given them in the Declaration. The Holder is entitled to the benefits of the Guarantee to the extent provided therein. The Sponsor will provide a copy of the Declaration, the Guarantee, and the Indenture to the Holder without charge upon written request to the Sponsor at its principal place of business.

     Upon receipt of this Security, the Holder is bound by the Declaration and is entitled to the benefits thereunder. By acceptance of this Security, the Holder agrees to treat, for United States federal income tax purposes, the Debentures as indebtedness and the Capital Securities as evidence of beneficial ownership in the Debentures.

     This Capital Security is governed by, and shall be construed in accordance with, the laws of the State of Delaware, without regard to principles of conflict of laws.

            IN WITNESS WHEREOF, the Trust has duly executed this certificate.


                                      FIRST BANK CAPITAL TRUST

                                      By: /s/ Allen H. Blake
                                          --------------------------------------
                                      Name:   Allen H. Blake
                                      Title:  Administrator

                                      Dated:  April 10, 2002
                                            ------------------------------------



                          CERTIFICATE OF AUTHENTICATION

            This is one of the Capital Securities referred to in the within-mentioned Declaration.


                                       WILMINGTON TRUST COMPANY,
                                       not in its individual capacity but solely as the Institutional Trustee



                                      By: /s/ Anita E. Dallago
                                          --------------------------------------
                                              Authorized Officer

                                      Dated:  April 10, 2002
                                           -------------------------------------

                               REVERSE OF SECURITY
                               -------------------

     Distributions payable on each Capital Security will be payable at a variable per annum rate of interest, reset semi-annually, equal to LIBOR (as defined in the Declaration) plus 3.875% (the "Coupon Rate") of the stated liquidation amount of $1,000 per Capital Security, such rate being the rate of interest payable on the Debentures to be held by the Institutional Trustee (provided, that the applicable Coupon Rate may not exceed 11.00% through the Distribution Payment Date in April 2007). Except as set forth below in respect of an Extension Period, Distributions in arrears for more than one semi-annual period will bear interest thereon compounded semi-annually at the applicable Coupon Rate for each such semi-annual period (to the extent permitted by applicable law). The term "Distributions" as used herein includes cash distributions, any such compounded distributions and any Additional Interest payable on the Debentures unless otherwise stated. A Distribution is payable only to the extent that payments are made in respect of the Debentures held by the Institutional Trustee and to the extent the Institutional Trustee has funds available in the Property Account therefor. The amount of Distributions payable for any period will be computed for any full semi-annual Distribution period on the basis of a 360-day year and the actual number of days elapsed in the relevant Distribution period.

     Except as otherwise described below, Distributions on the Capital Securities will be cumulative, will accrue from the date of original issuance and will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on October 22, 2002 (each, a "Distribution Payment Date"). The Debenture Issuer has the right under the Indenture to defer payments of interest on the Debentures by extending the interest payment period for up to 10 consecutive semi-annual periods (each, an "Extension Period") at any time and from time to time on the Debentures, subject to the conditions described below, during which Extension Period no interest shall be due and payable (except any Additional Interest that may be due and payable). During any Extension Period, interest will continue to accrue on the Debentures, and interest on such accrued interest (such accrued interest and interest thereon referred to herein as "Deferred Interest") will accrue at an annual rate equal to the Coupon Rate in effect for each such Extension Period, compounded semi-annually from the date such Deferred Interest would have been payable were it not for the Extension Period, to the extent permitted by law. No Extension Period may end on a date other than a Distribution Payment Date. At the end of any such Extension Period, the Debenture Issuer shall pay all Deferred Interest then accrued and unpaid on the Debentures; provided, however, that no Extension Period may extend beyond the Maturity Date. Prior to the termination of any Extension Period, the Debenture Issuer may further extend such period, provided, that such period together with all such previous and further consecutive extensions thereof shall not exceed 10 consecutive semi-annual periods, or extend beyond the Maturity Date. Upon the termination of any Extension Period and upon the payment of all Deferred Interest, the Debenture Issuer may commence a new Extension Period, subject to the foregoing requirements. No interest or Deferred Interest shall be due and payable during an Extension Period, except at the end thereof, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear Deferred Interest. If Distributions are deferred, the Distributions due shall be paid on the date that the related Extension Period terminates to Holders of the Securities as they appear on the books and records of the Trust on the record date immediately preceding such date. Distributions on the Securities must be paid on the dates payable (after giving effect to any Extension Period) to the extent that the Trust has funds available for the payment of such distributions in the Property Account of the Trust. The Trust's funds available for Distribution to the Holders of the Securities will be limited to payments received from the Debenture Issuer. The payment of Distributions out of moneys held by the Trust is guaranteed by the Guarantor pursuant to the Guarantee.

     The Capital Securities shall be redeemable as provided in the Declaration.

                                   ASSIGNMENT

     FOR VALUE RECEIVED, the undersigned assigns and transfers this Capital Security Certificate to:


-----------------------

-----------------------

-----------------------

(Insert assignee's social security or tax identification number)


-----------------------

-----------------------

-----------------------


(Insert address and zip code of assignee),

and irrevocably appoints _______________________________________________________
as agent to transfer this Capital Security Certificate on the books of the Trust. The agent may substitute another to act for it, him or her.

                  Date: _________________________________

                  Signature: ____________________________

                  (Sign exactly as your name appears on the other side of this Capital Security Certificate)

                  Signature Guarantee:1










---------------------------
1 Signature must be guaranteed by an "eligible guarantor institution" that is a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Security registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Security registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 99.1

                        CERTIFICATION OF PERIODIC REPORT

         I, James F. Dierberg, Chairman of the Board of Directors and Chief Executive Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 12, 2002               /s/ James F. Dierberg
                                      ------------------------------------------
                                          James F. Dierberg
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

                                                                    Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT

         I,  Allen H.  Blake,  President  and Chief  Financial  Officer of First
Banks,   Inc.  (the   Company),   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 12, 2002               /s/ Allen H. Blake
                                      ------------------------------------------
                                          Allen H. Blake
                                          President and Chief Financial Officer