Form 10-Q
period 2002-09-30
FIRST BANKS INC
filed 2002-11-12
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2002

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


                                                        Shares Outstanding
                Class                                   at October 31, 2002
                -----                                   -------------------
    Common Stock, $250.00 par value                           23,661


                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          16

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          29

   ITEM 4.      CONTROLS AND PROCEDURES.............................................................          30

PART II.        OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................................          31

SIGNATURES..........................................................................................          32

CERTIFICATIONS......................................................................................        33 - 36


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)


                                                                                      September 30,    December 31,
                                                                                          2002            2001
                                                                                          ----            ----
                                                                                       (unaudited)

                                      ASSETS
                                      ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    165,251         181,522
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          2,093           4,664
     Federal funds sold............................................................         79,300          55,688
                                                                                      ------------     -----------
          Total cash and cash equivalents..........................................        246,644         241,874
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        895,491         610,466
     Held to maturity, at amortized cost (fair value of $20,037 and $20,812
       at September 30, 2002 and December 31, 2001, respectively)..................         19,384          20,602
                                                                                      ------------     -----------
          Total investment securities..............................................        914,875         631,068
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,610,062       1,681,846
     Real estate construction and development......................................        983,346         954,913
     Real estate mortgage..........................................................      2,518,374       2,445,847
     Consumer and installment......................................................         98,376         124,542
     Loans held for sale...........................................................        261,258         204,206
                                                                                      ------------     -----------
          Total loans..............................................................      5,471,416       5,411,354
     Unearned discount.............................................................         (7,396)         (2,485)
     Allowance for loan losses.....................................................       (109,875)        (97,164)
                                                                                      ------------     -----------
          Net loans................................................................      5,354,145       5,311,705
                                                                                      ------------     -----------

Derivative instruments.............................................................        101,872          54,889
Bank premises and equipment, net of accumulated depreciation and amortization......        155,419         149,604
Intangibles associated with the purchase of subsidiaries, net of amortization......        140,259         125,440
Bank-owned life insurance..........................................................         91,216          87,200
Accrued interest receivable........................................................         33,953          37,349
Deferred income taxes..............................................................         97,182          94,546
Other assets.......................................................................         35,969          44,776
                                                                                      ------------     -----------
          Total assets.............................................................   $  7,171,534       6,778,451
                                                                                      ============     ===========


The accompanying notes are an integral part of the consolidated financial statements.






                                              FIRST BANKS, INC.

                                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (dollars expressed in thousands, except share and per share data)


                                                                                      September 30,   December 31,
                                                                                          2002            2001
                                                                                          ----            ----
                                                                                       (unaudited)

                                   LIABILITIES
                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    954,017         921,455
       Interest-bearing............................................................        765,390         629,015
     Savings.......................................................................      2,026,734       1,832,939
     Time:
       Time deposits of $100 or more...............................................        496,118         484,201
       Other time deposits.........................................................      1,783,444       1,816,294
                                                                                      ------------     -----------
          Total deposits...........................................................      6,025,703       5,683,904
Short-term borrowings..............................................................        214,054         243,134
Note payable.......................................................................             --          27,500
Guaranteed preferred beneficial interests in:
     First Banks, Inc. subordinated debentures.....................................        222,259         191,539
     First Banks America, Inc. subordinated debentures.............................         45,373          44,342
Accrued interest payable...........................................................         13,466          16,006
Deferred income taxes..............................................................         63,016          43,856
Accrued expenses and other liabilities.............................................         61,685          61,515
Minority interest in subsidiary....................................................         19,784          17,998
                                                                                      ------------     -----------
          Total liabilities........................................................      6,665,340       6,329,794
                                                                                      ------------     -----------

                               STOCKHOLDERS' EQUITY
                               --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at September 30, 2002 and December 31, 2001.................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Capital surplus....................................................................          5,950           6,074
Retained earnings..................................................................        419,146         389,308
Accumulated other comprehensive income.............................................         62,120          34,297
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        506,194         448,657
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  7,171,534       6,778,451
                                                                                      ============     ===========

                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                             Three Months Ended   Nine Months Ended
                                                                                September 30,       September 30,
                                                                             ------------------   -----------------
                                                                               2002       2001     2002     2001
                                                                               ----       ----     ----     ----
Interest income:
     Interest and fees on loans............................................ $ 96,080   102,181    293,904  315,098
     Investment securities.................................................    9,219     6,098     24,368   20,919
     Federal funds sold and other..........................................      512     2,445      1,454    4,100
                                                                            --------   -------   -------- --------
          Total interest income............................................  105,811   110,724    319,726  340,117
                                                                            --------   -------   -------- --------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    1,786     1,892      5,739    5,372
       Savings.............................................................    8,819    12,402     27,253   39,927
       Time deposits of $100 or more.......................................    4,624     6,788     14,803   22,117
       Other time deposits.................................................   15,986    23,486     51,837   76,629
     Short-term borrowings.................................................      806     1,338      2,635    5,000
     Note payable..........................................................      309       555        839    2,328
     Guaranteed preferred debentures.......................................    5,300     4,489     18,629   13,467
                                                                            --------   -------   -------- --------
          Total interest expense...........................................   37,630    50,950    121,735  164,840
                                                                            --------   -------   -------- --------
          Net interest income..............................................   68,181    59,774    197,991  175,277
Provision for loan losses..................................................   13,700     6,800     38,700   13,910
                                                                            --------   -------   -------- --------
          Net interest income after provision for loan losses..............   54,481    52,974    159,291  161,367
                                                                            --------   -------   -------- --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    8,491     5,731     21,985   16,268
     Gain on mortgage loans sold and held for sale.........................    7,857     2,386     20,316    9,718
     (Loss) gain on sale of credit card portfolio, net of expenses.........       --      (422)        --    1,853
     Net (loss) gain on sales of available-for-sale investment securities..       (2)      (32)        90     (145)
     Bank-owned life insurance investment income...........................    1,505       970      4,318    3,069
     Net gain  on derivative instruments...................................    1,963     8,915      1,714   14,401
     Other.................................................................    5,662     4,298     16,417   12,580
                                                                            --------   -------   -------- --------
          Total noninterest income.........................................   25,476    21,846     64,840   57,744
                                                                            --------   -------   -------- --------
Noninterest expense:
     Salaries and employee benefits........................................   28,350    23,092     84,506   68,889
     Occupancy, net of rental income.......................................    6,302     4,163     15,938   12,379
     Furniture and equipment...............................................    4,191     3,228     12,730    8,845
     Postage, printing and supplies........................................    1,346     1,270      4,205    3,528
     Information technology fees...........................................    7,814     6,940     24,411   19,891
     Legal, examination and professional fees..............................    2,866     1,991      6,463    5,415
     Amortization of intangibles associated with
          the purchase of subsidiaries.....................................      516     1,861      1,480    5,573
     Communications........................................................      671       710      2,375    2,223
     Advertising and business development..................................    1,181     1,223      4,132    4,405
     Other.................................................................    5,917     5,845     18,992   26,213
                                                                            --------   -------   -------- --------
          Total noninterest expense........................................   59,154    50,323    175,232  157,361
                                                                            --------   -------   -------- --------
          Income before provision for income taxes, minority interest in income of subsidiary and cumulative effect of change
              in accounting principle......................................   20,803    24,497     48,899   61,750
Provision for income taxes.................................................    7,372     9,539     17,471   24,120
                                                                            --------   -------   -------- --------
          Income before minority interest in income of subsidiary
              and cumulative effect of change in accounting principle......   13,431    14,958     31,428   37,630
Minority interest in income of subsidiary..................................      437       577      1,066    1,622
                                                                            --------   -------   -------- --------
          Income before cumulative effect of change
              in accounting principle......................................   12,994    14,381     30,362   36,008
Cumulative effect of change in accounting principle, net of tax............       --        --         --   (1,376)
                                                                            --------   -------   -------- --------
          Net income.......................................................   12,994    14,381     30,362   34,632
Preferred stock dividends..................................................      196       196        524      524
                                                                            --------   -------   -------- --------
          Net income available to common stockholders...................... $ 12,798    14,185     29,838   34,108
                                                                            ========   =======   ======== ========

Basic earnings per common share:
     Income before cumulative effect of change in accounting principle..... $ 540.87    599.47   1,261.05 1,499.67
     Cumulative effect of change in accounting principle, net of tax.......       --        --         --   (58.16)
                                                                            --------   -------   -------- --------
     Basic................................................................. $ 540.87    599.47   1,261.05 1,441.51
                                                                            ========   =======   ======== ========
Diluted earnings per common share:
     Income before cumulative effect of change in accounting principle..... $ 534.32    587.93   1,246.05 1,468.14
     Cumulative effect of change in accounting principle, net of tax.......       --        --         --   (58.16)
                                                                            --------   -------   -------- --------
     Diluted............................................................... $ 534.32    587.93   1,246.05 1,409.98
                                                                            =========  ========  ======== ========

Weighted average common stock outstanding..................................   23,661    23,661     23,661   23,661
                                                                            ========   =======   ======== ========

The accompanying notes are an integral part of the consolidated financial statements.


                                               FIRST BANKS, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
              Nine Months Ended September 30, 2002 and 2001 and Three Months Ended December 31, 2001
                            (dollars expressed in thousands, except per share data)


                                                     Adjustable Rate                                        Accu-
                                                     Preferred Stock                                       mulated
                                                   ------------------                                       Other    Total
                                                   Class A                               Compre-           Compre-   Stock-
                                                   Conver-             Common   Capital  hensive Retained  hensive  holders'
                                                    tible     Class B   Stock   Surplus  Income  Earnings  Income    Equity
                                                    -----     -------   -----   -------  ------  --------  ------    ------

Consolidated balances, December 31, 2000.........  $12,822      241    5,915     2,267            325,580    6,021  352,846
Nine months ended September 30, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   34,632    34,632       --   34,632
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --   10,555        --   10,555   10,555
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --       --       --        --    9,069        --    9,069    9,069
          Current period transactions............       --       --       --        --   34,919        --   34,919   34,919
          Reclassification to earnings...........       --       --       --        --   (2,927)       --   (2,927)  (2,927)
                                                                                         ------
      Comprehensive income.......................                                        86,248
                                                                                         ======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --       259                 --       --      259
                                                   -------    -----    -----     -----            -------   ------  -------
Consolidated balances, September 30, 2001........   12,822      241    5,915     2,526            359,688   57,637  438,829
Three months ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --       --       --        --   29,882    29,882       --   29,882
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --  (12,426)       --  (12,426) (12,426)
        Derivative instruments:
          Current period transactions............       --       --       --        --   (7,898)       --   (7,898)  (7,898)
          Reclassification to earnings...........       --       --       --        --   (3,016)       --   (3,016)  (3,016)
                                                                                         ------
      Comprehensive income.......................                                         6,542
                                                                                         ======
    Class A preferred stock dividends,
      $0.70 per share............................       --       --       --        --               (256)      --     (256)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                 (6)      --       (6)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --     3,548                 --       --    3,548
                                                   -------    -----     ----     -----            -------   ------   ------
Consolidated balances, December 31, 2001.........   12,822      241    5,915     6,074            389,308   34,297  448,657
Nine months ended September 30, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   30,362    30,362       --   30,362
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    7,121        --    7,121    7,121
        Derivative instruments:
          Current period transactions............       --       --       --        --   20,702        --   20,702   20,702
                                                                                         ------
      Comprehensive income.......................                                        58,185
                                                                                         ======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --               (513)      --     (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (11)      --      (11)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (124)                --       --     (124)
                                                   -------    -----     ----      ----            -------   ------   ------
Consolidated balances, September 30, 2002........  $12,822      241     5,915     5,950           419,146   62,120   506,194
                                                   =======    =====     =====     =====           =======   ======   =======

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                        Three Months Ended  Nine Months Ended   Three Months Ended
                                                                           September 30,      September 30,        December 31,
                                                                        -----------------  ------------------   ------------------
                                                                          2002      2001      2002       2001          2001
                                                                          ----      ----      ----       ----          ----

     Unrealized (losses) gains on investment securities
        arising during the period...................................... $ (500)    1,005     7,180      10,461          (163)
     Less reclassification adjustment for (losses)
        gains included in net income...................................     (1)      (21)       59         (94)       12,263
                                                                         -----     -----     -----      ------        ------
     Unrealized (losses) gains on investment securities................ $ (499)    1,026     7,121      10,555       (12,426)
                                                                        ======     =====     =====      ======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             -----------------------
                                                                                               2002           2001
                                                                                               ----           ----

Cash flows from operating activities:
     Net income........................................................................... $   30,362        34,632
     Adjustments to reconcile net income to net cash used in operating activities:
       Cumulative effect of change in accounting principle, net of tax....................         --         1,376
       Depreciation and amortization of bank premises and equipment.......................     13,857         8,954
       Amortization, net of accretion.....................................................     11,869         6,641
       Originations and purchases of loans held for sale.................................. (1,299,522)   (1,088,069)
       Proceeds from the sale of loans held for sale......................................  1,092,359       982,205
       Provision for loan losses..........................................................     38,700        13,910
       Provision for income taxes.........................................................     17,471        24,120
       Payments of income taxes...........................................................    (18,096)      (21,290)
       Decrease in accrued interest receivable............................................      3,891         5,488
       Interest accrued on liabilities....................................................    121,735       164,840
       Payments of interest on liabilities................................................   (125,303)     (165,105)
       Gain on mortgage loans sold and held for sale......................................    (20,316)       (9,718)
       Gain on sale of credit card portfolio, net of expenses.............................         --        (1,853)
       Net (gain) loss on sales of available-for-sale investment securities...............        (90)          145
       Net gain on derivative instruments.................................................     (1,714)      (14,401)
       Other operating activities, net....................................................     13,381       (18,928)
       Minority interest in income of subsidiary..........................................      1,066         1,622
                                                                                           ----------    ----------
          Net cash used in operating activities...........................................   (120,350)      (75,431)
                                                                                           ----------    ----------

Cash flows from investing activities:
     Cash received from acquired entities, net of cash and cash equivalents paid..........     44,097            --
     Proceeds from sales of investment securities available for sale......................     55,130        74,991
     Maturities of investment securities available for sale...............................    855,121       425,492
     Maturities of investment securities held to maturity.................................      3,456         2,765
     Purchases of investment securities available for sale................................   (957,312)     (455,190)
     Purchases of investment securities held to maturity..................................     (2,260)         (240)
     Proceeds from terminations of derivative instruments.................................         --         5,396
     Net decrease in loans................................................................    114,333        57,944
     Recoveries of loans previously charged-off...........................................     11,692         7,202
     Purchases of bank premises and equipment.............................................    (13,576)      (29,212)
     Other investing activities, net......................................................      8,622         3,147
                                                                                           ----------    ----------
          Net cash provided by investing activities.......................................    119,303        92,295
                                                                                           ----------    ----------

Cash flows from financing activities:
     Increase in demand and savings deposits..............................................    213,963       148,576
     Decrease in time deposits............................................................   (157,154)      (95,111)
     Decrease in federal funds purchased..................................................    (81,000)           --
     Decrease in Federal Home Loan Bank advances..........................................    (10,600)           --
     Increase (decrease) in securities sold under agreements to repurchase................     44,399        (5,417)
     Advances drawn on note payable.......................................................     36,500         5,000
     Repayments of note payable...........................................................    (64,000)      (58,500)
     Proceeds from issuance of guaranteed preferred subordinated debentures...............     24,233            --
     Payment of preferred stock dividends.................................................       (524)         (524)
     Other financing activities, net......................................................         --           (94)
                                                                                           ----------    ----------
          Net cash provided by (used in) financing activities.............................      5,817        (6,070)
                                                                                           ----------    ----------
          Net increase in cash and cash equivalents.......................................      4,770        10,794
Cash and cash equivalents, beginning of period............................................    241,874       198,279
                                                                                           ----------    ----------
Cash and cash equivalents, end of period.................................................. $  246,644       209,073
                                                                                           ==========    ==========

Noncash investing and financing activities:
     Reduction of deferred tax asset valuation reserve.................................... $       --           565
     Loans transferred to other real estate...............................................      3,584         2,821
     Loans held for sale transferred to available-for-sale investment securities..........         --           753
     Loans held for sale transferred to mortgage-backed securities........................    149,830            --
     Loans held for sale transferred to loans.............................................      2,923        35,074
                                                                                           ==========    ==========
The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. In particular, the guaranteed preferred beneficial interests in First Banks, Inc. and First Banks America, Inc. subordinated debentures have been reclassified into the liabilities section on the consolidated balance sheets rather than presented as a separate line item excluded from the calculation of total liabilities. Consequently, the guaranteed preferred debentures expense has been reclassified to interest expense from noninterest expense in the consolidated statements of income.

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

         The Subsidiary Banks are wholly owned by their respective parent companies except FBA, which was 93.76% and 93.69% owned by First Banks at September 30, 2002 and December 31, 2001, respectively.

 (2)     ACQUISITIONS AND OTHER CORPORATE TRANSACTIONS

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

         On June 22, 2002, FB&T completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office, including a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years utilizing the straight-line method.

         On September 17, 2002, First Banks and Allegiant Bancorp, Inc. (Allegiant) signed an agreement and plan of exchange that provides for First Banks to acquire Allegiant's wholly owned banking subsidiary, Bank of Ste. Genevieve (BSG). BSG operates two locations in Ste. Genevieve, Missouri, and reported total assets of $111.1 million and total deposits of $91.1 million at September 30, 2002. Under the terms of the agreement, First Banks will acquire BSG in exchange for approximately 974,150 shares of Allegiant common stock that are currently held by First Banks. The transaction, which is subject to regulatory approvals, is expected to be completed during the fourth quarter of 2002. First Banks will continue to own approximately 232,000 shares of Allegiant common stock subsequent to completion of the transaction.

         On September 23, 2002, First Banks and FBA signed an agreement and plan of merger pursuant to which First Banks will acquire all of FBA's outstanding capital stock that is not already owned by First Banks for a price of $40.54 per share. At September 30, 2002, FBA had 801,453 shares, or approximately 6.24% of its outstanding stock, held publicly. First Banks owned the other 93.76%. The merger agreement provides for the merger of FBA Acquisition Corporation with and into FBA. Upon consummation of the merger, the legal existence of FBA Acquisition Corporation and FBA will be combined and FBA will become a wholly owned subsidiary of First Banks. At that time, FBA will be merged with and into First Banks. The transaction, which is subject to shareholder approval, is expected to be completed in December 2002.

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

         On January 1, 2002, First Banks adopted SFAS No. 142. At the date of adoption, First Banks had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, First Banks continues to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with purchases of branch offices. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses.

         First Banks completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at September 30, 2002 and December 31, 2001:

                                                     September 30, 2002              December 31, 2001
                                                ----------------------------  ----------------------------
                                                   Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  13,871         (1,372)         9,580               --
         Goodwill associated with
           purchases of branch offices.........      2,210           (684)         2,210             (576)
                                                 ---------        -------        -------          -------
              Total............................  $  16,081         (2,056)        11,790             (576)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 126,234                       114,226
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $516,000 and $1.5 million for the three and nine months ended September 30, 2002, respectively, and $1.9 million and $5.6 million for the comparable periods in 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                              (dollars expressed
                                                                 in thousands)

         Year ending December 31:
               2002 (1).....................................    $ 1,996
               2003.........................................      2,064
               2004.........................................      2,064
               2005.........................................      2,064
               2006.........................................      2,064
               2007.........................................      2,064
                                                                -------
                  Total.....................................    $12,316
                                                                =======
         ----------------------------
         (1) Includes $1.5 million of amortization for the nine months ended September 30, 2002.

         Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002 were as follows:

                                                Three Months Ended September 30, 2002   Nine Months Ended September 30, 2002
                                                -------------------------------------   ------------------------------------
                                                 First Bank        FB&T        Total     First Bank       FB&T        Total
                                                 ----------        ----        -----     ----------       ----        -----
                                                                      (dollars expressed in thousands)

     Balance, beginning of period............   $ 31,173          96,623     127,796       19,165       96,695      115,860
     Goodwill acquired during period.........         --              --          --       12,577           --       12,577
     Acquisition-related adjustments.........         --              --          --         (569)          --         (569)
     Amortization - purchases of
        branch offices.......................         --             (36)        (36)          --         (108)        (108)
                                                --------         -------     -------      -------       ------      -------

     Balance, end of period..................   $ 31,173          96,587     127,760       31,173       96,587      127,760
                                                ========         =======     =======      =======       ======      =======

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                            --------------------         ------------------------
                                                              2002         2001             2002           2001
                                                              ----         ----             ----           ----
                                                                     (dollars expressed in thousands)
       Net income:
         Reported net income...........................     $12,994        14,381          30,362         34,632
         Add back - goodwill amortization..............          --         1,815              --          5,438
                                                            -------       -------        --------       --------
           Adjusted net income.........................     $12,994        16,196          30,362         40,070
                                                            =======       =======        ========       ========

       Basic earnings per share:
         Reported net income...........................     $540.87        599.47        1,261.05       1,441.51
         Add back - goodwill amortization..............          --         76.74              --         229.86
                                                            -------       -------        --------       --------
           Adjusted net income.........................     $540.87        676.21        1,261.05       1,671.37
                                                            =======       =======        ========       ========

       Diluted earnings per share:
         Reported net income...........................     $534.32        587.93        1,246.05       1,409.98
         Add back - goodwill amortization..............          --         74.26              --         221.50
                                                            -------       -------        --------       --------
           Adjusted net income.........................     $534.32        662.19        1,246.05       1,631.48
                                                            =======       =======        ========       ========

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

         On October 1, 2002, the FASB issued SFAS No. 147 -- Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 -- Accounting for Certain Acquisitions of Banking or Thrift Institutions and SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets and FASB Interpretation No. 9 -- Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No.
72. SFAS No. 147 also provides guidance on the accounting for impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of SFAS No. 147 are effective for acquisitions on or after October 1, 2002. On October 1, 2002, FBI implemented SFAS No. 147, which did not have a material effect on the consolidated financial statements.

(4)      MORTGAGE SERVICING RIGHTS

         Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to 10 years. The weighted average amortization period of the mortgage servicing rights is approximately seven years.

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                      --------------------       ------------------
                                                                      2002           2001        2002         2001
                                                                      ----           ----        ----         ----
                                                                             (dollars expressed in thousands)

           Balance, beginning of period...........................    $12,354       8,629        10,125       7,048
           Originated mortgage servicing rights...................      1,998       1,402         5,958       4,693
           Amortization...........................................       (984)       (965)       (2,715)     (2,675)
                                                                      -------      ------       -------      ------
           Balance, end of period.................................    $13,368       9,066        13,368       9,066
                                                                      =======      ======       =======      ======

         Amortization of mortgage servicing rights, as it relates to the balance at September 30, 2002 of $13.4 million, has been estimated through 2006 in the following table:

                                                              (dollars expressed
                                                                 in thousands)

         Year ending December 31:
            2002 (1)...........................................    $ 3,699
            2003...............................................      3,946
            2004...............................................      3,758
            2005...............................................      3,662
            2006...............................................      1,095
                                                                   -------
               Total...........................................    $16,160
                                                                   =======
         --------------------------------
         (1) Includes $2.7 million of amortization for the nine months ended September 30, 2002.

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)
     Three months ended September 30, 2002:
         Basic EPS - income before cumulative effect.....................    $  12,798         23,661      $   540.87
         Cumulative effect of change in accounting principle, net of tax.           --             --              --
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       12,798         23,661          540.87
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            650           (6.55)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  12,990         24,311      $   534.32
                                                                             =========        =======      ==========

     Three months ended September 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  14,185         23,661      $   599.47
         Cumulative effect of change in accounting principle, net of tax.           --             --              --
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       14,185         23,661          599.47
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            791          (11.54)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  14,377         24,452      $   587.93
                                                                             =========        =======      ==========

     Nine months ended September 30, 2002:
         Basic EPS - income before cumulative effect.....................    $  29,838         23,661      $ 1,261.05
         Cumulative effect of change in accounting principle, net of tax.           --             --              --
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       29,838         23,661        1,261.05
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            696          (15.00)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  30,351         24,357      $ 1,246.05
                                                                             =========        =======      ==========

     Nine months ended September 30, 2001:
         Basic EPS - income before cumulative effect.....................    $  35,484         23,661      $ 1,499.67
         Cumulative effect of change in accounting principle, net of tax.       (1,376)            --          (58.16)
                                                                             ---------        -------      ----------
         Basic EPS - income available to common stockholders.............       34,108         23,661        1,441.51
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            893          (31.53)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  34,621         24,554      $ 1,409.98
                                                                             =========        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $918,000 and $2.7 million for the three and nine months ended September 30, 2002, and $600,000 and $2.0 million for the comparable periods in 2001, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and various related services to First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P. were $6.6 million and $20.3 million for the three and nine months ended September 30, 2002, and $6.0 million and $16.9 million for the comparable periods in 2001, respectively. During the three months ended September 30, 2002 and 2001, First Services, L.P. paid First Banks $993,000 and $516,000, respectively, and during the nine months ended September 30, 2002 and 2001, First Services, L.P. paid First Banks $2.9 million and $1.5 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2002, First Banks and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of  September  30,  2002,  the most recent  notification  from First
Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized and FBA as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At September 30, 2002 and December 31, 2001, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                              Actual                                     To Be Well
                                                     --------------------------                       Capitalized Under
                                                     September 30, December 31,      For Capital      Prompt Corrective
                                                        2002           2001       Adequacy Purposes   Action Provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.97%        10.53%            8.0%               10.0%
              First Bank..............................   10.49         10.14             8.0                10.0
              FB&T....................................   10.43         11.27             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    7.79          7.57             4.0                 6.0
              First Bank..............................    9.23          8.89             4.0                 6.0
              FB&T....................................    9.17         10.02             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................    6.86          7.24             3.0                 5.0
              First Bank..............................    7.82          8.67             3.0                 5.0
              FB&T....................................    8.59          9.47             3.0                 5.0


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

         The business segment results are summarized as follows:

                                                                             First Bank                         FB&T
                                                                   ----------------------------     -------------------------
                                                                   September 30,   December 31,     September 30,December 31,
                                                                       2002            2001             2002         2001
                                                                       ----            ----             ----         ----
                                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...........................................   $  498,927           245,365        393,543      368,207
Loans, net of unearned discount.................................    3,164,965         3,086,023      2,310,588    2,323,263
Intangibles associated with the purchase
   of subsidiaries, net of amortization.........................       36,572            22,287        103,687      103,153
Total assets....................................................    4,063,159         3,707,081      3,135,105    3,057,920
Deposits........................................................    3,468,026         3,142,676      2,582,612    2,555,396
Note payable....................................................           --                --             --           --
Stockholders' equity............................................      370,842           321,336        396,298      398,713
                                                                   ==========         =========      =========    =========

                                                                             First Bank                         FB&T
                                                                     --------------------------        ----------------------
                                                                         Three Months Ended              Three Months Ended
                                                                            September 30,                   September 30,
                                                                     --------------------------        ----------------------
                                                                      2002                 2001          2002          2001
                                                                      ----                 ----          ----          ----
Income statement information:

Interest income.................................................   $   58,046            59,779         47,653       50,773
Interest expense................................................       19,802            27,266         12,276       18,818
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................       38,244            32,513         35,377       31,955
Provision for loan losses.......................................        6,500             4,800          7,200        2,000
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       31,744            27,713         28,177       29,955
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       19,309            13,187          6,617        9,023
Noninterest expense.............................................       35,756            26,943         22,223       22,383
                                                                   ----------         ---------      ---------    ---------
     Income before provision for income taxes
       and minority interest in income of subsidiary............       15,297            13,957         12,571       16,595
Provision for income taxes......................................        4,967             4,922          4,695        6,751
                                                                   ----------         ---------      ---------    ---------
     Income before minority interest in income of subsidiary....       10,330             9,035          7,876        9,844
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
     Net income.................................................   $   10,330             9,035          7,876        9,844
                                                                   ==========         =========      =========     ========

                                                                             First Bank                         FB&T
                                                                     ---------------------------       ---------------------
                                                                          Nine Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                     ---------------------------       ---------------------
                                                                      2002                 2001         2002           2001
                                                                      ----                 ----         ----           ----
Income statement information:

Interest income.................................................   $  177,682           182,765        141,787      157,851
Interest expense................................................       63,817            88,563         38,704       61,870
                                                                   ----------         ---------      ---------    ---------
     Net interest income........................................      113,865            94,202        103,083       95,981
Provision for loan losses.......................................       16,000            11,000         22,700        2,910
                                                                   ----------         ---------      ---------    ---------
     Net interest income after provision for loan losses........       97,865            83,202         80,383       93,071
                                                                   ----------         ---------      ---------    ---------
Noninterest income..............................................       48,996            38,992         17,416       19,876
Noninterest expense.............................................      107,189            75,810         65,056       65,346
                                                                   ----------         ---------      ---------    ---------
     Income before provision for income taxes, minority
       interest in income of subsidiary and cumulative
       effect of change in accounting principle.................       39,672            46,384         32,743       47,601
Provision for income taxes......................................       12,900            16,249         12,317       18,807
                                                                   ----------         ---------      ---------    ---------
     Income before minority interest in income of
       subsidiary and cumulative effect of change in
       accounting principle.....................................       26,772            30,135         20,426       28,794
Minority interest in income of subsidiary.......................           --                --             --           --
                                                                   ----------         ---------      ---------    ---------
     Income before cumulative effect of change in
       accounting principle.....................................       26,772            30,135         20,426       28,794
Cumulative effect of change in accounting principle, net of tax.           --              (917)            --         (459)
                                                                   ----------         ---------      ---------    ---------
     Net income.................................................   $   26,772            29,218         20,426       28,335
                                                                   ==========         =========      =========    =========


---------------------------
(1) Corporate and other includes $5.3 million and $4.5 million of guaranteed preferred debenture expense for the three  months ended
    September 30, 2002 and 2001, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $1.9 million and $1.6 million for the  three  months  ended  September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, respectively, corporate  and  other  includes  $18.6  million  and  $13.5  million  of guaranteed preferred debenture expense. The applicable income tax  benefit associated  with the  guaranteed preferred debentures expense was $6.5 million and $4.7 million for the nine months  ended  September 30, 2002  and  2001, respectively.  In addition, corporate and other includes holding company expenses.


                                     Corporate, Other and
                              Intercompany Reclassifications (1)                         Consolidated Totals
                             -----------------------------------                ------------------------------------
                             September 30,        December 31,                  September 30,       December 31,
                                 2002                 2001                          2002                2001
                                 ----                 ----                          ----                ----
                                                       (dollars expressed in thousands)

                                22,405               17,496                      914,875                631,068
                               (11,533)                (417)                   5,464,020              5,408,869
                                    --                   --                      140,259                125,440
                               (26,730)              13,450                    7,171,534              6,778,451
                               (24,935)             (14,168)                   6,025,703              5,683,904
                                    --               27,500                           --                 27,500
                              (260,946)            (271,392)                     506,194                448,657
                             =========             ========                    =========              =========

                                  Corporate, Other and
                             Intercompany Reclassifications (1)                         Consolidated Totals
                             ----------------------------------                 --------------------------------
                                   Three Months Ended                                  Three Months Ended
                                      September 30,                                       September 30,
                             ----------------------------------                 --------------------------------
                               2002                   2001                       2002                      2001
                               ----                   ----                       ----                      ----

                                   112                  172                      105,811                110,724
                                 5,552                4,866                       37,630                 50,950
                             ---------             --------                    ---------              ---------
                                (5,440)              (4,694)                      68,181                 59,774
                                    --                   --                       13,700                  6,800
                             ---------             --------                    ---------              ---------
                                (5,440)              (4,694)                      54,481                 52,974
                             ---------             --------                    ---------              ---------
                                  (450)                (364)                      25,476                 21,846
                                 1,175                  997                       59,154                 50,323
                             ---------             --------                    ---------              ---------

                                (7,065)              (6,055)                      20,803                 24,497
                                (2,290)              (2,134)                       7,372                  9,539
                             ---------             --------                    ---------              ---------
                                (4,775)              (3,921)                      13,431                 14,958
                                   437                  577                          437                    577
                             ---------             --------                    ---------              ---------
                                (5,212)              (4,498)                      12,994                 14,381
                             =========             ========                    =========              =========

                                  Corporate, Other and
                             Intercompany Reclassifications (1)                        Consolidated Totals
                             ----------------------------------                 --------------------------------
                                    Nine Months Ended                                  Nine Months Ended
                                      September 30,                                      September 30,
                             -------------------------------                    --------------------------------
                               2002                   2001                       2002                      2001
                               ----                   ----                       ----                      ----

                                   257                 (499)                     319,726                340,117
                                19,214               14,407                      121,735                164,840
                             ---------             --------                    ---------              ---------
                               (18,957)             (14,906)                     197,991                175,277
                                    --                   --                       38,700                 13,910
                             ---------             --------                    ---------              ---------
                                18,957              (14,906)                     159,291                161,367
                             ---------             --------                    ---------              ---------
                                (1,572)              (1,124)                      64,840                 57,744
                                 2,987               16,205                      175,232                157,361
                             ---------             --------                    ---------              ---------

                               (23,516)             (32,235)                      48,899                 61,750
                                (7,746)             (10,936)                      17,471                 24,120
                             ---------             --------                    ---------              ---------


                               (15,770)             (21,299)                      31,428                 37,630
                                 1,066                1,622                        1,066                  1,622
                             ---------             --------                    ---------              ---------

                               (16,836)             (22,921)                      30,362                 36,008
                                    --                   --                           --                 (1,376)
                             ---------             --------                    ---------              ---------
                               (16,836)             (22,921)                      30,362                 34,632
                             =========             ========                    =========              =========

(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         On April 10, 2002, First Bank Capital Trust (FBCT), a newly-formed Delaware business trust subsidiary of First Banks, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement offering, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate junior subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $24.2 million, and were used to reduce indebtedness currently outstanding under First Banks' revolving credit line with a group of unaffiliated financial institutions. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus 387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22, beginning on October 22, 2002. Distributions on FBCT's preferred securities were $437,000 and $828,000 for the three and nine months ended September 30, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C. and the national response to those events as well as the threat of future terrorist activities, potential wars and/or military actions related hereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us, fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries with 151 branch offices throughout California, Illinois, Missouri and Texas. At September 30, 2002, we had total assets of $7.17 billion, loans, net of unearned discount, of $5.46 billion, total deposits of $6.03 billion and total stockholders' equity of $506.2 million.

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

         Our subsidiary banks are wholly owned by their respective parent companies. We owned 93.76% and 93.69% of FBA at September 30, 2002 and December 31, 2001, respectively.

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

                               Financial Condition

         Our total assets were $7.17 billion and $6.78 billion at September 30, 2002 and December 31, 2001, respectively. The increase in total assets is primarily attributable to our acquisition of Plains Financial Corporation, or PFC, in January 2002, which provided total assets of $256.3 million as well as our acquisition of the Denton and Garland, Texas branch offices of Union Planters Bank, National Association, or UPB, completed on June 22, 2002, which provided assets of approximately $63.7 million. The increase in total assets was partially offset by lower loan demand and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank, BYL Bancorp and UFG, completed during the fourth quarter of 2001, and of PFC. Federal funds sold increased by $23.6 million due to the investment of excess funds resulting from reduced loan demand primarily due to economic conditions. Investment securities increased $283.8 million to $914.9 million at September 30, 2002 from $631.1 million at December 31, 2001. We attribute the increase in investment securities primarily to the purchase of available-for-sale investment securities of $1.11 billion as well as the $81.0 million of investment securities acquired in conjunction with our acquisition of PFC, offset by maturities of available-for-sale investment securities of $855.1 million. Derivative instruments increased $47.0 million due to the purchase of three interest rate swap agreements in May and June 2002 and mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001. See further discussion under "--Interest Rate Risk Management." In addition, intangibles associated with the purchase of subsidiaries increased $14.8 million, which reflects core deposit intangibles and goodwill associated with our acquisition of PFC as well as core deposit intangibles associated with our branch purchases of UPB as further discussed in Note 2 to our consolidated financial statements. The overall increase in assets was also due to the increase in loans, net of unearned discount, of $55.2 million, which is further discussed under "--Loans and Allowance for Loan Losses." Total deposits increased by $341.8 million to $6.03 billion at September 30, 2002 from $5.68 billion at December 31, 2001. The increase primarily reflects deposits of $213.4 million acquired in our PFC acquisition and $64.9 million acquired in our branch purchases in addition to an increase in savings accounts due primarily to general economic conditions. The increase was offset by an anticipated level of attrition associated with our acquisitions and continued aggressive competition within our market areas. In addition, certain large commercial accounts, particularly related to real estate title and escrow business, sharply reduced their deposit levels in 2002, reflecting their reduced business activity as a result of general economic conditions. Short-term borrowings decreased $29.1 million to $214.1 million at September 30, 2002 from $243.1 million at December 31, 2001, primarily due to a reduction in federal funds purchased. Our note payable decreased by $27.5 million due to repayments primarily funded through dividends from our subsidiaries and the issuance of $25.0 million of additional trust preferred securities as more fully described in Note 9 to our consolidated financial statements offset by a $36.5 million advance utilized to fund our acquisition of PFC in January 2002. Guaranteed preferred beneficial interests in subordinated debentures increased $31.8 million due to the additional trust preferred securities and increased amortization of deferred issuance costs.

                              Results of Operations

Net Income

         Net income was $13.0 million and $30.4 million for the three and nine months ended September 30, 2002, respectively, compared to $14.4 million and $34.6 million for the comparable periods in 2001. Results for 2002 reflect increased net interest income and noninterest income, offset by higher operating expenses and increased provisions for loan losses, reflecting the current economic environment and increased loan charge-off, delinquency and nonperforming trends. See further discussion under "-- Provision for Loan Losses." The implementation of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries. As more fully described in Note 3 to our consolidated financial statements, if we had implemented SFAS No. 142 at the beginning of 2001, net income for the three and nine months ended September 30, 2001 would have increased $1.8 million and $5.4 million, respectively. In addition, the implementation of SFAS No. 133, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income in

2001. Excluding this item, net income would have been $36.0 million for the nine months ended September 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed above and under "--Noninterest Income."

         The  overall  increase  in  operating  expenses  for 2002,  as  further discussed under "--Noninterest Expense," was partially offset by the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries in accordance with the implementation of SFAS No. 142. Amortization of intangibles for the three and nine months ended September 30, 2002 was $516,000 and $1.5 million, respectively, compared to $1.9 million and $5.6 million for the comparable periods in 2001. The higher operating expenses and increased provisions for loan losses were partially offset by increased net interest income and noninterest income as further discussed under "--Net Interest Income" and "--Noninterest Income."

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $68.6 million, or 4.24% of average interest-earning assets, for the three months ended September 30, 2002, from $60.0 million, or 4.42% of average interest-earning assets, for the comparable period in 2001. For the nine months ended September 30, 2002 and 2001, net interest income (expressed on a tax equivalent basis) was $199.1 million, or 4.23% of average interest-earning assets, and $175.9 million, or 4.40% of average interest-earning assets, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during the fourth quarter of 2001 and in January 2002 as well as earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. As further discussed under "--Interest Rate Risk Management," for the three and nine months ended September 30, 2002, these agreements provided net interest income of $14.2 million and $38.0 million, respectively, in comparison to $7.1 million and $12.8 million for the comparable periods in 2001. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates during 2001, generally weaker loan demand and overall economic conditions, resulting in the decline in our net interest margin. Guaranteed preferred debentures expense was $5.3 million and $18.6 million for the three and nine months ended September 30, 2002, respectively, compared to $4.5 million and $13.5 million for the comparable periods in 2001. The increase for 2002 is primarily attributable to the issuance of trust preferred securities by our financing subsidiaries. In November 2001, First Preferred Capital Trust III issued $55.2 million of trust preferred securities and in April 2002, First Bank Capital Trust issued $25.8 million of trust preferred securities. The overall increase also reflects a change in estimate regarding the period over which the deferred issuance costs are being amortized partially offset by the earnings associated with our interest rate swap agreements entered into in May and June 2002 as further discussed under "--Interest Rate Risk Management."

         Average loans, net of unearned discount, were $5.36 billion and $5.42 billion for the three and nine months ended September 30, 2002, respectively, in comparison to $4.83 billion and $4.84 billion for the comparable periods in 2001. The yield on our loan portfolio, however, decreased to 7.12% and 7.26% for the three and nine months ended September 30, 2002, respectively, in comparison to 8.40% and 8.72% for the comparable periods in 2001. This was a major contributor to the decline in our net interest margin of 18 basis points and 17 basis points for the three and nine months ended September 30, 2002, respectively, from the comparable periods in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates throughout 2001. During the period from January 1, 2001 through December 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above, the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three and nine months ended September 30, 2002, the aggregate weighted average rate paid on our deposit portfolio decreased to 2.44% and 2.67%, respectively, compared to 4.09% and 4.51% for the comparable periods in 2001. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid for the three and nine months ended September 30, 2002 is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

         The aggregate weighted average rate paid on our note payable was 21.37% and 4.69% for the three and nine months ended September 30, 2002, respectively, compared to 7.09% and 6.84% for the comparable periods in 2001. The increase in the weighted average rate paid for the three months ended September 30, 2002 primarily reflects increased commitment, arrangement and other fees paid during the third quarter to renew our secured credit agreement. Due to the small average balance outstanding on our note payable during the three months ended September 30, 2002, the timing of the recognition of these fees results in a disproportionate weighted average rate paid for the period. The overall decline for the nine months ended September 30, 2002 is reflective of the current rate environment. Amounts outstanding under our $90.0 million line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate during 2001 and in the outstanding balance of the note payable in 2002. During 2001, our note payable was fully repaid from the proceeds of the trust preferred securities issued by First Preferred Capital Trust III. However, on December 31, 2001, we obtained a $27.5 million advance to fund our acquisition of UFG and in January 2002, we utilized the note payable to fund our acquisition of PFC. The note was fully repaid in September 2002. The aggregate weighted average rate paid on our short-term borrowings also declined for the three and nine months ended September 30, 2002, as compared to the comparable periods in 2001, reflecting reductions in the current interest rate environment.

         The aggregate weighted average rate paid on our guaranteed preferred debentures declined to 7.88% and 9.80% for the three and nine months ended September 30, 2002, respectively, from 9.74% and 9.85% for the comparable periods in 2001. The decreased rates primarily reflect the earnings impact of our interest rate swap agreements into in May and June 2002. The decline was partially offset by the additional expense of our trust preferred securities issued in November 2001 and April 2002 as well as a change in estimate regarding the period over which the deferred issuance costs associated with these obligations are being amortized.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                            Three Months Ended September 30,                   Nine Months Ended September 30,
                                 -------------------------------------------------   -----------------------------------------------
                                             2002                     2001                      2002                    2001
                                 -------------------------   ---------------------   ----------------------   ----------------------
                                             Interest                 Interest                 Interest               Interest
                                   Average   Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/ Average Income/ Yield/
                                   Balance   Expense Rate    Balance  Expense Rate    Balance  Expense Rate   Balance Expense Rate
                                   -------   ------- -----   -------  ------- ------  -------  ------- ------ ------- ------- ------
                                                                         (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $5,361,625  96,236  7.12% $4,828,254 102,244 8.40% $5,415,946 294,274 7.26% $4,836,210 315,305 8.72%
   Investment securities (4)...    938,971   9,479  4.01     414,968   6,216 5.94     766,146  25,123 4.38     424,200  21,288 6.71
   Federal funds sold
        and other..............    115,703     512  1.76     137,255   2,445 7.07     115,477   1,454 1.68      84,093   4,100 6.52
                                ---------- -------        ---------- -------       ---------- -------       ---------- -------
        Total interest-earning
          assets...............  6,416,299 106,227  6.57   5,380,477 110,905 8.18   6,297,569 320,851 6.81   5,344,503 340,693 8.52
                                           -------                   -------                  -------                  -------
Nonearning assets..............    694,685                   552,684                  676,661                  529,260
                                ----------                ----------               ----------               ----------
        Total assets........... $7,110,984                $5,933,161               $6,974,230               $5,873,763
                                ==========                ==========               ==========               ==========

     Liabilities and
  Stockholders' Equity
  --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  774,144   1,786  0.92% $  515,406   1,892 1.46% $  721,982   5,739 1.06% $  482,891   5,372 1.49%
     Savings deposits..........  1,999,395   8,819  1.75   1,551,180  12,402 3.17   1,947,271  27,253 1.87   1,485,391  39,927 3.59
     Time deposits of $100
       or more (3).............    500,657   4,624  3.66     520,594   6,788 5.17     501,054  14,803 3.95     524,974  22,117 5.63
     Other time deposits (3)...  1,810,274  15,986  3.50   1,738,050  23,486 5.36   1,811,532  51,837 3.83   1,776,272  76,629 5.77
                                ---------- -------        ---------- -------       ---------- -------       ---------- -------
        Total interest-bearing
          deposits.............  5,084,470  31,215  2.44   4,325,230  44,568 4.09   4,981,839  99,632 2.67   4,269,528 144,045 4.51
   Short-term borrowings.......    195,465     806  1.64     151,823   1,338 3.50     187,634   2,635 1.88     161,755   5,000 4.13
   Notes payable...............      5,738     309 21.37      31,059     555 7.09      23,904     839 4.69      45,521   2,328 6.84
   Guaranteed preferred
        debentures (3).........    266,817   5,300  7.88     182,924   4,489 9.74     254,044  18,629 9.80     182,860  13,467 9.85
                                ---------- -------        ---------- -------       ---------- -------       ---------- -------
        Total interest-bearing
          liabilities..........  5,552,490  37,630  2.69   4,691,036  50,950 4.31   5,447,421 121,735 2.99   4,659,664 164,840 4.73
                                           -------                   -------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............    912,807                   725,624                  916,822                  718,468
   Other liabilities...........    152,086                   105,114                  141,769                  105,929
                                ----------                  ---------              ----------               ----------
        Total liabilities......  6,617,383                 5,521,774                6,506,012                5,484,061
Stockholders' equity...........    493,601                   411,387                  468,218                  389,702
                                ----------                ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $7,110,984                $5,933,161               $6,974,230               $5,873,763
                                ==========                ==========               ==========               ==========

Net interest income............             68,597                    59,955                  199,116                  175,853
                                           =======                   =======                  =======                  =======
Interest rate spread...........                     3.88                     3.87                     3.82                     3.79
Net interest margin (5)........                     4.24%                    4.42%                    4.23%                    4.40%
                                                   =====                     ====                    =====                     ====
--------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $416,000 and $1.1 million for  the  three and nine months ended September 30, 2002, and $181,000 and $576,000 for the comparable periods in 2001, respectively.
(5) Net  interest  margin  is  the  ratio  of  net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Provision for Loan Losses

         The provision for loan losses was $13.7 million and $38.7 for the three and nine months ended September 30, 2002, respectively, compared to $6.8 million and $13.9 million for the comparable periods in 2001. The increase in the provision for loan losses reflects a higher level of problem loans and related loan charge-offs and past due loans resulting from the economic conditions within our markets. Net loan charge-offs were $7.6 million and $27.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $3.2 million and $14.8 million for the comparable periods in 2001. The increase in net loan charge-offs reflects the general slowdown in economic conditions prevalent within our markets as well as an aggregate of $15.0 million of loan charge-offs on five large credit relationships, representing nearly 55% of loan charge-offs in 2002. Loan recoveries were $3.4 million and $11.7 for the three and nine months ended September 30, 2002, respectively, in comparison to $3.4 million and $7.2 million for the comparable periods in 2001. In addition, nonperforming assets and loans past due 90 days or more and still accruing have increased to $110.1 million at September 30, 2002 from $86.8 million at December 31, 2001, and are expected remain at these higher-than-normal levels in the near future. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $25.5 million and $64.8 million for the three and nine months ended September 30, 2002, respectively, in comparison to $21.8 million and $57.7 million for the comparable periods in 2001. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, bank-owned life insurance investment income, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees were $8.5 million and $22.0 million for the three and nine months ended September 30, 2002, respectively, in comparison to $5.7 million and $16.3 million for the comparable periods in 2001. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2001 and 2002;

         >> additional products and services available and utilized by our expanding base of consumer and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates, effective July 1, 2002, and enhanced control of fee waivers; and

         >>    increased   income   associated  with  automated  teller  machine
               services and debit cards.

         The gain on mortgage loans sold and held for sale was $7.9 million and $20.3 million for the three and nine months ended September 30, 2002, respectively, in comparison to $2.4 million and $9.7 million for the comparable periods in 2001. The overall increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage loan rates experienced in 2001 as well as the continued expansion of our mortgage banking activities.

         During the nine months ended September 30, 2001, we recorded a $1.9 million pre-tax gain on the sale of our credit card portfolio, net of expenses. The sale of this portfolio was consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Bank-owned life insurance investment income was $1.5 million and $4.3 million for the three and nine months ended September 30, 2002, respectively, in comparison to $970,000 and $3.1 million for the comparable periods in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments which improved our return on this product as well as the reinvestment of earnings.

         The net gain on derivative instruments was $2.0 million and $1.7 million for the three and nine months ended September 30, 2002, respectively, in comparison to $8.9 million and $14.4 million for the comparable periods in 2001. The decrease in income from derivative instruments reflects $3.8 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of our interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreements and fair value hedges.

         Other income was $5.7 million and $16.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $4.3 million and $12.6 million for the comparable periods in 2001. We attribute the primary components of the increase to:

         >>    our acquisitions completed during 2001 and 2002;

         >>    increased   portfolio   management  fee  income   associated  our
               Institutional Money Management division;

         >> increased earnings associated with our international banking products;

         >> increased rental income associated with our commercial leasing activities;

         >> increased rental fees from First Services, L.P. for the use of data processing and other equipment owned by First Banks (see
               Note 6 to our consolidated financial statements); and

         >> a gain of approximately $448,000 in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000; offset by

         >> the write-down of approximately $943,000 on certain equipment associated with our commercial leasing operation in June 2002.

Noninterest Expense

         Noninterest expense was $59.2 million and $175.2 million for the three and nine months ended September 30, 2002, respectively, in comparison to $50.3 million and $157.4 million for the comparable periods in 2001. The increase for the nine months ended September 30, 2002 reflects the noninterest expense of our acquisitions completed during 2001 and 2002, including certain nonrecurring expenses associated with those acquisitions as well as increased salaries and employee benefit expenses, occupancy and furniture and equipment expenses and information technology fees, offset by a decline in amortization of intangibles associated with the purchase of subsidiaries and other expense.

         Salaries and employee benefits were $28.4 million and $84.5 million for the three and nine months ended September 30, 2002, respectively, in comparison to $23.1 million and $68.9 million for the comparable periods in 2001. We primarily associate the increase with our 2001 and 2002 acquisitions and higher commissions paid to mortgage loan originators due to increased loan volume. However, the increase also reflects higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $10.5 million and $28.7 million for the three and nine months ended September 30, 2002, respectively, in comparison to $7.4 million and $21.2 million for the comparable periods in 2001. We primarily attribute the increase to our aforementioned acquisitions, including certain nonrecurring expenses associated with lease obligation terminations, the relocation of certain branches and operational areas, increased depreciation expense associated with numerous capital expenditures and the continued expansion and renovation of various corporate and branch offices, including our facility that houses our centralized operations and certain corporate administrative functions.

         Information technology fees were $7.8 million and $24.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $6.9 million and $19.9 million for the comparable periods in 2001. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels and certain nonrecurring expenses associated with the data processing conversions of UFG and PFC, completed in the first quarter of 2002, and of the Denton and Garland, Texas branch purchases, completed in the second quarter of 2002.

         Legal, examination and professional fees were $2.9 million and $6.5 million for the three and nine months ended September 30, 2002, respectively, in comparison to $2.0 million and $5.4 million for the comparable periods in 2001. We primarily attribute the increase in these fees to the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $516,000 and $1.5 million for the three and nine months ended September 30, 2002, respectively, in comparison to $1.9 million and $5.6 million for the comparable periods in 2001. As more fully discussed in Note 3 to our consolidated financial statements, the significant decrease for 2002 is attributable to the implementation of SFAS No. 142 in January 2002.

         Other expense was $5.9 million and $19.0 million for the three and nine months ended September 30, 2002, respectively, in comparison to $5.8 million and $26.2 million for the comparable periods in 2001. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the decrease in other expense for the nine months ended September 30, 2002 to a $11.5 million nonrecurring litigation settlement charge in June 2001 associated with a lawsuit brought by an unaffiliated bank against one of our subsidiaries and certain individuals related to allegations arising from the employment by our subsidiary of individuals previously employed by the plaintiff bank, as well as the conduct of those individuals while employed by the plaintiff bank. The overall decrease was offset by expenses associated with our acquisitions completed during 2001 and 2002 as well as the continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $7.4 million and $17.5 million for the three and nine months ended September 30, 2002, representing an effective income tax rate of 35.4% and 35.7%, respectively, in comparison to $9.5 million and $24.1 million, representing an effective income tax rate of 38.9% and 39.1% for the comparable periods in 2001, respectively. The decrease in the effective income tax rate for 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                   September 30, 2002           December 31, 2001
                                                                -----------------------      -----------------------
                                                                 Notional       Credit       Notional       Credit
                                                                  Amount       Exposure       Amount       Exposure
                                                                  ------       --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       1,883        900,000         1,764
         Fair value hedges....................................     387,450       7,866        200,000         6,962
         Interest rate cap agreements.........................     450,000         426        450,000         2,063
         Interest rate lock commitments.......................     106,000          --         88,000            --
         Forward commitments to sell
             mortgage-backed securities.......................     243,000          --        209,000            --
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

         During the three and nine months ended September 30, 2002, the net interest income realized on our derivative financial instruments was $14.2 million and $38.0 million, respectively, in comparison to $7.1 million and $12.8 million for the comparable periods in 2001. The increase is primarily due to interest income associated with the additional swap agreements entered into during May and June 2002 as well as the decline in prevailing interest rates. In addition, we realized a net gain on derivative instruments, which is included in noninterest income, of $2.0 million and $1.7 million for the three and nine months ended September 30, 2002, respectively, in comparison to $8.9 million and $14.4 million for the comparable periods in 2001. The net decrease in income from 2001 reflects $3.8 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of our interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreements and fair value hedges.

Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $3.0 million and $2.9 million at September 30, 2002 and December 31, 2001, respectively, and the amount payable by us was $1.1 million at September 30, 2002 and December 31, 2001.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2002 and December 31, 2001 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2002:
             March 14, 2004..................................  $  150,000        1.95%         3.93%     $   4,357
             September 20, 2004..............................     600,000        2.05          6.78         53,927
             March 21, 2005..................................     200,000        1.93          5.24         14,043
             April 2, 2006...................................     100,000        1.93          5.45          9,054
                                                               ----------                                ---------
                                                               $1,050,000        2.00          5.95      $  81,381
                                                               ==========       =====         =====      =========

         December 31, 2001:
             September 20, 2004..............................  $  600,000        2.05%         6.78%     $  40,980
             March 21, 2005..................................     200,000        1.93          5.24          4,951
             April 2, 2006...................................     100,000        1.93          5.45          2,305
                                                               ----------                                ---------
                                                               $  900,000        2.01          6.29      $  48,236
                                                               ==========       =====         =====      =========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $2.5 million and $5.2 million at September 30, 2002 and December 31, 2001, respectively, and the amount payable by us under the swap agreements was $868,000 and $1.2 million at September 30, 2002 and December 31, 2001, respectively.

         >> During May 2002 and June 2002, we entered into $55.2 million and $86.3 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30% and 2.75%, respectively. In addition, during June 2002, FBA entered into $46.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are our guaranteed preferred beneficial interests in First Banks, Inc. subordinated debentures and First Banks America, Inc. subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2002.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2002 and December 31, 2001 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2002:
             January 9, 2004.................................  $   50,000        1.86%         5.37%      $  2,221
             January 9, 2006.................................     150,000        1.86          5.50         13,406
             March 31, 2027..................................      86,250        4.61          9.25           (220)
             June 30, 2028...................................      46,000        3.83          8.50            336
             December 31, 2031...............................      55,200        4.16          9.00          4,060
                                                               ----------                                 --------
                                                               $  387,450        3.03          7.17       $ 19,803
                                                               ==========       =====         =====       ========

         December 31, 2001:
             January 9, 2004.................................  $   50,000        2.48%         5.37%      $  1,761
             January 9, 2006.................................     150,000        2.48          5.50          3,876
                                                               ----------                                 --------
                                                               $  200,000        2.48          5.47       $  5,637
                                                               ==========       =====         =====       ========

Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements maturing September 20, 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At September 30, 2002 and December 31, 2001, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $426,000 and $2.1 million, respectively.

Pledged Collateral

         At September 30, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $5.9 million and $1.1 million, respectively, in connection with our interest rate swap agreements. In addition, at September 30, 2002, and December 31, 2001, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $97.5 million and $4.9 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $53.9 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at September 30, 2002 and December 31, 2001, we had not done so.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 90.8% and 91.9% of total interest income for the three and nine months ended September 30, 2002, respectively, in comparison to 92.3% and 92.6% for the comparable periods in 2001. Total loans, net of unearned discount, increased $55.2 million to $5.46 billion, or 76.2% of total assets, at September 30, 2002, compared to $5.41 billion, or 79.8% of total assets, at December 31, 2001. Exclusive of our acquisition of PFC, which provided loans, net of unearned discount, of $150.4 million, loans decreased $95.2 million at September 30, 2002 compared to December 31, 2001. The decrease primarily results from declines in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001 and the first quarter of 2002, as well as current economic conditions prevalent within our markets. In addition, our consumer and installment portfolio, net of unearned discount, decreased to $91.0 million at September 30, 2002 from $122.1 million at December 31, 2001. This decrease reflects continued reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending. The decrease in loans was offset by a $57.1 million increase in loans held for sale, which is primarily attributable to increased volumes resulting from the current interest rate environment.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  September 30,   December 31,
                                                                                      2002            2001
                                                                                      ----            ----
                                                                                (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................     $   37,413          19,326
         Real estate construction and development:
              Nonaccrual.....................................................         25,645           3,270
         Real estate mortgage:
              Nonaccrual.....................................................         32,943          41,898
              Restructured terms.............................................          1,956           2,013
         Consumer and installment:
              Nonaccrual.....................................................          1,276             794
              Restructured terms.............................................             --               7
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         99,233          67,308
         Other real estate...................................................          3,125           4,316
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $   102,358          71,624
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,464,020       5,408,869
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     7,778          15,156
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................           2.01%           1.80%
              Nonperforming loans to loans...................................           1.82            1.24
              Allowance for loan losses to nonperforming loans...............         110.72          144.36
              Nonperforming assets to loans and other real estate............           1.87            1.32
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $99.2 million at September 30, 2002, in comparison to $67.3 million at December 31, 2001. The increase in nonperforming loans is primarily attributable to general economic conditions as well as the addition of a $16.1 million borrowing relationship to nonaccrual real estate construction and development loans during the second quarter of 2002. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. This relationship had previously been on nonaccrual status and was removed from nonaccrual status during the third quarter of 2001 due to financing being recast with a new borrower, who appeared able to meet ongoing developmental expectations. Subsequent to that time, the new borrower has encountered internal management problems, which have negatively impacted and further delayed development of the project. Loan charge-offs also increased significantly to $11.0 million and $39.0 million for the three and nine months ended September 30, 2002, respectively, from $6.6 million and $22.0 million for the comparable periods in 2001, primarily due to the general slowdown in economic conditions as well as charge-offs aggregating $15.0 million on five large credit relationships, representing nearly 55% of loan charge-offs in 2002. We attribute the higher trends in nonperforming and delinquent loans and charge-offs to economic conditions in our markets. Consistent with the general economic slow down experienced within our primary markets, we anticipate this trend will continue in the near future.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                       Three Months Ended       Nine Months Ended
                                                                          September 30,           September 30,
                                                                       ------------------     -------------------
                                                                        2002       2001        2002        2001
                                                                        ----       ----        ----        ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period..............  $ 103,794  77,141      97,164     81,592
         Acquired allowances for loan losses.........................         --      --       1,366         --
                                                                       --------- -------     -------    -------
                                                                         103,794  77,141      98,530     81,592
                                                                       --------- -------     -------    -------
         Loans charged-off...........................................    (11,014) (6,620)    (39,047)   (21,956)
         Recoveries of loans previously charged-off..................      3,395   3,427      11,692      7,202
                                                                       --------- -------     -------    -------
         Net loan charge-offs........................................     (7,619) (3,193)    (27,355)   (14,754)
                                                                       --------- -------     -------    -------
         Provision for loan losses...................................     13,700   6,800      38,700     13,910
                                                                       --------- -------     -------    -------
         Allowance for loan losses, end of period....................  $ 109,875  80,748     109,875     80,748
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

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow, which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $710.2 million and $754.8 million at September 30, 2002 and December 31, 2001, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at September 30, 2002:

                                                                                 (dollars expressed in thousands)

         Three months or less..........................................................      $345,099
         Over three months through six months..........................................       100,119
         Over six months through twelve months.........................................       131,532
         Over twelve months............................................................       133,422
                                                                                             --------
                Total..................................................................      $710,172
                                                                                             ========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2002 and December 31, 2001, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.19 billion and $1.21 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $387.3 million and $234.6 million at September 30, 2002 and December 31, 2001, respectively. Exclusive of the Federal Home Loan Bank advances outstanding at First Bank of $10.0 million and $20.1 million at September 30, 2002 and December 31, 2001, respectively, our subsidiaries had no amounts outstanding under either of these agreements at September 30, 2002 and December 31, 2001, however, under a separate Federal Home Loan Bank agreement, FB&T had advances outstanding of $10.0 million and $10.5 million at September 30, 2002 and December 31, 2001, respectively.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 6.1% of net interest income, based on assets and liabilities at December 31, 2001. At September 30, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three and nine months ended September 30, 2002 as compared to the comparable periods in 2001 and further discussed under "--Results of Operations." During the three and nine months ended September 30, 2002, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our "disclosure controls and procedures" (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) and concluded on the basis of the evaluation that, as of the date of such evaluation, our disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                           Part II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

             Exhibit Number                      Description
             --------------                      -----------


                  10.1 $110,000,000 Secured Credit Agreement, dated as of August 22, 2002, among
                                         First   Banks,  Inc.  and  Wells  Fargo
                                         Bank Minneapolis, National Association,
                                         American  National Bank & Trust Company
                                         of Chicago, The Northern Trust Company,
                                         Union Bank of California N.A., SunTrust
                                         Bank, Nashville and Fifth Third  Bank -
                                         incorporated  herein  by  reference  to
                                         Exhibit  B  to  the  Company's Schedule
                                         13-E, dated October 8, 2002.

(b) We filed no reports on Form 8-K for the three months ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FIRST BANKS, INC.



November 12, 2002                 By: /s/  James F. Dierberg
                                      ------------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


November 12, 2002                 By: /s/  Allen H. Blake
                                      ------------------------------------------
                                           Allen H. Blake
                                           President and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, James F. Dierberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Banks, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                      FIRST BANKS, INC.



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

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Allen H. Blake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Banks, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                FIRST BANKS, INC.



                                By: /s/ Allen H. Blake
                                    --------------------------------------------
                                        Allen H. Blake
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                        CERTIFICATION OF PERIODIC REPORT


         I, James F. Dierberg, Chairman of the Board of Directors and Chief Executive Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2002               /s/  James F. Dierberg
                                        ----------------------------------------
                                             James F. Dierberg
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


         I,  Allen H.  Blake,  President  and Chief  Financial  Officer of First
Banks,   Inc.  (the   Company),   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2002          /s/  Allen H. Blake
                                   ---------------------------------------------
                                        Allen H. Blake
                                        President and Chief Financial Officer