Form 10-K
period 2002-12-31
FIRST BANKS INC
filed 2003-03-28
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                   8.50% Cumulative Trust Preferred Securities
            (issued by First America Capital Trust and guaranteed by
                         its parent, First Banks, Inc.)
                                (Title of class)

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

                      Yes      X            No
                           ---------              --------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         None of the voting stock of the Company is held by nonaffiliates. All of the voting stock of the Company is owned by various trusts, which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors and Chief Executive Officer, and members of his immediate family.

         At March 25, 2003, there were 23,661 shares of the registrant's common stock outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington, D.C. and the national response to those events as well as the threat of future terrorist activities, potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this report should therefore not place undue reliance on forward-looking statements.

                                         FIRST BANKS, INC.
                                   2002 FORM 10-K ANNUAL REPORT
                                         TABLE OF CONTENTS
                                                                                             Page
                                                                                             ----
                                              Part I
  Item 1.  Business......................................................................      1
  Item 2.  Properties....................................................................     16
  Item 3.  Legal Proceedings.............................................................     16
  Item 4.  Submission of Matters to a Vote of Security Holders...........................     16

                                              Part II

  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....     17
  Item 6.  Selected Financial Data.......................................................     18
  Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................     19
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................     48
  Item 8.  Financial Statements and Supplementary Data...................................     48
  Item 9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.................................................     48

                                              Part III

  Item 10. Directors and Executive Officers of the Registrant............................     49
  Item 11. Executive Compensation........................................................     51
  Item 12. Security Ownership of Certain Beneficial Owners and Management................     53
  Item 13. Certain Relationships and Related Transactions................................     54

                                              Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............     55

  Signatures.............................................................................     99

  Certifications.........................................................................    103


                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Since 1994, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. We currently have banking operations in California, Illinois, Missouri and Texas. At December 31, 2002, we had total assets of $7.34 billion, total loans, net of unearned discount, of $5.43 billion, total deposits of $6.17 billion and total stockholders' equity of $519.0 million.

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

         We operate through two subsidiary banks and a subsidiary bank holding company, all of which are wholly owned, as follows:

         The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiaries:
              First Bank, headquartered in St. Louis County, Missouri; and First Bank & Trust, or FB&T, headquartered in San Francisco, California.

         The following table summarizes selected data about our subsidiaries at December 31, 2002:

                                                                                        Loans, Net of
                                                           Number of      Total           Unearned          Total
                             Name                          Locations     Assets           Discount        Deposits
                             ----                          ---------     ------           --------        --------
                                                                             (dollars expressed in thousands)

         First Bank..................................         94      $ 4,187,958        3,128,677        3,551,533
         FB&T .......................................         57        3,169,197        2,303,912        2,638,395

         We anticipate merging our bank subsidiaries on March 31, 2003, to allow certain administrative and operational economies not available while the two banks maintain separate charters.

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit, but we centralize overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

         In February 1997, our initial financing subsidiary, First Preferred Capital Trust, issued $86.25 million of 9.25% trust preferred securities, and, in July 1998, our second financing subsidiary, First America Capital Trust, issued $46.0 million of 8.50% trust preferred securities. In October 2000, our third financing subsidiary, First Preferred Capital Trust II, issued $57.5 million of 10.24% trust preferred securities, and, in November 2001, our fourth financing subsidiary, First Preferred Capital Trust III, issued $55.2 million of 9.00% trust preferred securities. On April 10, 2002, First Bank Capital Trust, our fifth financing subsidiary, issued $25.0 million of variable rate cumulative trust preferred securities. Each of these financing subsidiaries operates as a Delaware business trust. The trust preferred securities issued by First Preferred Capital Trust, First Preferred Capital Trust II and First Preferred Capital Trust III are publicly held and traded on the Nasdaq Stock Market's National Market system. The trust preferred securities issued by First Bank Capital Trust were issued in a private placement and rank equal to the trust preferred securities issued by our other three financing subsidiaries and junior to the trust preferred securities issued by First Preferred Capital Trust III. The trust preferred securities issued by First America Capital Trust are publicly held and traded on the New York Stock Exchange. These trust preferred securities have no voting rights except in certain limited circumstances. With the exception of the First Bank Capital Trust preferred securities, we pay distributions on these trust preferred securities quarterly in arrears on March 31st, June 30th, September 30th, and December 31st of each year. Distributions on the First Bank Capital Trust preferred securities are payable semi-annually in arrears on April 22nd and October 22nd of each year. The distributions payable on all issues of trust preferred securities are included in interest expense in the consolidated statements of income.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board and Chief Executive Officer, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

         At December 31, 2002, we, Mr. Dierberg and an affiliate of Mr. Dierberg owned 7.47%, 0.08% and 1.75%, respectively, of the outstanding shares of common stock of Allegiant Bancorp, Inc., or Allegiant, located in St. Louis, Missouri.

Strategy. In the development of our banking franchise, we acquire other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. Due to the nature of our ownership, we have elected to only engage in those acquisitions that can be accomplished for cash. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we may consummate multiple transactions in a particular period, followed by a substantially less active acquisition period. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.

         Recognizing these facts, we follow certain patterns in our acquisitions. First, we typically acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, regulatory or other problems. We seek to address the risks of these issues by adjusting the acquisition pricing, accompanied by appropriate remedial attention after consummation of the transaction. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and therefore may reduce the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.

         During the five years ended December 31, 2002, we primarily concentrated our acquisitions in California, completing 13 acquisitions of banks and four purchases of branch offices, which provided us with an aggregate of $2.21 billion in total assets and 48 banking locations as of the dates of the acquisitions. More recent acquisitions have occurred in our other geographic markets. In 2001, we completed our acquisition of a bank holding company in Swansea, Illinois, and in 2002, we completed our acquisition of a bank holding company in Des Plaines, Illinois, as well as the purchase of two branch offices in Denton and Garland, Texas. We are also planning to further expand our Midwest banking franchise with an acquisition in the Ste. Genevieve, Missouri market, which is expected to be completed on March 31, 2003. These acquisitions have allowed us to significantly expand our presence throughout our geographic areas, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services. Management continues to meld the acquired entities into our operations, systems and culture.

         Following our acquisitions, various tasks are necessary to effectively integrate the acquired entities into our business systems and culture. While the activities required are specifically dependent upon the individual circumstances surrounding each acquisition, the majority of our efforts have been concentrated in various areas including, but not limited to:

          >>   improving asset quality;

          >>   reducing  unnecessary,   duplicative  and/or  excessive  expenses
               including personnel, information technology and certain other operational and administrative expenses;

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

          >> relocating branch offices which are not adequate, conducive or convenient for banking operations; and

          >>   managing actual or potential litigation that existed with respect
               to  acquired   entities  to   minimize   the  overall   costs  of
               negotiation, settlement or litigation.

         The post-acquisition process also includes the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We invest significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment contributed to the increases in noninterest expense during the five years ended December 31, 2002, and resulted in the creation of new banking entities, which conveyed a more consistent image and quality of service. The new banking entities provide a broad array of banking products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their prospects for improving future profitability.

         In conjunction with our acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. This process has required significant increases in the resources dedicated to commercial and consumer business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs, and administrative and operational support. In addition, during 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have primarily led to increased capital expenditures and noninterest expenses, we anticipate they will lead to additional internal growth, more efficient operations and improved profitability over the long term.

Lending Activities. Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs, and, in certain instances, sales of loans. As a result, our portfolio of one-to-four family residential real estate loans, after reaching a high of $1.20 billion at December 31, 1995, has decreased to $694.6 million at December 31, 2002. Similarly, our portfolio of consumer and installment loans, net of unearned discount, decreased significantly from $279.3 million at December 31, 1997 to $79.1 million at December 31, 2002. The decrease reflects the reduction in new consumer and installment loan volumes and the repayment of principal on our existing consumer and installment loan portfolio, all of which are consistent with our objectives of expanding commercial lending and reducing the amount of less profitable loan types. The decline also reflects the sale of our student loan and credit card portfolios in 2001, which totaled approximately $16.9 million and $13.5 million, respectively, at the time of sale. We recorded gains of $1.9 million and $229,000 on the sale of the credit card portfolio and the student loan portfolio, respectively, and we do not have any continuing involvement in the transferred assets.

         As these components of our loan portfolio decreased, we replaced them with higher yielding loans that were internally generated by our business development function. With our acquisitions, we expanded our business development function into the new market areas in which we were then operating. Consequently, in spite of relatively large reductions in acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased from $3.00 billion at December 31, 1997 to $5.43 billion at December 31, 2002.

         Our business development efforts are focused on the origination of loans in three general types: (a) commercial, financial and agricultural loans, which totaled $1.44 billion at December 31, 2002; (b) commercial real estate mortgage loans, which totaled $1.64 billion at December 31, 2002; and (c) construction and land development loans, which totaled $989.7 million at December 31, 2002.

         The primary component of commercial, financial and agricultural loans is commercial loans which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, most often involving the use of company equipment, inventory and/or accounts receivable as collateral. For reporting purposes, this category of loans includes only those commercial loans that do not include real estate as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as three years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in the geographic trade areas of our subsidiary banks in Missouri, Illinois, Texas and California, and who are engaged in manufacturing, retailing, wholesaling and other service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. The largest general concentration in this portfolio, which is not homogeneous in nature, is agricultural which totals approximately $37.3 million, representing approximately 3% of the commercial, financial and agricultural portfolio. This portfolio, however, is diverse in geography and collateral, secured by a mixture of agricultural equipment, livestock and crop production. The largest homogeneous industry segment included within this portfolio is the fast-food restaurant segment, in which we had total loans outstanding of approximately $50.0 million, representing approximately 3% of this portfolio at December 31, 2002. Diversity in this segment of the portfolio is represented by both geography and a mixture of loans to both franchisees and franchisors, with approximately 80% of the portfolio involving loans to franchisees and 20% to franchisors. Within both real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships with our commercial borrowers, particularly deposit accounts.

         Commercial real estate loans include loans for which the intended source of repayment is the rental and other income from the real estate, including both commercial real estate developed for lease and owner occupied commercial real estate. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the primary source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, although the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 75% of the appraised value of the collateral and the loan maturity not to exceed seven years.
Commercial real estate loans are made for commercial office space, retail properties, hospitality, industrial and warehouse facilities and recreational properties. We rarely finance commercial real estate or rental properties that do not have lease commitments from substantial tenants.

         Construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects require commitments for permanent financing from other lenders upon completion of the project or, more typically, include a short-term amortizing component of the financing from the bank. Commitments for construction of multi-tenant commercial and retail projects require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We finance some projects for borrowers whose home office is within our trade area for which the particular project may be outside our normal trade area. We do not, however, engage in developing commercial and residential construction lending business outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, approximately 40% of the loans for individual residential units have purchase commitments prior to funding.

         In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the personal guarantees of the principals of the borrowing entity.

         Our commercial leasing portfolio totaled $126.7 million and $149.0 million at December 31, 2002 and 2001, respectively. This portfolio consists of leases originated by our former subsidiary, First Capital Group, Inc.,
Albuquerque, New Mexico, primarily through third parties, on commercial equipment including aircraft parts and equipment. During 2002, we changed the nature of this business, resulting in the discontinuation of the operations of First Capital Group, Inc. and the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri.

         At December 31, 2001, within the commercial leasing portfolio, there were approximately $60.1 million of leases of parts and equipment to the commercial airline industry and related aircraft service providers. This equipment consisted primarily of engines, landing gear and replacement parts, most of which is used in maintenance operations by commercial airlines or by third party vendors performing maintenance for the airlines. In addition, there were several leases for smaller aircraft used by charter services. Earlier in 2001, it became apparent that the airline industry in general was experiencing problems with overcapacity, and as a result, had begun reducing its requirements for new and replacement aircraft. This was evidenced by airlines taking portions of their fleets, particularly older less efficient aircraft, out of service and reducing orders for new equipment. This affected maintenance operations because as the usage of aircraft decreased, the maintenance requirements were also reduced. Consequently, by late 2001, we discontinued new leases of equipment related to the airline industry.

         While some of the leases in our portfolio had evidenced problems by early 2001, overcapacity problems and resulting financial distress in the commercial airline industry became more critical after the terrorist attacks of September 11, 2001. Following these events, we re-evaluated our aviation related lease portfolio to examine our overall exposure to the industry, the effects of recent trends on valuations of equipment and the financial strength of our lessees. As a result of our review, for the year ended December 31, 2001, we incurred $4.5 million of charge-offs in connection with the aircraft leasing portfolio and had $2.6 million of nonperforming aviation related leases at December 31, 2001. The evaluation process has evolved into an ongoing monitoring of this portfolio through continuous communication with lessees to establish information concerning their use of equipment under lease, monitoring the use of that equipment, and tracking of changes in equipment and related residual valuations. When problems are detected, we obtain new valuations of the equipment, and recognize any impairment in valuation by adjustments to reserves or income as appropriate depending upon the type of lease. Sources of information for valuing our leased assets include the Aircraft Bluebook, other public information from a variety of sources, consultation with other lessors and brokers of aviation equipment and specific engagement of an independent asset management company for equipment valuation as well as management of repossessed assets. Specifically with respect to residual values, and to establish formality in our process, we have also arranged for appraisal of leased assets that involve residual risk by an International Society of
Transport Aircraft Trading certified appraiser of aviation assets. The information received from these various specialized sources assists us in valuing our lease portfolio and recognizing any impairment on these assets. By December 31, 2002, the portfolio of leases on commercial aircraft and parts and equipment had been reduced to $46.5 million, with $8.6 million of nonperforming aviation related leases, and $619,000 of charge-offs in connection with the aircraft leasing portfolio for the year ended December 31, 2002.

         Our expanded level of commercial lending carries with it greater credit risk, which we manage through uniform loan policies, procedures, underwriting and credit administration. As a consequence of such greater risk, the growth of the loan portfolio must also be accompanied by adequate allowances for loan losses. We associate the increased level of commercial lending activities and our acquisitions with the increases of $7.9 million and $14.1 million in nonperforming loans for the years ended December 31, 2002 and 2001, respectively. In addition, the loan portfolios of Millennium Bank and Union Financial Group, Ltd., or Union, which we acquired in 2000 and 2001, respectively, exhibited significant distress, which further contributed to the overall increase in nonperforming loans.

         Millennium Bank, which we acquired on December 29, 2000, operated a factoring business for doctors, hospitals and other health care professionals. This business had been started by Millennium Bank the year before our acquisition, and had approximately $11.0 million of receivables at the time of our acquisition. Due to the relatively short life of this operation, the portfolio did not exhibit signs of problems at that time. Consequently, we allowed the business to continue after the acquisition to determine whether it would be an appropriate line of business in the future. However, in late 2001, the factoring receivables began to exhibit signs of problems, and in early 2002, we determined one of the larger borrowers was incorrectly accounting for its receivables, causing the factored balance to be substantially overfunded. After this, other asset quality issues arose, causing us to discontinue this business in June 2002. During 2002, we charged-off approximately $2.6 million, or 24.8%, of the health care factoring portfolio. At December 31, 2002, we had approximately $10.2 million of factoring business receivables, which are expected to decline over time given the discontinuation of this line of business. Since no value was assigned to goodwill or other intangible assets of this line of business in the acquisition, and the problems appeared to arise subsequent to the acquisition, we determined that this did not create an impairment of the goodwill that we recorded in connection with the acquisition.

         In evaluating the loan portfolios of Union's two subsidiary banks prior to its acquisition, it was clear that substantial problems existed in those portfolios. Generally, credit documentation was poor, underwriting standards were lax and loan terms were aggressive. As we conducted our due diligence review, we applied the same asset quality standards, risk rating system and allowance methodology that we apply to our own loan portfolio. Based on this review, and to address concerns we had regarding Union's loan portfolios and the level of its allowance for loan and lease losses, an escrow account of approximately $1.6 million was established by withholding that amount from the purchase price. This escrow account was available to absorb losses during the two-year period following the acquisition from the Union Bank loan portfolio that were in excess of Union Bank's allowance for loan and lease losses at the time of the due diligence review. Union's consolidated allowance for loan losses was $8.6 million relative to an aggregate loan portfolio of $262.3 million at December 31, 2001, the date of acquisition.

         While we believed there were substantial problems with the Union portfolios, few of these had been identified or addressed by Union as of December 31, 2001. Consequently, when we assimilated these loans into our systems and procedures, the problems in the portfolio surfaced, causing an increase in the amount of problem assets, as well as contributing to the level of loans charged-off during 2002. For the year ended December 31, 2002, loan charge-offs from the Union portfolios were $5.2 million, including an amount within the Union Bank portfolio that was in excess of the allowance at the date of our due diligence review and the entire $1.6 million escrow account. Furthermore, at December 31, 2002, nonperforming loans in the Union portfolios were $6.9 million. Because these problems had been anticipated in negotiating the acquisition price, they did not affect the amount of goodwill recorded in connection with this acquisition.

         For the years ended December 31, 2002 and 2001, our nonperforming loans increased $7.9 million and $14.1 million, respectively. The increase in nonperforming loans in 2001 and 2002 is primarily attributable to general economic conditions, additional problems identified in the acquired loan portfolios, continuing deterioration in the portfolio of leases to the airline industry and the addition of a $16.1 million borrowing relationship to nonaccrual real estate construction and development loans during the second quarter of 2002. This relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. This relationship had previously been on nonaccrual status and was removed from nonaccrual status during the third quarter of 2001 due to financing being recast with a new borrower, who appeared able to meet ongoing developmental expectations. Subsequent to that time, the new borrower encountered internal management problems, which negatively impacted and further delayed development of the project. We believe these increases, while partially attributable to the overall risk in our loan portfolio, are reflective of cyclical trends experienced within the banking industry as a result of the economic slow down.

         During 2001 and 2002, the nation generally experienced a relatively mild, but prolonged economic slow down that has affected much of the banking industry, including us. This was exacerbated by the terrorist attacks in September 2001 and the effects the attacks and related governmental responses had on economic activity. The effects of the downturn have been inconsistent between various geographic areas of the country, as well as different segments of the economy. To us, the effects of the downturn can be observed in generally lower interest rates, which have a negative impact on our net interest income, and on the performance of our loan portfolio, which is reflected in higher delinquencies, nonperforming assets, charge-offs and provisions for loan losses, as well as reduced loan demand from customers. The impact of lower interest rates has been significantly reduced through the use of various financial derivative instruments to provide hedges of this interest rate risk. See "--Interest Rate Risk Management." However, during 2001 and 2002, we incurred increasing asset quality issues that were at least partially attributable to economic conditions.

         Within our market areas, the impact of the economy has become evident at different times. In our midwestern markets, a perceptible increase in loan delinquencies began in late 2000 and continued throughout 2001. The increase in delinquencies was primarily focused in commercial, financial and agricultural loans, lease financing loans and, to a lesser extent, commercial real estate loans, and initially involved borrowers that had already encountered some operating problems that continued to deteriorate as the economy became weaker. Included in this were loans on hotels and leases to the commercial airline industry. In both instances, the industry had been suffering from overcapacity prior to 2001, which then became much worse with the economic downturn and the events of September 11, 2001. As the recession continued, the effects expanded to companies that had been stronger, but succumbed to the ongoing effects of slowed economic activity. First Bank, our midwestern subsidiary bank, incurred net loan charge-offs of $16.3 million for the year ended December 31, 2001, and had nonperforming loans and leases of $47.7 million at December 31, 2001. In comparison, for the year ended December 31, 2002, net loan charge-offs had increased to $22.1 million, while nonperforming loans had increased to $50.5 million at December 31, 2002. The increase in nonperforming loans primarily reflects the single real estate construction and development relationship of $16.1 million that became nonperforming during the second quarter of 2002, as previously discussed.

         Generally, the effects on us of the economic downturn in California have been limited to the San Francisco Bay area, including the area known as "Silicon Valley." Although we have a substantial banking presence in the San Francisco Bay area, we have relatively little direct exposure to the high technology companies. Consequently, the decline in that industry beginning in 2000 had little direct effect on our California operations. However, as the magnitude of the problems in the high technology sector increased, the effects spread to companies that were suppliers and servicers of the high technology sector, and to commercial real estate in the area. As a result, our asset quality issues in California have been concentrated within the San Francisco Bay area, and generally do not involve Southern California or the Sacramento-Roseville area in Northern California. Furthermore, these issues have primarily arisen during 2002. Consequently, while our California banking operation incurred net loan charge-offs of $5.4 million in 2001, and had nonperforming loans of $14.1 million at December 31, 2001, during the year ended December 31, 2002, these increased to $27.6 million and $17.2 million, respectively, most of which related to the San Francisco Bay area.

         Our Texas banking operation represents a somewhat smaller portion of our overall lending function. However, the Texas economy has generally continued to be fairly strong, resulting in relatively few asset quality issues. Consequently, we had loan charge-offs of $5.6 million and loan recoveries of $751,000 for the year ended December 31, 2002, which included a charge-off of $5.3 million on a single loan to a company engaged in leasing equipment, primarily to manufacturers. This company encountered significant operating problems from rapid expansion, principally through acquisition, accompanied by the economic downturn, which particularly affected the manufacturing sector. Total nonperforming loans were $5.5 million and $3.5 million at December 31, 2002 and 2001, respectively, including the remaining balance on the loan to the leasing company referred to above of $1.5 million.

         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The majority of our deposit development programs are now directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and have emphasized attracting more than one account relationship with customers. This growth is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. At December 31, 1997, total time deposits were $1.90 billion, or 51.7% of total deposits. Although time deposits have increased to $2.19 billion at December 31, 2002, they represented only 35.5% of total deposits, reflecting our continued focus on transactional accounts and full service deposit relationships with our customers.

         Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the increased net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2002 and 2001, net income was $45.2 million and $64.5 million, respectively, compared with $56.1 million, $44.2 million and $33.5 million in 2000, 1999 and 1998, respectively. The factors that led to the decline in our earnings for 2002 include the current interest rate environment, asset quality issues requiring additional provisions for loan losses, and increased operating expenses. The increased provisions for loan losses reflect the current economic environment and significantly increased loan charge-off, delinquency and nonperforming trends as further discussed under "--Comparison of Results of Operations for 2002 and 2001." Although we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. As such, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for growth through acquisitions.

Acquisitions. In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous market areas. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. We have primarily utilized cash, borrowings and the issuance of trust preferred securities to meet our growth objectives under our acquisition program.

         During the three years ended December 31, 2002, we completed nine acquisitions of banks, two branch office purchases and the acquisition of certain assets and assumption of certain liabilities of a leasing company. As demonstrated in the following table, our acquisitions during the three years ended December 31, 2002 have primarily served to increase our presence in the California markets that we originally entered during 1995 and to further augment our existing markets and our Midwest banking franchise. Additionally, we currently have one pending acquisition that will further expand our Midwest banking franchise. These transactions are summarized as follows:



                                                                                                                  Number
                                                                   Loans, Net of                                    of
                                                          Total      Unearned    Investment                       Banking
         Entity                        Closing Date    Assets (1)  Discount (1)  Securities (1)  Deposits (1)  Locations (1)
         ------                        ------------    ----------  ------------- --------------   -----------  -------------
                                                         (dollars expressed in thousands)

    Pending Acquisition
    -------------------

      Bank of Ste. Genevieve
      Ste. Genevieve, Missouri             --          $ 108,800       57,500       40,600        88,300           2
                                                       =========     ========      =======      ========        ====

    2002
    ----

      Union Planters Bank, N.A.
      Denton and Garland, Texas
      branch offices                  June 22, 2002    $  63,700          600           --        64,900           2

      Plains Financial Corporation
      Des Plaines, Illinois         January 15, 2002     256,300      150,400       81,000       213,400           4
                                                       ---------     --------      -------      --------        ----
                                                       $ 320,000      151,000       81,000       278,300           6
                                                       =========     ========      =======      ========        ====

    2001
    ----

      Union Financial Group, Ltd.
      Swansea, Illinois             December 31, 2001  $ 360,000      263,500        1,150       283,300           9

      BYL Bancorp
      Orange, California            October 31, 2001     281,500      175,000       12,600       251,800           7

      Charter Pacific Bank
      Agoura Hills, California      October 16, 2001     101,500       70,200        7,500        89,000           2
                                                       ---------     --------      -------      --------        ----
                                                       $ 743,000      508,700       21,250       624,100          18
                                                       =========     ========      =======      ========        ====

    2000
    ----

      The San Francisco Company
      San Francisco, California     December 31, 2000  $ 183,800      115,700       38,300       137,700           1

      Millennium Bank
      San Francisco, California     December 29, 2000    117,000       81,700       21,100       104,200           2

      Commercial Bank of San Francisco
      San Francisco, California     October 31, 2000     155,600       97,700       45,500       109,400           1

      Bank of Ventura
      Ventura, California            August 31, 2000      63,800       39,400       15,500        57,300           1

      First Capital Group, Inc.
      Albuquerque, New Mexico       February 29, 2000     64,600       64,600           --            --           1

      Lippo Bank
      San Francisco, California     February 29, 2000     85,300       40,900       37,400        76,400           3
                                                       ---------     --------      -------      --------       -----
                                                       $ 670,100      440,000      157,800       485,000           9
                                                       =========     ========      =======      ========       =====

--------------------------
(1) For our pending acquisition that is expected to close on March 31, 2003, amounts are as of December 31, 2002. For closed acquisitions, amounts are as of the respective closing dates.

         We funded the completed acquisitions from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under our revolving credit line with a group of unaffiliated banks and proceeds from the issuance of trust preferred securities.

         Pending Acquisition

         On September  17, 2002,  First Banks and  Allegiant  Bancorp,  Inc., or
Allegiant, signed an agreement and plan of exchange that provides for First Banks to acquire Allegiant's wholly owned banking subsidiary, Bank of Ste. Genevieve. Bank of Ste. Genevieve operates two locations in Ste. Genevieve, Missouri, and reported total assets of $108.8 million and total deposits of $88.3 million at December 31, 2002. Under the terms of the agreement, First Banks will acquire Bank of Ste. Genevieve in exchange for approximately 974,150 shares of Allegiant common stock that are currently held by First Banks. The value of $18.375 per share assigned to each share of Allegiant common stock to be exchanged in the transaction was determined by the parties based upon the existing market price of the shares and detailed negotiations. The transaction is expected to be completed on March 31, 2003. First Banks will continue to own approximately 232,000 shares of Allegiant common stock subsequent to completion of the transaction.

         Closed Acquisitions and Other Corporate Transactions

         On January 15, 2002, we completed our acquisition of Plains Financial Corporation, or Plains, and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association, Des Plaines, Illinois, in exchange for $36.5 million in cash. Plains operated a total of three banking facilities in Des Plaines, Illinois, and one banking facility in Elk Grove Village, Illinois. At the time of the transaction, Plains had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits. This transaction was accounted for using the purchase method of accounting. Goodwill was approximately $12.6 million and will not be amortized, but instead will be periodically tested for impairment in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The core deposit intangibles were approximately $2.9 million and are being amortized over seven years utilizing the straight-line method. Plains was merged with and into Union and PlainsBank of Illinois was merged with and into First Bank.

         On June 22, 2002, FB&T completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association, or UP branches. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office and a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years utilizing the straight-line method.

         On December 31, 2002, we completed our acquisition of all of the outstanding capital stock of First Banks America, Inc., or FBA, San Francisco, California, that we did not already own for a price of $40.54 per share, or approximately $32.4 million. At December 31, 2002, prior to consummation of this transaction, there were 798,753 shares, or approximately 6.22% of our former majority-owned subsidiary's outstanding stock, held publicly. We owned the other 93.78%. In conjunction with this transaction, FBA was merged with and into First Banks. This transaction was accounted for using the purchase method of accounting. Goodwill was approximately $12.4 million and will not be amortized, but instead will be periodically tested for impairment in accordance with SFAS No. 142.

         Acquisition and Integration Costs

         We accrue certain costs associated with our acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from one to nine years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date. The balance of our accrued severance of $2.4 million identified in the following table is comprised of contractual obligations under salary continuation agreements to 13 individuals and have remaining terms ranging from eight months to approximately 14 years. Payments made under these agreements are paid from accrued liabilities and consequently, do not have any impact on our statements of income.

         A summary of acquisition and integration costs attributable to the acquisitions included in the foregoing table, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated financial statements.

                                                                             Information
                                                         Severance         Technology Fees       Total
                                                         ---------         ---------------       -----

Balance at December 31, 1998.........................  $ 1,100,000                   --        1,100,000
Year Ended December 31, 1999:
   Amounts accrued at acquisition date...............    1,633,768                   --        1,633,768
   Payments..........................................     (124,742)                  --         (124,742)
                                                       -----------         ------------      -----------
Balance at December 31, 1999.........................  $ 2,609,026                   --        2,609,026
Year Ended December 31, 2000:
   Amounts accrued at acquisition date...............    3,331,600                   --        3,331,600
   Reversal to goodwill..............................     (278,974)                  --         (278,974)
   Payments..........................................   (2,492,319)                  --       (2,492,319)
                                                       -----------         ------------      -----------
Balance at December 31, 2000.........................  $ 3,169,333                   --        3,169,333
Year Ended December 31, 2001:
   Amounts accrued at acquisition date...............    3,884,800              515,638        4,400,438
   Payments..........................................   (3,119,602)            (363,138)      (3,482,740)
                                                       -----------         ------------      -----------
Balance at December 31, 2001.........................  $ 3,934,531              152,500        4,087,031
Year Ended December 31, 2002:
   Amounts accrued at acquisition date...............      238,712              250,000          488,712
   Payments..........................................   (1,821,878)            (375,032)      (2,196,910)
                                                       -----------         ------------      -----------
Balance at Decmber 31, 2002..........................  $ 2,351,365               27,468        2,378,833
                                                       ===========         ============      ===========

         As further discussed and quantified under "--Comparison of Results of Operations for the Nine Months Ended September 30, 2002," "--Comparison of
Results of Operations for 2001 and 2000," and "--Comparison of Results of Operations for 2000 and 1999," we also incur costs associated with our acquisitions that are expensed in our statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.


Market Area. As of December 31, 2002, our subsidiary banks' 151 banking facilities were located in California, eastern Missouri, Illinois and Texas. Our primary market area is the St. Louis, Missouri metropolitan area. Our second and third largest market areas are southern and northern California and central and southern Illinois, respectively. We also have locations in the Houston, Dallas, Irving, McKinney and Denton, Texas metropolitan areas, rural eastern Missouri and the greater Chicago, Illinois metropolitan area.

         The following table lists the market areas in which our subsidiary banks operate, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2002:

                                                                              Total         Deposits       Number
                                                                            Deposits     as a Percentage     of
                               Geographic Area                            (in millions) of Total Deposits Locations
                               ---------------                            ------------- ----------------- ---------

St. Louis, Missouri metropolitan area (1)...............................   $ 1,534.3          24.9%           29
Regional Missouri (1)...................................................       414.0           6.7            14
Central and southern Illinois (1).......................................     1,055.3          17.1            33
Northern Illinois (1)...................................................       530.8           8.6            18
Texas (2)...............................................................       328.2           5.3             8
Southern California (2).................................................     1,334.1          21.6            32
Northern California (2).................................................       976.1          15.8            17
                                                                           ---------         -----          ----
     Total deposits.....................................................   $ 6,172.8         100.0%          151
                                                                           =========         =====          ====

------------------------
(1) First Bank operates in the St. Louis metropolitan area, in regional Missouri, in central and southern Illinois and in northern Illinois, including Chicago.
(2) FB&T operates in the greater Los Angeles metropolitan area, including Ventura County, Riverside and Orange County, California; in Santa Barbara County, California; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in the Houston, Dallas, Irving, McKinney and Denton metropolitan areas.

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

         We believe we will continue to face competition in the acquisition of independent banks and savings banks from banks and financial holding companies. We often compete with larger financial institutions that have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks operating in California, Illinois, Missouri and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our service areas.

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

         We are a registered bank holding company under the Bank Holding Company Act of 1956. Consequently, the Board of Governors of the Federal Reserve System, or Federal Reserve, regulates, supervises and examines us. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

         Since First Bank is an institution chartered by the State of Missouri and a member of the Federal Reserve, both the State of Missouri Division of Finance and the Federal Reserve supervise, regulate and examine First Bank. FB&T is chartered by the State of California and is subject to supervision, regulation and examination by the California Department of Financial Institutions. Our subsidiary banks are also regulated by the Federal Deposit Insurance Corporation, or FDIC, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of our subsidiary banks have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, or GLB Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if all of their subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         We are also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of our subsidiary banks (briefly summarized below). The Bank Holding Company Act also requires a bank holding company to obtain approval from the Federal Reserve before:

          >> acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);

          >> acquiring all or substantially all of the assets of another bank or bank holding company; or

          >>   merging or consolidating with another bank holding company.

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

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bankholding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. The Office of the Comptroller of the Currency, or OCC, and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the Federal Reserve on bank holding companies. Information regarding our capital levels and our subsidiary banks' capital levels under the federal capital requirements is contained in Note 21 to our consolidated financial statements appearing elsewhere in this report.

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

         The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be:

          >> "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

          >> "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances);

          >> "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances);

          >> "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3% or a Leverage Ratio of less than 3%; and

          >> "critically undercapitalized" if its tangible equity is equal to or less than 2% of its average quarterly tangible assets.

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

The Gramm-Leach-Bliley Act. The GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms and insurance companies to affiliate with each other and to enter new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through such affiliations, and to modify the federal regulatory structure governing some financial services activities. This authority of financial firms to broaden the types of financial services offered to customers and to affiliates with other types of financial services companies may lead to further consolidation in the financial services industry. However, it may lead to additional competition in the markets in which we operate by allowing new entrants into various segments of those markets that are not the traditional competitors in those segments. Furthermore, the authority granted by the GLB Act may encourage the growth of larger competitors.

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

The Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a myriad of corporate governance and accounting measures designed to ensure that the shareholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the Securities and Exchange Commission, or SEC, such as First Banks, are affected by the Sarbanes-Oxley Act.

         Certain provisions of the Sarbanes-Oxley Act became effective immediately, while other provisions will become effective as the SEC adopts rules to implement those provisions. Some of the principal provisions of the Sarbanes-Oxley Act which may affect us include:

          >> the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

          >> auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

          >>   additional corporate governance and responsibility measures which
               (i) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (ii) protect whistleblowers and informants;

          >> expansion of the audit committee's authority and responsibility by requiring that the audit committee (i) have direct control of the outside auditor, (ii) be able to hire and fire the auditor, and (iii) approve all non-audit services;

          >> mandatory disclosure by analysts of potential conflicts of interest; and

          >>   enhanced penalties for fraud and other violations.

         The Sarbanes-Oxley Act is expected to increase the administrative costs and burden of doing business for public companies; however, we cannot predict the significance of any increase at this time.

The USA Patriot Act. In October 2001, the Patriot Act was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act is expected to increase the administrative costs and burden of doing business for financial institutions; however, we cannot predict the significance of any increase at this time.

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

         First Bank is a member of the Federal Reserve System. Both First Bank and FB&T are members of the Federal Home Loan Bank System. As members, they are required to hold investments in regional banks within those systems. Our subsidiary banks were in compliance with these requirements at December 31, 2002, with investments of $9.7 million in stock of the Federal Home Loan Bank of Des Moines held by First Bank, $450,000 in stock of the Federal Home Loan Bank of Chicago held by First Bank (associated with the acquisition of Union completed on December 31, 2001), $2.4 million in stock of the Federal Home Loan Bank of San Francisco held by FB&T, and $7.5 million in stock of the Federal Reserve Bank of St. Louis held by First Bank.

Monetary Policy and Economic Control. The commercial banking business is affected by legislation, regulatory policies and general economic conditions as well as the monetary policies of the Federal Reserve. The instruments of monetary policy available to the Federal Reserve include the following:

          >> changes in the discount rate on member bank borrowings and the targeted federal funds rate;

          >>   the availability of credit at the "discount window;"

          >>   open market operations;

          >>   the  imposition  of  changes  in  reserve   requirements  against
               deposits of domestic banks;

          >>   the  imposition  of  changes  in  reserve   requirements  against
               deposits and assets of foreign branches; and

          >> the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates.

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

Employees

         As of March 25, 2003, we employed approximately 2,200 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 41,763 square feet, of which approximately 1,791 square feet is currently leased to others. Of our other 150 offices and two operations and administrative facilities, 91 are located in buildings that we own and 62 are located in buildings that we lease.

         We consider the properties at which we do business to be in good condition generally and suitable for our business conducted at each location. To the extent our properties or those acquired in connection with our acquisition of other entities provide space in excess of that effectively utilized in the operations of our subsidiary banks, we seek to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by our subsidiary banks appears in Note 7 to our consolidated financial statements appearing elsewhere in this report.

Item 3.  Legal Proceedings

         In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes that the ultimate resolution of existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

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

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from our subsidiary banks, which are also subject to regulatory requirements. The dividend limitations are included in Note 22 to our consolidated financial statements appearing elsewhere in this report.

Item 6.  Selected Financial Data

         The selected consolidated financial data set forth below are derived from our consolidated financial statements, which have been audited by KPMG LLP. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of or For the Year Ended December 31, (1)
                                                        -----------------------------------------------------------
                                                            2002         2001        2000        1999        1998
                                                            ----         ----        ----        ----        ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    Interest income...................................   $  424,910     444,743     422,826      353,082     327,860
    Interest expense..................................      156,740     209,604     200,852      170,751     172,021
                                                         ----------  ----------  ----------   ----------  ----------
    Net interest income...............................      268,170     235,139     221,974      182,331     155,839
    Provision for loan losses.........................       55,500      23,510      14,127       13,073       9,000
                                                         ----------  ----------  ----------   ----------  ----------
    Net interest income after provision
      for loan losses.................................      212,670     211,629     207,847      169,258     146,839
    Noninterest income................................       89,455      98,609      42,778       41,650      36,497
    Noninterest expense...............................      232,756     211,671     157,990      138,757     128,862
                                                         ----------  ----------  ----------   ----------  ----------
    Income before provision for income taxes,
      minority interest in income of subsidiary
      and cumulative effect of change in
      accounting principle............................       69,369      98,567      92,635       72,151      54,474
    Provision for income taxes........................       22,771      30,048      34,482       26,313      19,693
                                                         ----------  ----------  ----------   ----------  ----------
    Income before minority interest in income
      of subsidiary and cumulative effect of
      change in accounting principle..................       46,598      68,519      58,153       45,838      34,781
    Minority interest in income of subsidiary.........        1,431       2,629       2,046        1,660       1,271
                                                         ----------  ----------  ----------   ----------  ----------
    Income before cumulative effect of change in
      accounting principle............................       45,167      65,890      56,107       44,178      33,510
    Cumulative effect of change in
      accounting principle, net of tax................           --      (1,376)         --           --          --
                                                         ----------  ----------  ----------   ----------  ----------
    Net income........................................   $   45,167      64,514      56,107       44,178      33,510
                                                         ==========  ==========  ==========   ==========  ==========
Dividends:
    Preferred stock...................................   $      786         786         786          786         786
    Common stock......................................           --          --          --           --          --
    Ratio of total dividends declared to net income...         1.74%       1.22%       1.40%        1.78%       2.35%
Per Share Data:
    Earnings per common share:
      Basic:
       Income before cumulative effect of change
         in accounting principle......................   $ 1,875.69    2,751.54    2,338.04     1,833.91    1,383.04
       Cumulative effect of change in
         accounting principle, net of tax.............           --      (58.16)         --           --          --
                                                         ----------  ----------  ----------   ----------  ----------

       Basic..........................................   $ 1,875.69    2,693.38    2,338.04     1,833.91    1,383.04
                                                         ==========  ==========  ==========   ==========  ==========
      Diluted:
       Income before cumulative effect of change
         in accounting principle......................   $ 1,853.64    2,684.93    2,267.41     1,775.47    1,337.09
       Cumulative effect of change in accounting
         principle, net of tax........................           --      (58.16)         --           --          --
                                                         ----------  ----------  ----------   ----------  ----------
       Diluted........................................   $ 1,853.64    2,626.77    2,267.41     1,775.47    1,337.09
                                                         ==========  ==========  ==========   ==========  ==========

      Weighted average common stock outstanding.......       23,661      23,661      23,661       23,661      23,661


Balance Sheet Data:
    Investment securities.............................   $1,137,320     631,068     563,534      451,647     534,796
    Loans, net of unearned discount...................    5,432,588   5,408,869   4,752,265    3,996,324   3,580,105
    Total assets......................................    7,342,800   6,778,451   5,876,691    4,867,747   4,554,810
    Total deposits....................................    6,172,820   5,683,904   5,012,415    4,251,814   3,939,985
    Notes payable.....................................        7,000      27,500      83,000       64,000      50,048
    Guaranteed preferred beneficial interests in
       subordinated debentures........................      270,039     235,881     182,849      127,611     127,443
    Common stockholders' equity.......................      505,978     435,594     339,783      281,842     250,300
    Total stockholders' equity........................      519,041     448,657     352,846      294,905     263,363
Earnings Ratios:
    Return on average total assets....................         0.64%       1.08%       1.09%       0.95%       0.78%
    Return on average total stockholders' equity......         9.44       15.96       17.43       15.79       13.64
    Efficiency ratio (2)..............................        65.08       63.42       59.67       61.95       67.00
    Net interest margin (3)...........................         4.24        4.34        4.65        4.24        3.94
Asset Quality Ratios:
    Allowance for loan losses to loans................         1.83        1.80        1.72        1.72        1.70
    Nonperforming loans to loans (4)..................         1.38        1.24        1.12        0.99        1.22
    Allowance for loan losses to
       nonperforming loans (4)........................       132.29      144.36      153.47      172.66      140.04
    Nonperforming assets to loans and
       other real estate (5)..........................         1.52        1.32        1.17        1.05        1.32
    Net loan charge-offs to average loans.............         1.01        0.45        0.17        0.22        0.05
Capital Ratios:
    Average total stockholders' equity
       to average total assets........................         6.79        6.74        6.25        6.01        5.74
    Total risk-based capital ratio....................        10.68       10.53       10.21       10.05       10.28
    Leverage ratio....................................         6.45        7.24        7.46        7.15        7.78

--------------------------------
(1)  The comparability of the selected data presented is affected by the acquisitions of 13  banks  and  four  branch  offices during the five-year period ended December 31, 2002. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for  the periods subsequent to its respective date of acquisition.
(2)  Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3)  Net interest rate margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
(4)  Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following presents management's discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. You should read this discussion in conjunction with our "Selected Financial Data," our consolidated financial statements and the related notes thereto, and the other financial data contained elsewhere in this report.

         This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. See "Special Note Regarding Forward-Looking Statements" appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

         Net income was $45.2 million, $64.5 million and $56.1 million for the years ended December 31, 2002, 2001 and 2000 respectively. Results for 2002 reflect increased net interest income offset by higher operating expenses primarily resulting from our acquisitions completed in 2001 and 2002. We also experienced increased provisions for loan losses, indicative of the current economic environment, reflected in increased charge-off, past due and nonperforming trends. For the three months ended December 31, 2002 and 2001, our net income was $14.8 million and $29.9 million, respectively. Included in our results for the fourth quarter and year ended December 31, 2001 were a nonrecurring gain of $12.4 million, net of related income taxes, relating to the exchange of our investment in an unaffiliated financial institution for cash and stock in another unaffiliated financial institution, and a nonrecurring adjustment of our deferred income tax valuation reserve of $8.1 million, both of which increased net income.

         The implementation of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the three months and year ended December 31, 2001 would have increased $2.6 million and $8.1 million, respectively. In addition, the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income would have been $65.9 million for the year ended December 31, 2001.

         The decline in our earnings in 2002 primarily resulted from the reduced interest rate environment and weak economic conditions within our market areas, as well as the related decline in asset quality. Throughout 2002, we experienced higher than normal loan charge-offs, loan delinquencies and nonperforming loans that led to significant increases in the provision for loan losses, thereby reducing net income. While we believe we have aggressively addressed the asset quality problems that have arisen throughout the year, we continue to closely monitor our operations to address the challenges posed by the current economic environment, including reduced loan demand and lower prevailing interest rates. We attribute the improved earnings for 2001 primarily to increased net interest income and noninterest income, including a gain on the exchange of an equity investment in an unaffiliated financial institution in October 2001, as well as a reduced provision for income taxes. The improvement in our earnings for 2001 was significantly offset by reductions in prevailing interest rates throughout 2001, resulting in an overall decline in our net interest rate margin. Our earnings progress for 2000 was primarily driven by increased net interest income generated from our acquisitions completed in 1999 and 2000, continued growth and diversification in the composition of our loan portfolio, and increases in prevailing interest rates which resulted in increased yields on our interest-earning assets.

Financial Condition and Average Balances

         Our average total assets were $7.05 billion for the year ended December 31, 2002, compared to $5.99 billion and $5.15 billion for the years ended December 31, 2001 and 2000, respectively. We attribute the increase of $1.06 billion in total average assets for 2002 primarily to our 2002 acquisitions of Plains and the UP branches, which provided assets of $256.3 million and $63.7 million, respectively, and our acquisitions of Charter Pacific Bank, BYL Bancorp and Union, completed during the fourth quarter of 2001. The increase in total assets was partially offset by lower loan demand and an anticipated level of attrition associated with these acquisitions. We attribute the increase in total average assets for 2001 primarily to our acquisitions completed during the fourth quarter of 2000 and in 2001; internal loan growth generated through the efforts of our business development staff; increased bank premises and equipment associated with the expansion and renovation of various corporate and branch offices; and valuation of derivative instruments on the consolidated balances sheets resulting from a change in accounting principle. The acquisition of Union, which provided total assets of $360.0 million, was completed on December 31, 2001, and therefore did not have a significant impact on our average total assets for the year ended December 31, 2001, but has contributed to the overall increase in average total assets in 2002.

         The increase in assets for 2002 was primarily funded by an increase in average deposits of $867.3 million to $5.96 billion for the year ended December 31, 2002, and an increase of $36.0 million in average short-term borrowings to $194.1 million for the year ended December 31, 2002. We utilized the majority of the funds generated from our deposit growth to invest in available-for-sale investment securities and the remaining funds were temporarily invested in federal funds sold, resulting in increases in average federal funds sold and average investment securities of $29.7 million and $362.4 million, respectively, to $123.3 million and $813.8 million, respectively, for the year ended December 31, 2002. Similarly, we funded the increase in assets for 2001 by an increase in average deposits of $612.9 million to $5.09 billion for the year ended December 31, 2001, and an increase of $51.9 million in average short-term borrowings to $158.0 million for the year ended December 31, 2001. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds were either temporarily invested in federal funds sold or invested in available-for-sale investment securities, resulting in increases in average federal funds sold and average investment securities of $26.1 million and $19.4 million, respectively, to $93.6 million and $451.4 million, respectively, for the year ended December 31, 2001.

         Loans, net of unearned discount, averaged $5.42 billion, $4.88 billion and $4.29 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The acquisitions we completed during 2001 and 2002 provided loans, net of unearned discount, of $508.7 million and $151.0 million, respectively. The increase for 2002 is primarily due to the loans provided by acquisitions as well as a $36.1 million increase in residential real estate lending, due to increased volumes resulting from the current interest rate environment. These increases were offset by a $119.3 million decline in commercial lending, primarily due to reduced loan demand resulting from current economic conditions prevalent within our markets. We also experienced continuing reductions in consumer and installment loans, net of unearned discount, which decreased $44.1 million to $79.1 million at December 31, 2002. This decrease reflects reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending. These changes result from the focus we have placed on our business development efforts and the portfolio repositioning which we originally began in the mid-1990s. This repositioning provided for substantially all of our residential mortgage loan production to be sold in the secondary mortgage market and the origination of indirect automobile loans to be substantially reduced.

         In addition to the growth provided by acquisitions, for 2001, $174.6 million of net loan growth was provided by corporate banking business development, consisting of increases of $24.9 million of lease financing, $145.8 million of commercial real estate loans and $8.4 million of real estate construction and development loans, offset by a decrease of $4.5 million of commercial, financial and agricultural loans. Furthermore, the increase in loans is also attributable to an increase in residential real estate lending, including loans held for sale, of $48.6 million for the year ended December 31, 2001. We primarily attribute this increase to be the result of a significantly higher volume of residential mortgage loans originated, including both new fundings and refinancings, as a result of declining interest rates experienced throughout 2001 as well as an expansion of our mortgage banking activities. These overall increases were partially offset by continuing reductions in consumer and installment loans, net of unearned discount, which decreased $75.3 million to $122.1 million at December 31, 2001 due to the sale of our student loan and credit card portfolios, and is consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending.

         Investment securities averaged $813.8 million, $451.4 million and $431.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, reflecting increases of $362.4 million and $19.5 million for the years ended December 31, 2002 and 2001, respectively. The significant increase in 2002 is primarily attributable to an increase in purchases of available-for-sale investment securities due to reduced loan demand and our acquisition of Plains, which provided us with $81.0 million in investment securities. The increase for 2001 is primarily associated with investment securities that we acquired in conjunction with our 2000 and 2001 acquisitions and the investment of excess funds available due to reduced loan demand. This increase was partially offset by the liquidation of certain acquired investment securities, a higher than normal level of calls of investment securities prior to their normal maturity dates experienced throughout 2001 resulting from the general decline in interest rates, and sales of certain available-for-sale investment securities.

         Nonearning assets averaged $687.8 million for the year ended December 31, 2002, compared to $562.9 million and $359.2 million for the years ended December 31, 2001 and 2000, respectively. The increases in average nonearning assets in 2002 and 2001 are primarily due to additional derivative instruments associated with three new swap agreements entered into in 2002, and the implementation of SFAS No. 133 in January 2001, respectively. Bank premises and equipment, net of depreciation and amortization, was $152.4 million at December 31, 2002, in comparison to $149.6 million and $114.8 million at December 31, 2001 and 2000, respectively. We primarily attribute the increase in bank premises and equipment to our acquisitions, the purchase and remodeling of a new operations center and corporate administrative building during 2001, and the construction and/or renovation of various branch offices. In addition, the increase in intangibles of $26.7 million from $125.4 million at December 31, 2001 to $152.1 million at December 31, 2002 results from goodwill attributable to our 2002 acquisitions, including $12.4 million associated with the purchase of the public shares of FBA.

         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $5.96 billion, $5.09 billion and $4.48 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Total deposits increased by $488.9 million to $6.17 billion at December 31, 2002 from $5.68 billion at December 31, 2001. We credit the increases primarily to our acquisitions completed during the respective periods and the expansion of our deposit product and service offerings available to our customer base. The increase for 2002 also reflects an increase in savings accounts offset by a decline in certain large commercial accounts due primarily to general economic conditions resulting from the fact that consumers are generally more inclined to retain a higher level of liquid assets during times of economic uncertainty. The overall increase for 2001 was partially offset by an anticipated level of account attrition associated with our acquisitions during the fourth quarter of 2000 and $50.0 million of time deposits of $100,000 or more that either matured or were called in September 2001.

         Short-term borrowings averaged $194.1 million, $158.0 million and $106.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in the average balance for 2002 reflects a $54.1 million increase in securities sold under agreements to repurchase principally in connection with the cash management activities of our commercial deposit customers as well as a $15.0 million increase in federal funds purchased, offset by a $17.0 million decline in Federal Home Loan Bank advances. Short-term borrowings increased by $102.5 million to $243.1 million at December 31, 2001 from $140.6 million at December 31, 2000. This increase reflects a $17.5 million increase in securities sold under agreements to repurchase, a $15.1 million increase in Federal Home Loan Bank advances acquired in conjunction with our Union acquisition, and a $70.0 million increase in federal funds purchased.

         Our note payable averaged $17.9 million, $41.6 million and $51.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our note payable decreased by $20.5 million to $7.0 million at December 31, 2002 from $27.5 million at December 31, 2001 due to repayments funded primarily through dividends from our subsidiaries and the issuance of additional trust preferred securities in April 2002, offset by a $36.5 million advance utilized to fund our acquisition of Plains in January 2002. Similarly, the reduction for 2001 was primarily funded with dividends from our subsidiaries and the issuance of additional trust preferred securities in November 2001. The balance of our note payable at December 31, 2002 results from a $7.0 million advance drawn on December 31, 2002 to partially fund our purchase of the public shares of FBA.

         During October 2000, First Preferred Capital Trust II issued $57.5 million of 10.24% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were $55.1 million and were used to reduce borrowings and subsequently to partially fund our acquisitions of Commercial Bank of San Francisco in October 2000 and Millennium Bank in December 2000. Distributions payable on these trust preferred securities were $5.9 million for the years ended December 31, 2002 and 2001, and $1.2 million for the year ended December 31, 2000. During November 2001, First Preferred Capital Trust III issued $55.2 million of 9.00% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were $52.9 million and were used to reduce borrowings. Distributions payable on these trust preferred securities were $5.0 million and $634,000 for the years ended December 31, 2002 and 2001, respectively. On April 10, 2002, First Bank Capital Trust issued $25.0 million of variable rate cumulative trust preferred securities in a private placement. Proceeds from this offering, net of underwriting fees and offering expenses, were $24.2 million and were used to reduce borrowings. Distributions payable on these trust preferred securities were $1.1 million for the year ended December 31, 2002. The distributions on all issues of our trust preferred securities are recorded as interest expense in our consolidated financial statements appearing elsewhere in this report.

         Stockholders' equity averaged $478.6 million, $404.1 million and $321.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We primarily attribute the increase for 2002 to net income of $45.2 million and an increase in accumulated other comprehensive income of $26.2 million, offset by dividends paid on our Class A and Class B preferred stock. The $26.2 million increase in accumulated other comprehensive income reflects $17.3 million associated with our derivative financial instruments as accounted for under SFAS No. 133 and $8.9 million associated with the change in unrealized gains and losses on available-for-sale investment securities as accounted for under SFAS No. 115. The increase in 2001 is attributable to net income of $64.5 million and an increase in accumulated other comprehensive income of $28.3 million, which reflects $30.1 million associated with our derivative financial instruments offset by a $1.9 million reduction in other comprehensive income resulting form the change in unrealized gains and losses on available-for-sale investment securities. The overall increase in stockholders' equity for 2001 also reflects an increase of $3.8 million associated with capital stock and certain other equity transactions of FBA, partially offset by dividends paid on our Class A and Class B preferred stock.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                         Years Ended December 31,
                                        -------------------------------------------------------------------------------------
                                                    2002                            2001                        2000
                                        -----------------------------   --------------------------  -------------------------
                                                    Interest                        Interest                    Interest
                                         Average    Income/  Yield/      Average    Income/  Yield/   Average   Income/ Yield/
                                         Balance    Expense   Rate       Balance    Expense   Rate    Balance   Expense  Rate
                                         -------    -------   ----       -------    -------   ----    -------   -------  ----
                                                                  (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable........................ $5,408,018   389,090    7.19%   $4,876,615  411,663    8.44% $4,281,290  389,687  9.10%
       Tax-exempt (4).................     16,490     1,495    9.07         7,684      754    9.81       9,668      992 10.26
    Investment securities:
       Taxable........................    765,734    31,034    4.05       433,454   26,244    6.05     412,932   27,331  6.62
       Tax-exempt (4).................     48,078     2,869    5.97        17,910    1,366    7.63      18,996    1,478  7.78
    Federal funds sold and other......    123,285     1,949    1.58        93,561    5,458    5.83      67,498    4,202  6.23
                                       ----------   -------            ----------  -------          ----------  -------
         Total interest-
           earning assets.............  6,361,605   426,437    6.70     5,429,224  445,485    8.21   4,790,384  423,690  8.84
                                                    -------                        -------                      -------

Nonearning assets.....................    687,752                         562,918                      359,196
                                       ----------                      ----------                   ----------
         Total assets................. $7,049,357                      $5,992,142                   $5,149,580
                                       ==========                      ==========                   ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing
         demand deposits.............. $  755,879     7,551    1.00%   $  507,011    7,019    1.38% $  421,986    5,909  1.40%
       Savings deposits...............  1,991,510    35,668    1.79     1,548,441   50,388    3.25   1,279,378   51,656  4.04
       Time deposits (3)..............  2,295,431    85,049    3.71     2,278,263  125,131    5.49   2,139,305  120,257  5.62
                                       ----------   -------            ----------  -------          ----------  -------
         Total interest-
           bearing deposits...........  5,042,820   128,268    2.54     4,333,715  182,538    4.21   3,840,669  177,822  4.63
    Short-term borrowings.............    194,077     3,450    1.78       158,047    5,847    3.70     106,123    5,881  5.54
    Note payable......................     17,947     1,032    5.75        41,590    2,629    6.32      51,897    3,976  7.66
    Guaranteed preferred
       debentures (3).................    257,366    23,990    9.32       189,440   18,590    9.81     138,605   13,173  9.50
                                       ----------   -------            ----------  -------          ----------  -------

         Total interest-bearing
           liabilities................  5,512,210   156,740    2.84     4,722,792  209,604    4.44   4,137,294  200,852  4.85
                                                    -------                        -------                      -------
Noninterest-bearing liabilities:
    Demand deposits...................    912,915                         754,763                      634,886
    Other liabilities.................    145,640                         110,480                       55,473
                                        ---------                      ----------                   ----------
         Total liabilities............  6,570,765                       5,588,035                    4,827,653
Stockholders' equity..................    478,592                         404,107                      321,927
                                       ----------                      ----------                   ----------
         Total liabilities and
           stockholders' equity....... $7,049,357                      $5,992,142                   $5,149,580
                                       ==========                      ==========                   ==========
Net interest income...................              269,697                        235,881                      222,838
                                                    =======                        =======                      =======
Interest rate spread..................                         3.86                           3.77                       3.99
Net interest margin (5)...............                         4.24%                          4.34%                      4.65%
                                                              =====                          =====                      =====
     ------------------------
(1)   For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income and interest expense includes the effects of interest rate swap agreements.
(4)   Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $1.5 million, $742,000 and $864,000 for the years ended December 31, 2002, 2001 and 2000, respectively.
(5)   Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

         The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense, which are attributable to changes in average volume, and changes in average rates, in comparison with the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                         Increase (Decrease) Attributable to Change in:
                                                ------------------------------------------------------------------
                                                December 31, 2002 Compared           December 31, 2001 Compared
                                                   to December 31, 2001                 to December 31, 2000
                                                ----------------------------       -------------------------------
                                                                          Net                                Net
                                               Volume        Rate       Change     Volume       Rate       Change
                                               ------        ----       ------     ------       ----       ------
                                                                 (dollars expressed in thousands)

Interest earned on:
    Loans: (1) (2) (3)
       Taxable.............................  $ 42,110     (64,683)    (22,573)    51,584     (29,608)     21,976
       Tax-exempt (4)......................       802         (61)        741       (196)        (42)       (238)
    Investment securities:
       Taxable.............................    15,461     (10,671)      4,790      1,325      (2,412)     (1,087)
       Tax-exempt (4)......................     1,858        (355)      1,503        (84)        (28)       (112)
    Federal funds sold and other...........     1,349      (4,858)     (3,509)     1,540        (284)      1,256
                                             --------     -------     -------    -------     -------     -------
           Total interest income...........    61,580     (80,628)    (19,048)    54,169     (32,374)     21,795
                                             --------     -------     -------    -------     -------     -------
Interest paid on:
    Interest-bearing demand deposits.......     2,809      (2,277)        532      1,194         (84)      1,110
    Savings deposits.......................    11,866     (26,586)    (14,720)     9,818     (11,086)     (1,268)
    Time deposits (3) .....................       932     (41,014)    (40,082)     7,696      (2,822)      4,874
    Short-term borrowings..................     1,121      (3,518)     (2,397)     2,306      (2,340)        (34)
    Note payable...........................    (1,378)       (219)     (1,597)      (716)       (631)     (1,347)
    Guaranteed preferred debentures (3)....     6,369        (969)      5,400      4,974         443       5,417
                                             --------     -------     -------    -------     -------     -------
           Total interest expense..........    21,719     (74,583)    (52,864)    25,272     (16,520)      8,752
                                             --------     -------     -------    -------     -------     -------
           Net interest income.............  $ 39,861      (6,045)     33,816     28,897     (15,854)     13,043
                                             ========     =======     =======    =======     =======     =======
     ------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense includes the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net Interest Income

         The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $269.7 million, or 4.24% of average interest-earning assets, for the year ended December 31, 2002, from $235.9 million, or 4.34% of interest-earning assets, and $222.8 million, or 4.65% of interest-earning assets, for the years ended December 31, 2001 and 2000, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during the fourth quarter of 2001 and in January 2002 as well as earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. These agreements provided net interest income of $53.0 million and $23.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates, generally weaker loan demand and overall economic conditions, resulting in the decline in our net interest rate margin. Guaranteed preferred debentures expense was $24.0 million for the year ended December 31, 2002, compared to $18.6 million and $13.2 million for the comparable periods in 2001 and 2000, respectively. The increase for 2002 is primarily attributable to the issuance of trust preferred securities by our financing subsidiaries. In 2001, First Preferred Capital Trust III issued $55.2 million of trust preferred securities and in April 2002, First Bank Capital Trust issued $25.0 million of trust preferred securities. The overall increase also reflects a change in estimate reducing the period over which the deferred issuance costs are being amortized from maturity date to call date. This change in estimate was deemed necessary as a result of the significant decline in prevailing interest rates experienced during 2001. Such decline increased the likelihood that we would redeem certain of our trust preferred securities issues prior to maturity and obtain replacement regulatory capital, probably through the issuance of additional trust preferred securities at a lower interest rate. The increase was partially offset by earnings of $4.5 million associated with our interest rate swap agreements entered into in May and June 2002. The increase for 2001 is solely attributable to the issuance of $57.5 million of trust preferred securities by First Preferred Capital Trust II in October 2000 and the issuance of $55.2 million of trust preferred securities in November 2001 by First Preferred Capital Trust III. We credit the increased net interest income for 2001 primarily to the net interest-earning assets provided by our acquisitions completed during 2000 and 2001, internal loan growth and earnings on our interest rate swap agreements. The overall increase in net interest income was significantly offset by reductions in prevailing interest rates throughout 2001, resulting in the overall decline in our net interest margin.

         Average total loans, net of unearned discount, were $5.42 billion for the year ended December 31, 2002, in comparison to $4.88 billion and $4.29 billion for the years ended December 31, 2001 and 2000, respectively. The yield on our loan portfolio, however, decreased to 7.20% for the year ended December 31, 2002, in comparison to 8.44% for 2001 and 9.10% for 2000. This was a major contributor to the declines in our net interest rate margin of ten basis points for 2002 and 31 basis points for 2001. We attribute the decline in yields and our net interest rate margin primarily to the decreases in prevailing interest rates. During the period from January 1, 2001 through December 31, 2002, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate 12 times, resulting in 12 decreases in the prime rate of interest from 9.50% to 4.25%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above, the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the years ended December 31, 2002, 2001 and 2000, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 2.54%, 4.21% and 4.63%, respectively. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid is a result of generally decreasing interest rates in 2002 and 2001 as compared to generally increasing rates in 2000. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for loan growth.

         The aggregate weighted average rate on our note payable decreased to 5.75% for the year ended December 31, 2002, from 6.32% and 7.66% for the years ended December 31, 2001 and 2000, respectively. The overall changes in the weighted average rates paid reflect changing market interest rates during these periods. Amounts outstanding under our $45.0 million revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate and in the outstanding balance of our note payable in 2002. During 2001, our note payable was fully repaid from the proceeds of the trust preferred securities issued by First Preferred Capital Trust III. However, on December 31, 2001, we obtained a $27.5 million advance to fund our acquisition of Union and in January and December 2002, we utilized the note payable to fund our acquisitions of Plains and the public shares of FBA, respectively. The aggregate weighted average rate paid on our short-term borrowings also declined to 1.78% for the year ended December 31, 2002, as compared to 3.70% and 5.54% for 2001 and 2000, respectively, reflecting reductions in the current interest rate environment.

         The aggregate weighted average rate paid on our guaranteed preferred debentures was 9.32%, 9.81% and 9.50% for the years ended December 31, 2002, 2001 and 2000, respectively. The decreased rate for 2002 primarily reflects the earnings impact of $4.5 million associated with our interest rate swap agreements entered into in May and June 2002. The decline was partially offset by the additional expense of our trust preferred securities issued in November 2001 and April 2002 as well as a change in estimate regarding the period over which the deferred issuance costs associated with these obligations are being amortized. As further discussed in Note 12 to our consolidated financial statements appearing elsewhere in this report, this change in estimate resulted in a reduction of net income in the amount of $2.8 million for the year ended December 31, 2002, as compared to what results would have been without the change. The increase for the year ended December 31, 2001 primarily reflects the additional expense of our trust preferred securities issued in November 2001.

Comparison of Results of Operations for 2002 and 2001

         Net Income. Net income was $45.2 million for the year ended December 31, 2002, compared to $64.5 million for 2001. Results for 2002 reflect increased net interest income offset by higher operating expenses primarily resulting from our acquisitions completed in 2001 and 2002. We also experienced increased provisions for loan losses, indicative of the current economic environment, reflected in increased loan charge-off, past due and nonperforming trends as further discussed under "--Provision for Loan Losses." The implementation of SFAS No. 142 on January 1, 2002, resulted in the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the year ended December 31, 2001 would have increased $8.1 million. In addition, the implementation of SFAS No. 133 on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income in 2001. Excluding this item, net income would have been $65.9 million for the year ended December 31, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income."

         The  overall  increase  in  operating  expenses  for 2002,  as  further discussed under "--Noninterest Expense," was partially offset by the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries in accordance with the implementation of SFAS No. 142. Amortization of intangibles for the year ended December 31, 2002 was $2.0 million compared to $8.2 million for 2001. The higher operating expenses and increased provisions for loan losses were partially offset by increased net interest income as further discussed under "--Net Interest Income."

         Provision  for Loan  Losses.  The  provision  for loan losses was $55.5 million and $23.5 million for the years ended December 31, 2002 and 2001, respectively. The significant increase in the provision for loan losses during 2002 reflects the higher level of problem loans and related loan charge-offs and past due loans experienced during the period. The increase in problem assets is a result of the economic conditions within our markets, additional problems identified in acquired loan portfolios and continuing deterioration in the portfolio of leases to the airline industry as further discussed under "--Lending Activities" and "Loans and Allowance for Loan Losses." Loan
charge-offs were $70.5 million for the year ended December 31, 2002, in comparison to $31.5 million for 2001. Included in this were charge-offs aggregating $38.6 million on ten large credit relationships, representing nearly 55% of loan charge-offs in 2002. Additionally, nonperforming assets increased $11.2 million to $82.8 million at December 31, 2002 from $71.6 million at December 31, 2001, further contributing to the need for increased provisions for loan losses in 2002. Our loan policy requires all loans to be placed on a nonaccrual status once principal or interest payments become 90 days past due. Our general procedures for monitoring these loans allow individual loan officers to submit a written request for approval to continue the accrual of interest on loans that become 90 days past due. These requests must be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is placed on nonaccrual status. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses. In addition, our acquisition of Plains in January 2002 provided $1.4 million in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2002 and 2001:
                                                                                December 31,        Increase (Decrease)
                                                                             ------------------     -------------------
                                                                              2002         2001        Amount       %
                                                                              ----         ----        ------       -
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  30,978     22,865      8,113      35.48%
        Gain on mortgage loans sold and held for sale.....................     28,415     14,983     13,432      89.65
        Gain on sale of credit card portfolio, net of expenses............         --      1,853     (1,853)   (100.00)
        Net gain on sales of available-for-sale investment securities.....         90     18,722    (18,632)    (99.52)
        Bank-owned life insurance investment income.......................      5,928      4,415      1,513      34.27
        Net gain on derivative instruments................................      2,181     18,583    (16,402)    (88.26)
        Other.............................................................     21,863     17,188      4,675      27.20
                                                                            ---------   --------   --------
              Total noninterest income....................................  $  89,455     98,609     (9,154)     (9.28)
                                                                            =========   ========   ========   ========

     Noninterest expense:
        Salaries and employee benefits....................................  $ 111,513     93,452     18,061      19.33%
        Occupancy, net of rental income...................................     21,030     17,432      3,598      20.64
        Furniture and equipment...........................................     17,495     12,612      4,883      38.72
        Postage, printing and supplies....................................      5,556      4,869        687      14.11
        Information technology fees.......................................     32,135     26,981      5,154      19.10
        Legal, examination and professional fees..........................      9,284      6,988      2,296      32.86
        Amortization of intangibles associated with
           the purchase of subsidiaries...................................      2,012      8,248     (6,236)    (75.61)
        Communications....................................................      3,166      3,247        (81)     (2.49)
        Advertising and business development..............................      5,023      5,237       (214)     (4.09)
        Other.............................................................     25,542     32,605     (7,063)    (21.66)
                                                                            ---------   --------   --------
              Total noninterest expense...................................  $ 232,756    211,671     21,085       9.96
                                                                            =========   ========   ========   ========

         Noninterest Income. Noninterest income was $89.5 million for the year ended December 31, 2002, compared to $98.6 million for 2001. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, bank-owned life insurance investment income, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees increased to $31.0 million for 2002, from $22.9 million for 2001. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2001 and 2002;

         >> additional products and services available and utilized by our expanding base of retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates effective July 1, 2002, and enhanced control of fee waivers; and

         >>    increased   income   associated  with  automated  teller  machine
               services and debit cards.

         The gain on mortgage loans sold and held for sale increased to $28.4 million from $15.0 million for the years ended December 31, 2002 and 2001, respectively. The increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage loan rates experienced in 2001 and 2002 as well as the continued expansion of our mortgage banking activities.

         During 2001, we recorded a $1.9 million gain on the sale, net of expenses, of our credit card portfolio. The sale of this portfolio was consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Noninterest income for the years ended December 31, 2002 and 2001 includes net gains on the sale of available-for-sale investment securities of $90,000 and $18.7 million, respectively. The net gain for 2002 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives. The net gain in 2001 results from a $19.1 million gain recognized in conjunction with the exchange of an equity investment in the common stock of an unaffiliated publicly-traded financial institution for $10.0 million in cash and a $14.4 million equity investment in the acquiring unaffiliated financial institution. We owned 7.47% and 7.93% of the outstanding shares of common stock of the unaffiliated financial institution at December 31, 2002 and 2001, respectively. This gain was partially offset by a net loss that resulted from the liquidation of certain equity investment securities.

         Bank-owned life insurance income was $5.9 million for the year ended December 31, 2002, in comparison to $4.4 million for the comparable period in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments, which improved our return on this product, as well as the reinvestment of earnings.

         The net gain on derivative instruments was $2.2 million for the year ended December 31, 2002, in comparison to $18.6 million in 2001. The decrease in income from derivative instruments reflects $4.1 million of gains resulting from the terminations of certain interest rate swap agreements in 2001, the sale of our interest rate floor agreements in 2001 and ongoing changes in the fair value of our interest rate cap agreements and fair value hedges.

         Other income was $21.9 million and $17.2 million for the years ended December 31, 2002 and 2001, respectively. We attribute the primary components of this increase to:

         >>    our acquisitions completed during 2001 and 2002;

         >> increased portfolio management fee income of $789,000 associated with our Institutional Money Management Division;

         >> increased earnings associated with our international banking products;

         >> increased rental income associated with our commercial leasing activities;

         >> increased rental fees from First Services, L.P. for the use of data processing and other equipment owned by First Banks; and

         >> a gain of approximately $448,000 in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000; offset by

         >> the write-down of approximately $943,000 on certain aircraft and aircraft parts equipment associated with our commercial leasing operation to its estimable recoverable value in June 2002. The write-down of these assets became necessary as a result of the continued decline in the airline industry, primarily associated with the terrorist attacks on September 11, 2001, and the oversupply in the market for liquidating this type of equipment.

         Noninterest Expense. Noninterest expense was $232.8 million for the year ended December 31, 2002, in comparison to $211.7 million for 2001. The increase for 2002 reflects the noninterest expense of our acquisitions completed during 2001 and 2002, particularly information technology fees associated with integrating the acquired entities' systems, as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses and information technology fees, offset by a decline in amortization of intangibles associated with the purchase of subsidiaries and other expense.

         We record the majority of integration costs attributable to our acquisitions as of the consummation date of our purchase business combinations. These costs include, but are not limited to, items such as:

         >> write-downs and impairment of assets of the acquired entities that will no longer be usable subsequent to the consummation date, primarily data processing equipment, incompatible hardware and software, bank signage, etc. These adjustments are generally recorded as of the consummation date as an allocation of the purchase price with the offsetting adjustment recorded as an increase to goodwill. In addition, for all periods presented, these adjustments are not material to our operations;

         >> costs associated with a planned exit of an activity of the acquired entity that is not associated with or is not expected to generate revenues after the consummation date (e.g. credit card lending). These costs are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill. These costs are infrequently encountered and, for all periods presented, are not material to our operations.;

         >> planned involuntary employee termination benefits (i.e. severance costs) as further discussed under "-Acquisitions-Acquisition and Integration Costs'; and

         >> contractual obligations of the acquired entities that existed prior to the consummation date that either have no economic benefit to the combined entity or have a penalty that we will incur to cancel the contractual obligation. These contractual obligations generally relate to existing data processing contracts of the acquired entities that include penalties for early termination. In conjunction with the merger and integration of our acquisitions, the acquired entities are converted to our existing data processing and information technology systems. Consequently, the costs associated with terminating the existing contracts of the acquired entities are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill as further discussed under "-Acquisitions-Acquisition and Integration Costs."

         We make adjustments to the fair value of the acquired entities' assets and liabilities for these items as of the consummation date and include them in the allocation of the overall acquisition cost. We also incur costs associated with our acquisitions that are expensed in our statements of income. These costs relate specifically to additional costs incurred in conjunction with the data processing conversions of the acquired entities as further described and quantified below.

         Salaries and employee benefits increased by $18.0 million to $111.5 million from $93.5 million for the years ended December 31, 2002 and 2001, respectively. We primarily associate the increase with our 2001 and 2002 acquisitions and higher commissions paid to our mortgage loan originators due to increased loan volume. However, the increase also reflects higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense totaled $38.5 million and $30.0 million for the years ended December 31, 2002 and 2001, respectively. We primarily attribute the increase to our aforementioned acquisitions, including certain expenses associated with lease termination obligations, the relocation of certain branches and operational areas, increased depreciation expense associated with numerous capital expenditures and the continued expansion and renovation of various corporate and branch offices, including our facility that houses our centralized operations and certain corporate and administrative functions.

         Information technology fees were $32.1 million and $27.0 million for the years ended December 31, 2002 and 2001, respectively. First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us under the terms of information technology agreements. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, and expenses of approximately $554,000 associated with the data processing conversions of Union and Plains, completed in the first quarter of 2002, and of the Denton and Garland, Texas branch purchases, completed in the second quarter of 2002.

         Legal, examination and professional fees were $9.3 million and $7.0 million for the years ended December 31, 2002 and 2001, respectively. We primarily attribute the increase in these fees to the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $2.0 million and $8.2 million for the years ended December 31, 2002 and 2001, respectively. The significant decrease for 2002 is attributable to the implementation of SFAS No. 142 in January 2002.

         Other expense was $24.5 million and $32.6 million for the years ended December 31, 2002 and 2001, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes.

         We attribute the majority of the decrease in other expense for 2002 to an $11.5 million nonrecurring litigation settlement charge in June 2001. This litigation was initiated by an unaffiliated bank against one of our subsidiaries and certain individuals and related to allegations arising from the employment by our subsidiary of individuals previously employed by the plaintiff bank, as well as the conduct of those individuals while employed by the plaintiff bank. The nature of the litigation was not covered under the terms of either our general liability or directors and officers liability insurance policies. Consequently, when it became apparent that the trial was not proceeding as we anticipated, a decision was made to settle the matter to avoid the risk of more substantial expenses. Because of the uninsured nature of this litigation and the unique circumstances leading to the litigation, we do not consider this charge to be a recurring expense.

         The decrease in other expense also reflects the establishment of a specific reserve for an unfunded letter of credit in the amount of $1.8 million during 2001. The letter of credit was issued in connection with a participation in a credit for the development of a nuclear waste remediation facility. The aggregate credit arrangement included a line of credit, in which we participated, and the sale of bonds to various investors, which were backed by the letters of credit, in which we also participated. Because the development failed to meet remediation performance expectations, and consequently the economic viability required, the bondholders required payment from the issuers of the letters of credit. Upon funding the letter of credit, the balance became an addition to the loan principal, which was then fully charged-off.

         The overall decrease in other expenses for 2002 was offset by expenses associated with our acquisitions completed during 2001 and 2002 as well as the continued growth and expansion of our banking franchise.

         Provision for Income Taxes. The provision for income taxes was $22.8 million for the year ended December 31, 2002, representing an effective income tax rate of 32.8%, in comparison to $30.0 million, representing an effective income tax rate of 30.5%, for the year ended December 31, 2001. The increase in the effective income tax rate is primarily attributable to:

         >> a reduction of our deferred tax asset valuation allowance of $13.1 million recorded in December 2001. This reduction, of which $8.1 million represented a reduction in our provision for income taxes and $5.0 million represented an increase in capital surplus, reflects the recognition of deferred tax assets for net operating loss carryforwards and the expectation of future taxable income sufficient to realize the net deferred tax assets; partially offset by

         >> the significant decrease in amortization of intangibles associated with the purchase of subsidiaries in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

Comparison of Results of Operations for 2001 and 2000

         Net Income. Net income was $64.5 million for the year ended December 31, 2001, compared to $56.1 million for 2000. The implementation of SFAS No. 133 on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income was $65.9 million for the year ended December 31, 2001. The improved earnings primarily result from increased net interest income and noninterest income, including a gain on the exchange of an equity investment in an unaffiliated financial institution in October 2001, as well as a reduced provision for income taxes. The reduced provision for income taxes includes the effect of an $8.1 million reduction in our deferred tax asset valuation allowance that was no longer deemed necessary as our overall net deferred tax assets are expected to be recoverable through future earnings. The overall improvement in earnings was partially offset by an increased provision for loan losses and higher operating expenses, including nonrecurring charges associated with the establishment of a specific reserve related to a contingent liability and the settlement of certain litigation.

         Net interest income (expressed on a tax-equivalent basis) improved to $235.9 million for the year ended December 31, 2001, compared to $222.8 million for 2000. However, our net interest rate margin declined to 4.34% for the year ended December 31, 2001 from 4.65% for 2000. Net interest income increased primarily as a result of increased earning assets generated through internal loan growth along with our acquisitions completed throughout 2000 and 2001. However, the improvement in net interest income was significantly mitigated by continued reductions in prevailing interest rates throughout 2001. We funded the overall loan growth primarily through deposits added through acquisitions and internal deposit growth. During the year ended December 31, 2001, noninterest income improved significantly to $98.6 million from $42.8 million for the years ended December 31, 2001 and 2000, respectively, as further discussed under "--Noninterest Income."

         The improvement in net interest income and noninterest income was partially offset by a $53.7 million increase in operating expenses to $211.7 million for the year ended December 31, 2001, compared to $158.0 million for 2000. The increased operating expenses are primarily attributable to:

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

         Provision for Loan Losses. The provision for loan losses was $23.5 million and $14.1 million for the years ended December 31, 2001 and 2000, respectively. We attribute the increase in the provision for loan losses primarily to the overall growth in our loan portfolio, both internal and through acquisitions, a general increase in risk associated with the continued changing composition of our loan portfolio and a significant increase in nonperforming assets and past due loans, which is further discussed under "--Loans and Allowance for Loan Losses." Loan charge-offs were $31.5 million for the year ended December 31, 2001, in comparison to $17.1 million for the year ended December 31, 2000. The increase in loan charge-offs is due to $6.7 million in charge-offs related to our commercial leasing business, a single loan in the amount of $4.5 million that was charged-off due to suspected fraud on the part of the borrower, $3.6 million in charge-offs on a shared national credit relationship as well as the effects of the general slowdown in economic conditions prevalent within our markets. Loan recoveries were $9.5 million for the year ended December 31, 2001, in comparison to $9.8 million for 2000. Nonperforming assets and past due loans have increased significantly during 2001, and we anticipate these trends will continue in the near future. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses. Our acquisitions during 2000 and 2001 provided $6.1 million and $14.0 million, respectively, in additional allowance for loan losses at their respective acquisition dates.


         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2001 and 2000:

                                                                                December 31,         Increase (Decrease)
                                                                             --------------------   --------------------
                                                                              2001         2000        Amount       %
                                                                              ----         ----        ------       -
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  22,865     19,794      3,071      15.51%
        Gain on mortgage loans sold and held for sale.....................     14,983      7,806      7,177      91.94
        Gain on sale of credit card portfolio, net of expenses............      1,853         --      1,853     100.00
        Net gain on sales of available-for-sale investment securities.....     18,722        168     18,554        --
        Gain on sales of branches, net of expenses........................         --      1,355     (1,355)   (100.00)
        Bank-owned life insurance investment income.......................      4,415      4,314        101       2.34
        Gain on derivative instruments, net...............................     18,583         --     18,583     100.00
        Other.............................................................     17,188      9,341      7,847      84.01
                                                                            ---------    -------    -------
              Total noninterest income....................................  $  98,609     42,778     55,831     130.51
                                                                            =========    =======    =======    =======

     Noninterest expense:
        Salaries and employee benefits....................................  $  93,452     73,391     20,061      27.33%
        Occupancy, net of rental income...................................     17,432     14,675      2,757      18.79
        Furniture and equipment...........................................     12,612     11,702        910       7.78
        Postage, printing and supplies....................................      4,869      4,431        438       9.88
        Information technology fees.......................................     26,981     22,359      4,622      20.67
        Legal, examination and professional fees..........................      6,988      4,523      2,465      54.50
        Amortization of intangibles associated
           with the purchase of subsidiaries..............................      8,248      5,297      2,951      55.71
        Communications....................................................      3,247      2,625        622      23.70
        Advertising and business development..............................      5,237      4,331        906      20.92
        Other.............................................................     32,605     14,656     17,949     122.47
                                                                            ---------    -------    -------
              Total noninterest expense...................................  $ 211,671    157,990     53,681      33.98
                                                                            =========    =======    =======    =======

         Noninterest Income. Noninterest income was $98.6 million for the year ended December 31, 2001, compared to $42.8 million for 2000. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, net gains on derivative instruments and other income.

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

         >> increased fee income resulting from revisions of customer service charge rates effective September 30, 2000, and July 1, 2001, and enhanced control of fee waivers; and

         >>    increased   income   associated  with  automated  teller  machine
               services and debit cards.

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

         During 2001, we recorded a $1.9 million gain on the sale of our credit card portfolio, which results from our strategic decision to exit this product line and enter into an agent relationship with a larger credit card service provider.

         Noninterest income for the years ended December 31, 2001 and 2000 included net gains on the sale of available-for-sale investment securities of $18.7 million and $168,000, respectively. The significant increase in 2001 results from a $19.1 million gain recognized in conjunction with the exchange of an equity investment in the common stock of an unaffiliated publicly-traded financial institution for $10.0 million in cash and a $14.4 million equity investment in the acquiring unaffiliated financial institution. In 1993, we acquired an equity investment in the common stock of Southside Bancshares Corporation, or Southside, located in St. Louis, Missouri, and we increased our investment through additional purchases of common stock over time. At December 31, 2000, we owned 18.87% of Southside. In 2001, Southside was acquired by Allegiant Bancorp, Inc., or Allegiant, located in St. Louis, Missouri. Upon consummation of that business combination, we exchanged our Southside common stock for $10.0 million in cash and a $14.4 million equity investment in the common stock of Allegiant. The $19.1 million gain recorded as a result of this transaction was measured as the difference between the sum of the fair value of the equity investment in Allegiant's common stock on the transaction closing date and the cash received, and our cumulative cost basis in the equity investment in Southside. We owned 7.93% of the outstanding shares of common stock of Allegiant at December 31, 2001. This gain was partially offset by a net loss that resulted from the liquidation of certain equity investment securities. The net gain for 2000 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         The gain on sales of branches, net of expenses, was $1.4 million for the year ended December 31, 2000, and results from the divestiture of one of our branch locations in central Illinois. In 2001, we did not sell any existing branches.

         The net gain on derivative instruments of $18.6 million for the year ended December 31, 2001 includes $4.1 million of gains resulting from the terminations of certain interest rate floor and swap agreements to adjust our interest rate hedge position consistent with changes in the portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, in accordance with the requirements of SFAS No. 133.

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

         >> increased rental income of $2.1 million associated with our commercial leasing activities that were acquired in conjunction with our acquisition of a leasing company in February 2000; and

         >> income of approximately $1.1 million associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco.

         Noninterest Expense. Noninterest expense was $211.7 million for the year ended December 31, 2001, in comparison to $158.0 million for 2000. The increase reflects:

         >>    the  noninterest   expense   associated  with  our   acquisitions
               completed   during  2000  and  2001,   particularly   information
               technology fees;

         >>    increased salaries and employee benefit expenses;

         >>    increased information technology fees;

         >>    increased legal, examination and professional fees;

         >>    increased   amortization  of  intangibles   associated  with  the
               purchase of subsidiaries; and

         >>    increased other expense.

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

         Information technology fees were $27.0 million and $22.4 million for the years ended December 31, 2001 and 2000, respectively. We attribute the increased information technology fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, and expenses of approximately $1.8 million associated with the data processing conversions of Century Bank, Lippo Bank, Commercial Bank of San Francisco, Bank of San Francisco, Millennium Bank, Charter Pacific Bank and BYL completed in 2001.

         Legal, examination and professional fees were $7.0 million and $4.5 million for the years ended December 31, 2001 and 2000, respectively. We primarily attribute the increase in these fees to the ongoing professional services utilized by certain of our acquired entities, increased professional fees associated with our Institutional Money Management Division and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation.

         Amortization of intangibles associated with the purchase of subsidiaries was $8.2 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired for the nine acquisitions that we completed during 2000.

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

         Provision for Income Taxes. The provision for income taxes was $30.0 million for the year ended December 31, 2001, representing an effective income tax rate of 30.5%, in comparison to $34.5 million, representing an effective income tax rate of 37.2%, for the year ended December 31, 2000. The decrease in the effective income tax rate is primarily attributable to:

         >> a reduction of our deferred tax asset valuation allowance of $13.1 million recorded in December 2001. This reduction, of which $8.1 million represented a reduction in our provision for income taxes and $5.0 million represented an increase in capital surplus, reflects the recognition of deferred tax assets for net operating loss carryforwards and the expectation of future taxable income sufficient to realize the net deferred tax assets; partially offset by

         >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios may differ significantly from those within its deposit structure. The nature of the loan and deposit markets within which a financial institution operates, and its objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics that operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the direction and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.

         We strive to manage our interest rate risk by:

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

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our Chairman and Chief Executive Officer, President and Chief Financial Officer, Chief Operating Officer and the senior executives of investments, credit, finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

         In managing sensitivity, we strive to reduce the adverse impact on earnings by managing interest rate risk within internal policy constraints. Our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we project our net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 7.3% of net interest income, based on assets and liabilities at December 31, 2002. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

         We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2002, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   three       six        Over
                                                        Three     through    through       one       Over
                                                       months       six      twelve      through     five
                                                       or less    months     months    five years    years      Total
                                                       -------    ------     ------    ----------    -----      -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $4,166,669    503,365    448,380    311,668      2,506  5,432,588
   Investment securities..........................     438,563    135,762    140,917    396,173     25,905  1,137,320
   Federal funds sold and other...................       8,732         --         --         --         --      8,732
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets..............   4,613,964    639,127    589,297    707,841     28,411  6,578,640
   Effect of interest rate swap agreements........  (1,050,000)        --         --  1,050,000         --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets
         after the effect
         of interest rate swap agreements.........  $3,563,964    639,127    589,297  1,757,841     28,411  6,578,640
                                                    ==========  =========  =========  =========  =========  =========
Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $  303,189    188,469    122,914     90,137    114,720    819,429
   Money market demand accounts...................   1,698,541         --         --         --         --  1,698,541
   Savings accounts...............................      81,273     66,930     57,369     81,273    191,230    478,075
   Time deposits..................................     477,797    441,899    549,888    720,117        400  2,190,101
   Note payable...................................          --         --      7,000         --         --      7,000
   Other borrowed funds...........................     251,644      2,000      5,000      4,000      3,000    265,644
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities.........   2,812,444    699,298    742,171    895,527    309,350  5,458,790
   Effect of interest rate swap agreements........     200,000         --         --   (200,000)        --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities
         after the effect of interest rate
         swap agreements..........................  $3,012,444    699,298    742,171    695,527    309,350  5,458,790
                                                    ==========  =========  =========  =========  =========  =========
Interest-sensitivity gap:
   Periodic.......................................  $  551,520    (60,171)  (152,874) 1,062,314   (280,939) 1,119,850
                                                                                                            =========
   Cumulative.....................................     551,520    491,349    338,475  1,400,789  1,119,850
                                                    ==========  =========  =========  =========  =========
     Ratio of interest-sensitive assets to
       interest-sensitive liabilities:
     Periodic.....................................        1.18       0.91       0.79       2.53       0.09       1.21
                                                                                                            =========
     Cumulative...................................        1.18       1.13       1.08       1.27       1.21
                                                    ==========  =========  =========  =========  =========
---------------------------
(1) Loans are presented net of unearned discount.

         Management made certain assumptions in preparing the foregoing table. These assumptions included:

         >>    loans will repay at projected repayment rates;

         >> mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

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

         At December 31, 2002, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $338.5 million, or 4.61% of total assets, in comparison to our asset-sensitive position on a cumulative basis through the twelve-month time horizon of $313.8 million, or 4.63% of total assets at December 31, 2001. We attribute the change for 2002 to changes in customer preferences related to the current low interest rate environment and economic conditions. This is observed in the shifting of deposits from time deposits to money market deposits and in relatively small loan growth resulting in increases in the amount of short-term investment securities. This was partially offset by our interest rate swap agreements entered into in conjunction with our interest rate risk management program during 2002.

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

         As previously discussed, we utilize derivative financial instruments to assist  in  our  management  of  interest  rate  sensitivity  by  modifying  the
repricing,   maturity  and  option   characteristics   of  certain   assets  and
liabilities.  The  derivative  financial  instruments  we hold are summarized as follows:

                                                           December 31, 2002           December 31, 2001
                                                       -----------------------      ----------------------
                                                        Notional      Credit        Notional      Credit
                                                         Amount      Exposure        Amount      Exposure
                                                         ------      --------        ------      --------
                                                                 (dollars expressed in thousands)

         Cash flow hedges............................ $1,050,000       2,179         900,000       1,764
         Fair value hedges...........................    301,200      11,449         200,000       6,962
         Interest rate cap agreements................    450,000          94         450,000       2,063
         Interest rate lock commitments..............     89,000          --          88,000          --
         Forward commitments to sell
           mortgage-backed securities................    235,000          --         209,000          --
                                                      ==========      ======       =========      ======

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

         During 2002 and 2001, we realized net interest income on derivative financial instruments of $53.0 million and $23.4 million, respectively, in comparison to net interest expense of $4.7 million in 2000. The increase in 2002 is primarily due to interest income associated with the additional swap agreements entered into during May and June 2002 as well as the decline in prevailing interest rates. In addition, we recorded a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $2.2 million and $18.6 million for the years ended December 31, 2002 and 2001, respectively. The net decrease in income from 2001 reflects $8.1 million of gains resulting from the termination of certain interest rate swap agreements in 2001, the sale of our interest rate floor agreements in 2001 and changes in the fair value of our interest rate cap agreements and fair value hedges.

         Cash Flow Hedges. We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time.

         >> During 1998, we entered into $280.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for us to pay quarterly and receive payment semiannually. In June 2001 and November 2001, we terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In conjunction with these terminations, we recorded gains of $2.8 million and $1.7 million, respectively.

         >> During September 1999, we entered into $175.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a gain of $985,000.

         >> During September 2000, March 2001, April 2001 and March 2002, we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $3.1 million and $2.9 million at December 31, 2002 and 2001, respectively, and the amount payable by us was $888,000 and $1.1 million at December 31, 2002 and 2001, respectively.


         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of December 31, 2002 and 2001 were as follows:

                                                         Notional       Interest Rate    Interest Rate      Fair
                  Maturity Date                           Amount            Paid           Received         Value
                  -------------                         ----------      -------------    -------------    ---------
                                                                      (dollars expressed in thousands)

         December 31, 2002:
             March 14, 2004..........................  $  150,000           1.45%             3.93%       $  4,130
             September 20, 2004......................     600,000           1.55              6.78          48,891
             March 21, 2005..........................     200,000           1.43              5.24          13,843
             April 2, 2006...........................     100,000           1.43              5.45           9,040
                                                       ----------                                         --------
                                                       $1,050,000           1.50              5.95        $ 75,904
                                                       ==========          =====             =====        ========

         December 31, 2001:
             September 20, 2004......................  $  600,000           2.05%             6.78%       $ 40,980
             March 21, 2005..........................     200,000           1.93              5.24           4,951
             April 2, 2006...........................     100,000           1.93              5.45           2,305
                                                       ----------                                         --------
                                                       $  900,000           2.01              6.29        $ 48,236
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

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $5.2 million at December 31, 2002 and 2001, and the amount payable by us under the swap agreements was $821,000 and $1.2 million at December 31, 2002 and 2001, respectively.

         >> During May 2002 and June 2002, we entered into $55.2 million and $86.3 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30% and 2.75%, respectively. In addition, during June 2002, we entered into $46.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are our guaranteed preferred beneficial interests in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at December 31, 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty on November 8, 2002 resulting in final settlement of this interest rate swap agreement on December 18, 2002. There was no gain or loss recorded as a result of this transaction.


         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2002 and 2001 were as follows:

                                                        Notional       Interest Rate     Interest Rate      Fair
                         Maturity Date                   Amount            Paid            Received         Value
                         -------------                   ------            ----            --------         -----
                                                                       (dollars expressed in thousands)

         December 31, 2002:
             January 9, 2004.........................  $  50,000            1.76%             5.37%       $  1,972
             January 9, 2006.........................    150,000            1.76              5.51          13,476
             June 30, 2028...........................     46,000            3.77              8.50             495
             December 31, 2031.......................     55,200            4.10              9.00           4,688
                                                       ---------                                          --------
                                                       $ 301,200            2.49              6.58        $ 20,631
                                                       =========           =====             =====        ========
         December 31, 2001:
             January 9, 2004.........................  $  50,000            2.48%             5.37%       $  1,761
             January 9, 2006.........................    150,000            2.48              5.51           3,876
                                                       ---------                                          --------
                                                       $ 200,000            2.48              5.47        $  5,637
                                                       =========           =====             =====        ========

         Interest Rate Floor Agreements. During January 2001 and March 2001, we entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, we terminated these interest rate floor agreements in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In conjunction with the termination, we recorded an adjustment of $4.0 million representing the decline in fair value from our previous month-end measurement date. These agreements provided net interest income of $2.1 million for the year ended December 31, 2001.

         Interest Rate Cap Agreements. In conjunction with the interest rate swap agreements designated as cash flow hedges that mature on September 20, 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2002 and 2001, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $94,000 and $2.1 million, respectively.

         Pledged Collateral. At December 31, 2002 and 2001, we had pledged investment securities available for sale with a carrying value of $5.8 million and $1.1 million, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2002 and 2001, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $99.1 million and $4.9 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $53.9 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at December 31, 2002 and 2001, we had not done so.

         Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by us consist of interest rate lock commitments to originate fixed-rate loans. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities.

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is limited to loans held for sale that we acquire in conjunction with our acquisition of other financial institutions. Exclusive of these acquired loans, we do not purchase loans to be held for sale. Generally, we sell our production of residential mortgage loans in the secondary loan markets. Servicing rights are retained with respect to conventional FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans. We sell other nonconforming residential mortgage loans on a servicing released basis.

         For the three years ended December 31, 2002, 2001 and 2000, we originated and purchased loans for resale totaling $1.95 billion, $1.52 billion and $532.2 million and sold loans totaling $1.62 billion, $1.35 billion and $413.2 million, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.29 billion, $1.07 billion and $957.2 million at December 31, 2002, 2001 and 2000, respectively.

         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $28.4 million, $15.0 million and $7.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects: (1) adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values; and (2) adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," (loans not funded due to issues discovered during the underwriting process) adjusted for the cost of hedging these loan commitments. The increases for 2002 and 2001 are primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the prevailing interest rate environment experienced throughout 2001, including continued reductions in mortgage interest rates and our growth in mortgage banking activities.

         The interest income on loans held for sale was $15.1 million for the year ended December 31, 2002, in comparison to $11.1 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $206.0 million, $150.8 million and $47.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 7.32%, 7.38% and 7.49% for the years ended December 31, 2002, 2001 and 2000, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 2.84%, 4.44% and 4.85% for the years ended December 31, 2002, 2001 and 2000, respectively.

         We report mortgage loan servicing fees net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees, net, which are included in other noninterest income in the statements of operations, were $321,000, $222,000 and $486,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in loan servicing fees in 2002 primarily reflects the significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage interest rates experienced in 2001. We attribute the decrease in loan servicing fees for 2001 primarily to increased amortization of mortgage servicing rights, reduced late charge fees and a higher level of interest shortfall. Amortization of mortgage servicing rights was $3.8 million, $3.7 million and $3.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2002, 2001 and 2000, we had $232.5 million, $197.5 million and $37.6 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $234.6 million, $209.9 million and $32.0 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

         We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $1.14 billion and $631.1 million at December 31, 2002 and 2001, respectively, compared to $563.5 million at December 31, 2000. We attribute the increase in investment securities to securities acquired through acquisitions and the overall level of loan demand within our market areas, which affects the amount of funds available for investment. In addition, the increase for 2001 was partially offset by the liquidation of certain investment securities and a significant increase in calls of investment securities prior to their normal maturity dates resulting from the general decline in interest rates during 2001.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 91.8%, 92.7% and 92.3% of total interest income for the years ended December 31, 2002, 2001 and 2000, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant the resumption of interest accruals.

         Loans, net of unearned discount, represented 74.0% of total assets as of December 31, 2002, compared to 79.8% of total assets at December 31, 2001. Total loans, net of unearned discount, increased $23.7 million to $5.43 billion for the year ended December 31, 2002, and $656.6 million to $5.41 billion for the year ended December 31, 2001. Exclusive of our acquisition of Plains, which provided loans, net of unearned discount, of $150.4 million, loans decreased $126.7 million in 2002. The decrease primarily results from:

         >> Weaker loan demand from our commercial customers, which is indicative of the current economic conditions prevalent within most of our markets;

         >> Continued reductions in new consumer and installment loan volumes and the repayment of principal on our existing portfolio consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending; and

         >> Declines in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001 and the first quarter of 2002.

         In our evaluation of acquisitions, it is anticipated that as we apply our standards for credit structuring, underwriting, documentation and approval, a portion of the existing borrowers will elect to refinance with another financial institution, because there may be an aggressive effort by other financial institutions to attract them, because they do not accept the changes involved, or because they are unable to meet our credit requirements. In addition, another portion of the portfolio may either enter our remedial collection process to reduce undue credit exposure or improve problem loans, or may be charged-off. The amount of this attrition will vary substantially among acquisitions depending on: (a) the strength and discipline within the credit function of the acquired institution; (b) the magnitude of problems contained in the acquired portfolio; (c) the aggressiveness of competing institutions to attract business; and (d) the significance of the acquired institution to the overall banking market. Typically, in acquisitions of institutions that have strong credit cultures prior to their acquisitions and operate in relatively large markets, there is relatively little attrition that occurs after the acquisition. However, in those acquisitions in which the credit discipline has been weak, and particularly those in small metropolitan or rural areas, in our experience substantially greater attrition can occur. Generally, this process occurs within approximately three to six months after completion of the acquisition.

         The decrease in loans was offset by a $145.8 million increase in loans held for sale, which is primarily attributable to increased volumes of residential mortgage loans resulting from the current interest rate environment and the continuing expansion of our mortgage banking business.

         During the five years ended December 31, 2002, total loans, net of unearned discount, increased significantly from $3.00 billion at December 31, 1997 to $5.43 billion at December 31, 2002. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our conforming residential mortgage loan production has been sold in the secondary mortgage market. We have also substantially reduced our consumer lending by discontinuing the origination of indirect automobile loans and the sale of our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in residential real estate, indirect automobile and other consumer-related loans.

         In addition, our acquisitions added substantial portfolios of new loans. Some of these portfolios contained significant loan problems, which we had anticipated and considered in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships. We continue to experience this trend as a result of our acquisitions of Millennium Bank and Union completed in December 2000 and 2001, respectively.


         The following table summarizes the effects of these factors on our loan portfolio for the five years ended December 31, 2002:
                                                                   Increase (Decrease) For the Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                   2002         2001        2000       1999       1998
                                                                   ----         ----        ----       ----       ----
                                                                            (dollars expressed in thousands)

      Internal loan volume (decrease) increase:
          Commercial lending................................  $ (119,295)     174,568     360,410    363,486    633,660
          Residential real estate lending (1) ..............      36,074       48,616      20,137   (126,418)  (152,849)
          Consumer lending, net of unearned discount........     (44,060)     (75,280)    (64,606)   (56,349)   (30,506)
      Loans provided by acquisitions........................     151,000      508,700     440,000    235,500    127,600
                                                              ----------    ---------   ---------  ---------  ---------
          Total increase in loans, net of unearned discount.  $   23,719      656,604     755,941    416,219    577,905
                                                              ==========    =========   =========  =========  =========
      -------------------------
      (1) Includes loans held for sale, which increased $145.8 million for the year ended December 31, 2002.

         Our lending strategy emphasizes quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing opportunities arising out of our branch banking network.

         Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are primarily fixed and adjustable rate residential mortgage loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

         The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                    -----------------------------------------------------------------------------------------
                                          2002               2001                2000            1999             1998
                                    -----------------   ---------------    --------------    -------------     --------------
                                     Amount       %      Amount      %     Amount      %     Amount      %     Amount       %
                                     ------       -      ------      -     ------      -     ------      -     ------       -
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural.............  $1,443,016   28.4% $1,532,875   29.5% $1,372,196  29.3% $1,086,919   27.4% $  920,007  26.7%
Real estate construction
    and development..............     989,650   19.5     954,913   18.4     809,682  17.3     795,081   20.1     720,910  20.9
Real estate mortgage:
    One-to-four-family
      residential loans..........     694,604   13.7     798,089   15.3     726,474  15.5     720,630   18.2     739,442  21.5
    Multi-family
      residential loans..........     112,517    2.2     148,684    2.9      80,220   1.7      73,864    1.9      63,679   1.8
    Commercial real
      estate loans...............   1,637,001   32.2   1,499,074   28.8   1,396,163  29.8   1,057,075   26.7     726,056  21.1
Lease financing..................     126,738    2.5     148,971    2.8     124,088   2.7          --     --          --    --
Consumer and installment, net of
    unearned discount............      79,097    1.5     122,057    2.3     174,337   3.7     225,343    5.7     274,392   8.0
                                   ----------  -----  ---------- ------  ---------- -----  ----------  -----  ---------- -----
        Total loans, excluding
           loans held for sale...   5,082,623  100.0%  5,204,663  100.0%  4,683,160 100.0%  3,958,912  100.0%  3,444,486 100.0%
                                               =====              =====             =====              =====             =====
Loans held for sale..............     349,965            204,206             69,105            37,412            135,619
                                   ----------         ----------         ----------        ----------         ----------
        Total loans..............  $5,432,588         $5,408,869         $4,752,265        $3,996,324         $3,580,105
                                   ==========         ==========         ==========        ==========         ==========




         Loans at December 31, 2002 mature as follows:

                                                                            Over One Year
                                                                            Through Five
                                                                                Years          Over Five Years
                                                                          ------------------  -----------------
                                                             One Year     Fixed     Floating    Fixed  Floating
                                                             or Less      Rate        Rate      Rate     Rate      Total
                                                             -------      ----        ----      ----     ----      -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $ 1,365,060    33,042     22,062   22,852       --  1,443,016
Real estate construction and development..................      860,481   113,452     12,602    3,115       --    989,650
Real estate mortgage......................................    1,378,941   714,169    217,712  130,122    3,178  2,444,122
Lease financing...........................................       13,776   109,086         --    3,876       --    126,738
Consumer and installment, net of unearned discount........       32,772    40,515        593    5,217       --     79,097
Loans held for sale.......................................      349,965        --         --       --       --    349,965
                                                            ----------- ---------   --------  -------  -------  ---------
      Total loans.........................................  $ 4,000,995 1,010,264    252,969  165,182    3,178  5,432,588
                                                            =========== =========   ========  =======  =======  =========


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  December 31,
                                                           ------------------------------------------------------------
                                                               2002        2001         2000         1999         1998
                                                               ----        ----         ----         ----         ----
                                                                           (dollars expressed in thousands)

   Commercial, financial and agricultural:
       Nonaccrual......................................     $  15,787      17,141       21,424      18,397       15,385
       Restructured terms..............................            --          --           22          29           --
   Real estate construction and development:
       Nonaccrual......................................        23,378       3,270       11,068       1,886        3,858
   Real estate mortgage:
     One-to-four family residential loans:
       Nonaccrual......................................        14,833      20,780        5,645       7,703        9,929
       Restructured terms..............................            15          20           28          18           50
     Multi-family residential loans:
       Nonaccrual......................................           772         476          593         722        2,706
       Restructured terms..............................            --          --          908         923        1,562
     Commercial real estate loans:
       Nonaccrual......................................         8,890      20,642       10,286       7,989        6,223
       Restructured terms..............................         1,907       1,993        2,016       2,038        3,609
   Lease financing:
       Nonaccrual......................................         8,723       2,185        1,013          --           --
   Consumer and installment:
       Nonaccrual......................................           860         794          155          32          216
       Restructured terms..............................            --           7            8          --           --
                                                           ----------   ---------    ---------   ---------    ---------
              Total nonperforming loans................        75,165      67,308       53,166      39,737       43,538
   Other real estate...................................         7,609       4,316        2,487       2,129        3,709
                                                           ----------   ---------    ---------   ---------    ---------
              Total nonperforming assets...............    $   82,774      71,624       55,653      41,866       47,247
                                                           ==========   =========    =========   =========    =========

   Loans, net of unearned discount.....................    $5,432,588   5,408,869    4,752,265   3,996,324    3,580,105
                                                           ==========   =========    =========   =========    =========

   Loans past due 90 days or more and still accruing...    $    4,635      15,156        3,009       5,844        4,674
                                                           ==========   =========    =========   =========    =========

   Ratio of:
       Allowance for loan losses to loans..............          1.83%       1.80%        1.72%       1.72%        1.70%
       Nonperforming loans to loans....................          1.38        1.24         1.12        0.99         1.22
       Allowance for loan losses to
         nonperforming loans...........................        132.29      144.36       153.47      172.66       140.04
       Nonperforming assets to loans
         and other real estate.........................          1.52        1.32         1.17        1.05         1.32
                                                          ===========   =========    =========   =========    =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $75.2 million at December 31, 2002, in comparison to $67.3 million and $53.2 million at December 31, 2001 and 2000, respectively. As further discussed under "--Lending Activities," the increase in nonperforming loans in 2002 is primarily attributable to the economic slowdown previously discussed, additional problems identified in acquired loan portfolios, continuing deterioration in the portfolio of leases to the airline industry and the addition of a $16.1 million borrowing relationship to nonaccrual real estate construction and development loans during the second quarter of 2002. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. This relationship had previously been on nonaccrual status and was removed from nonaccrual status during the third quarter of 2001 due to financing being recast with a new borrower, who appeared able to meet ongoing developmental expectations. Subsequent to that time, the new borrower encountered internal management problems, which negatively impacted and further delayed development of the project. Loan charge-offs also increased significantly to $70.5 million for the year ended December 31, 2002, from $31.5 million for 2001. Included in this were charge-offs aggregating $38.6 million on ten large credit relationships, representing nearly 55% of loan charge-offs in 2002. We anticipate this trend of higher nonperforming and delinquent loans will continue in the near future. The increase in nonperforming loans for 2001 reflects cyclical trends experienced within the banking industry as a result of economic slowdown, as well as the asset quality of acquired institutions. Our Union acquisition, completed in December 2001, resulted in the addition of approximately $8.9 million of nonperforming loans and $3.6 million of loans past due 90 days or more. The increase in nonperforming loans in 2000 reflected a small number of credit relationships that were placed on nonaccrual during the year and the overall growth of the loan portfolio. These nonperforming loans were symptomatic of circumstances specific to those borrower relationships.

         As of December 31, 2002, 2001 and 2000, $173.3 million,  $123.2 million and $50.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). The significant increase in problem loans for the year ended December 31, 2002 is primarily due to problem loans included in the acquisitions of Millenium Bank and Union, completed in December 2000 and 2001, respectively, continuing deterioration of leases to the airline industry, portfolio growth (both internal and external) and the gradual slow down and uncertainties that have recently occurred in the economy surrounding the markets in which we operate. As previously discussed under "--Lending Activities," certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. As of December 31, 1999, 1998 and 1997, problem loans totaled $36.3 million, $21.3 million and $27.9 million, respectively.

         Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment experience subsequent to their origination.

         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on a monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the list. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.

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

         The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system. As such, the same procedures we employ to determine the overall risk in our loan portfolio and our requirements for the allowance for loan losses determines the distribution of the allowance by loan category. Consequently, the distribution of the allowance will change from period to period due to:

         >>    Changes in the aggregate loan balances by loan category;

         >> Changes in the identified risk in each loan in the portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate loans for which risk ratings are changed based on payment performance; and

         >>   Changes in loan concentrations by borrower.

         Since the methods of calculating the allowance requirements have not changed over time, the reallocations among different categories of loans that appear between periods are the result of the redistribution of the individual loans that comprise the aggregate portfolio due to the factors listed above. However, the perception of risk with respect to particular loans within the portfolio will change over time as a result of the characteristics and performance of those loans, as well as the overall economic trends and market trends, including our actual and expected trends in nonperforming loans. Consequently, while there are no specific allocations of the allowance resulting from economic or market conditions or actual or expected trends in nonperforming loans, these factors are considered in the initial assignment of risk ratings to loans and in subsequent changes to those risk ratings.

         The following table is a summary of loan loss experience for the five years ended December 31, 2002:

                                                                As of or For the Years Ended December 31,
                                                      -------------------------------------------------------------
                                                           2002        2001        2000         1999         1998
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $   97,164      81,592      68,611       60,970        50,509
Acquired allowances for loan losses..................      1,366      14,046       6,062        3,008         3,200
                                                      ----------  ----------  ----------    ---------    ----------
                                                          98,530      95,638      74,673       63,978        53,709
                                                      ----------  ----------  ----------    ---------    ----------

Loans charged-off:
    Commercial, financial and agricultural...........    (45,697)    (21,085)     (9,690)     (10,855)       (3,908)
    Real estate construction and development.........     (7,778)       (108)     (2,229)        (577)         (185)
    Real estate mortgage:
       One-to-four family residential loans..........     (2,697)       (802)       (452)      (1,010)       (1,786)
       Multi-family residential loans................       (109)         (4)         --          (19)          (78)
       Commercial real estate loans..................     (2,747)     (1,012)     (1,761)      (1,532)         (525)
    Lease financing..................................     (8,426)     (6,749)        (78)          --            --
    Consumer and installment.........................     (3,070)     (1,693)     (2,840)      (3,728)       (3,701)
                                                      ----------  ----------  ----------    ---------    ----------
          Total......................................    (70,524)    (31,453)    (17,050)     (17,721)      (10,183)
                                                      ----------  ----------  ----------    ---------    ----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........      8,331       4,015       5,556        3,602         3,417
    Real estate construction and development.........        631       1,171         319          849           342
    Real estate mortgage:
       One-to-four family residential loans..........        628         755         536          407           564
       Multi-family residential loans................        792          15          93          286            45
       Commercial real estate loans..................      3,491       1,332       1,308        1,664         1,420
    Lease financing..................................        494         435          65           --            --
    Consumer and installment.........................      1,566       1,746       1,965        2,473         2,656
                                                      ----------  ----------  ----------    ---------    ----------
          Total......................................     15,933       9,469       9,842        9,281         8,444
                                                      ----------  ----------  ----------    ---------    ----------
          Net loans charged-off......................    (54,591)    (21,984)     (7,208)      (8,440)       (1,739)
                                                      ----------  ----------  ----------    ---------    ----------
Provision for loan losses............................     55,500      23,510      14,127       13,073         9,000
                                                      ----------  ----------  ----------    ---------    ----------
Allowance for loan losses, end of year............... $   99,439      97,164      81,592       68,611        60,970
                                                      ==========  ==========  ==========    =========    ==========

Loans outstanding, net of unearned discount:
    Average.......................................... $5,424,508   4,884,299   4,290,958    3,812,508     3,250,719
    End of year......................................  5,432,588   5,408,869   4,752,265    3,996,324     3,580,105
    End of year, excluding loans held for sale.......  5,082,623   5,204,663   4,683,160    3,958,912     3,444,486
                                                      ==========  ==========  ==========    =========    ==========

Ratio of allowance for loan losses to
    loans outstanding:
    Average..........................................       1.83%       1.99%       1.90%        1.80%         1.88%
    End of year......................................       1.83        1.80        1.72         1.72          1.70
    End of year, excluding loans held for sale.......       1.96        1.87        1.74         1.73          1.77
Ratio of net charge-offs to
    average loans outstanding........................       1.01        0.45        0.17         0.22          0.05
Ratio of current year recoveries to
    preceding year's total charge-offs...............      50.66       55.54       55.54        91.14         50.17
                                                      ==========  ==========  ==========    =========    ==========



         The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2002:

                                           2002              2001              2000             1999               1998
                                      ---------------  ----------------  ---------------  ----------------   -----------------
                                              Percent          Percent           Percent          Percent             Percent
                                                of               of                of               of                  of
                                             Category         Category          Category         Category            Category
                                                to               to                to               to                  to
                                               Total            Total             Total            Total               Total
                                      Amount   Loans    Amount  Loans    Amount   Loans    Amount  Loans      Amount   Loans
                                      ------   -----    ------  -----    ------   -----    ------  -----      ------   -----

Commercial, financial
   and agricultural.................  $34,915  26.56%  $40,161  28.34%   $32,130  28.87%   $24,898  27.20%   $19,239   25.70%
Real estate construction
   and development..................   22,667  18.22    21,598  17.65     14,667  17.04     13,264  19.90     15,073   20.14
Real estate mortgage:
   One-to-four family
     residential loans..............    7,913  12.79     5,349  14.76      4,334  15.29      3,449  18.03      5,037   20.65
   Multi-family residential loans...       32   2.07        81   2.75         12   1.69          3   1.85          5    1.78
   Commercial real estate loans.....   28,477  30.13    25,167  27.71     20,345  29.38     17,138  26.45     13,193   20.28
Lease financing.....................    3,649   2.33     3,062   2.75      1,114   2.61         --     --         --      --
Consumer and installment............      703   1.46       937   2.26      2,028   3.67      4,390   5.64      5,180    7.66
Loans held for sale.................    1,083   6.44       809   3.78        222   1.45        160   0.93        539    3.79
Unallocated (1).....................       --     --        --     --      6,740     --      5,309     --      2,704      --
                                      ------  ------   ------- ------    ------- ------    ------- ------    -------  ------
     Total..........................  $99,439 100.00%  $97,164 100.00%   $81,592 100.00%   $68,611 100.00%   $60,970  100.00%
                                      ======= ======   ======= ======    ======= ======    ======= ======    =======  ======

----------------------
(1) During 2001, we reviewed our practice of maintaining unallocated reserves in light of continuing refinement in our loss estimation processes. We concluded the use of unallocated reserves would be discontinued. Consequently, reserves were aligned with their respective portfolios.

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

         The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:

                                                                   Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                               2002                        2001                         2000
                                    --------------------------  --------------------------   --------------------------
                                                Percent                      Percent                   Percent
                                                  of                           of                         of
                                     Amount    Deposits   Rate    Amount    Deposits  Rate    Amount   Deposits    Rate
                                     ------    --------   ----    ------    --------  ----    ------   --------    ----
                                                                (dollars expressed in thousands)

Noninterest-bearing
   demand deposits..............  $  912,915     15.33%    --% $  754,763    14.83%    --%  $  634,886   14.18%      --%
Interest-bearing
   demand deposits..............     755,879     12.69   1.00     507,011     9.97   1.38      421,986    9.43     1.40
Savings deposits................   1,991,510     33.44   1.79   1,548,441    30.43   3.25    1,279,378   28.59     4.04
Time deposits ..................   2,295,431     38.54   3.71   2,278,263    44.77   5.49    2,139,305   47.80     5.62
                                  ----------    ------   ====  ----------   ------   ====   ----------  ------   ======
      Total average deposits....  $5,955,735    100.00%        $5,088,478   100.00%         $4,475,555  100.00%
                                  ==========    ======         ==========   ======          ==========  ======

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2002, 2001 and 2000. We have never paid, and have no present intention to pay, dividends on our common stock.

         Management believes as of December 31, 2002 and 2001, our subsidiary banks and we were "well capitalized," as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         In December 1996, we formed our initial financing subsidiary, First Preferred Capital Trust, for the purpose of issuing $86.25 million of trust preferred securities, and in June 1998, we formed our second financing subsidiary, First America Capital Trust, for the purpose of issuing $46.0 million of trust preferred securities. In October 2000, we formed our third financing subsidiary, First Preferred Capital Trust II, for the purpose of issuing $57.5 million of trust preferred securities, and in November 2001, we formed our fourth financing subsidiary, First Preferred Capital Trust III, for the purpose of issuing $55.2 million of trust preferred securities. On April 10, 2002, we formed First Bank Capital Trust and issued $25.0 million of trust preferred securities in a private placement. For regulatory reporting purposes, these preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2002, $117.1 million of these preferred securities were not includable in our Tier I capital, although this amount was included in our total risk-based capital.

Liquidity

         Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $742.5 million and $754.8 million at December 31, 2002 and 2001, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our note payable, at December 31, 2002:

                                                                Certificates of Deposit      Other
                                                                  of $100,000 or More      Borrowings         Total
                                                                  -------------------      ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................   $   134,875          251,644           386,519
         Over three months through six months.....................        95,169            2,000            97,169
         Over six months through twelve months....................       105,939           12,000           117,939
         Over twelve months.......................................       133,921            7,000           140,921
                                                                     -----------        ---------         ---------
              Total...............................................   $   469,904          272,644           742,548
                                                                     ===========        =========         =========

         In addition to these sources of funds, our subsidiary banks have established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2002 and 2001, the borrowing capacity of our subsidiary banks under these agreements was approximately $1.22 billion and $1.21 billion, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $223.6 million and $234.6 million at December 31, 2002 and 2001, respectively. Exclusive of the Federal Home Loan Bank advances outstanding at First Bank of $9.0 million and $20.1 million at December 31, 2002 and 2001, respectively, our subsidiary banks had no amounts outstanding under either of these agreements at December 31, 2002 and 2001. Under a separate Federal Home Loan Bank agreement, FB&T had advances outstanding of $5.0 million and $10.5 million at December 31, 2002 and 2001, respectively.


         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2002 are as follows:

                                                                                Over 1 Year
                                                                    Less than  But Less Than    Over
                                                                     1 Year       5 Years      5 Years       Total
                                                                     ------      ---------     -------       -----
                                                                          (dollars expressed in thousands)

         Operating leases....................................    $    8,913      22,126        21,708        52,747
         Certificates of deposit.............................     1,472,401     717,301           399     2,190,101
         Note payable........................................         7,000          --            --         7,000
         Guaranteed preferred beneficial interest
              in subordinated debentures.....................            --          --       270,039       270,039
         Federal Home Loan Bank advances.....................         7,000       4,000         3,000        14,000
                                                                 ==========     =======       =======     =========

         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust, First America Capital Trust, First Preferred Capital Trust II, First Preferred Capital Trust III and First Bank Capital Trust.

Critical Accounting Policies

         Our financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected consolidated and other financial data appearing elsewhere in this report, and management's discussion and analysis of financial condition and results of operations are, to large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

         We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout "--Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements appearing elsewhere in this report.

         Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers' ability to pay and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. See further discussion under "--Loans and Allowance for Loan Losses" and Note 4 to our consolidated financial statements appearing elsewhere in this report.

         Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based upon quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value have correlated and are expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits.

Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility to reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, this would result as less or none as the change in the fair value of the affected derivative would be offset by changes in the fair value of the underlying hedged asset or liability. See further discussion under "--Interest Rate Risk Management" and Note 5 to our consolidated financial statements appearing elsewhere in this report.

         Deferred Tax Assets. We recognize deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in such determination is made. See further discussion under "--Comparison of Results of Operations for 2001 and 2000 - Provision for Income Taxes" and Note 13 to our consolidated financial statements appearing elsewhere in this report.

         Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions as well as the returns on investment that may be achieved requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income steams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility to reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which directly impact our regulatory capital levels. See further discussion under "--Acquisitions," "--Effects of New Accounting Standards," and Note 2, Note 8 and Note 21 to our consolidated financial statements appearing elsewhere in this report.

Effects of New Accounting Standards

         In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for calendar year-end companies was January 1, 2002.

         On January 1, 2002, we adopted SFAS No. 142. At the date of adoption, we had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, we continue to amortize, on a straight-line basis, our core deposit intangibles and goodwill associated with purchases of branch offices. Goodwill associated with the purchase of subsidiaries is no longer amortized, but instead, is tested annually for impairment following our existing methods of measuring and recording impairment losses as described in Note 1 to our consolidated financial statements appearing elsewhere in this report.

         We completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on our consolidated financial statements. The results of our transitional goodwill impairment testing did not identify any goodwill impairment losses.

         In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. On January 1, 2002, we implemented SFAS No. 144, which did not have a material effect on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146 -- Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3 -- Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently evaluating the requirements of SFAS No. 146 and do not believe they will have a material effect on our consolidated financial statements.

         On October 1, 2002, the FASB issued SFAS No. 147 -- Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 -- Accounting for Certain Acquisitions of Banking or Thrift Institutions and SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets and FASB Interpretation No. 9 -- Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No.
72. SFAS No. 147 also provides guidance on the accounting for impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of SFAS No. 147 are effective for acquisitions on or after October 1, 2002. On October 1, 2002, we implemented SFAS No. 147, which did not have a material effect on our consolidated financial statements.

         In  November  2002,  the FASB  issued  FASB  Interpretation  No.  45 --
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have evaluated the requirements of FASB Interpretation No. 45 and believe they will not have a material effect on our consolidated financial statements other than the additional disclosure requirements included in Note 24 to our consolidated financial statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The quantitative and qualitative disclosures about market risk are included under "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" appearing on pages 33 through 37 of this report.

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

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data appear on pages 57 through 95 of this report.

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


                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------

James F. Dierberg (1)           65      1979      Chairman of the Board of Directors  and Chief  Executive  Officer of
                                                  First Banks,  Inc. since 1988;  President of First Banks,  Inc. from
                                                  1979 to 1992 and from 1994 to October  1999;  Chairman  of the Board of  Directors,  President  and Chief  Executive  Officer of FBA from
                                                  1994  until its  merger  with  First  Banks on  December  31,  2002;
                                                  Trustee of First  Preferred  Capital  Trust,  First America  Capital
                                                  Trust,  First Preferred Capital Trust II and First Preferred Capital
                                                  Trust III since 1997, 1998, May 2001 and October 2001, respectively.

Allen H. Blake                  60      1988      President of First Banks,  Inc. since October 1999; Chief Financial
                                                  Officer of First Banks,  Inc. from 1984 to September 1999 and since
                                                  May 2001;  Chief Operating  Officer of First Banks,  Inc. from 1998 to June 2002;  Director and  Secretary of First Banks,  Inc.  since
                                                  1988; Director,  Executive Vice President,  Chief Operating Officer
                                                  and  Secretary  of FBA from 1998 until its merger  with First Banks on December 31, 2002;  Chief Financial  Officer of FBA from 1994 to
                                                  September  1999  and  from  May  2001  until  December  2002;  Vice
                                                  President and Secretary of FBA from 1994 to 1998;  Trustee of First
                                                  Preferred  Capital  Trust,   First  America  Capital  Trust,  First
                                                  Preferred  Capital Trust II and First  Preferred  Capital Trust III
                                                  since 1997, 1998, 2000 and 2001, respectively.

Donald W. Williams              55      2001      Senior  Executive  Vice President and Chief Credit Officer of First
                                                  Banks,  Inc. since 2000;  Executive Vice President and Chief Credit
                                                  Officer of First Banks,  Inc. since 1996;  Executive Vice President and Chief  Credit  Officer of FBA until its merger with First Banks on December 31,  2002;  Chairman of the Board of Directors of First
                                                  Bank  since  2000 and Chief  Executive  Officer  of First Bank from
                                                  2000 to January 2003.

Michael J. Dierberg (1)         31      2001      General Counsel of First Banks,  Inc. since June 2002;  Senior Vice
                                                  President  (Northern  California Region) of First Bank & Trust from
                                                  July 2001 to June 2002.  Prior to joining  First Banks,  Inc.,  Mr.
                                                  Dierberg  served as an attorney  for the Office of the  Comptroller of the Currency in Washington, D.C. from 1998 to July 2001.

Gordon A. Gundaker (2)          69      2001      President and Chief Executive  Officer of Coldwell Banker Gundaker,
                                                  a  full-service  real  estate  brokerage  company,  in  St.  Louis,
                                                  Missouri.

David L. Steward (2)            51      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer of World Wide Technology,  Inc., an electronic  procurement and logistics company in the information  technology  industry,  in
                                                  St.  Louis,  Missouri;  Chairman  of  the  Board  of  Directors  of
                                                  Telcobuy.com  (an  affiliate  of  World  Wide  Technology,   Inc.);
                                                  Director of the 21st Century  Workforce,  Civic  Progress,  the St.
                                                  Louis   Regional   Commerce   and  Growth   Association,   Missouri
                                                  Technology  Corporation,  Webster  University,  BJC Health  System,
                                                  Union  Memorial  Outreach  Center,  St. Louis Science  Center,  the
                                                  United Way of Greater St.  Louis,  Greater St. Louis Area Council -
                                                  Boy Scouts of America, INROADS and New Cornerstone.





Hal J. Upbin (2)                64      2001      Director  of  Kellwood  Company,  a  manufacturer  and  marketer of apparel and related soft goods, in St. Louis,  Missouri since 1995;
                                                  Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer  of  Kellwood  Company  since  1997;  President  and  Chief
                                                  Operating   Officer  of  Kellwood   Company   from  1994  to  1997;
                                                  Executive Vice President  Corporate  Development from 1992 to 1994;
                                                  Vice President Corporate Development from 1990 to 1992.

Douglas H. Yaeger (2)           54      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer of The  Laclede  Group,  Inc.,  a provider  of natural  gas service  through  its  regulated  core  utility  operations  in St.
                                                  Louis,  Missouri  since 2001;  Chairman of the Board of  Directors,
                                                  President and Chief Executive  Officer of Laclede Gas Company since
                                                  1999;  President  of Laclede Gas Company  since 1997;  Director and
                                                  Chief  Operating  Officer of Laclede Gas Company from 1997 to 1999;
                                                  Executive  Vice President - Operations and Marketing of Laclede Gas
                                                  Company  from 1995 to 1997;  Chairman of the Board of  Directors of the St. Louis Regional  Commerce and Growth  Association;  Director
                                                  of Southern Gas Association,  the St. Louis Science  Center,  Civic
                                                  Progress,  Greater St. Louis Area  Council - Boy Scouts of America,
                                                  the  United  Way  of  Greater  St. Louis,   The  Municipal  Theatre
                                                  Association  of  St.  Louis  and  Webster University.

----------------------------------
(1)  Mr. Michael J. Dierberg is the son of Mr. James F. Dierberg. See Item 12. Security Ownership of Certain Beneficial
     Owners and Management.
(2)  Member of the Audit Committee.

Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2003, were as follows:

                                            Current First Banks                     Principal Occupation(s)
          Name                Age              Office(s) Held                       During Last Five Years
          ----                ---              --------------                       ----------------------

James F. Dierberg              65   Chairman  of the Board of  Directors    See Item 10 -  "Directors  and Executive
                                    and Chief Executive Officer.            Officers  of the  Registrant - Board  of
                                                                            Directors."

Allen H. Blake                 60   President,  Chief Financial Officer,    See Item 10 - "Directors  and  Executive
                                    Secretary and Director.                 Officers  of the  Registrant  - Board of
                                                                            Directors."

Donald W. Williams             55   Senior   Executive  Vice  President,    See Item 10 - "Directors  and  Executive
                                    Chief Credit Officer and Director.      Officers  of the  Registrant  - Board of
                                                                            Directors."


Terrance M. McCarthy           48   Senior  Executive Vice President and    Mr.   McCarthy  has  been   employed  in
                                    Chief  Operating  Officer;  Chairman    various executive  capacities with First
                                    of   the    Board   of    Directors,    Banks, Inc. since 1995.
                                    President   and   Chief    Executive
                                    Officer  of  FB&T;   President   and
                                    Chief  Executive  Officer  of  First
                                    Bank.

Mark T. Turkcan                46   Executive  Vice President - Mortgage    Mr.   Turkcan   has  been   employed  in
                                    Banking; Director and Executive Vice    various executive  capacities with First
                                    Vice   President   of   First  Bank;    Banks, Inc. since 1990.
                                    Chairman of the Board of  Directors,
                                    President   and   Chief    Executive
                                    Officer of First Banc Mortgage, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, our directors, executive officers or shareholders, who are subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, filed on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2002.

Item 11.  Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December
31, 2002, 2001 and 2000:

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------

                                                                                                      All Other
         Name and Principal Position(s)                     Year          Salary        Bonus     Compensation (1)
         ------------------------------                     ----          ------        -----     ----------------

James F. Dierberg                                           2002        $  605,000       35,000         5,500
Chairman of the Board of Directors                          2001           585,000      100,000         2,850
and Chief Executive Officer                                 2000           560,000       90,000         5,250

Allen H. Blake                                              2002           360,500       45,000         5,500
President and Chief Financial Officer                       2001           343,700       58,000         2,590
                                                            2000           282,900       45,000         6,150

Donald W. Williams                                          2002           311,000       35,000         5,500
Senior Executive Vice President                             2001           297,000       48,000         5,250
and Chief Credit Officer                                    2000           241,250       40,000         6,450

Terrance M. McCarthy                                        2002           269,000       50,000         3,200
Senior Executive Vice President and                         2001           220,000       38,000         5,200
Chief Operating Officer;                                    2000           180,000       25,000         6,650
Chairman of the Board of Directors, President
and Chief Executive Officer of FB&T; and
President and Chief Executive Officer of First Bank

Mark T. Turkcan                                             2002           188,000       35,000         5,500
Executive Vice President - Mortgage Banking;                2001           177,500       22,500         5,250
Director and Executive Vice President of First Bank;        2000           167,500       15,000         6,570
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

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently Messrs. Gordon Gundaker, David Steward, Hal Upbin and Douglas Yaeger) received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended in 2002. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Gundaker and Upbin each received $17,000 in director's fees during 2002, and Messrs. Steward and Yaeger received $16,000 and $18,000, respectively, in director's fees during 2002.

         Our  executive   officers  who  are  also   directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake, Williams and McCarthy who are executive officers, were also members of the Board of Directors and/or executive officers of FBA prior to its merger with and into First Banks on December 31, 2002. FBA did not have a compensation committee, but its Board of Directors performed the functions of such a committee. Except for the foregoing, none of our executive officers served during 2002 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         See further information regarding  transactions with related parties in
Note 19 to our consolidated financial statements appearing on page 88 and page 89 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 25, 2003, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

                                                                                                   Percent of
                                                                         Number of                    Total
                          Title of Class                                  Shares         Percent     Voting
                         and Name of Owner                                 Owned        of Class      Power
                         -----------------                                 -----        --------      -----

Common Stock ($250.00 par value)
--------------------------------

     James F. Dierberg II Family Trust (1)........................     7,714.677 (2)    32.605%         *
     Ellen C. Dierberg Family Trust (1)...........................     7,714.676 (2)    32.605          *
     Michael J. Dierberg Family Trust (1).........................     4,255.319 (2)    17.985          *
     Michael J. Dierberg Irrevocable Trust (1)....................     3,459.358 (2)    14.621          *
     First Trust (Mary W. Dierberg and First Bank, Trustees) (1)..       516.830 (3)     2.184          *

Class A Convertible Adjustable Rate Preferred Stock
---------------------------------------------------
($20.00 par value)
------------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).........................................        641,082 (4)(5)    100%      77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock
-------------------------------------------------------
($1.50 par value)
-----------------

     James F. Dierberg, Trustee of the James F. Dierberg
         Living Trust (1).........................................        160,505 (5)       100%      19.4%

All executive officers and directors
    other than Mr. James F. Dierberg
    and members of his immediate family...........................              0             0%       0.0%

--------------------

*    Represents less than 1.0%.
(1) Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North
     Meramec  Avenue,  Clayton,  Missouri  63105.  Mr.  James F.  Dierberg,  our
     Chairman  of the  Board  and  Chief  Executive  Officer,  and Mrs.  Mary W.
     Dierberg,  are husband and wife, and Messrs.  James F. Dierberg II, Michael
     J. Dierberg and Mrs. Ellen D. Schepman, formerly Ms. Ellen C. Dierberg, are their adult children.
(2) Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over these shares.
(3)  Due to the relationship  between Mr. James F. Dierberg,  his wife and First
     Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.
(4) Convertible into common stock, based on the appraised value of the common stock at the date of conversion. Assuming an appraised value of the common stock equal to the book value, the number of shares of common stock into which the Class A Preferred Stock is convertible at December 31, 2002 is
     600, which shares are not included in the above table.
(5)  Sole voting and investment power.

Item 13. Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or shareholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in Item 11 - "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

         Our subsidiary banks have had in the past, and may have in the future, loan transactions and related banking services in the ordinary course of business with our directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Our subsidiary banks do not extend credit to our officers or to officers of our subsidiary banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our directors and officers and their respective affiliates have deposit accounts and related banking services with our subsidiary banks. It is the policy of our subsidiary banks not to permit any of their officers or directors or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of our subsidiary banks.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a)   1.   Financial  Statements  and  Supplementary  Data  -  The
                         financial statements and supplementary data filed as part of this Report are included in Item 8.

                    2. Financial Statement Schedules - These schedules are omitted for the reason they are not required or are not applicable.

                    3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item
                         (c) below and are incorporated herein by reference.

              (b)   Reports on Form 8-K.

                    We filed no reports on Form 8-K during the quarter ended December 31, 2002.

              (c) The index of required exhibits is included beginning on page 100 of this Report.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                          INDEPENDENT AUDITORS' REPORT




                               [KPMG Letterhead]




The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                              /s/KPMG LLP
                                              --------------
                                                 KPMG LLP



St. Louis, Missouri
March 14, 2003


                                           CONSOLIDATED BALANCE SHEETS
                       (dollars expressed in thousands, except share and per share data)


                                                                                                December 31,
                                                                                            --------------------
                                                                                            2002            2001
                                                                                            ----            ----

                                                       ASSETS
                                                       ------
Cash and cash equivalents:
     Cash and due from banks.......................................................    $   194,519         181,522
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................            832           4,664
     Federal funds sold............................................................          7,900          55,688
                                                                                       -----------      ----------
               Total cash and cash equivalents.....................................        203,251         241,874
                                                                                       -----------      ----------

Investment securities:
     Available for sale, at fair value.............................................      1,120,894         610,466
     Held to maturity, at amortized cost (fair value of $16,978 and
       $20,812 at December 31, 2002 and 2001, respectively)........................         16,426          20,602
                                                                                       -----------      ----------
               Total investment securities.........................................      1,137,320         631,068
                                                                                       -----------      ----------

Loans:
     Commercial, financial and agricultural........................................      1,443,016       1,532,875
     Real estate construction and development......................................        989,650         954,913
     Real estate mortgage..........................................................      2,444,122       2,445,847
     Lease financing...............................................................        126,738         148,971
     Consumer and installment......................................................         86,763         124,542
     Loans held for sale...........................................................        349,965         204,206
                                                                                       -----------      ----------
               Total loans.........................................................      5,440,254       5,411,354
     Unearned discount.............................................................         (7,666)         (2,485)
     Allowance for loan losses.....................................................        (99,439)        (97,164)
                                                                                       -----------      ----------
               Net loans...........................................................      5,333,149       5,311,705
                                                                                       -----------      ----------

Derivative instruments.............................................................         97,887          54,889
Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................        152,418         149,604
Goodwill ..........................................................................        140,112         115,860
Bank-owned life insurance..........................................................         92,616          87,200
Accrued interest receivable........................................................         35,638          37,349
Deferred income taxes..............................................................         92,157          94,546
Other assets.......................................................................         58,252          54,356
                                                                                       -----------      ----------
               Total assets........................................................    $ 7,342,800       6,778,451
                                                                                       ===========      ==========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (dollars expressed in thousands, except share and per share data)


                                                                                               December 31,
                                                                                        --------------------------
                                                                                           2002            2001
                                                                                           ----            ----

                                                   LIABILITIES
                                                   -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................    $   986,674         921,455
       Interest-bearing............................................................        819,429         629,015
     Savings.......................................................................      2,176,616       1,832,939
     Time:
       Time deposits of $100 or more...............................................        469,904         484,201
       Other time deposits.........................................................      1,720,197       1,816,294
                                                                                       -----------      ----------
          Total deposits...........................................................      6,172,820       5,683,904
Short-term borrowings..............................................................        265,644         243,134
Note payable.......................................................................          7,000          27,500
Guaranteed preferred beneficial interests in
     subordinated debentures.......................................................        270,039         235,881
Accrued interest payable...........................................................         11,751          16,006
Deferred income taxes..............................................................         61,204          43,856
Accrued expenses and other liabilities.............................................         35,301          61,515
Minority interest in subsidiary....................................................             --          17,998
                                                                                       -----------      ----------
          Total liabilities........................................................      6,823,759       6,329,794
                                                                                       -----------      ----------


                                              STOCKHOLDERS' EQUITY
                                              --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding at December 31, 2002 and 2001...............................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Additional paid-in capital.........................................................          5,910           6,074
Retained earnings..................................................................        433,689         389,308
Accumulated other comprehensive income.............................................         60,464          34,297
                                                                                       -----------      ----------
          Total stockholders' equity...............................................        519,041         448,657
                                                                                       -----------      ----------
          Total liabilities and stockholders' equity...............................    $ 7,342,800       6,778,451
                                                                                       ===========      ==========




                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars expressed in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                                 ---------------------------------
                                                                                   2002         2001        2000
                                                                                   ----         ----        ----
Interest income:
     Interest and fees on loans..............................................  $ 390,062      412,153      390,332
     Investment securities:
       Taxable...............................................................     31,034       26,244       27,331
       Nontaxable............................................................      1,865          888          961
     Federal funds sold and other............................................      1,949        5,458        4,202
                                                                               ---------      -------     --------
          Total interest income..............................................    424,910      444,743      422,826
                                                                               ---------      -------     --------
Interest expense:
     Deposits:
       Interest-bearing demand...............................................      7,551        7,019        5,909
       Savings...............................................................     35,668       50,388       51,656
       Time deposits of $100 or more.........................................     19,047       28,026       20,654
       Other time deposits...................................................     66,002       97,105       99,603
     Short-term borrowings...................................................      3,450        5,847        5,881
     Note payable............................................................      1,032        2,629        3,976
     Guaranteed preferred debentures.........................................     23,990       18,590       13,173
                                                                               ---------      -------     --------
          Total interest expense.............................................    156,740      209,604      200,852
                                                                               ---------      -------     --------
          Net interest income................................................    268,170      235,139      221,974
Provision for loan losses....................................................     55,500       23,510       14,127
                                                                               ---------      -------     --------
          Net interest income after provision for loan losses................    212,670      211,629      207,847
                                                                               ---------      -------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees...........     30,978       22,865       19,794
     Gain on mortgage loans sold and held for sale...........................     28,415       14,983        7,806
     Gain on sale of credit card portfolio, net of expenses..................         --        1,853           --
     Net gain on sales of available-for-sale investment securities...........         90       18,722          168
     Gain on sales of branches, net of expenses..............................         --           --        1,355
     Bank-owned life insurance investment income.............................      5,928        4,415        4,314
     Net gain on derivative instruments......................................      2,181       18,583           --
     Other...................................................................     21,863       17,188        9,341
                                                                               ---------      -------     --------
          Total noninterest income...........................................     89,455       98,609       42,778
                                                                               ---------      -------     --------
Noninterest expense:
     Salaries and employee benefits..........................................    111,513       93,452       73,391
     Occupancy, net of rental income.........................................     21,030       17,432       14,675
     Furniture and equipment.................................................     17,495       12,612       11,702
     Postage, printing and supplies..........................................      5,556        4,869        4,431
     Information technology fees.............................................     32,135       26,981       22,359
     Legal, examination and professional fees................................      9,284        6,988        4,523
     Amortization of intangibles associated with
        the purchase of subsidiaries.........................................      2,012        8,248        5,297
     Communications..........................................................      3,166        3,247        2,625
     Advertising and business development....................................      5,023        5,237        4,331
     Other...................................................................     25,542       32,605       14,656
                                                                               ---------      -------     --------
          Total noninterest expense..........................................    232,756      211,671      157,990
                                                                               ---------      -------     --------


          Income before provision for income taxes,
            minority interest in income of subsidiary
            and cumulative effect of change in accounting principle..........     69,369       98,567       92,635
Provision for income taxes...................................................     22,771       30,048       34,482
                                                                               ---------      -------     --------
          Income before minority interest in income
           of subsidiary and cumulative
           effect of change in accounting principle..........................     46,598       68,519       58,153
Minority interest in income of subsidiary....................................      1,431        2,629        2,046
                                                                               ---------      -------     --------
          Income before cumulative effect of change in accounting principle..     45,167       65,890       56,107
Cumulative effect of change in accounting principle, net of tax..............         --       (1,376)          --
                                                                               ---------      -------     --------
          Net income.........................................................     45,167       64,514       56,107
Preferred stock dividends....................................................        786          786          786
                                                                               ---------      -------     --------
          Net income available to common stockholders........................  $  44,381       63,728       55,321
                                                                               =========      =======     ========
Basic earnings per common share:
     Income before cumulative effect of change in accounting principle.......  $1,875.69     2,751.54     2,338.04
     Cumulative effect of change in accounting principle, net of tax.........         --       (58.16)          --
                                                                                 -------     --------     --------
     Basic...................................................................  $1,875.69     2,693.38     2,338.04
                                                                               =========     ========     ========
Diluted earnings per common share:
     Income before cumulative effect of change in accounting principle.......  $1,853.64     2,684.93     2,267.41
     Cumulative effect of change in accounting principle, net of tax.........         --       (58.16)          --
                                                                               ---------     --------     --------
     Diluted.................................................................  $1,853.64     2,626.77     2,267.41
                                                                               =========     ========     ========

Weighted average shares of common stock outstanding..........................     23,661       23,661       23,661
                                                                               =========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.


                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    Three Years Ended December 31, 2002
                                           (dollars expressed in thousands, except per share data)

                                                      Adjustable Rate                                       Accu-
                                                      Preferred Stock                                       mulated
                                                      ---------------                                       Other     Total
                                                   Class A                     Additional Compre-           Compre-   Stock-
                                                   Conver-             Common    Paid-in  hensive Retained  hensive  holders'
                                                    tible    Class B    Stock    Capital  Income  Earnings  Income    Equity
                                                    -----    -------    -----    -------  ------- --------  ------    ------

Consolidated balances, January 1, 2000...........  $12,822     241     5,915     3,318            270,259  2,350    294,905
Year ended December 31, 2000:
    Comprehensive income:
      Net income.................................       --      --        --        --   56,107    56,107     --     56,107
      Other comprehensive income, net of tax -
        unrealized gains on securities, net of
        reclassification adjustment (1)..........       --      --        --        --    3,671        --  3,671      3,671
                                                                                        -------
      Comprehensive income.......................                                        59,778
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --       --       --        --               (769)    --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --       --       --        --                (17)    --        (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --      --        --    (1,051)                --     --     (1,051)
                                                   -------    ----     -----    ------            ------- ------    -------
Consolidated balances, December 31, 2000.........   12,822     241     5,915     2,267            325,580  6,021    352,846
Year ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --      --        --        --   64,514    64,514     --     64,514
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --      --        --        --   (1,871)       -- (1,871)    (1,871)
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --      --        --        --    9,069        --  9,069      9,069
          Current period transactions............       --      --        --        --   27,021        -- 27,021     27,021
          Reclassification to earnings...........       --      --        --        --   (5,943)       -- (5,943)    (5,943)
                                                                                        -------
      Comprehensive income.......................                                        92,790
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --               (769)    --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --                (17)    --        (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --      --        --     3,807                 --     --      3,807
                                                   -------    ----     -----    ------            ------- ------    -------
Consolidated balances, December 31, 2001.........   12,822     241     5,915     6,074            389,308 34,297    448,657
Year ended December 31, 2002:
    Comprehensive income:
      Net income.................................       --      --        --        --   45,167    45,167     --     45,167
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --      --        --        --    8,909        --  8,909      8,909
        Derivative instruments:
          Current period transactions............       --      --        --        --   17,258        -- 17,258     17,258
                                                                                        -------
      Comprehensive income.......................                                        71,334
                                                                                        =======
    Class A preferred stock dividends,
      $1.20 per share............................       --      --        --        --               (769)    --       (769)
    Class B preferred stock dividends,
      $0.11 per share............................       --      --        --        --                (17)    --        (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --      --        --      (164)                --     --       (164)
                                                   -------    ----     -----    ------            ------- ------    -------
Consolidated balances, December 31, 2002.........  $12,822     241     5,915     5,910            433,689 60,464    519,041
                                                   =======    ====     =====    ======            ======= ======    =======


--------------------------------------
(1) Disclosure of reclassification adjustment:
                                                                                                Years Ended December 31,
                                                                                             -----------------------------
                                                                                               2002       2001       2000
                                                                                               ----       ----       ----

     Unrealized gains arising during the year............................................    $8,968     10,298      3,780
     Less reclassification adjustment for gains included in net income...................        59     12,169        109
                                                                                             ------     ------      -----
     Unrealized gains (losses) on investment securities..................................    $8,909     (1,871)     3,671
                                                                                             ======     ======      =====

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)

                                                                                      Years ended December 31,
                                                                                  --------------------------------
                                                                                     2002       2001        2000
                                                                                     ----       ----        ----

Cash flows from operating activities:
     Net income............................................................... $    45,167      64,514       56,107
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Cumulative effect of change in accounting principle, net of tax.....          --       1,376           --
          Depreciation and amortization of bank premises and equipment........      18,902      12,713        9,536
          Amortization, net of accretion......................................      17,769      11,203        8,370
          Originations and purchases of loans held for sale...................  (1,954,346) (1,524,156)    (532,178)
          Proceeds from sales of loans held for sale..........................   1,624,444   1,348,772      413,247
          Provision for loan losses...........................................      55,500      23,510       14,127
          Provision for income taxes..........................................      22,771      30,048       34,482
          Payments of income taxes............................................     (34,287)    (19,297)     (10,525)
          Decrease (increase) in accrued interest receivable..................       2,206      11,513       (7,338)
          Interest accrued on liabilities.....................................     156,740     209,604      200,852
          Payments of interest on liabilities.................................    (162,023)   (218,329)    (190,937)
          Gain on mortgage loans sold and held for sale.......................     (28,415)    (14,983)      (7,806)
          Gain on sale of credit card portfolio, net of expenses..............          --      (1,853)          --
          Net gain on sales of available-for-sale investment securities.......         (90)    (18,722)        (168)
          Gain on sales of branches, net of expenses..........................          --         --        (1,355)
          Net gain on derivative instruments..................................      (2,181)    (18,583)          --
          Other operating activities, net.....................................      (1,138)      4,690       (3,978)
          Minority interest in income of subsidiary...........................       1,431       2,629        2,046
                                                                               -----------  ----------     --------
               Net cash used in operating activities..........................    (237,550)    (95,351)     (15,518)
                                                                               -----------  ----------     --------

Cash flows from investing activities:
     Cash received (paid) for acquired entities, net of
       cash and cash equivalents received (paid)..............................      11,715       6,351      (86,106)
     Proceeds from sales of investment securities.............................      55,130      85,824       46,279
     Maturities of investment securities available for sale...................   1,085,993     762,548      347,642
     Maturities of investment securities held to maturity.....................       6,829       4,292        1,169
     Purchases of investment securities available for sale....................  (1,379,391)   (822,593)    (289,875)
     Purchases of investment securities held to maturity......................      (2,680)       (750)      (3,806)
     Proceeds from terminations of derivative instruments.....................          --      22,203           --
     Net decrease (increase) in loans.........................................     199,051      (6,252)    (339,575)
     Recoveries of loans previously charged-off...............................      15,933       9,469        9,842
     Purchases of bank premises and equipment.................................     (15,565)    (36,452)     (30,856)
     Other investing activities...............................................       9,672        (331)       5,052
                                                                               -----------  ----------     --------
               Net cash (used in) provided by investing activities............     (13,313)     24,309     (340,234)
                                                                               -----------  ----------     --------

Cash flows from financing activities:
     Increase in demand and savings deposits..................................     450,541     299,466      155,058
     (Decrease) increase in time deposits.....................................    (245,637)   (254,748)     129,008
     Repayments of Federal Home Loan Bank advances............................     (16,600)     (5,000)          --
     (Decrease) increase in federal funds purchased...........................     (26,000)     70,000      (27,100)
     Increase in securities sold under agreements to repurchase...............      46,989       8,438       52,015
     Advances drawn on note payable...........................................      43,500      69,500      137,000
     Repayments of note payable...............................................     (64,000)   (125,000)    (118,000)
     Proceeds from issuance of guaranteed preferred subordinated debentures...      24,233      52,767       55,050
     Sale of branch deposits..................................................          --          --          892
     Payment of preferred stock dividends.....................................        (786)       (786)        (786)
                                                                               -----------  ----------     --------
               Net cash provided by financing activities......................     212,240     114,637      383,137
                                                                               -----------  ----------     --------
               Net (decrease) increase in cash and cash equivalents...........     (38,623)     43,595       27,385
Cash and cash equivalents, beginning of year..................................     241,874     198,279      170,894
                                                                               -----------  ----------     --------
Cash and cash equivalents, end of year........................................ $   203,251     241,874      198,279
                                                                               ===========  ==========     ========

Noncash investing and financing activities:
     Reduction of deferred tax asset valuation reserve........................ $        --       4,971        1,267
     Loans transferred to other real estate...................................       7,607       3,493        1,761
     Loans exchanged for and transferred to
       available-for-sale investment securities...............................          --          --       37,634
     Loans held for sale exchanged for and transferred
       to available-for-sale investment securities............................          --          --       19,805
     Loans held for sale transferred to loans.................................       3,002      38,343       72,847
                                                                               ===========  ==========     ========

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

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 and 2000 amounts have been made to conform to the 2002 presentation.

         First Banks operates through its subsidiary bank holding company and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         The  San Francisco Company, headquartered in San  Francisco, California
              (SFC), and its wholly owned subsidiaries:
                 First Bank, headquartered in St. Louis County, Missouri (First
                    Bank); and
                 First Bank & Trust, headquartered in San Francisco, California
                    (FB&T).

         The Subsidiary Banks are wholly owned by their respective parent companies. At December 31, 2001, First Banks owned 93.69% of First Banks America, Inc., San Francisco, California (FBA). On December 31, 2002, First Banks completed its acquisition of all of the outstanding capital stock of FBA that it did not already own for a price of $40.54 per share, or approximately $32.4 million. At December 31, 2002, prior to consummation of this transaction, there were 798,753 shares, or approximately 6.22% of FBA's outstanding stock, held publicly. First Banks owned the other 93.78%. In conjunction with this transaction, FBA became a wholly owned subsidiary of First Banks, and was merged with and into First Banks, and FBA's subsidiaries, SFC and FB&T, became wholly owned subsidiaries of First Banks.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.

         The Subsidiary Banks are required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $26.5 million and $24.2 million at December 31, 2002 and 2001, respectively.

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

         A loan is considered impaired when it is probable that First Banks will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan or lease are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, First Banks measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

         In addition, First Banks monitors the fair value of the underlying collateral on its lease portfolio to identify any impairment as a result of a decline in the residual value of the underlying collateral, which may not be apparent from the payment performance of the lease.

         Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on mortgage loans sold and held for sale in the statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification method. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

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

         Derivative Instruments and Hedging Activities. On January 1, 2001, First Banks implemented Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS No. 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         The implementation of SFAS No. 133, as amended, resulted in an increase in derivative instruments of $12.5 million, an increase in deferred tax liabilities of $5.1 million and an increase in other comprehensive income of $9.1 million. In addition, First Banks recorded a cumulative effect of change in accounting principle of $1.4 million, net of taxes of $741,000, as a reduction of net income.

         First Banks utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate risk exposure. First Banks' accounting policies for derivative instruments and hedging activities under SFAS No. 133, as amended, are as follows:

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

         Prior to the implementation of SFAS No. 133, interest rate swap, floor and cap agreements were accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements were amortized over the life of the agreements using the straight-line method. In the event of early termination of the derivative financial instruments, the net proceeds received or paid were deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying asset or liability was repaid, then the gains or losses on the agreements were recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid were included in derivative instruments in the accompanying consolidated balance sheets.

         In addition, interest rate lock commitments represented off-balance-sheet items and, therefore, were not reflected in the consolidated balance sheets. Gains and losses on forward contracts to sell mortgage-backed securities, which qualified as hedges, were deferred. The net unamortized balance of such deferred gains and losses was applied to the carrying value of the loans held for sale as part of the lower of cost or market valuation.

         Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over three to seven years.

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include goodwill and core deposit intangibles.

         On January 1, 2002, First Banks adopted SFAS No. 142 -- Goodwill and Other Intangible Assets, and SFAS No 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at lease annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 144. The amortization of goodwill ceased upon adoption of SFAS No. 142. SFAS No. 144 supersedes SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same.

         At the date of adoption, First Banks had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, First Banks continues to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with the purchase of branch offices. Core deposit intangibles are amortized over the estimated periods to be benefited, which has been estimated at seven years, and goodwill associated with the purchase of branch offices is amortized over the estimated periods to be benefited, which has been estimated at 15 years. Goodwill associated with the purchase of subsidiaries is no longer amortized, but instead, is tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses, as described below. Prior to January 1, 2002, goodwill was amortized using the straight-line method over the estimated periods to be benefited, which ranged from 10 to 15 years.

         First Banks completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

         First Banks reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset may not be recoverable. First Banks measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, First Banks recognizes an impairment loss. The impairment loss recognized represents the mount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, goodwill that arose in the transaction is included as part of the asset grouping in determining recoverability. If some but not all of the assets acquired in that transaction are being tested, goodwill is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition dates. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is eliminated before reducing the carrying amounts of impaired long-lived assets and identifiable intangibles. As such adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

         Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to ten years. The value of mortgage servicing rights is adversely affected when mortgage interest rates decline and/or mortgage loan prepayments increase. First Banks assesses impairment using stratifications based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. The amount by which the carrying value of the mortgage servicing rights for each stratum exceeds the fair value is recorded in a valuation allowance as a reduction of mortgage servicing rights. Changes in the valuation allowance are reflected in the statements of income in the periods in which the change occurs.

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


                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)      ACQUISITIONS AND DIVESTITURES

         During the three years ended December 31, 2002, First Banks completed the following acquisitions:

                                                                                Total       Purchase
           Entity                                    Date                      Assets         Price       Goodwill
           ------                                    ----                      ------         -----       --------
                                                                                 (dollars expressed in thousands)

   2002
   ----

     Union Planters Bank N.A.
     Denton and Garland, Texas
     branch offices                              June 22, 2002              $  63,700        65,100             --

     Plains Financial Corporation
     Des Plaines, Illinois                     January 15, 2002               256,300        36,500          12,600
                                                                            ---------       -------        --------
                                                                            $ 320,000       101,600          12,600
                                                                            =========       =======        ========

   2001
   ----

     Union Financial Group, Ltd.
     Swansea, Illinois                         December 31, 2001            $ 360,000        26,700          11,500

     BYL Bancorp
     Orange, California                        October 31, 2001               281,500        49,000          19,000

     Charter Pacific Bank
     Agoura Hills, California                  October 16, 2001               101,500        18,900           6,300
                                                                            ---------       -------        --------
                                                                            $ 743,000        94,600          36,800
                                                                            =========       =======        ========
   2000
   ----

     The San Francisco Company
     San Francisco, California                 December 31, 2000            $ 183,800        62,200          16,300

     Millennium Bank
     San Francisco, California                 December 29, 2000              117,000        20,700           8,700

     Commercial Bank of San Francisco
     San Francisco, California                 October 31, 2000               155,600        26,400           9,300

     Bank of Ventura
     Ventura, California                        August 31, 2000                63,800        14,200           7,200

     First Capital Group, Inc.
     Albuquerque, New Mexico                   February 29, 2000               64,600        66,100           1,500

     Lippo Bank
     San Francisco, California                 February 29, 2000               85,300        17,200           4,800
                                                                            ---------       -------        --------
                                                                            $ 670,100       206,800          47,800
                                                                            =========       =======        ========

         Goodwill associated with the acquisitions included in the table above is not expected to be deductible for tax purposes. For 2002, 2001 and 2000 acquisitions, goodwill in the amounts of $12.6 million, $11.5 million and $1.5 million, respectively, was assigned to First Bank. In 2001 and 2000, goodwill in the amounts of $25.3 million and $46.3 million, respectively, was assigned to FB&T.

         The aforementioned transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowings under First Banks' revolving credit agreement and proceeds from the issuance of trust preferred securities. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.

         In addition, as previously discussed, on December 31, 2002, First Banks completed its acquisition of all of the outstanding capital stock of FBA that it did not already own. This transaction was accounted for using the purchase method of accounting, and goodwill in the amount of $12.4 million was recorded and assigned to FB&T. The goodwill is not expected to be deductible for tax purposes.

(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity,  gross  unrealized  gains  and  losses  and fair  value of  investment securities available for sale at December 31, 2002 and 2001 were as follows:


                                                        Maturity
                                        ----------------------------------------   Total         Gross
                                                                        After      Amor-       Unrealized              Weighted
                                         1 Year       1-5     5-10        10       tized    ---------------     Fair    Average
                                         or Less     Years    Years     Years      Cost     Gains    Losses    Value     Yield
                                         -------     -----    -----     -----      ----     -----    ------    -----     -----
                                                                     (dollars expressed in thousands)

 December 31, 2002:
    Carrying value:
       U.S. Treasury.................. $149,963         --         --         --   149,963      --      (65)   149,898   1.12%
       U.S. Government agencies
          and corporations:
             Mortgage-backed..........      797     10,841     37,617    494,832   544,087   8,632     (145)   552,574   4.55
             Other....................  223,106     81,774      2,340         --   307,220   3,509      (37)   310,692   2.45
       State and political
           subdivisions...............    1,605      7,946     17,487      5,655    32,693     592      (38)    33,247   3.78
       Corporate debt securities......    5,012     20,847         --         --    25,859     514       (8)    26,365   5.76
       Equity investments in other
          financial institutions
          (no stated maturity) .......   15,434         --         --      5,000    20,434   7,880     (307)    28,007   3.89
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   20,111         --         --         --    20,111      --       --     20,111   4.45
                                       --------    -------     ------    ------- ---------  ------    -----  ---------
              Total................... $416,028    121,408     57,444    505,487 1,100,367  21,127     (600) 1,120,894   3.49
                                       ========    =======     ======    ======= =========  ======    =====  =========  =====

    Fair value:
       Debt securities................ $381,224    125,038     58,291    508,223
       Equity securities..............   42,952         --         --      5,166
                                       --------    -------     ------    -------
              Total................... $424,176    125,038     58,291    513,389
                                       ========    =======     ======    =======

    Weighted average yield............     1.77%      4.58%      4.17%      4.57%
                                       ========    =======     ======    =======

 December 31, 2001:
    Carrying value:
       U.S. Treasury.................. $136,326         --         --         --   136,326       3      (39)   136,290   1.76%
       U.S. Government agencies
          and corporations:
             Mortgage-backed..........       88     21,650     18,224    262,846   302,808   2,422       --    305,230   6.00
             Other....................   22,284     99,353      6,612        974   129,223   2,235      (16)   131,442   4.58
       State and political
          subdivisions................      317      1,191         46         --     1,554      --       --      1,554   3.92
       Corporate debt securities......       --      1,985         --         --     1,985     107       --      2,092   6.76
       Equity investments in other
          financial institutions
          (no stated maturity)........   15,916         --         --         --    15,916   2,171     (272)    17,815   8.55
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........   16,043         --         --         --    16,043      --       --     16,043   6.49
                                       --------    -------     ------    ------- ---------  ------    -----  ---------
              Total................... $190,974    124,179     24,882    263,820   603,855   6,938     (327)   610,466   4.75
                                       ========    =======     ======    ======= =========  ======    =====  =========  =====

    Fair value:
       Debt securities................ $159,303    126,673     25,378    265,254
       Equity securities..............   33,858         --         --         --
                                       --------    -------     ------    -------
              Total................... $193,161    126,673     25,378    265,254
                                       ========    =======     ======    =======

    Weighted average yield............     3.25%      4.67%      5.76%      5.92%
                                       ========    =======     ======    =======

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2002 and 2001 were as follows:

                                                        Maturity
                                        ----------------------------------------    Total       Gross
                                                                          After     Amor-     Unrealized            Weighted
                                        1 Year        1-5       5-10       10       tized   --------------   Fair    Average
                                        or Less      Years      Years     Years     Cost    Gains   Losses   Value    Yield
                                        -------      -----      -----     -----     ----    -----   ------   -----    -----
                                                                     (dollars expressed in thousands)

 December 31, 2002:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --      2,203    2,203       66      --    2,269   6.69%
       State and political
         subdivisions.................    2,472      6,313      5,438        --    14,223      487      (1)  14,709   4.88
                                       --------    -------     ------    -------   ------    -----   -----  -------
           Total...................... $  2,472      6,313      5,438      2,203   16,426      553      (1)  16,978   5.12
                                       ========    =======     ======    =======   ======    =====   =====  =======  =====

    Fair value:
       Debt securities................ $  2,517      6,581      5,611      2,269
                                       ========    =======     ======    =======

    Weighted average yield............     4.76%      4.93%      4.88%      6.69%
                                       ========    =======     ======    =======

 December 31, 2001:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --      4,051    4,051       67     (10)   4,108   6.83%
       State and political
         subdivisions.................    1,943      8,802      5,806        --    16,551      300    (147)  16,704   4.93
                                       --------    -------     ------    -------   ------    -----   -----  -------
           Total...................... $  1,943      8,802      5,806      4,051   20,602      367    (157)  20,812   5.25
                                       ========    =======     ======    =======   ======    =====   =====  =======  =====

    Fair value:
       Debt securities................ $  1,930      9,071      5,703      4,108
                                       ========    =======     ======    =======

    Weighted average yield............     4.58%      4.98%      4.98%      6.83%
                                       ========    =======     ======    =======


         Proceeds from sales of available-for-sale investment securities were $55.1 million, $85.8 million and $46.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Gross gains of $91,000, $19.1 million and $565,000 were realized on these sales during the years ended December 31, 2002, 2001 and 2000, respectively. Gross losses of $1,600, $384,000 and $396,000 were realized on these sales during the years ended December 31, 2002, 2001 and 2000, respectively.

         Proceeds from calls of investment securities were $64.0 million, $121.8 million and $111,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Gross gains of $6,800 and $300 were realized on these called securities during the years ended December 31, 2001 and 2000, respectively. There were no gross gains on called securities in 2002. Gross losses of $1,400 and $1,800 were realized on these called securities during the years ended December 31, 2001 and 2000, respectively. There were no gross losses on called securities in 2002.

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

         Investment securities with a carrying value of approximately $313.0 million and $300.0 million at December 31, 2002 and 2001, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance  for loan losses for the years ended  December
31 were as follows:

                                                                                    2002        2001        2000
                                                                                    ----        ----        ----
                                                                                  (dollars expressed in thousands)

               Balance, beginning of year.....................................   $ 97,164      81,592       68,611
               Acquired allowances for loan losses............................      1,366      14,046        6,062
                                                                                 --------    --------     --------
                                                                                   98,530      95,638       74,673
                                                                                 --------    --------     --------
               Loans charged-off..............................................    (70,524)    (31,453)     (17,050)
               Recoveries of loans previously charged-off.....................     15,933       9,469        9,842
                                                                                 --------    --------     --------
                  Net loans charged-off.......................................    (54,591)    (21,984)      (7,208)
                                                                                 --------    --------     --------
               Provision charged to operations................................     55,500      23,510       14,127
                                                                                 --------    --------     --------
               Balance, end of year...........................................   $ 99,439      97,164       81,592
                                                                                 ========    ========     ========

         At December 31, 2002 and 2001, First Banks had $75.2 million and $67.3 million of impaired loans, including $73.2 million and $65.3 million, respectively, of loans on nonaccrual status. At December 31, 2002 and 2001, impaired loans also include $2.0 million of restructured loans. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $7.1 million, $8.2 million and $5.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Of these amounts, $2.2 million, $2.9 million and $1.9 million was actually recorded as interest income on such loans in 2002, 2001 and 2000, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $14.8 million and $16.5 million at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans was $78.1 million, $62.4 million and $45.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $4.6 million, $5.8 million and $2.2 million in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, First Banks had $4.6 million and $15.2 million, respectively, of loans past due 90 days or more and still accruing interest.

         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2002 and 2001, approximately 92% of the total loan portfolio and 78% and 80% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 70% and 67% of the loan portfolio at December 31, 2002 and 2001, respectively, of which 28% was made to consumers in the form of residential real estate mortgages and home equity lines of credit.

         First Banks is, in general, a secured lender. At December 31, 2002 and 2001, 98% and 96%, respectively, of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks are summarized as follows:

                                                                            December 31,
                                                          ------------------------------------------------
                                                                 2002                        2001
                                                          ----------------------    ----------------------
                                                          Notional      Credit      Notional      Credit
                                                           Amount      Exposure      Amount      Exposure
                                                           ------      --------      ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................. $1,050,000      2,179        900,000       1,764
         Fair value hedges.............................    301,200     11,449        200,000       6,962
         Interest rate cap agreements..................    450,000         94        450,000       2,063
         Interest rate lock commitments................     89,000         --         88,000          --
         Forward commitments to sell
           mortgage-backed securities..................    235,000         --        209,000          --
                                                        ==========     ======       ========      ======


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

         During 2002 and 2001, First Banks realized net interest income on derivative financial instruments of $53.0 million and $23.4 million, respectively, in comparison to net interest expense of $4.7 million in 2000. In addition, First Banks recorded a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $2.2 million and $18.6 million for the years ended December 31, 2002 and 2001, respectively.

         Cash Flow Hedges

         First Banks entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:


         >> During 1998, First Banks entered into $280.0 million notional amount of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for First Banks to pay quarterly and receive payment semiannually. In June 2001 and November 2001, First Banks terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. In conjunction with these terminations, First Banks recorded gains of $2.8 million and $1.7 million, respectively.

         >> During September 1999, First Banks entered into $175.0 million notional amount of interest rate swap agreements that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In April 2001, First Banks terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, First Banks recorded a gain of $985,000.

         >> During September 2000, March 2001, April 2001 and March 2002, First Banks entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements. The underlying hedged assets are certain loans within the commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. First Banks recorded a gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable under the swap agreements was $3.1 million and $2.9 million at December 31, 2002 and 2001, respectively, and the amount payable was $888,000 and $1.1 million at December 31, 2002 and 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2002 and 2001 were as follows:

                                                        Notional       Interest Rate     Interest Rate      Fair
                  Maturity Date                          Amount            Paid            Received         Value
                  -------------                       -----------      -------------     -------------      -----
                                                                       (dollars expressed in thousands)

         December 31, 2002:
             March 14, 2004........................   $  150,000            1.45%             3.93%        $  4,130
             September 20, 2004....................      600,000            1.55              6.78           48,891
             March 21, 2005........................      200,000            1.43              5.24           13,843
             April 2, 2006.........................      100,000            1.43              5.45            9,040
                                                      ----------                                           --------
                                                      $1,050,000            1.50              5.95         $ 75,904
                                                      ==========           =====             =====         ========


         December 31, 2001:
             September 20, 2004....................   $  600,000            2.05%             6.78%        $ 40,980
             March 21, 2005........................      200,000            1.93              5.24            4,951
             April 2, 2006.........................      100,000            1.93              5.45            2,305
                                                      ----------                                           --------
                                                      $  900,000            2.01              6.29         $ 48,236
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

         >> During January 2001, First Banks entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable under the swap agreements was $5.2 million at December 31, 2002 and 2001, and the amount payable under the swap agreements was $821,000 and $1.2 million at December 31, 2002 and 2001, respectively.

         >> During May 2002 and June 2002, First Banks entered into $55.2 million and $86.3 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30% and 2.75%, respectively. In addition, during June 2002, First Banks entered into $46.0 million notional amount of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are First Banks' guaranteed preferred beneficial interests in its subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. The $86.3 million notional amount interest rate swap agreement was called by its counterparty on November 8, 2002 resulting in final settlement of this interest rate swap agreement on December 18, 2002. There was no gain or loss recorded as a result of this transaction. There were no amounts receivable or payable under the remaining swap agreements at December 31, 2002.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as fair value hedges as of December 31, 2002 and 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                  Maturity Date                            Amount          Paid            Received         Value
                  -------------                            ------          ----            --------         -----
                                                                       (dollars expressed in thousands)

         December 31, 2002:
             January 9, 2004..........................    $ 50,000          1.76%             5.37%       $  1,972
             January 9, 2006..........................     150,000          1.76              5.51          13,476
             June 30, 2028............................      46,000          3.77              8.50             495
             December 31, 2031........................      55,200          4.10              9.00           4,688
                                                          --------                                        --------
                                                          $301,200          2.49              6.58         $20,631
                                                          ========         =====             =====        ========

         December 31, 2001:
             January 9, 2004..........................    $ 50,000          2.48%             5.37%       $  1,761
             January 9, 2006..........................     150,000          2.48              5.51           3,876
                                                          --------                                        --------
                                                          $200,000          2.48              5.47        $  5,637
                                                          ========         =====             =====        ========

         Interest Rate Floor Agreements
         During January 2001 and March 2001, First Banks entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, First Banks terminated these interest rate floor agreements in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. In conjunction with the termination, First Banks recorded an adjustment of $4.0 million representing a decline in the fair value from the previous month-end measurement date. These agreements provided net interest income of $2.1 million for the year ended December 31, 2001.

         Interest Rate Cap Agreements
         In conjunction with the interest rate swap agreements designated as cash flow hedges that mature on September 2004, First Banks also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2002 and 2001, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $94,000 and $2.1 million, respectively.

         Pledged Collateral
         At December 31, 2002 and 2001, First Banks had pledged investment securities available for sale with a carrying value of $5.8 and $1.1 million, respectively, in connection with the interest rate swap agreements. In addition, at December 31, 2002 and 2001, First Banks had accepted, as collateral in connection with the interest rate swap agreements, cash of $99.1 million and $4.9 million, respectively. At December 31, 2001, First Banks had also accepted investment securities with a fair value of $53.9 million as collateral in connection with the interest rate swap agreements. First Banks is permitted by contract to sell or repledge the collateral accepted from counterparties; however, at December 31, 2002 and 2001, First Banks had not done so.

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

(6)      MORTGAGE BANKING ACTIVITIES

         At December 31, 2002 and 2001, First Banks serviced loans for others amounting to $1.29 billion and $1.07 billion respectively. Borrowers' escrow balances held by First Banks on such loans were $517,000 and $485,000 at December 31, 2002 and 2001, respectively.

         Changes in mortgage servicing rights, net of amortization, for the years ended December 31 were as follows:

                                                                                           2002         2001
                                                                                           ----         ----
                                                                                   (dollars expressed in thousands)

              Balance, beginning of year...........................................    $  10,125       7,048
              Originated mortgage servicing rights.................................        8,566       6,802
              Amortization.........................................................       (3,809)     (3,725)
                                                                                       ---------    --------
              Balance, end of year.................................................    $  14,882      10,125
                                                                                       =========    ========

         The fair value of mortgage servicing rights was $17.2 million and $15.8 million at December 31, 2002 and 2001, respectively. The predominant risk characteristics of the underlying mortgage loans used to stratify mortgage servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds.

         First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2002, 2001 and 2000, respectively. First Banks capitalizes its mortgage servicing rights by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a disaggregated, discounted basis, over the expected lives of the related loans, which averages approximately seven years. When loans are prepaid or refinanced, the related unamortized balance of the mortgage servicing rights is charged to amortization expense. The determination of the fair value of the mortgage servicing rights is performed internally each quarter, with an independent valuation completed annually. Based on these analyses, a comparison of the fair value of the mortgage servicing rights with the carrying value of the mortgage servicing rights is made quarterly, with impairment, if any, recognized at that time. The internal and external impairment analyses are prepared using stratifications of the mortgage servicing rights based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighed average original term, weighted average term and estimated prepayment speeds. As part of these analyses, the fair value of the mortgage servicing rights for each stratum is compared to the carrying value of the mortgage servicing rights for each stratum. To the extent the carrying value of the mortgaging servicing rights exceeds the fair value of the mortgage servicing rights for a stratum, First Banks recognizes impairment equal to the amount by which the carrying value of the mortgage servicing rights for a stratum exceeds their fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of mortgage servicing rights. Changes in the valuation allowance are reflected in the statements of income in the periods in which the change occurs. First Banks does not, however, recognize fair value of the mortgage servicing rights in excess of the carrying value of mortgage servicing rights for any stratum.

         At December 31, 2002 and 2001, the excess of the fair value of mortgage servicing rights over the carrying value was $2.3 million and $5.7 million, respectively. The decline in the fair value represents the declining mortgage interest rate environment in 2001 that resulted in a significant increase in the number of mortgages being prepaid or refinanced. In addition, the increased prepayment experience that occurred as a result of the reduced mortgage interest rate environment during 2002 and 2001 resulted in a decline in the fair value of the remaining mortgage servicing rights. However, the decline in the fair value of the mortgage servicing rights did not result in the fair value being reduced below the carrying value.

         Amortization of mortgage servicing rights, as it relates to the balance at December 31, 2002 of $14.9 million, has been estimated through 2006 in the following table:

                                                             (dollars expressed
                                                                in thousands)

            Year ending December 31:
                2003...........................................  $   3,946
                2004...........................................      3,746
                2005...........................................      3,677
                2006...........................................      3,513
                                                                 ---------
                   Total.......................................  $  14,882
                                                                 =========

(7)      BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December 31:

                                                                                          2002         2001
                                                                                          ----         ----
                                                                                  (dollars expressed in thousands)

              Land................................................................    $  23,175        22,063
              Buildings and improvements...........................................     100,787        87,372
              Furniture, fixtures and equipment....................................     114,910        95,626
              Leasehold improvements...............................................      28,006        28,400
              Construction in progress.............................................       4,134        13,865
                                                                                      ---------     ---------
                  Total............................................................     271,012       247,326
              Less accumulated depreciation and amortization.......................     118,594        97,722
                                                                                      ---------     ---------
                  Bank premises and equipment, net.................................   $ 152,418       149,604
                                                                                      =========     =========

         Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $18.9 million, $12.7 million and $9.5 million, respectively.

         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $13.9 million, $12.9 million and $10.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)
              Year ending December 31:
                  2003..................................................................     $  8,913
                  2004...................................................................       7,223
                  2005...................................................................       6,148
                  2006...................................................................       5,055
                  2007...................................................................       3,700
                  Thereafter.............................................................      21,708
                                                                                             --------
                      Total future minimum lease payments................................    $ 52,747
                                                                                             ========

         First Banks leases to unrelated parties a portion of its banking facilities. Total rental income was $5.8 million, $4.8 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(8) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at December 31, 2002 and 2001:

                                                            2002                           2001
                                                ----------------------------  ----------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  13,871         (1,869)         9,580               --
         Goodwill associated with
           purchases of branch offices.........      2,210           (718)         2,210             (576)
                                                 ---------        -------        -------          -------
              Total............................  $  16,081         (2,587)        11,790             (576)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 138,620                       114,226
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $2.0 million, $8.3 million and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                            (dollars expressed
                                                               in thousands)

                    Year ending December 31:
                         2003...............................   $  2,129
                         2004...............................      2,129
                         2005...............................      2,129
                         2006...............................      2,129
                         2007...............................      2,129
                                                               --------
                           Total............................   $ 10,645
                                                               ========

         Changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

                                                             Year Ended December 31, 2002
                                                       ---------------------------------------
                                                       First Bank        FB&T            Total
                                                       ----------        ----            -----
                                                          (dollars expressed in thousands)

     Balance, beginning of year......................   $ 19,165        96,695         115,860
     Goodwill acquired during year...................     12,577        12,386          24,963
     Acquisition-related adjustments.................       (569)           --            (569)
     Amortization - purchases of branch offices......         --          (142)           (142)
                                                        --------       -------        --------
     Balance, end of year............................   $ 31,173       108,939         140,112
                                                        ========       =======        ========

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:


                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                         2002             2001             2000
                                                                         ----             ----             ----
                                                                             (dollars expressed in thousands)
       Net income:
         Reported net income......................................     $  45,167          64,514          56,107
         Add back - goodwill amortization.........................            --           8,078           4,957
                                                                       ---------        --------        --------
           Adjusted net income....................................     $  45,167          72,592          61,064
                                                                       =========        ========        ========

       Basic earnings per share:
         Reported net income......................................     $1,875.69        2,693.38        2,338.04
         Add back - goodwill amortization.........................            --          341.14          209.51
                                                                       ---------        --------        --------
           Adjusted net income....................................     $1,875.69        3,034.52        2,547.55
                                                                       =========        ========        ========

       Diluted earnings per share:
         Reported net income......................................     $1,853.64        2,626.77        2,267.41
         Add back - goodwill amortization.........................            --          328.99          200.39
                                                                       ---------        --------        --------
           Adjusted net income....................................     $1,853.64        2,955.76        2,467.80
                                                                       =========        ========        ========


(9)      MATURITIES OF TIME DEPOSITS

         A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2002 is as follows:

                                                                   Time deposits of       Other time
                                                                   $100,000 or more        deposits         Total
                                                                   ----------------        --------         -----
                                                                          (dollars expressed in thousands)

         Year ending December 31:

               2003...............................................     $ 335,983          1,136,418       1,472,401
               2004...............................................        54,117            271,764         325,881
               2005...............................................        43,018            187,989         231,007
               2006...............................................         9,792             40,083          49,875
               2007...............................................        26,994             83,544         110,538
               Thereafter.........................................            --                399             399
                                                                       ---------          ---------       ---------
                  Total...........................................     $ 469,904          1,720,197       2,190,101
                                                                       =========          =========       =========

(10)     SHORT-TERM BORROWINGS

         Short-term borrowings were comprised of the following at December 31:

                                                                                           2002        2001
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Securities sold under agreements to repurchase.......................    $ 196,644     142,534
              Federal funds purchased..............................................       55,000      70,000
              FHLB borrowings......................................................       14,000      30,600
                                                                                       ---------    --------
                  Total short-term borrowings......................................    $ 265,644     243,134
                                                                                       =========    ========

         The average balance of short-term borrowings was $194.1 million and $158.0 million, respectively, and the maximum month-end balance of short-term borrowings was $265.6 million and $243.1 million, respectively, for the years ended December 31, 2002 and 2001. The average rates paid on short-term borrowings during the years ended December 31, 2002, 2001 and 2000 were 1.78%, 3.70% and 5.54%, respectively. The assets underlying the securities sold under agreements to repurchase and FHLB borrowings are under First Banks' physical control.

(11)     NOTE PAYABLE

         First Banks has a revolving credit line with a group of unaffiliated financial institutions (Credit Agreement) that initially provided a $90 million revolving credit line and a $20 million letter of credit. The Credit Agreement, dated August 22, 2002, replaced a similar revolving credit agreement dated August 23, 2001. On December 31, 2002, the Credit Agreement was amended, at the request of First Banks, to provide a $45 million revolving credit line and a $20 million letter of credit. Additionally, the Credit Agreement was amended to reduce from 0.70% to 0.60% the minimum return on average assets ratio that First Banks is required to meet for the year ended December 31, 2002 and to add a covenant providing that for the quarter ending December 31, 2002 and each following quarter, First Banks is required to maintain a minimum return on average assets ratio, computed with respect to the current quarter annualized, of at least 0.80%. The Credit Agreement defines return on average assets as the percentage determined by dividing First Banks' net income for the immediately preceding four calendar quarters by total average assets as reflected on First Banks' balance sheet at the end of the most recently completed calendar quarter. Interest is payable, on outstanding principal loan balances at a floating rate equal to, either the lender's prime rate or, at First Banks' option, the Eurodollar rate plus a margin determined by the outstanding loan balances and First Banks' net income, for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is to be paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London InterBank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. The interest rate for borrowings under the Credit Agreement was 2.44% at December 31, 2002, and was based on the applicable Eurodollar Rate plus a margin of 1.00%. Amounts may be borrowed under the Credit Agreement until August 21, 2003, at which time the principal and interest is due and payable.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and each of the Subsidiary Banks, certain maximum nonperforming assets ratios for First Banks and each of the Subsidiary Banks and a minimum return on assets ratio for First Banks and the Subsidiary Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 2002 and 2001, First Banks and the Subsidiary Banks were in compliance with all restrictions and requirements of the respective credit agreements.

         Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its Subsidiary Banks. Under the Credit Agreement, there were outstanding borrowings of $7.0 million at December 31, 2002. At December 31, 2001, there were outstanding borrowings of $27.5 million under the previous credit agreement.

         The average balance and maximum month-end balance of borrowings outstanding under the Credit Agreement during the years ended December 31 were as follows:

                                                       2002          2001
                                                       ----          ----
                                                (dollars expressed in thousands)

        Average balance...........................  $ 17,947       41,590
        Maximum month-end balance.................    64,000       66,500
                                                    ========      =======

         The average rates paid on the outstanding  borrowings  during the years
ended  December  31,  2002,   2001  and  2000  were  5.75%,   6.32%  and  7.66%,
respectively.

(12)     GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust subsidiary of First Banks, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date may be shortened to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions are met. The subordinated debentures are the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $83.1 million. Distributions on First Preferred I's preferred securities, which are payable quarterly in arrears, were $8.0 million for the years ended December 31, 2002, 2001 and 2000.

         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of First Banks, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from First Banks, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The subordinated debentures are the sole asset of FACT. In connection with the issuance of the FACT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FACT under the FACT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT preferred securities, which are payable quarterly in arrears, were $3.9 million for years ended December 31, 2002, 2001 and 2000.

         In October 2000, First Preferred Capital Trust II (First Preferred II), a newly formed Delaware business trust subsidiary of First Banks, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date may be shortened to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $55.1 million. Distributions on First Preferred II's preferred securities, which are payable quarterly in arrears, were $5.9 million, $5.9 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         In November,  2001, First Preferred  Capital Trust III (First Preferred
III), a newly formed Delaware  business trust subsidiary of First Banks,  issued
2.2 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 68,290 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred III's common securities. The gross proceeds of the offering were used by First Preferred III to purchase $56.9 million of 9.00% subordinated debentures from First Banks, maturing on September 30, 2031. The maturity date may be shortened to a date not earlier than September 30, 2006, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred III. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred III under the First Preferred III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred III, net of underwriting fees and offering expenses, were $52.9 million. Distributions on First Preferred III's preferred securities, which are payable quarterly in arrears, were $5.0 million and $634,000 for the years ended December 31, 2002 and 2001, respectively.

         On April 10, 2002, First Bank Capital Trust (FBCT), a newly formed Delaware business trust subsidiary of First Banks, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate junior subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $24.2 million. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus 387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22, beginning on October 22, 2002. Distributions on FBCT's preferred securities were $1.1 million for the year ended December 31, 2002.

         The distributions payable on all issues of First Banks' trust preferred securities are included in interest expense in the consolidated statements of income.

         First Banks has followed the practice of amortizing its deferred issuance costs associated with its guaranteed preferred beneficial interests in its subordinated debentures over the 30-year period through the respective maturity date of each issue. In 2002, First Banks reviewed this practice relative to the significant decline in prevailing interest rates experienced in 2001 and continuing in 2002 and determined that it was probable that some or all of the existing issues would be called by First Banks prior to their stated maturity date. Therefore, First Banks decided to change the period over which its deferred issuance costs are amortized to the five-year period ending on the respective dates the issues become callable.

         A summary of the effect of this change in accounting estimate on the results of operations for the year ended December 31, 2002 with what the results would have been without the change is as follows:

                                                                                  Year Ended December 31, 2002
                                                                                --------------------------------
                                                                                (dollars expressed in thousands,
                                                                                     except per share data)

         Net income, as reported......................................................   $     45,167
         Change in accounting estimate - amortization period..........................          4,363
         Change in accounting estimate - tax effect...................................         (1,527)
                                                                                         ------------
         Net income, as adjusted......................................................   $     48,003
                                                                                         ============

         Earnings per common share:
             Basic....................................................................   $   1,875.69
             Change in accounting estimate............................................         119.86
                                                                                         ------------
             Basic, as adjusted.......................................................   $   1,995.55
                                                                                         ============

             Diluted..................................................................   $   1,853.64
             Change in accounting estimate............................................         116.44
                                                                                         ------------
             Diluted, as adjusted.....................................................   $   1,970.08
                                                                                         ============


(13)     INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                                   2002        2001      2000
                                                                                   ----        ----      ----
                                                                                (dollars expressed in thousands)
              Current income tax expense:
                  Federal....................................................     $15,210     22,252    28,215
                  State......................................................       3,510      1,583     2,731
                                                                                  -------     ------    ------
                                                                                   18,720     23,835    30,946
                                                                                  -------     ------    ------
              Deferred income tax expense:
                  Federal....................................................       4,020     13,691     4,001
                  State......................................................          31        626       (60)
                                                                                  -------     ------    ------
                                                                                    4,051     14,317     3,941
                                                                                  -------     ------    ------
              Reduction in deferred valuation allowance......................          --     (8,104)     (405)
                                                                                  -------     ------    ------
                      Total..................................................     $22,771     30,048    34,482
                                                                                  =======     ======    ======

         The  effective  rates of  federal  income  taxes  for the  years  ended
December 31 differ from statutory rates of taxation as follows:
                                                                             Years Ended December 31,
                                                            -----------------------------------------------------------
                                                                   2002                2001                2000
                                                            -----------------    ----------------   -------------------
                                                            Amount    Percent    Amount   Percent    Amount     Percent
                                                            ------    -------    ------   -------    ------     -------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes,
            minority interest in income
           of subsidiary and cumulative effect of
           change inaccounting principle................    $69,369              $98,567            $ 92,635
                                                            =======              =======            ========
         Provision for income taxes calculated
           at federal statutory income tax rates........    $24,279     35.0%    $34,498    35.0%   $ 32,422     35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................       (972)    (1.4)       (539)   (0.5)       (587)    (0.6)
           State income taxes...........................      2,302      3.3       1,436     1.5       1,736      1.8
           Amortization of intangibles associated
               with the purchase of subsidiaries........         --       --       2,827     2.9       1,567      1.7
           Reduction in deferred valuation allowance....         --       --      (8,104)   (8.2)       (405)    (0.4)
           Bank owned life insurance, net of premium....     (1,957)    (2.8)     (1,431)   (1.5)     (1,410)    (1.5)
           Other, net...................................       (881)    (1.3)      1,361     1.3       1,159      1.2
                                                            -------    -----     -------  ------    --------   ------
                 Provision for income taxes.............    $22,771     32.8%    $30,048    30.5%   $ 34,482     37.2%
                                                            =======    =====     =======  ======    ========   ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                           December 31,
                                                                                    ---------------------------
                                                                                        2002         2001
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Net operating loss carryforwards................................    $ 38,666      44,100
                  Allowance for loan losses.......................................      37,730      36,000
                  Alternative minimum tax credits.................................       2,773       2,841
                  Disallowed losses on investment securities......................          --       1,287
                  Quasi-reorganization adjustment of bank premises................       1,126       1,176
                  Interest on non-accrual loans...................................       3,354       2,084
                  Mortgage servicing rights.......................................       5,549       4,161
                  Deferred compensation...........................................       2,112       2,418
                  Other real estate...............................................         118         184
                  Other...........................................................         729         295
                                                                                      --------    --------
                      Deferred tax assets.........................................      92,157      94,546
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       7,457       6,936
                  Net fair value adjustment for investment securities
                    available for sale............................................       7,184       2,314
                  Net fair value adjustment for derivative instruments............      26,566      16,883
                  Unrealized gains on investment securities.......................       2,276          --
                  Operating leases................................................       6,808       6,424
                  Core deposit intangibles........................................       3,460       2,777
                  Discount on loans...............................................       1,654       2,900
                  Equity investments in other financial institutions..............       3,656       3,656
                  FHLB stock dividends............................................         407         462
                  State taxes.....................................................         797         766
                  Other...........................................................         939         738
                                                                                      --------    --------
                      Deferred tax liabilities....................................      61,204      43,856
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 30,953      50,690
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $30.9 million.

         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                                       2002       2001       2000
                                                                                       ----       ----       ----
                                                                                    (dollars expressed in thousands)

              Balance, beginning of year.........................................    $     --     13,075     14,746
              Current year deferred provision, change in
                  deferred tax valuation allowance...............................          --     (8,104)      (405)
              Reduction attributable to utilization of deferred tax assets:
                 Adjustment to additional paid-in capital........................          --     (4,971)        --
                 Adjustment to intangibles associated with the
                    purchase of subsidiaries.....................................          --         --     (1,266)
                                                                                     --------    -------    -------
              Balance, end of year...............................................    $     --         --     13,075
                                                                                     ========    =======    =======

         The valuation allowances were established by First Banks in connection with three separate acquisitions that occurred in 1994 and 1995. First Banks acquired BancTEXAS Group, Inc. in 1994 and CCB Bancorp, Inc. and First Commercial Bancorp, Inc. in 1995.

         The ability to utilize the deferred tax assets recorded in connection with these acquisitions was subject to a number of limitations. Among these limitations was the restriction that net operating losses and other attributes can only be used against income generated by the acquired subsidiaries and, also, limitations were placed on the amount of net operating losses utilized during a specified period. The requirement that BancTEXAS Group, Inc. file separate Federal income tax returns placed further limitations on the ability to utilize the deferred tax assets. The prior operating history of the three acquired entities did not provide First Banks with adequate assurances to conclude at the time of the acquisition that it was more likely than not that the deferred tax assets would be realized.

         During the years 1995 through 2000 to the extent that certain of the deferred tax assets were realized, the valuation allowances were reduced accordingly.

         During 2001, based on management's analysis, it was determined that the remaining valuation allowances were no longer needed. The reversal of the valuation allowances that were established in connection with the acquisition of BancTEXAS Group, Inc. and First Commercial Bancorp, Inc. were credited to additional paid-in capital as a result of the entities' implementation of quasi-reorganizations in 1994 and 1996. The reversal of the valuation allowance established as a result of the acquisition of CCB Bancorp, Inc. was credited to the provision for income taxes as there was no positive goodwill or other intangibles associated with the purchase of CCB Bancorp, Inc.

         The valuation allowance for deferred tax assets at December 31, 1999 included $1.3 million that was recognized in 2000 and credited to intangibles associated with the purchase of subsidiaries. In addition, the valuation allowance for deferred tax assets at December 31, 2000 included $5.0 million, which was credited to additional paid-in capital in 2001 under the terms of the quasi-reorganizations implemented for BancTEXAS Group, Inc. and First Commercial Bancorp, Inc. as of December 31, 1994 and 1996, respectively.

         At December 31, 2002 and 2001, the accumulation of prior years' earnings representing tax bad debt deductions were approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank and FB&T would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2002 and 2001, for federal income taxes purposes, First Banks had net operating loss carryforwards of approximately $110.5 million and $126.0 million, respectively. The net operating loss carryforwards for First Banks expire as follows:

                                                             (dollars expressed
                                                                in thousands)

              Year ending December 31:
                  2003.........................................   $   1,362
                  2004.........................................         856
                  2005.........................................      13,303
                  2006.........................................       3,412
                  2007.........................................      10,289
                  2008 - 2020..................................      81,253
                                                                  ---------
                      Total....................................   $ 110,475
                                                                  =========

 (14)    EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated:

                                                                               Income        Shares       Per Share
                                                                            (numerator)   denominator)      Amount
                                                                            -----------   ------------      ------
                                                                          (dollars in thousands, except per share data)
     Year ended December 31, 2002:
         Basic EPS - income available to common stockholders.............    $  44,381       23,661      $1,875.69
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          696         (22.05)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  45,150       24,357      $1,853.64
                                                                             =========      =======      =========

     Year ended December 31, 2001:
         Basic EPS - income before cumulative effect.....................    $  65,104       23,661      $2,751.54
         Cumulative effect of change in accounting principle, net of tax.       (1,376)          --         (58.16)
                                                                             ---------      -------      ---------
         Basic EPS - income available to common stockholders.............       63,728       23,661       2,693.38
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769          893         (66.61)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  64,497       24,554      $2,626.77
                                                                             =========      =======      =========

     Year ended December 31, 2000:
         Basic EPS - income available to common stockholders.............    $  55,321       23,661      $2,338.04
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          769        1,076         (70.63)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders...........    $  56,090       24,737      $2,267.41
                                                                             =========      =======      =========

(15)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters in credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully discussed in Note 5 to the accompanying consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items. At December 31, 2002, no amounts have been accrued for any estimated losses for these financial instruments.

         Commitments to extend credit at December 31 were as follows:

                                                                                         December 31,
                                                                                  -------------------------
                                                                                       2002         2001
                                                                                       ----         ----
                                                                               (dollars expressed in thousands)

         Commitments to extend credit..........................................   $ 1,921,896     1,723,568
         Commercial and standby letters of credit..............................       188,567       137,345
                                                                                  -----------     ---------
                                                                                  $ 2,110,463     1,860,913
                                                                                  ===========     =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The standby letters of credit at Decembr 31, 2002 expire within 14 years. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, First Banks may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

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

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair value of First Banks' financial instruments at December 31 were as follows:

                                                                        2002                          2001
                                                              -------------------------    --------------------------
                                                              Carrying        Estimated     Carrying       Estimated
                                                                Value        Fair Value       Value       Fair Value
                                                                -----        ----------       -----       ----------
                                                                            (dollars expressed in thousands)
     Financial Assets:
       Cash and cash equivalents..........................   $  203,251        203,251       241,874         241,874
       Investment securities:
         Available for sale...............................    1,120,894      1,120,894       610,466         610,466
         Held to maturity.................................       16,426         16,978        20,602          20,812
       Net loans..........................................    5,333,149      5,355,838     5,311,705       5,346,853
       Derivative instruments.............................       97,887         97,887        54,889          54,889
       Accrued interest receivable........................       35,638         35,638        37,349          37,349
       Interest rate lock commitments.....................        1,258          1,258        (1,048)         (1,048)
       Forward contracts to sell mortgage-backed
         securities.......................................       (2,752)        (2,752)          545             545
                                                             ==========     ==========    ==========      ==========

     Financial Liabilities:
       Deposits:
         Demand:
           Non-interest-bearing...........................   $  986,674        986,674       921,455         921,455
           Interest-bearing...............................      819,429        819,429       629,015         629,015
         Savings and money market.........................    2,176,616      2,176,616     1,832,939       1,832,939
         Time deposits....................................    2,190,101      2,239,882     2,300,495       2,342,892
         Short-term borrowings............................      265,644        265,644       243,134         243,134
         Note payable.....................................        7,000          7,000        27,500          27,500
         Accrued interest payable.........................       11,751         11,751        16,006          16,006
         Guaranteed preferred beneficial interests
           in subordinated debentures.....................      270,039        284,696       235,881         256,278
                                                             ==========     ==========    ==========      ==========

     Off-Balance Sheet - Credit commitments...............   $       --             --            --              --
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

(17)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer-matching contributions are determined annually by First Banks' Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation, not to exceed $12,000 for 2002. Total employer contributions under the plan were $1.7 million, $1.3 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The plan assets are held and managed under a trust agreement with First Bank's trust department.

(18)     PREFERRED STOCK

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

         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2002, 2001 and 2000.

         In addition to the Class A and Class B preferred stock, First Banks has five issues of trust preferred securities outstanding. The structure of the trust preferred securities, as further described in Note 12, satisfies the regulatory requirements for inclusion, subject to certain limitation, in First Banks' capital base.

(19)     TRANSACTIONS WITH RELATED PARTIES

         Outside of normal customer relationships, no directors or officers of First Banks, no shareholders holding over 5% of First Banks' voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with First Banks or its subsidiaries, other than that which arises by virtue of such position or ownership interest in First Banks or its subsidiaries, except as described in the following paragraphs.

         During 2001 and 2000, Tidal Insurance Limited (Tidal), a former corporation owned indirectly by First Banks' Chairman and members of his immediate family, received approximately $132,000 and $212,000, respectively, in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies were issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Banks were comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

         During 2002, 2001 and 2000, First Title Guarantee LLC (First Title), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $412,000, $316,000 and $235,000, respectively, in commissions for policies purchased by First Banks or customers of the Subsidiary Banks from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $3.3 million, $3.0 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the Subsidiary Banks.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its Subsidiary Banks. Fees paid under agreements with First Services, L.P., were $26.8 million, $23.1 million and $19.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, First Services, L.P. paid First Banks $3.9 million, $2.0 million and $1.8 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         During 2002, First Capital America, Inc., a corporation owned by First Banks' Chairman and members of his immediate family, received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for the Subsidiary Banks by the employees of First Capital America, Inc.

         First Banks' subsidiary banks have had in the past, and may have in the future, loan transactions in the ordinary course of business with their directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc., were approximately $12.8 million at December 31, 2002. First Banks', susidiary banks do not extend credit to their officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit accounts

(20)     BUSINESS SEGMENT RESULTS

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

                                                         First Bank                                FB&T
                                            ---------------------------------       ----------------------------------
                                             2002           2001        2000          2002         2001         2000
                                             ----           ----        ----          ----         ----         ----
                                                              (dollars expressed in thousands)
Balance sheet information:

Investment securities...................  $  648,732       245,365     214,005        465,747     368,207      330,478
Loans, net of unearned discount.........   3,128,677     3,086,023   2,694,005      2,303,912   2,323,263    2,058,628
Goodwill................................      31,173        19,165       9,281        108,939      96,695       74,609
Total assets............................   4,187,958     3,707,081   3,152,885      3,169,197   3,057,920    2,733,545
Deposits................................   3,551,533     3,142,676   2,729,489      2,638,395   2,555,396    2,306,469
Note payable............................          --            --          --             --          --           --
Stockholders' equity....................     375,521       321,336     273,848        402,027     398,713      333,186
                                          ==========    ==========   =========      =========   =========    =========

Income statement information:

Interest income.........................  $  235,727       236,889     247,290        188,631     208,291      176,902
Interest expense........................      82,033       111,410     115,421         50,007      78,547       71,167
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income................     153,694       125,479     131,869        138,624     129,744      105,735
Provision for loan losses...............      23,900        18,500      12,250         31,600       5,010        1,877
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net interest income after
       provision for loan losses........     129,794       106,979     119,619        107,024     124,734      103,858
Noninterest income......................      67,806        53,623      32,152         23,493      27,469       12,343
Noninterest expense.....................     143,416       105,550      90,746         86,104      89,112       65,567
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income before provision for
       income taxes, minority
       interest in income of
       subsidiary and cumulative
       effect of change in
       accounting principle.............      54,184        55,052      61,025         44,413      63,091       50,634
Provision for income taxes..............      18,056        19,246      20,889         17,276      16,972       20,064
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income before minority interest
       in income of subsidiary
       cumulative effect of change
       in accounting principle..........      36,128        35,806      40,136         27,137      46,119       30,570
Minority interest in
       income of subsidiary.............          --            --          --             --          --           --
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Income before cumulative
        effect of change in
        accounting principle............      36,128        35,806      40,136         27,137      46,119       30,570
Cumulative effect of change in
   accounting principle, net of tax.....          --          (917)         --             --        (459)          --
                                          ----------    ----------   ---------      ---------   ---------    ---------
     Net income.........................  $   36,128        34,889      40,136         27,137      45,660       30,570
                                          ==========    ==========   =========      =========   =========    =========
------------------------
(1)  Corporate and other includes $15.6 million, $12.1 million and $8.6 million of guaranteed preferred debentures expense, after applicable income tax benefit of $8.4 million, $6.5 million and $4.6 million, for the years ended December 31,
     2002, 2001 and 2000, respectively.

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

                                                     Corporate, Other and
               Total Segments                 Intercompany Reclassifications (1)           Consolidated Totals
   --------------------------------------   -------------------------------------  ----------------------------------
       2002         2001          2000         2002         2001         2000         2002        2001        2000
       ----         ----          ----         ----         ----         ----         ----        ----        ----
                                                         (dollars expressed in thousands)


    1,114,479       613,572      544,483       22,841      17,496       19,051      1,137,320     631,068     563,534
    5,432,589     5,409,286    4,752,633           (1)       (417)        (368)     5,432,588   5,408,869   4,752,265
      140,112       115,860       83,890           --          --        1,131        140,112     115,860      85,021
    7,357,155     6,765,001    5,886,430      (14,355)     13,450       (9,739)     7,342,800   6,778,451   5,876,691
    6,189,928     5,698,072    5,035,958      (17,108)    (14,168)     (23,543)     6,172,820   5,683,904   5,012,415
           --            --           --        7,000      27,500       83,000          7,000      27,500      83,000
      777,548       720,049      607,034     (258,507)   (271,392)    (254,188)       519,041     448,657     352,846
   ==========    ==========   ==========    =========    ========     ========     ==========   =========   =========


      424,358       445,180      424,192          552        (437)      (1,366)       424,910     444,743     422,826
      132,040       189,957      186,588       24,700      19,647       14,264        156,740     209,604     200,852
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------
      292,318       255,223      237,604      (24,148)    (20,084)     (15,630)       268,170     235,139     221,974
       55,500        23,510       14,127           --          --           --         55,500      23,510      14,127
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------

      236,818       231,713      223,477      (24,148)    (20,084)     (15,630)       212,670     211,629     207,847
       91,299        81,092       44,495       (1,844)     17,517       (1,717)        89,455      98,609      42,778
      229,520       194,662      156,313        3,236      17,009        1,677        232,756     211,671     157,990
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------



       98,597       118,143      111,659      (29,228)    (19,576)     (19,024)        69,369      98,567      92,635
       35,332        36,218       40,953      (12,561)     (6,170)      (6,471)        22,771      30,048      34,482
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------



       63,265        81,925       70,706      (16,667)    (13,406)     (12,553)        46,598      68,519      58,153
           --            --           --        1,431       2,629        2,046          1,431       2,629       2,046
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------

       63,265        81,925       70,706      (18,098)    (16,035)     (14,599)        45,167      65,890      56,107

           --        (1,376)          --           --          --           --             --      (1,376)         --
   ----------    ----------   ----------    ---------    --------     --------     ----------   ---------   ---------
       63,265        80,549       70,706      (18,098)    (16,035)     (14,599)        45,167      64,514      56,107
   ==========    ==========   ==========    =========    ========     ========     ==========   =========   =========


(21)     REGULATORY CAPITAL

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, First Banks and the Subsidiary Banks were each well capitalized.

         As of December 31, 2002, the most recent notification from First Banks' primary regulator categorized First Banks and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

         At December 31, 2002 and 2001, First Banks' and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                         To be Well
                                                                 Actual                               Capitalized Under
                                                          ------------------       For Capital        Prompt Corrective
                                                          2002         2001     Adequacy Purposes     Action Provisions
                                                          ----         ----     -----------------     -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.68%       10.53%          8.0%                 10.0%
              First Bank..............................    10.75        10.14           8.0                  10.0
              FB&T....................................    10.18        11.27           8.0                  10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     7.47         7.57           4.0                   6.0
              First Bank..............................     9.49         8.89           4.0                   6.0
              FB&T....................................     8.93        10.02           4.0                   6.0

     Tier 1 capital (to average assets):
              First Banks.............................     6.45         7.24           3.0                   5.0
              First Bank..............................     7.79         8.67           3.0                   5.0
              FB&T....................................     8.26         9.47           3.0                   5.0

(22)     DISTRIBUTION OF EARNINGS OF THE SUBSIDIARY BANKS

         The Subsidiary Banks are restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 11, as to the amount of dividends that are available for payment to First Banks, Inc. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $31.3 million at December 31, 2002, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2002 and 2001, and condensed statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000:


                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                           ------------
                                                                                        2002         2001
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                   Assets
                                   ------

     Cash deposited in subsidiary banks...........................................   $    4,469       4,894
     Investment securities........................................................       22,841      17,497
     Investment in subsidiaries...................................................      786,870     594,152
     Advances to subsidiaries.....................................................           --      71,000
     Other assets.................................................................       12,321      10,232
                                                                                     ----------    --------
           Total assets...........................................................   $  826,501     697,775
                                                                                     ==========    ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

     Note payable................................................................    $    7,000      27,500
     Subordinated debentures.....................................................       283,483     205,103
     Accrued expenses and other liabilities......................................        16,977      16,515
                                                                                     ----------    --------
           Total liabilities.....................................................       307,460     249,118
     Stockholders' equity........................................................       519,041     448,657
                                                                                     ----------    --------
           Total liabilities and stockholders' equity............................    $  826,501     697,775
                                                                                     ==========    ========



                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                              ---------------------------------
                                                                                  2002        2001        2000
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  28,000      53,500      43,000
       Management fees from subsidiaries..................................       21,754      20,443      17,325
       Gain on sale of securities.........................................           97      19,134          --
       Other..............................................................        3,383       6,008       1,956
                                                                              ---------      ------      ------
           Total income...................................................       53,234      99,085      62,281
                                                                              ---------      ------      ------
     Expense:
       Interest...........................................................       21,855      17,759      13,511
       Salaries and employee benefits.....................................       15,726      13,309      12,180
       Legal, examination and professional fees...........................        2,824       2,895       2,031
       Other..............................................................        7,917      20,339       4,422
                                                                              ---------      ------      ------
           Total expense..................................................       48,322      54,302      32,144
                                                                              ---------      ------      ------
           Income before income tax benefit and equity
              in undistributed earnings of subsidiary.....................        4,912      44,783      30,137
     Income tax benefit...................................................      (10,502)     (2,418)     (3,922)
                                                                              ---------      ------      ------
           Income before equity in undistributed earnings of subsidiary...       15,414      47,201      34,059
     Equity in undistributed earnings of subsidiary.......................       29,753      17,313      22,048
                                                                              ---------      ------      ------
           Net income.....................................................    $  45,167      64,514      56,107
                                                                              =========      ======      ======



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                           ------------------------------------
                                                                              2002          2001           2000
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................    $ 45,167        64,514         56,107
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (57,753)      (70,730)       (64,937)
           Dividends from subsidiaries.................................      28,000        53,500         43,000
           Other, net..................................................       2,599        (3,875)           272
                                                                           --------      --------       --------
              Net cash provided by operating activities................      18,013        43,409         34,442
                                                                           --------      --------        -------

     Cash flows from investing activities:
       (Increase) decrease in investment securities....................         261        (9,382)          (860)
       Investment in common securities of FBCT,
         First Preferred III and First Preferred II....................        (774)       (1,707)        (1,778)
       Acquisitions of subsidiaries....................................     (56,334)      (63,767)            --
       Capital contributions to subsidiaries...........................         (70)       (5,900)        (6,100)
       Decrease (increase) in advances to subsidiary...................      34,000        27,000        (98,000)
       Other, net......................................................          (9)        6,540         (1,464)
                                                                           --------      --------       --------
              Net cash used in investing activities....................     (22,926)      (47,216)      (108,202)
                                                                           --------      --------       --------

     Cash flows from financing activities:
       Advances drawn on note payable..................................      43,500        69,500        137,000
       Repayments of note payable......................................     (64,000)     (125,000)      (118,000)
       Proceeds from issuance of FBCT, First Preferred III and
         First Preferred II subordinated debentures....................      25,774        56,908         59,278
       Payment of preferred stock dividends............................        (786)         (786)          (786)
                                                                           --------      --------       --------
              Net cash provided by financing activities................       4,488           622         77,492
                                                                           --------      --------       --------
              Net (decrease) increase in cash
                deposited in subsidiary banks..........................        (425)       (3,185)         3,732
     Cash deposited in subsidiary banks, beginning of year.............       4,894         8,079          4,347
                                                                           --------      --------       --------
     Cash deposited in subsidiary banks, end of year...................    $  4,469         4,894          8,079
                                                                           ========      ========       ========

     Noncash investing activities:
       Cash paid for interest..........................................    $ 21,855        21,068         10,410
       Reduction of deferred tax valuation reserve.....................          --           636             --
                                                                           ========      ========       ========

(24)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5,000,000 to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2002, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS

         On January 16, 2003, First Banks filed a Registration Statement on Form S-2 (Registration Statement) with the Securities and Exchange Commission for the registration of additional trust preferred securities. Under the terms of the Registration Statement, First Banks formed First Preferred Capital Trust IV (First Preferred IV), a Delaware business trust subsidiary. FPCT IV will issue
1.6 million shares (prior to the underwriters' over-allotment, which allows for the issuance of up to 240,000 additional shares) of fixed rate cumulative trust preferred securities at $25 per share in an underwritten public offering, and will issue approximately 49,485 shares of common securities (prior to the underwriters' over-allotment, which allows for the issuance of up to 7,423 additional common securities) to First Banks at $25 per share. First Banks will own all of First Preferred IV's common securities. The gross proceeds of the offering will be used by First Preferred IV to purchase approximately $41.2 million of fixed rate subordinated debentures (prior to the underwriters' over-allotment, which allows for the purchase of up to $6.2 million of additional subordinated debentures) from First Banks, maturing on June 30, 2033. The maturity date may be shortened to a date not earlier than June 30, 2033, if certain conditions are met. The subordinated debentures will be the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks will make certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, are expected to be approximately $38.4 million. Distributions on First Preferred IV's preferred securities will be payable quarterly in arrears, beginning on June 30, 2003, and will be included in interest expense in the consolidated statements of income. First Banks expects to use the entire net proceeds of the offering to redeem the subordinated debentures associated with the 9.25% trust preferred securities issued by First Preferred Capital Trust, in 1997. Currently, there is approximately $88.9 million in principal amount of such subordinated debentures. The remaining funds necessary to complete this redemption of $50.5 million will be provided from available cash of approximately $10.4 million, the issuance of $25.0 million of additional trust preferred securities in a private placement to qualified institutional buyers, as described below, and borrowings under First Banks' revolving credit line with a group of unaffiliated financial institutions, as described in Note 11. First Banks expects this transaction to be completed during the second quarter of 2003.

         On March 20, 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust subsidiary of First Banks, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.0 million of 8.10% junior subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $24.5 million. Distributions on FBST's preferred securities are payable quarterly in arrears, beginning March 31, 2003, and will be included in interest expense in the consolidated statements of income.

                  QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED

                                                                                 2002 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $ 106,612     107,303       105,811         105,184
Interest expense.............................................      42,490      41,615        37,630          35,005
                                                                ---------    --------       -------        --------
    Net interest income......................................      64,122      65,688        68,181          70,179
Provision for loan losses....................................      13,000      12,000        13,700          16,800
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      51,122      53,688        54,481          53,379
Noninterest income...........................................      18,835      20,529        25,476          24,615
Noninterest expense..........................................      56,858      59,220        59,154          57,524
                                                                ---------    --------       -------        --------
    Income before provision for income taxes and
      minority interest in income of subsidiary..............      13,099      14,997        20,803          20,470
Provision for income taxes...................................       4,771       5,328         7,372           5,300
                                                                ---------    --------       -------        --------
    Income before minority interest in
      income of subsidiary...................................       8,328       9,669        13,431          15,170
Minority interest in income of subsidiary....................         328         301           437             365
                                                                ---------    --------       -------        --------
    Net income...............................................   $   8,000       9,368        12,994          14,805
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic....................................................   $  329.84      390.35        540.87          614.64
                                                                =========    ========       =======        ========

    Diluted..................................................   $  328.30      384.48        534.32          609.63
                                                                =========    ========       =======        ========

                                                                                 2001 Quarter Ended
                                                                ----------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                ---------     -------    ------------    -----------
                                                                          (dollars expressed in thousands)

Interest income..............................................   $ 116,037     113,356       110,724         104,626
Interest expense.............................................      58,629      55,261        50,950          44,764
                                                                ---------    --------       -------        --------
    Net interest income......................................      57,408      58,095        59,774          59,862
Provision for loan losses....................................       3,390       3,720         6,800           9,600
                                                                ---------    --------       -------        --------
    Net interest income after provision for loan losses......      54,018      54,375        52,974          50,262
Noninterest income...........................................      16,474      19,424        21,846          40,865
Noninterest expense..........................................      47,129      59,909        50,323          54,310
                                                                ---------    --------       -------        --------
    Income before provision for income taxes, minority
      interest in income of subsidiary and cumulative
     effect of change in accounting principle................      23,363      13,890        24,497          36,817
Provision for income taxes...................................       9,124       5,457         9,539           5,928
                                                                ---------    --------       -------        --------
    Income before minority interest in income
      of subsidiary and cumulative effect
      of change in accounting principle......................      14,239       8,433        14,958          30,889
Minority interest in income of subsidiary....................         511         534           577           1,007
                                                                ---------    --------       -------        --------
    Income before cumulative effect of change in
      accounting principle...................................      13,728       7,899        14,381          29,882
Cumulative effect of change in accounting
    principle, net of tax....................................      (1,376)         --            --              --
                                                                ---------    --------       -------        --------
    Net income...............................................   $  12,352       7,899        14,381          29,882
                                                                =========    ========       =======        ========
Earnings per common share:
    Basic:
      Income before cumulative effect of change in
        accounting principle.................................   $  571.94      328.27        599.47        1,251.86
      Cumulative effect of change in accounting principle....      (58.16)         --            --              --
                                                                ---------    --------       -------        --------
      Basic..................................................   $  513.78      328.27        599.47        1,251.86
                                                                =========    ========       =======        ========
    Diluted:
      Income before cumulative effect of change in
        accounting principle.................................   $  561.09      322.78        587.93        1,225.79
      Cumulative effect of change in accounting principle....      (58.16)         --            --              --
                                                                ---------    --------       -------        --------
      Diluted................................................   $  502.93      322.78        587.93        1,225.79
                                                                =========    ========       =======        ========

                              INVESTOR INFORMATION

FIRST BANKS, INC. PREFERRED SECURITIES
--------------------------------------

         The preferred securities of First Preferred Capital Trust, First Preferred Capital Trust II and First Preferred Capital Trust III are traded on the Nasdaq National Market System with the ticker symbols "FBNKO," "FBNKN" and "FBNKM," respectively. As of March 25, 2003, there were approximately 370 record holders of First Preferred Capital Trust. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2002 and 2001 are summarized as follows:

                  FIRST PREFERRED CAPITAL TRUST (ISSUE DATE - FEBRUARY 1997) - FBNKO

                                                                       2002                  2001         Dividend
                                                                  --------------       --------------
                                                                   High     Low        High       Low     Declared
                                                                   ----     ---        ----       ---     --------
     First quarter............................................    $26.25   25.20       26.25     24.38    $ 0.578125
     Second quarter...........................................     27.24   25.15       27.35     25.00      0.578125
     Third quarter............................................     26.49   25.00       27.25     25.00      0.578125
     Fourth quarter...........................................     26.50   25.20       26.90     25.02      0.578125

                  FIRST PREFERRED CAPITAL TRUST II (ISSUE DATE - OCTOBER 2000) - FBNKN

                                                                       2002                  2001          Dividend
                                                                  --------------      -----------------
                                                                   High     Low        High       Low      Declared
                                                                   ----     ---        ----       ---      ---------
     First quarter............................................    $28.50   27.55       27.75     26.38    $ 0.640000
     Second quarter...........................................     28.40   26.85       27.40     26.25      0.640000
     Third quarter............................................     28.65   27.85       28.50     26.95      0.640000
     Fourth quarter...........................................     28.25   27.30       28.30     27.00      0.640000

                  FIRST PREFERRED CAPITAL TRUST III (ISSUE DATE - NOVEMBER 2001) - FBNKM


                                                            2002         Dividend            2001          Dividend
                                                      ---------------                 ---------------
                                                      High       Low     Declared      High       Low      Declared
                                                      ----       ---     ---------     ----       ---      ---------
     First quarter.................................  $26.75     25.90   $ 0.562500        --       --     $       --
     Second quarter................................   27.22     26.25     0.562500        --       --             --
     Third quarter.................................   27.00     26.50     0.562500        --       --             --
     Fourth quarter................................   27.05     26.50     0.562500     26.10    25.25       0.281250

         The preferred securities of First America Capital Trust are traded on the New York Stock Exchange with the ticker symbol "FBAPrT." As of March 25, 2003, there were approximately 180 record holders of preferred securities. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The high and low preferred securities prices and the dividends declared for 2002 and 2001 are summarized as follows:

                  FIRST AMERICA CAPITAL TRUST (ISSUE DATE - JULY 1998) - FBAPRT

                                                                       2002                  2001          Dividend
                                                                  --------------      -----------------
                                                                   High     Low        High       Low      Declared
                                                                   ----     ---        ----       ---      --------
     First quarter............................................    $25.90   24.70       25.00     21.63    $ 0.531250
     Second quarter...........................................     25.38   24.75       25.05     23.95      0.531250
     Third quarter............................................     25.65   24.85       25.80     24.80      0.531250
     Fourth quarter...........................................     25.75   24.80       25.67     24.75      0.531250


FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:

              Allen H. Blake                                            Lisa K. Vansickle
              President and Chief Financial Officer                     Senior Vice President and Controller
              600 James S. McDonnell Boulevard                          600 James S. McDonnell Boulevard
              Mail Code - M1-199-014                                    Mail Code - M1-199-014
              Hazelwood, Missouri 63042                                 Hazelwood, Missouri 63042
              Telephone - (314) 592-5000                                Telephone - (314) 592-5000
              www.firstbanks.com                                        www.firstbanks.com


TRANSFER AGENT:

              U. S. Bank Corporate Trust Services
              One Federal Street, Third Floor
              Boston, Massachusetts 02110
              Telephone - (800) 934-6802
              www.usbank.com


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

Date:    March 28, 2003


                                By: /s/ Allen H. Blake
                                   -------------------------------------------
                                        Allen H. Blake
                                        President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Date:    March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                                          Title                              Date
-------------------------------------------------------------------------------------------------------------------

       /s/ James F. Dierberg                                   Director                         March 28, 2003
       ------------------------------------------
           James F. Dierberg

       /s/ Allen H. Blake                                      Director                         March 28, 2003
       ------------------------------------------
           Allen H. Blake

       /s/ Donald W. Williams                                  Director                         March 28, 2003
       ------------------------------------------
           Donald W. Williams

       /s/ Michael J. Dierberg                                 Director                         March 28, 2003
       ------------------------------------------
           Michael J. Dierberg

       /s/ Gordon A. Gundaker                                  Director                         March 28, 2003
       ------------------------------------------
           Gordon A. Gundaker

       /s/ David L. Steward                                    Director                         March 28, 2003
       ------------------------------------------
           David L. Steward

       /s/ Hal J. Upbin                                        Director                         March 28, 2003
       ------------------------------------------
           Hal J. Upbin

       /s/ Douglas H. Yaeger                                   Director                         March 28, 2003
       ------------------------------------------
           Douglas H. Yaeger

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

   4.15 Indenture between First Banks, Inc. as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.16 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

   4.17 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.18 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002 (incorporated herein by reference to
          Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.19 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

   10.4 $110,000,000 Secured Credit Agreement, dated as of August 22, 2002, among First Banks, Inc. and Wells Fargo Bank Minneapolis, National Association, American National Bank & Trust Company of Chicago, The Northern Trust Company, Union Bank of California N.A., SunTrust Bank, Nashville and Fifth Third Bank (incorporated herein by reference to Exhibit B to the Company's Schedule 13-E, dated October 8, 2002).

   10.5 First Amendment to Secured Credit Agreement, dated as of December 31, 2002, by and among First Banks, Inc. and Wells Fargo Bank Minneapolis, National Association, American National Bank & Trust Company of Chicago, The Northern Trust Company, Union Bank of California N.A., SunTrust Bank, Nashville and Fifth Third Bank (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated January 16, 2003).

   10.6 Stock Purchase and Operating Agreement by and between the Company and BancTEXAS Group, Inc., dated May 19, 1994 (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   10.7* Service Agreement by and between First Services, L.P. and First Banks, Inc., dated October 15, 2001 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.8* Service Agreement by and between First Services, L.P. and First Bank, dated October 15, 2001 (incorporated herein by reference to Exhibit
          10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.9* Service Agreement by and between First Services, L.P. and First Banc Mortgage, Inc., dated October 15, 2001 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.10* Service Agreement by and between First Services, L.P. and First Bank
          & Trust, dated October 15, 2001  (incorporated  herein by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   21.1   Subsidiaries of the Company - filed herewith.

   99.1 Certification of Periodic Report - Chief Executive Officer - filed herewith.

   99.2 Certification of Periodic Report - Chief Financial Officer - filed herewith.

--------------------------
* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, James F. Dierberg, certify that:

1. I have reviewed this annual report on Form 10-K of First Banks, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003
                                  FIRST BANKS, INC.



                                  By:/s/ James F. Dierberg
                                     -------------------------------------------
                                         James F. Dierberg
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Allen H. Blake, certify that:

1. I have reviewed this annual report on Form 10-K of First Banks, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003
                                  FIRST BANKS, INC.



                                  By:/s/ Allen H. Blake
                                     -------------------------------------------
                                         Allen H. Blake
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

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

                  The San Francisco Company                                     Delaware

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

                           Bank of San Francisco Realty Investors, Inc.        California


                                                                    EXHIBIT 99.1


                        CERTIFICATION OF PERIODIC REPORT


         I, James F. Dierberg, Chairman of the Board of Directors and Chief Executive Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 28, 2003


                                       /s/ James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer




A signed original of this written statement required by Section 906 has been provided to First Banks, Inc. and will be retained by First Banks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 99.2


                        CERTIFICATION OF PERIODIC REPORT


         I,  Allen H.  Blake,  President  and Chief  Financial  Officer of First
Banks,   Inc.  (the   Company),   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 28, 2003



                                       /s/ Allen H. Blake
                                       -----------------------------------------
                                           Allen H. Blake
                                           President and Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to First Banks, Inc. and will be retained by First Banks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.