Form 10-Q
period 2003-03-31
FIRST BANKS INC
filed 2003-05-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                                                      Shares Outstanding
               Class                                  at April 30, 2003
               -----                                  -----------------

   Common Stock, $250.00 par value                         23,661


                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                    Page
                                                                                    ----

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS - (UNAUDITED):

           CONSOLIDATED BALANCE SHEETS..........................................      1

           CONSOLIDATED STATEMENTS OF INCOME....................................      3

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME.........................................      4

           CONSOLIDATED STATEMENTS OF CASH FLOWS................................      5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................      6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.........................................     13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........     26

   ITEM 4. CONTROLS AND PROCEDURES..............................................     27

PART II.   OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................     28

SIGNATURES......................................................................     29

CERTIFICATIONS..................................................................     30



                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)


                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                          ----            ----
                                                                                       (unaudited)

                                                ASSETS
                                                ------

Cash and cash equivalents:
     Cash and due from banks.......................................................   $    162,948         194,519
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................         28,206             832
     Federal funds sold............................................................        134,838           7,900
                                                                                      ------------     -----------
          Total cash and cash equivalents..........................................        325,992         203,251
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        955,190       1,120,894
     Held to maturity, at amortized cost (fair value of $15,987 and $16,978
       at March 31, 2003 and December 31, 2002, respectively)......................         15,436          16,426
                                                                                      ------------     -----------
          Total investment securities..............................................        970,626       1,137,320
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,408,655       1,443,016
     Real estate construction and development......................................      1,030,052         989,650
     Real estate mortgage..........................................................      2,453,660       2,444,122
     Lease financing...............................................................        119,280         126,738
     Consumer and installment......................................................         81,062          86,763
     Loans held for sale...........................................................        286,005         349,965
                                                                                      ------------     -----------
          Total loans..............................................................      5,378,714       5,440,254
     Unearned discount.............................................................         (7,256)         (7,666)
     Allowance for loan losses.....................................................       (108,696)        (99,439)
                                                                                      ------------     -----------
          Net loans................................................................      5,262,762       5,333,149
                                                                                      ------------     -----------

Derivative instruments.............................................................         91,458          97,887
Bank premises and equipment, net of accumulated
    depreciation and amortization..................................................        153,404         152,418
Goodwill...........................................................................        141,102         140,112
Bank-owned life insurance..........................................................         93,804          92,616
Accrued interest receivable........................................................         31,647          35,638
Deferred income taxes..............................................................         88,853          92,157
Other assets.......................................................................         69,482          58,252
                                                                                      ------------     -----------
          Total assets.............................................................   $  7,229,130       7,342,800
                                                                                      ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.




                                FIRST BANKS, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
        (dollars expressed in thousands, except share and per share data)


                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                          ----            ----
                                                                                       (unaudited)

                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $    984,903         986,674
       Interest-bearing............................................................        849,399         819,429
     Savings.......................................................................      2,134,673       2,176,616
     Time:
       Time deposits of $100 or more...............................................        438,980         469,904
       Other time deposits.........................................................      1,695,639       1,720,197
                                                                                      ------------     -----------
          Total deposits...........................................................      6,103,594       6,172,820
Short-term borrowings..............................................................        182,891         265,644
Note payable.......................................................................             --           7,000
Guaranteed preferred beneficial interests in
     subordinated debentures.......................................................        294,624         270,039
Accrued interest payable...........................................................         10,937          11,751
Deferred income taxes..............................................................         55,366          61,204
Accrued expenses and other liabilities.............................................         53,124          35,301
                                                                                      ------------     -----------
          Total liabilities........................................................      6,700,536       6,823,759
                                                                                      ------------     -----------

                                        STOCKHOLDERS' EQUITY
                                        --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding.............................................................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Additional paid-in capital.........................................................          5,910           5,910
Retained earnings..................................................................        452,524         433,689
Accumulated other comprehensive income.............................................         51,182          60,464
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        528,594         519,041
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  7,229,130       7,342,800
                                                                                      ============     ===========



                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ---------------------
                                                                                               2003         2002
                                                                                               ----         ----

Interest income:
     Interest and fees on loans.........................................................     $ 90,612       99,042
     Investment securities..............................................................        8,553        7,281
     Federal funds sold and other.......................................................          442          289
                                                                                             --------     --------
          Total interest income.........................................................       99,607      106,612
                                                                                             --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand..........................................................        1,673        1,672
       Savings..........................................................................        6,786        9,169
       Time deposits of $100 or more....................................................        3,685        5,290
       Other time deposits..............................................................       12,194       18,881
     Short-term borrowings..............................................................          602          917
     Note payable.......................................................................          136          349
     Guaranteed preferred debentures....................................................        5,368        6,212
                                                                                             --------     --------
          Total interest expense........................................................       30,444       42,490
                                                                                             --------     --------
          Net interest income...........................................................       69,163       64,122
Provision for loan losses...............................................................       11,000       13,000
                                                                                             --------     --------
          Net interest income after provision for loan losses...........................       58,163       51,122
                                                                                             --------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees......................        8,644        6,480
     Gain on mortgage loans sold and held for sale......................................       10,678        5,167
     Net gain on sales of available-for-sale investment securities......................        6,259           92
     Bank-owned life insurance investment income........................................        1,271        1,287
     Net gain (loss) on derivative instruments..........................................            7         (339)
     Other..............................................................................        4,786        6,148
                                                                                             --------     --------
          Total noninterest income......................................................       31,645       18,835
                                                                                             --------     --------
Noninterest expense:
     Salaries and employee benefits.....................................................       29,359       27,261
     Occupancy, net of rental income....................................................        4,934        4,672
     Furniture and equipment............................................................        4,569        4,143
     Postage, printing and supplies.....................................................        1,306        1,542
     Information technology fees........................................................        8,033        8,100
     Legal, examination and professional fees...........................................        1,606        1,491
     Amortization of intangibles associated with the purchase of subsidiaries...........          532          482
     Communications.....................................................................          605          796
     Advertising and business development...............................................        1,309        1,444
     Other..............................................................................        7,432        6,927
                                                                                             --------     --------
          Total noninterest expense.....................................................       59,685       56,858
                                                                                             --------     --------
          Income before provision for income taxes and
              minority interest in income of subsidiary.................................       30,123       13,099
Provision for income taxes..............................................................       11,092        4,771
                                                                                             --------     --------
          Income before minority interest in income of subsidiary.......................       19,031        8,328
Minority interest in income of subsidiary...............................................           --          328
                                                                                             --------     --------
          Net income....................................................................       19,031        8,000
Preferred stock dividends...............................................................          196          196
                                                                                             --------     --------
          Net income available to common stockholders...................................     $ 18,835        7,804
                                                                                             ========     ========

Basic earnings per common share.........................................................     $ 796.04       329.84
                                                                                             ========     ========

Diluted earnings per common share.......................................................     $ 784.29       328.30
                                                                                             ========     ========

Weighted average common stock outstanding...............................................       23,661       23,661
                                                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.



                                              FIRST BANKS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
             Three Months Ended March 31, 2003 and 2002 and Nine Months Ended December 31, 2002
                           (dollars expressed in thousands, except per share data)



                                                     Adjustable Rate                                        Accu-
                                                     Preferred Stock                                        mulated
                                                   ------------------                                       Other     Total
                                                   Class A                     Additional Compre-           Compre-   Stock-
                                                   Conver-             Common    Paid-in  hensive Retained  hensive  holders'
                                                    tible     Class B   Stock    Capital  Income  Earnings  Income    Equity
                                                    -----     -------   -----    -------  ------  --------  ------    ------

Consolidated balances, December 31, 2001.........  $12,822      241    5,915     6,074            389,308   34,297  448,657
Three months ended March 31, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --    8,000     8,000       --    8,000
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --      534        --      534      534
        Derivative instruments:
          Current period transactions............       --       --       --        --   (7,148)       --   (7,148)  (7,148)
                                                                                         ------
      Comprehensive income.......................                                         1,386
                                                                                         ======
    Class A preferred stock dividends,
        $0.30 per share..........................       --       --       --        --               (192)      --     (192)
    Class B preferred stock dividends,
        $0.03 per share..........................       --       --       --        --                 (4)      --       (4)
                                                   -------     ----    -----     -----            -------   ------ --------

Consolidated balances, March 31, 2002............   12,822      241    5,915     6,074            397,112   27,683  449,847
Nine months ended December 31, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   37,167    37,167       --   37,167
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    8,375        --    8,375    8,375
        Derivative instruments:
          Current period transactions............       --       --       --        --   24,406        --   24,406   24,406
                                                                                         ------
      Comprehensive income.......................                                        69,948
                                                                                         ======
    Class A preferred stock dividends,
        $0.90 per share..........................       --       --       --        --               (577)      --     (577)
    Class B preferred stock dividends,
        $0.08 per share..........................       --       --       --        --                (13)      --      (13)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (164)                --       --     (164)
                                                   -------     ----    -----     -----            -------   ------  -------
Consolidated balances, December 31, 2002.........   12,822      241    5,915     5,910            433,689   60,464  519,041
Three months ended March 31, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   19,031    19,031       --   19,031
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (5,658)       --   (5,658)  (5,658)
        Derivative instruments:
          Current period transactions............       --       --       --        --   (3,624)       --   (3,624)  (3,624)
                                                                                         ------
      Comprehensive income.......................                                         9,749
                                                                                         ======
    Class A preferred stock dividends,
        $0.30 per share..........................       --       --       --        --               (192)      --     (192)
    Class B preferred stock dividends,
        $0.03 per share..........................       --       --       --        --                 (4)      --       (4)
                                                   -------     ----    -----     -----            -------   ------  -------

Consolidated balances March 31, 2003.............  $12,822      241    5,915     5,910            452,524   51,182  528,594
                                                   =======     ====    =====     =====            =======   ======  =======

-------------------------
(1) Disclosure of reclassification adjustment:


                                                                         Three Months Ended       Nine Months Ended
                                                                              March 31,             December 31,
                                                                         ------------------       -----------------
                                                                          2003       2002                2002
                                                                          ----       ----                ----

     Unrealized (losses) gains on investment securities
         arising during the period.....................................  $(1,590)      594              8,374
     Less reclassification adjustment for gains (losses)
         included in net income........................................    4,068        60                 (1)
                                                                         -------    ------             ------
     Unrealized (losses) gains on investment securities................  $(5,658)      534              8,375
                                                                         =======    ======             ======

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             -----------------------
                                                                                               2003           2002
                                                                                               ----           ----

Cash flows from operating activities:
     Net income...........................................................................  $  19,031         8,000
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.......................      4,781         4,341
       Amortization, net of accretion.....................................................      5,350         3,013
       Originations and purchases of loans held for sale..................................   (555,529)     (449,574)
       Proceeds from the sale of loans held for sale......................................    563,324       403,130
       Provision for loan losses..........................................................     11,000        13,000
       Provision for income taxes.........................................................     11,092         4,771
       Payments of income taxes...........................................................        (57)      (16,038)
       Decrease in accrued interest receivable............................................      4,678         2,648
       Interest accrued on liabilities....................................................     30,444        42,490
       Payments of interest on liabilities................................................    (31,402)      (38,987)
       Gain on mortgage loans sold and held for sale......................................    (10,678)       (5,167)
       Net gain on sales of available-for-sale investment securities......................     (6,259)          (92)
       Net (gain) loss on derivative instruments..........................................         (7)          339
       Other operating activities, net....................................................     12,413          (452)
       Minority interest in income of subsidiary..........................................         --           328
                                                                                            ---------      --------
          Net cash provided by (used in) operating activities.............................     58,181       (28,250)
                                                                                            ---------      --------

Cash flows from investing activities:
     Cash received (paid) for acquired entities, net of cash
       and cash equivalents received (paid)...............................................     14,870       (18,303)
     Proceeds from sales of investment securities available for sale......................     53,777           192
     Maturities of investment securities available for sale...............................    388,622       194,948
     Maturities of investment securities held to maturity.................................      1,082         1,067
     Purchases of investment securities available for sale................................   (193,183)      (72,585)
     Purchases of investment securities held to maturity..................................       (102)       (2,195)
     Net decrease in loans................................................................     22,848        86,897
     Recoveries of loans previously charged-off...........................................      6,237         4,561
     Purchases of bank premises and equipment.............................................     (2,633)       (2,554)
     Other investing activities, net......................................................      2,604         2,933
                                                                                            ---------      --------
          Net cash provided by investing activities.......................................    294,122       194,961
                                                                                            ---------      --------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits...................................    (64,477)       31,976
     Decrease in time deposits............................................................    (98,022)      (88,481)
     Decrease in federal funds purchased..................................................    (55,000)      (81,000)
     Decrease in Federal Home Loan Bank advances..........................................         --        (4,000)
     (Decrease) increase in securities sold under agreements to repurchase................    (29,301)       13,471
     Advances drawn on note payable.......................................................         --        36,500
     Repayments of note payable...........................................................     (7,000)      (21,000)
     Proceeds from issuance of guaranteed preferred beneficial interests
       in subordinated debentures.........................................................     24,434            --
     Payment of preferred stock dividends.................................................       (196)         (196)
     Other financing activities, net......................................................         --           (12)
                                                                                            ---------      --------
          Net cash used in financing activities...........................................   (229,562)     (112,742)
                                                                                            ---------      --------
          Net increase in cash and cash equivalents.......................................    122,741        53,969
Cash and cash equivalents, beginning of period............................................    203,251       241,874
                                                                                            ---------      --------
Cash and cash equivalents, end of period..................................................  $ 325,992       295,843
                                                                                            =========      ========

Noncash investing and financing activities:
     Loans transferred to other real estate...............................................  $  10,351         1,245
     Loans held for sale transferred to loans.............................................        880         1,586
                                                                                            =========      ========

The accompanying notes are an integral part of the consolidated financial statements.


                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2002 amounts have been made to conform to the 2003 presentation

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

(2) ACQUISITIONS, ACQUISITION AND INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On March 31, 2003, First Banks completed its acquisition of Bank of Ste. Genevieve, Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc. (Allegiant) in exchange for approximately 974,150 shares of Allegiant common stock that were previously held by First Banks. The purpose of the acquisition was to further expand our Midwest banking franchise. First Banks continues to own approximately 232,000 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. At the time of the transaction, Bank of Ste. Genevieve had $115.1 million in total assets, $42.9 million in loans, net of unearned discount, $797,000 in investment securities, $93.7 million in deposits and operated two banking locations. The transaction was accounted for using the purchase method of accounting. Goodwill of approximately $1.0 million is not expected to be deductible for tax purposes. The core deposit intangibles were approximately $3.5 million and will be amortized over seven years utilizing the straight line method. Bank of Ste. Genevieve was merged with and into First Bank. In addition, on March 31, 2003, First Banks completed the merger of its two wholly-owned bank subsidiaries, First Bank and First Bank & Trust, to allow certain administrative and operational economies not available while the two banks maintained separate charters. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.

         We accrue certain costs associated with our acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from one to 14 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date. The balance of our accrued severance of $2.2 million identified in the following table is comprised of contractual obligations under salary continuation agreements to 13 individuals and have remaining terms ranging from five months to approximately 14 years. Payments made under these agreements are paid from accrued liabilities and consequently, do not have any impact on our consolidated statements of income.

         A summary of the cumulative acquisition and integration costs attributable to our acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated financial statements.



                                                                             Information
                                                          Severance        Technology Fees       Total
                                                          ---------        ---------------       -----
                                                                  (dollars expressed in thousands)

Balance at December 31, 2002...........................   $ 2,351                 28               2,379
Three Months Ended March 31, 2003:
   Amounts accrued at acquisition date.................       100                350                 450
   Payments............................................      (256)                --                (256)
                                                          -------             ------             -------
Balance at March 31, 2003..............................   $ 2,195                378               2,573
                                                          =======             ======             =======

         We also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.

 (3)     INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES,

         NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at March 31, 2003 and December 31, 2002:

                                                       March 31, 2003                December 31, 2002
                                                ----------------------------    -------------------------
                                                  Gross                           Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (2,366)        13,871           (1,869)
         Goodwill associated with
           purchases of branch offices.........      2,210           (754)         2,210             (718)
                                                 ---------        -------        -------          -------
              Total............................  $  19,601         (3,120)        16,081           (2,587)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 139,646                       138,620
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $532,000 for the three months ended March 31, 2003, and $482,000 for the comparable period in 2002. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2008 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2003 (1)...........................................  $   2,506
                      2004...............................................      2,632
                      2005...............................................      2,632
                      2006...............................................      2,632
                      2007...............................................      2,632
                      2008...............................................      2,632
                                                                           ---------
                         Total...........................................  $  15,666
                                                                           =========
                  --------------------------
                  (1) Includes $532,000 of amortization for the three months ended March 31, 2003.


         Changes in the  carrying  amount of goodwill for the three months ended March 31, 2003 were as follows:

                                                                   (dollars expressed in thousands)

     Balance, beginning of period..........................................  $ 140,112
     Goodwill acquired during period.......................................      1,026
     Amortization - purchases of branch offices............................        (36)
                                                                             ---------
     Balance, end of period................................................  $ 141,102
                                                                             =========

(4)      MORTGAGE BANKING ACTIVITIES

         At March 31, 2003 and December 31, 2002, First Banks serviced loans for others amounting to $1.34 billion and $1.29 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $1.8 million and $517,000 at March 31, 2003 and December 31, 2002, respectively. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to ten years. The weighted average amortization period of the mortgage servicing rights is approximately seven years.

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
                                                                                     2003                2002
                                                                                     ----                ----
                                                                                 (dollars expressed in thousands)

           Balance, beginning of period.........................................    $  14,882           10,125
           Originated mortgage servicing rights.................................        1,973            2,438
           Amortization.........................................................       (1,177)            (817)
                                                                                    ---------           ------
           Balance, end of period...............................................    $  15,678           11,746
                                                                                    =========           ======

         The fair value of mortgage servicing rights was $17.1 million and $16.5 million at March 31, 2003 and 2002, respectively, and $17.2 million at December 31, 2002. The predominant risk characteristics of the underlying mortgage loans used to stratify mortgage servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds.

         The excess of the fair value of mortgage servicing rights over the carrying value was $1.4 million and $4.8 million at March 31, 2003 and 2002, respectively, and $2.3 million at December 31, 2002. The decline in the fair value represents the declining mortgage interest rate environment in 2002 that resulted in a significant increase in the number of mortgages being prepaid or refinanced. In addition, the increased prepayment experience that occurred as a result of the reduced mortgage interest rate environment during 2002 resulted in a decline in the fair value of the remaining mortgage servicing rights. However, the decline in the fair value of the mortgage servicing rights did not result in the fair value being reduced below the carrying value at March 31, 2003.

         Amortization of mortgage servicing rights, as it relates to the balance at March 31, 2003 of $15.7 million, has been estimated through 2007 in the following table:

                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2003 (1)...........................................  $   3,875
                      2004...............................................      3,742
                      2005...............................................      3,649
                      2006...............................................      3,608
                      2007...............................................        804
                                                                           ---------
                         Total...........................................  $  15,678
                                                                           =========
                  -------------------------
                  (1) Includes $1.2 million of amortization for the three months ended March 31, 2003.

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                              Income         Shares        Per Share
                                                                             (numerator)   (denominator)      Amount
                                                                             -----------   -------------      ------
                                                                           (dollars in thousands, except per share data)

     Three Months Ended March 31, 2003:
         Basic EPS - income available to common stockholders.............    $ 18,835          23,661      $ 796.04
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192             599        (11.75)
                                                                             --------         -------      --------
         Diluted EPS - income available to common stockholders...........    $ 19,027          24,260      $ 784.29
                                                                             ========         =======      ========

     Three Months Ended March 31, 2002:
         Basic EPS - income available to common stockholders.............    $  7,804          23,661      $ 329.84
         Effect of dilutive securities:
           Class A convertible preferred stock...........................         192             696         (1.54)
                                                                             --------         -------      --------
         Diluted EPS - income available to common stockholders...........    $  7,996          24,357      $ 328.30
                                                                             ========         =======      ========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Title Guarantee LLC (First Title), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $113,000 and $84,000 for the three months ended March 31, 2003 and 2002, respectively, in commissions for policies purchased by First Banks or customers of the subsidiary bank from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $868,000 and $757,000 for the three months ended March 31, 2003 and 2002, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of the subsidiary bank.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiary bank. Fees paid under agreements with First Services, L.P. were $6.7 million for the three months ended March 31, 2003 and 2002. During the three months ended March 31, 2003 and 2002, First Services, L.P. paid First Banks $1.2 million and $898,000, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         During 2002, First Capital America, Inc., a corporation owned by First Banks' Chairman and members of his immediate family, received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for the subsidiary bank by the employees of First Capital America, Inc. Effective January 1, 2003, this relationship was discontinued.

         First Banks' subsidiary bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $12.6 million and $12.8 million at March 31, 2003 and December 31, 2002, respectively. First Banks' subsidiary bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

(7)      REGULATORY CAPITAL

         First Banks and its subsidiary bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and its subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2003, First Banks and its subsidiary bank were each well capitalized under the applicable regulations.

         As of March 31, 2003, the most recent notification from First Banks' primary regulator categorized First Banks and its subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and its subsidiary bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. At March 31, 2003 and December 31, 2002, First Banks' and its subsidiary bank's required and actual capital ratios were as follows:


                                                                Actual                                   To Be Well
                                                       ------------------------                       Capitalized Under
                                                       March 31,   December 31,      For Capital      Prompt Corrective
                                                        2003           2002       Adequacy Purposes   Action Provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   11.31%        10.68%            8.0%               10.0%
              First Bank..............................   10.65         10.75             8.0                10.0
              First Bank & Trust (1)..................      --         10.18             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    7.83          7.47             4.0                 6.0
              First Bank..............................    9.39          9.49             4.0                 6.0
              First Bank & Trust (1)..................      --          8.93             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................    6.83          6.45             3.0                 5.0
              First Bank..............................    8.20          7.79             3.0                 5.0
              First Bank & Trust (1) .................      --          8.26             3.0                 5.0
---------------------------
(1) First Bank & Trust was merged with and into First Bank on March 31, 2003.

(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is its subsidiary bank. The reportable business segment is consistent with the management structure of First Banks, the subsidiary bank and the internal reporting system that monitors performance.

         Through its branch network, the subsidiary bank provides similar products and services in its defined geographic areas. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, the subsidiary bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. The subsidiary bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by the business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within the bank's respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.


The business segment results are summarized as follows:

                                                                              Corporate,
                                                                               Other and
                                                                             Intercompany
                                                  First Bank             Reclassifications (1)        Consolidated Totals
                                            -------------------------   -----------------------     ------------------------
                                            March 31,    December 31,   March 31,  December 31,     March 31,   December 31,
                                              2003         2002 (2)       2003         2002           2003          2002
                                              ----         ----           ----         ----           ----          ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $  965,524     1,114,479         5,102       22,841        970,626     1,137,320
Loans, net of unearned discount.........   5,371,458     5,432,589            --           (1)     5,371,458     5,432,588
Goodwill................................     141,102       140,112            --           --        141,102       140,112
Total assets............................   7,223,079     7,357,155         6,051      (14,355)     7,229,130     7,342,800
Deposits................................   6,148,292     6,189,928       (44,698)     (17,108)     6,103,594     6,172,820
Note payable............................          --            --            --        7,000             --         7,000
Stockholders' equity....................     785,773       777,548      (257,179)    (258,507)       528,594       519,041
                                          ==========     =========     =========    =========      =========     =========


                                                                              Corporate,
                                                                               Other and
                                                                             Intercompany
                                                  First Bank             Reclassifications (1)       Consolidated Totals
                                            ----------------------     -----------------------     ------------------------
                                              Three Months Ended          Three Months Ended          Three Months Ended
                                                   March 31,                   March 31,                   March 31,
                                            ----------------------     -----------------------     ------------------------
                                              2003       2002 (2)        2003           2002         2003            2002
                                              ----       ----            ----           ----         ----            ----

Income statement information:

Interest income..........................   $ 99,528       106,608            79            4        99,607        106,612
Interest expense.........................     25,004        36,091         5,440        6,399        30,444         42,490
                                            --------       -------       -------    ---------      --------        -------
     Net interest income.................     74,524        70,517        (5,361)      (6,395)       69,163         64,122
Provision for loan losses................     11,000        13,000            --           --        11,000         13,000
                                            --------       -------       -------    ---------      --------        -------
     Net interest income
       after provision
       for loan losses...................     63,524        57,517        (5,361)      (6,395)       58,163         51,122
Noninterest income.......................     25,627        19,407         6,018         (572)       31,645         18,835
Noninterest expense......................     59,313        55,681           372        1,177        59,685         56,858
                                            --------       -------       -------    ---------      --------        -------
     Income before provision
       for income taxes
       and minority interest
       in income of subsidiary...........     29,838        21,243           285       (8,144)       30,123         13,099
Provision for income taxes...............     10,483         7,468           609       (2,697)       11,092          4,771
                                            --------       -------       -------    ---------      --------        -------
     Income before minority
       interest in income of
       subsidiary........................     19,355        13,775          (324)      (5,447)       19,031          8,328
Minority interest in income
   of subsidiary.........................         --            --            --          328            --            328
                                            --------       -------       -------    ---------      --------        -------
     Net income..........................   $ 19,355        13,775          (324)      (5,775)       19,031          8,000
                                            ========       =======       =======    =========      ========        =======

---------------------------
(1)  Corporate and other includes $5.4 million and $6.2 million of guaranteed preferred debentures  expense for the three months ended March 31, 2003 and 2002, respectively. The applicable income tax benefit associated  with  the  guaranteed  preferred debentures expense was $1.9 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively.
(2)  First Bank & Trust was merged with and into First Bank on March 31, 2003 as further described in Note 2 to our accompanying consolidated financial statements. Accordingly, the 2002 amounts have been restated to reflect this combination of entities under common control.

(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         On March 20, 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust subsidiary of First Banks, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.0 million of 8.10% junior subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $24.5 million. Distributions on FBST's preferred securities are payable quarterly in arrears, beginning March 31, 2003, and are included in interest expense in the consolidated statements of income. Distributions on FBST's preferred securities were $64,000 for the three months ended March 31, 2003.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5,000,000 to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2003 and December 31, 2002, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.

(11)     SUBSEQUENT EVENT

         On April 1, 2003,  First  Preferred  Capital Trust IV (First  Preferred
IV), a newly formed Delaware  business trust  subsidiary of First Banks,  issued
1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $44.2 million. Distributions on First Preferred IV's preferred securities are payable quarterly in arrears, beginning on June 30, 2003, and will be included in interest expense in the consolidated statements of income. First Banks utilized the entire net proceeds of the offering to redeem $88.9 million of 9.25% trust preferred securities issued by First Preferred Capital Trust in 1997. The remaining funds necessary were provided from available cash of approximately $20.2 million and the net proceeds of $24.5 million from FBST's issuance of additional trust preferred securities as described in Note 9 to our accompanying consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C. and the national response to those events as well as the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate a banking subsidiary with 152 branch offices throughout California, Illinois, Missouri and Texas. At March 31, 2003, we had total assets of $7.23 billion, loans, net of unearned discount, of $5.37 billion, total deposits of $6.10 billion and total stockholders' equity of $528.6 million.

         Through our subsidiary bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

         We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

         Primary responsibility for managing our subsidiary banking unit rests with its officers and directors. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiary bank. This practice allows us to achieve various operating efficiencies while allowing our subsidiary bank to focus on customer service.

                               Financial Condition

         Our total assets were $7.23 billion and $7.34 billion at March 31, 2003 and December 31, 2002, respectively. The decrease in total assets is primarily attributable to reduced loan demand and an anticipated level of attrition associated with low deposit rates offset by the acquisition of Bank of Ste. Genevieve on March 31, 2003, which provided assets of $115.1 million. Federal funds sold increased by $126.9 million due to the investment of excess funds resulting from reduced loan demand and maturities of investment securities. Investment securities decreased $166.7 million to $970.6 million at March 31, 2003 from $1.14 billion at December 31, 2002 primarily due to $388.6 million of maturities of available-for-sale investment securities and $17.9 million relating to the exchange of Allegiant Bancorp, Inc. common stock for a 100% ownership in Bank of Ste. Genevieve, offset by purchases of available-for-sale investment securities of $193.2 million and $797,000 in investment securities acquired with Bank of Ste. Genevieve. The net proceeds associated with the decline in investment securities were utilized primarily to fund our reduction in total deposits as further discussed below. The decrease in assets was also due to the decrease in loans, net of unearned discount, of $61.1 million, which is further discussed under "--Loans and Allowance for Loan Losses." In addition, other assets increased $11.2 million to $69.5 million at March 31, 2003 from $58.3 million at December 31, 2002. This increase is primarily due to an $8.2 million increase in other real estate as further discussed under "--Loans and Allowance for Loan Losses." Total deposits also decreased by $69.2 million to $6.10 billion at March 31, 2003 from $6.17 billion at December 31, 2002. The decrease primarily reflects an anticipated level of attrition associated with low deposit rates, continued aggressive competition within our market areas and normal cyclical trends typically experienced during the first quarter of each calendar year offset by the $93.7 million in deposits acquired from Bank of Ste. Genevieve. Short-term borrowings decreased $82.8 million to $182.9 million at March 31, 2003 from $265.6 million at December 31, 2002, primarily due to a $55.0 million reduction in federal funds purchased. Our note payable was fully repaid during the three months ended March 31, 2003 through dividends from our subsidiaries. Guaranteed preferred beneficial interests in subordinated debentures increased $24.6 million due primarily to the additional trust preferred securities issued by First Bank Statutory Trust on March 20, 2003, as more fully described in Note 9 to our consolidated financial statements. Furthermore, accrued expenses and other liabilities increased $17.8 million to $53.1 million at March 31, 2003 compared to $35.3 million at December 31, 2002. The increase primarily reflects an increase in accrued income taxes offset by the timing of certain payments. Accumulated other comprehensive income decreased $9.3 million to $51.2 million at March 31, 2003 from $60.5 million at December 31, 2002 due to $5.7 million associated with the change in unrealized gains on available-for-sale investment securities as accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, including the $6.3 million reversal of the unrealized gain attributable to the exchange of the Allegiant common stock, and $3.6 million associated with our derivative financial instruments as accounted for under SFAS No. 133.

                              Results of Operations

Net Income

         Net income was $19.0 million for the three months ended March 31, 2003, compared to $8.0 million for the comparable period in 2002. Results for the three months ended March 31, 2003 reflect increased net interest income and noninterest income offset by higher operating expenses. Included in the first quarter of 2003 was a gain of $6.3 million, before related income taxes, relating to the partial exchange of our investment in an unaffiliated financial institution for a 100% ownership in one of the unaffiliated financial institutions' banking subsidiaries. The increase in earnings in 2003 reflects our efforts to increase our net interest margin and improve our asset quality. Throughout 2002, we experienced higher-than-normal loan charge-offs, loan delinquencies and nonperforming loans that led to increased provisions for loan losses, thereby reducing net income. While we believe we were successful in addressing the asset quality problems during 2002, we are continuing to closely monitor our operations to address the ongoing challenges posed by the current economic environment, including reduced loan demand and lower prevailing interest rates. We experienced continuing growth of net interest income primarily resulting from the earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program, which mitigate the effects of decreasing interest rates. In addition, earning assets increased as a result of our acquisitions of Plains Financial Corporation in January 2002 and two Texas branch purchases in June 2002, which provided assets of $256.3 million and $63.7 million, respectively. Net interest income was also impacted by an increase in guaranteed preferred debentures expense resulting from the issuance of trust preferred securities by First Bank Capital Trust in April 2002 and First Bank Statutory Trust in March 2003. However, prevailing low interest rates, generally weaker loan demand and overall economic conditions continue to exert pressure on our net interest income.

         Noninterest income was $31.6 million and $18.8 million for the three months ended March 31, 2003 and 2002, respectively. The increase in noninterest income is primarily due to a $6.3 million gain on the exchange of common stock of Allegiant, held by us for a 100% ownership interest in Bank of Ste. Genevieve. The increase is also due to gains on mortgage loans sold, which increased $5.5 million, or 106.7%, to $10.7 million for the three months ended March 31, 2003 from $5.2 million for the comparable period in 2002. This increase reflects growth of our mortgage banking activities as well as high volumes of new originations and refinancings related to continued reductions in mortgage loan rates. Higher noninterest income for 2003 also reflects increases in service charges on deposit accounts and loan servicing fees.

         Operating expenses increased by $2.8 million to $59.7 million from $56.9 million for the three months ended March 31, 2003 and 2002, respectively. The increased operating expenses primarily result from increases in salaries and employee benefit expenses associated with acquisitions and staff realignments surrounding our core business strategies and a $1.1 million write-down on an operating lease associated with the commercial leasing business. These higher operating expenses, exclusive of the operating lease, are reflective of recently completed acquisitions and ongoing investments made in conjunction with the execution of our overall business plan.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $69.5 million, or 4.36% of average interest-earning assets, for the three months ended March 31, 2003, from $64.4 million, or 4.20% of average interest-earning assets, for the comparable period in 2002. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during 2002 as well as earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. As further discussed under "--Interest Rate Risk Management," for the three months ended March 31, 2003, these agreements provided net interest income of $15.0 million, in comparison to $11.2 million for the comparable period in 2002. The increase in net interest income, however, was partially offset by lower prevailing interest rates, generally weaker loan demand and overall economic conditions, which continue to exert pressure on our net interest income. Guaranteed preferred debentures expense was $5.4 million for the three months ended March 31, 2003, compared to $6.2 million for the comparable period in 2002. The decrease for 2003 primarily reflects the earnings associated with our interest rate swap agreements entered into in May and June of 2002 as further discussed under "--Interest Rate Risk Management," partially offset by the issuance of $25.0 million of additional trust preferred securities in April 2002 and on March 20, 2003.

         Average loans, net of unearned discount, were $5.36 billion for the three months ended March 31, 2003, in comparison to $5.50 billion for the comparable period in 2002. The yield on our loan portfolio also decreased to 6.87% for the three months ended March 31, 2003, in comparison to 7.32% for the comparable period in 2002. We attribute the decline in the average balance and yields primarily to general economic conditions resulting in continued weak loan demand and lower prevailing interest rates. The reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three months ended March 31, 2003, the aggregate weighted average rate paid on our deposit portfolio decreased to 1.91% from 2.89% for the comparable period in 2002. We attribute the decline in rates paid for the three months ended March 31, 2003 primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decline also reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers.

         The aggregate weighted average rate paid on our note payable was 14.07% for the three months ended March 31, 2003, compared to 3.07% for the comparable period in 2002. The increase in the weighted average rate paid for the three months ended March 31, 2003 primarily reflects increased commitment, arrangement and other fees paid during the first quarter to amend our secured credit agreement. Due to the small average balance outstanding on our note payable during the three months ended March 31, 2003, the timing of the recognition of these fees results in a disproportionate weighted average rate paid for the period. Amounts outstanding under our $45.0 million line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the Eurodollar rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate and in the outstanding balance of the note payable, which was fully repaid during the three months ended March 31, 2003. The aggregate weighted average rate paid on our short-term borrowings also declined for the three months ended March 31, 2003, as compared to the comparable period in 2002, reflecting the current interest rate environment.

         The aggregate weighted average rate paid on our guaranteed preferred debentures declined to 7.96% for the three months ended March 31, 2003, from 10.67% for the comparable period in 2002. The decreased rates primarily reflect the earnings impact of our interest rate swap agreements into in May and June of 2002.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2003 and 2002:

                                                                           Three Months Ended March 31,
                                                               -----------------------------------------------------
                                                                         2003                         2002
                                                               ------------------------     ------------------------
                                                                         Interest                    Interest
                                                               Average   Income/ Yield/     Average  Income/  Yield/
                                                               Balance   Expense  Rate      Balance  Expense   Rate
                                                               -------   -------  ----      -------   ------   ----
                                                                         (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3) (4) ................................   $5,359,976   90,737   6.87% $5,495,047   99,122   7.32%
    Investment securities (4) ............................      960,449    8,791   3.71     657,997    7,517   4.63
    Federal funds sold and other..........................      143,470      442   1.25      74,054      289   1.58
                                                             ----------  -------         ---------- --------
           Total interest-earning assets..................    6,463,895   99,970   6.27   6,227,098  106,928   6.96
                                                                         -------                    --------
Nonearning assets.........................................      722,369                     672,056
                                                             ----------                  ----------
           Total assets...................................   $7,186,264                   6,899,154
                                                             ==========                  ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...................   $  840,434    1,673   0.81% $  660,288    1,672   1.03%
       Savings deposits...................................    2,167,440    6,786   1.27   1,913,728    9,169   1.94
       Time deposits of $100 or more......................      457,368    3,685   3.27     505,237    5,290   4.25
       Other time deposits (3)............................    1,691,225   12,194   2.92   1,829,492   18,881   4.19
                                                             ----------  -------         ---------- --------
           Total interest-bearing deposits................    5,156,467   24,338   1.91   4,908,745   35,012   2.89
    Short-term borrowings.................................      181,427      602   1.35     175,869      917   2.11
    Notes payable.........................................        3,919      136  14.07      46,063      349   3.07
    Guaranteed preferred debentures (3)...................      273,465    5,368   7.96     236,081    6,212  10.67
                                                             ----------  -------         ---------- --------
           Total interest-bearing liabilities.............    5,615,278   30,444   2.20   5,366,758   42,490   3.21
                                                                         -------                    --------
Noninterest-bearing liabilities:
    Demand deposits.......................................      927,147                     938,796
    Other liabilities.....................................      116,794                     142,829
                                                             ----------                  ----------
           Total liabilities..............................    6,659,219                   6,448,383
Stockholders' equity......................................      527,045                     450,771
                                                             ----------                  ----------
           Total liabilities and stockholders' equity.....   $7,186,264                  $6,899,154
                                                             ==========                  ==========
Net interest income.......................................                69,526                      64,438
                                                                         =======                    ========
Interest rate spread......................................                         4.07%                       3.75%
Net interest margin (5)...................................                         4.36                        4.20
                                                                                  =====                       =====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $363,000 and $316,000 for the three months ended March 31, 2003 and 2002, respectively.
(5)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Provision for Loan Losses

         The provision for loan losses was $11.0 million and $13.0 million for the three months ended March 31, 2003 and 2002, respectively. During the first quarter of 2002, we experienced an increasing level of problem loans and related loan charge-offs and past due loans resulting from the economic conditions within our markets, additional problems identified in two acquired loan portfolios and continuing deterioration in the portfolio of leases to the airline industry necessitating a higher provision for loan losses than prior periods. While net loan charge-offs decreased to $2.5 million for the three months ended March 31, 2003, compared to $11.8 million for the comparable period in 2002; nonperforming assets at March 31, 2003 increased to $86.9 million from $82.8 million at December 31, 2002 and $67.8 million at March 31, 2002. In recognition of this, our allowance for loan losses increased to $108.7 million at March 31, 2003, compared to $99.4 million at December 31, 2002 and $99.7 million at March 31, 2002. Management expects nonperforming assets to remain at the higher levels experienced over the past year and considers these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $31.6 million and $18.8 million for the three months ended March 31, 2003 and 2002, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gain on sales of available-for-sale investment securities, net gains and losses on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees were $8.6 million and $6.5 million for the three months ended March 31, 2003 and 2002, respectively. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2002;

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

         The gain on mortgage loans sold and held for sale was $10.7 million and $5.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase reflects the growth of our mortgage banking activities as well as continued reductions in mortgage loan rates, resulting in high volumes of new originations and refinancings.

         During the three months ended March 31, 2003, we recorded a $6.3 million gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership in Bank of Ste. Genevieve as further discussed in Note 2 to our consolidated financial statements.

         The net gain on derivative instruments was $7,000 for the three months ended March 31, 2003 compared to a net loss of $339,000 for the comparable period in 2002, reflecting changes in the fair value of our interest rate cap agreements and fair value hedges.

         Other income was $4.8 million and $6.1 million for the three months ended March 31, 2003 and 2002, respectively. The primary components of this decrease were:

         >> a decline of approximately $507,000 in loan servicing fees due to increased amortization of mortgage servicing rights and a higher level of interest shortfall;

         >> a gain of approximately $448,000 recorded in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

         >>    a  decline  of  approximately   $156,000  in  brokerage   revenue
               primarily associated with overall market conditions and customer demand;

         >>   a decline of approximately  $131,000 in rental income  associated with our commercial leasing activities; offset by

         >> increased rental fees from First Services, L.P. of approximately $272,000 for the use of data processing and other equipment owned by First Banks;

         >>    increased  portfolio   management  fee  income  of  approximately
               $165,000 associated our Institutional Money Management division;

         >> an increase of approximately $147,000 in trust department fees due to higher charges associated with management of accounts;

         >> increased earnings associated with our international banking products; and

         >>    our acquisitions completed during 2002.

Noninterest Expense

         Noninterest expense was $59.7 million and $56.9 million for the three months ended March 31, 2003 and 2002, respectively. The increase reflects the noninterest expense of our acquisitions completed during 2002 as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses, legal, examination and professional fees and other expense offset by a decline in information technology fees and communications expenses.

         Salaries and employee benefits were $29.4 million and $27.3 million for the three ended March 31, 2003 and 2002, respectively. We primarily associate the increase with our 2002 acquisitions, higher commissions paid to mortgage loan originators due to continued higher loan volumes, and staff realignments surrounding our core business strategies. However, the increase also reflects higher salary and employee benefit costs associated with employing and retaining qualified personnel.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.5 million and $8.8 million for the three months ended March 31, 2003 and 2002, respectively. We primarily attribute the increase to our acquisitions, technology expenditures for equipment, the relocation of certain branches and operational areas, increased depreciation expense associated with capital expenditures and the continued expansion and renovation of various corporate and branch offices.

         Information technology fees were $8.0 million and $8.1 million for the three months ended March 31, 2003 and 2002, respectively. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the decline in fees to expenses associated with the data processing conversions of acquisitions completed in the first quarter of 2002 offset by growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $1.6 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. We primarily attribute the increase in these fees to the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $532,000 and $482,000 for the three months ended March 31, 2003 and 2002, respectively. The increase is due to goodwill and core deposit intangibles associated with our 2002 acquisitions.

         Other expense was $7.4 million and $6.9 million for the three months ended March 31, 2003 and 2002, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. Included in other expense for the three months ended March 31, 2003 and 2002 were write-downs of $1.1 million and $1.3 million, respectively, on two operating leases associated with our commercial leasing business. We attribute the majority of the increase in other expense for the three months ended March 31, 2003 to:

         >> increased other real estate expenditures of approximately $832,000 primarily associated with the operation of a residential and recreational development property transferred to other real estate in January 2003;

         >>    expenses associated with our acquisitions  completed during 2002;
               and

         >>    continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $11.1 million and $4.8 million for the three months ended March 31, 2003 and 2002, representing an effective income tax rate of 36.8% and 36.4%, respectively. The increase in the effective income tax rate reflects an increase in the amount of our state tax liability.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                     March 31, 2003             December 31, 2002
                                                                -----------------------      -----------------------
                                                                 Notional       Credit       Notional       Credit
                                                                  Amount       Exposure       Amount       Exposure
                                                                  ------       --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       2,299      1,050,000         2,179
         Fair value hedges....................................     326,200       8,976        301,200        11,449
         Interest rate cap agreements.........................     450,000          27        450,000            94
         Interest rate lock commitments.......................     126,000          --         89,000            --
         Forward commitments to sell
             mortgage-backed securities.......................     259,000          --        235,000            --
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

         During the three months ended March 31, 2003 and 2002, the net interest income realized on our derivative financial instruments was $15.0 million and $11.2 million, respectively. The increase is primarily due to interest income associated with the additional swap agreements entered into during May and June 2002 as well as the decline in prevailing interest rates. In addition, we realized a net gain on derivative instruments, which is included in noninterest income, of $7,000 for the three months ended March 31, 2003, compared to a net loss of $339,000 for the comparable period in 2002, which reflects changes in the fair value of our interest rate cap agreements and fair value hedges.

     Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. The amount receivable by us under the swap agreements was $3.2 million and $3.1 million at March 31, 2003 and December 31, 2002, respectively, and the amount payable by us was $860,000 at March 31, 2003 and $888,000 at December 31, 2002, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2003 and December 31, 2002 were as follows:

                                                                  Notional   Interest Rate  Interest Rate    Fair
                          Maturity Date                            Amount        Paid         Received       Value
                          -------------                            ------        ----         --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2003:
             March 14, 2004..................................  $  150,000        1.45%         3.93%     $   3,656
             September 20, 2004..............................     600,000        1.55          6.78         44,375
             March 21, 2005..................................     200,000        1.43          5.24         13,280
             April 2, 2006...................................     100,000        1.43          5.45          9,017
                                                               ----------                                ---------
                                                               $1,050,000        1.50          5.95      $  70,328
                                                               ==========       =====         =====      =========

         December 31, 2002:
             March 14, 2004..................................  $  150,000        1.45%         3.93%     $   4,130
             September 20, 2004..............................     600,000        1.55          6.78         48,891
             March 21, 2005..................................     200,000        1.43          5.24         13,843
             April 2, 2006...................................     100,000        1.43          5.45          9,040
                                                               ----------                                ---------
                                                               $1,050,000        1.50          5.95      $  75,904
                                                               ==========       =====         =====      =========

     Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $2.5 million and $5.2 million at March 31, 2003 and December 31, 2002, respectively, and the amount payable by us under the swap agreements was $632,000 and $821,000 at March 31, 2003 and December 31, 2002, respectively.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. In addition, on March 31, 2003, we entered into $25.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55%. The underlying hedged liabilities are a portion of our guaranteed preferred beneficial interests in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at March 31, 2003 or December 31, 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this swap agreement in December 2002.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of March 31, 2003 and December 31, 2002 were as follows:

                                                                  Notional  Interest Rate  Interest Rate    Fair
                          Maturity Date                            Amount       Paid         Received       Value
                          -------------                            ------       ----         --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2003:
             January 9, 2004..................................  $  50,000        1.39%         5.37%      $  1,587
             January 9, 2006..................................    150,000        1.39          5.51         13,476
             June 30, 2028....................................     46,000        3.77          8.50            327
             December 31, 2031................................     55,200        3.70          9.00          4,646
             March 20, 2033...................................     25,000        3.84          8.10           (256)
                                                                ---------                                 --------
                                                                $ 326,200        2.30          6.70       $ 19,780
                                                                =========       =====         =====       ========

         December 31, 2002:
             January 9, 2004..................................  $  50,000        1.76%         5.37%      $  1,972
             January 9, 2006..................................    150,000        1.76          5.51         13,476
             June 30, 2028....................................     46,000        3.77          8.50            495
             December 31, 2031................................     55,200        4.10          9.00          4,688
                                                                ---------                                 --------
                                                                $ 301,200        2.49          6.58       $ 20,631
                                                                =========       =====         =====       ========

    Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements designated as cash flow hedges that mature on September 20, 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At March 31, 2003 and December 31, 2002, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $27,000 and $94,000, respectively.

Pledged Collateral

         At March 31, 2003 and December 31, 2002, we had pledged investment securities available for sale with a carrying value of $5.8 million in connection with our interest rate swap agreements. In addition, at March 31, 2003, and December 31, 2002, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $89.8 million and $99.1 million, respectively. We are permitted by contract to sell or repledge the investment securities held as collateral from our counterparties, however, at March 31, 2003 and December 31, 2001, we had not done so.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary bank. Interest and fees on loans were 91.0% and 92.9% of total interest income for the three months ended March 31, 2003 and 2002, respectively. Total loans, net of unearned discount, decreased to $5.37 billion, or 74.3% of total assets, at March 31, 2003, compared to $5.43 billion, or 74.0% of total assets, at December 31, 2002. Exclusive of our acquisition of Bank of Ste. Genevieve, which provided loans, net of unearned discount, of $42.9 million, loans decreased $104.0 million at March 31, 2003 compared to December 31, 2002. The decrease primarily results from:

         >> weaker loan demand from our commercial customers, which is indicative of the current economic conditions prevalent within most of our markets;

         >> declines in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during 2002;

         >> continued declines in our lease financing portfolio consistent with the discontinuation of the operations of First Capital Group, Inc. during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy focus with respect to leasing activities;

         >> continued declines in our consumer and installment portfolio reflecting reductions in new loan volumes and the repayment of principal on our existing portfolio; and

         >> a decline of approximately $64.0 million in loans held for sale resulting primarily from the timing of sales in the secondary mortgage market.

          Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                    March 31,     December 31,
                                                                                      2003            2002
                                                                                      ----            ----
                                                                                (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    19,010          15,787
         Real estate construction and development:
              Nonaccrual.....................................................          9,465          23,378
         Real estate mortgage:
          One-to-four family residential:
              Nonaccrual.....................................................         19,694          14,833
              Restructured terms.............................................             14              15
          Multi-family residential loans:
              Nonaccrual.....................................................            724             772
          Commercial real estate loans:
              Nonaccrual.....................................................          8,191           8,890
              Restructured terms.............................................             --           1,907
          Lease financing:
              Nonaccrual.....................................................         13,300           8,723
          Consumer and installment:
              Nonaccrual.....................................................            655             860
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         71,053          75,165
         Other real estate...................................................         15,857           7,609
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    86,910          82,774
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,371,458       5,432,588
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     6,099           4,635
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................           2.02%           1.83%
              Nonperforming loans to loans...................................           1.32            1.38
              Allowance for loan losses to nonperforming loans...............         152.98          132.29
              Nonperforming assets to loans and other real estate............           1.61            1.52
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $71.1 million at March 31, 2003, in comparison to $75.2 million at December 31, 2002. Loan charge-offs were $8.7 million for the three months ended March 31, 2003 and $16.4 million for the comparable period in 2002, reflecting the general slowdown in economic conditions. Consistent with the general economic slow down experienced within our primary markets, we anticipate that the higher trends in nonperforming and delinquent loans and charge-offs will continue in the near future. Other real estate increased $8.2 million to $15.9 million at March 31, 2003 compared to $7.6 million at December 31, 2002 primarily due to the addition of a $10.0 million residential and recreational development property that had previously been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management.

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine an acceptable level of allowance for loan losses. We derive these factors from our actual loss experience and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           2003             2002
                                                                                           ----             ----
                                                                                     (dollars expressed in thousands)

         Allowance for loan losses, beginning of period...............................    $  99,439       97,164
         Acquired allowances for loan losses..........................................          757        1,366
                                                                                          ---------      -------
                                                                                            100,196       98,530
         Loans charged-off............................................................       (8,737)     (16,408)
         Recoveries of loans previously charged-off...................................        6,237        4,561
                                                                                          ---------      -------
         Net loan charge-offs.........................................................       (2,500)     (11,847)
                                                                                          ---------      -------
         Provision for loan losses....................................................       11,000       13,000
                                                                                          ---------      -------
         Allowance for loan losses, end of period.....................................    $ 108,696       99,683
                                                                                          =========      =======

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary bank is the ability to maintain a cash flow, which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $621.9 million and $742.5 million at March 31, 2003 and December 31, 2002, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our note payable, at March 31, 2003:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings         Total
                                                                 -------------------     ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................   $   143,196          169,343           312,539
         Over three months through six months.....................        91,298               --            91,298
         Over six months through twelve months....................        72,634            5,000            77,634
         Over twelve months.......................................       131,852            8,548           140,400
                                                                     -----------        ---------         ---------
              Total...............................................   $   438,980          182,891           621,871
                                                                     ===========        =========         =========

         In addition to these sources of funds, our subsidiary bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2003 and December 31, 2002, the borrowing capacity of our subsidiary bank under the agreement was approximately $389.7 million and $1.22 billion, respectively. In addition, our subsidiary bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $184.7 million and $223.6 million at March 31, 2003 and December 31, 2002, respectively. The decline in these borrowing capacities at March 31, 2003 is attributable to the merger of our wholly owned bank subsidiaries, First Bank and First Bank & Trust, on March 31, 2003, which created a temporary reduction in borrowing capacity necessitated by the movement of the pledged assets to the appropriate Federal Reserve Bank and Federal Home Loan Bank governing the combined entity. At April 30, 2003, our subsidiary bank's borrowing capacity with the Federal Reserve Bank was $1.42 billion, reflecting completion of the movement of the pledged assets. Exclusive of the Federal Home Loan Bank advances outstanding of $15.5 million and $14.0 million at March 31, 2003 and December 31, 2002, respectively, our subsidiary bank had no amounts outstanding under either of these agreements at March 31, 2003 and December 31, 2002.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2003 are as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than     Over
                                                               1 Year          5 Years       5 Years       Total
                                                               ------          -------       -------       -----
                                                                          (dollars expressed in thousands)

         Operating leases.................................  $     6,669        22,126        21,708          50,503
         Certificates of deposit..........................    1,430,295       703,864           460       2,134,619
         Guaranteed preferred beneficial interest
              in subordinated debentures..................           --            --       294,624         294,624
         Federal Home Loan Bank advances..................        7,000         6,000         2,548          15,548
                                                            ===========      ========      ========      ==========

         Management believes the available liquidity and operating results of our subsidiary bank will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust, First America Capital Trust, First Preferred Capital Trust II, First Preferred Capital Trust III, First Bank Capital Trust and First Bank Statutory Trust.

                       Effects of New Accounting Standards

         In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146-- Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3-- Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. On January 1, 2003, we implemented SFAS No. 146, which did not have a material effect on our consolidated financial statements.

         In  November  2002,  the FASB  issued  FASB  Interpretation  No.  45 --
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have implemented the requirements of FASB Interpretation No. 45 and determined they did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

         On April 30, 2003, the FASB issued SFAS No. 149 -- Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 should be applied prospectively. We are currently evaluating the requirements of SFAS No. 149 and do not believe they will have a material effect on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.3% of net interest income, based on assets and liabilities at December 31, 2002. At March 31, 2003, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002, is reflected in our net interest margin for the three months ended March 31, 2003 as compared to the comparable period in 2002 and further discussed under "--Results of Operations." During the three months ended March 31, 2003, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

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

                           Part II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


     Exhibit Number                          Description
     --------------                          -----------

        10.11         Indenture  between First Banks, Inc., as Issuer, and U. S.
                      Bank National Association as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit
                      10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.12 Amended and Restated Declaration o f Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.13 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.14 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.15 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to
                      Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.16 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.17 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to
                      Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.18 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to
                      Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

        10.19 Service Agreement by and between First Services, L.P. and First Bank, dated December 30, 2002 - filed herewith.

        99.1 Certification of Periodic Report - Chief Executive officer and Chief Financial Officer - filed herewith.

(b) We filed a current report on Form 8-K on January 3, 2003. Item 5 of the report references a press release announcing completion on December 31, 2002 of the buyout of the publicly held common shares of First Banks America, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST BANKS, INC.



May 14, 2003                    By: /s/ Allen H. Blake
                                   ---------------------------------------------
                                        Allen H. Blake
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial and
                                        Accounting Officer)

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


Date: May 14, 2003
                                FIRST BANKS, INC.



                                By: /s/ Allen H. Blake
                                    --------------------------------------------
                                        Allen H. Blake
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)

                                                                   Exhibit 99.1



                        CERTIFICATION OF PERIODIC REPORT


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 14, 2003                    /s/  Allen H. Blake
                                        ----------------------------------------
                                             Allen H. Blake
                                             President, Chief Executive Officer
                                             and Chief Financial Officer