Form 10-Q
period 2003-06-30
FIRST BANKS INC
filed 2003-08-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes              No    X
                              --------        --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                   Shares Outstanding
                      Class                         at July 31, 2003
                      -----                         ----------------

         Common Stock, $250.00 par value                 23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                      Page
                                                                                                      ----

PART I.       FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS - (UNAUDITED):

              CONSOLIDATED BALANCE SHEETS.........................................................      1

              CONSOLIDATED STATEMENTS OF INCOME...................................................      3

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  AND COMPREHENSIVE INCOME........................................................      4

              CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................      5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................      6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.......................................................     14

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................     28

   ITEM 4.    CONTROLS AND PROCEDURES.............................................................     29

PART II.      OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................     30

SIGNATURES........................................................................................     31



                                                    PART I - FINANCIAL INFORMATION
                                                    ITEM 1 - FINANCIAL STATEMENTS

                                                           FIRST BANKS, INC.

                                                        CONSOLIDATED BALANCE SHEETS
                                     (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,       December 31,
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                       (unaudited)

                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    165,354         194,519
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          2,786             832
     Federal funds sold............................................................        116,100           7,900
                                                                                      ------------     -----------
          Total cash and cash equivalents..........................................        284,240         203,251
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        860,462       1,120,894
     Held to maturity, at amortized cost (fair value of $14,104 and $16,978
       at June 30, 2003 and December 31, 2002, respectively).......................         13,486          16,426
                                                                                      ------------     -----------
          Total investment securities..............................................        873,948       1,137,320
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,401,159       1,443,016
     Real estate construction and development......................................      1,066,585         989,650
     Real estate mortgage..........................................................      2,442,267       2,444,122
     Lease financing...............................................................         97,622         126,738
     Consumer and installment......................................................         87,438          86,763
     Loans held for sale...........................................................        299,254         349,965
                                                                                      ------------     -----------
          Total loans..............................................................      5,394,325       5,440,254
     Unearned discount.............................................................         (8,726)         (7,666)
     Allowance for loan losses.....................................................       (107,848)        (99,439)
                                                                                      ------------     -----------
          Net loans................................................................      5,277,751       5,333,149
                                                                                      ------------     -----------

Derivative instruments.............................................................         88,239          97,887
Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................        146,979         152,418
Goodwill...........................................................................        142,167         140,112
Bank-owned life insurance..........................................................         95,022          92,616
Accrued interest receivable........................................................         33,515          35,638
Deferred income taxes..............................................................         87,846          92,157
Other assets.......................................................................         69,532          58,252
                                                                                      ------------     -----------
          Total assets.............................................................   $  7,099,239       7,342,800
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





                                                           FIRST BANKS, INC.

                                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (dollars expressed in thousands, except share and per share data)


                                                                                        June 30,       December 31,
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                       (unaudited)

                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $  1,041,668         986,674
       Interest-bearing............................................................        846,030         819,429
     Savings.......................................................................      2,107,417       2,176,616
     Time:
       Time deposits of $100 or more...............................................        416,192         469,904
       Other time deposits.........................................................      1,603,479       1,720,197
                                                                                      ------------     -----------
          Total deposits...........................................................      6,014,786       6,172,820
Short-term borrowings..............................................................        197,410         265,644
Note payable.......................................................................         34,500           7,000
Guaranteed preferred beneficial interests in
     subordinated debentures.......................................................        210,701         270,039
Accrued interest payable...........................................................          9,395          11,751
Deferred income taxes..............................................................         51,104          61,204
Accrued expenses and other liabilities.............................................         42,826          35,301
                                                                                      ------------     -----------
          Total liabilities........................................................      6,560,722       6,823,759
                                                                                      ------------     -----------

                                         STOCKHOLDERS' EQUITY
                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding.............................................................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Additional paid-in capital.........................................................          5,910           5,910
Retained earnings..................................................................        467,092         433,689
Accumulated other comprehensive income.............................................         46,537          60,464
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        538,517         519,041
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  7,099,239       7,342,800
                                                                                      ============     ===========


                                                          FIRST BANKS, INC.

                                            CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                                        (dollars expressed in thousands, except per share data)


                                                                            Three Months Ended    Six Months Ended
                                                                                 June 30,             June 30,
                                                                            ------------------    -----------------
                                                                               2003      2002      2003       2002
                                                                               ----      ----      ----       ----
Interest income:
     Interest and fees on loans............................................ $ 89,680    98,782    180,292   197,824
     Investment securities.................................................    8,278     7,868     16,831    15,149
     Federal funds sold and other..........................................      312       653        754       942
                                                                            --------  --------   --------  --------
          Total interest income............................................   98,270   107,303    197,877   213,915
                                                                            --------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    1,478     2,281      3,151     3,953
       Savings.............................................................    5,785     9,265     12,571    18,434
       Time deposits of $100 or more.......................................    3,336     4,889      7,021    10,179
       Other time deposits.................................................   11,088    16,970     23,282    35,851
     Short-term borrowings.................................................      519       912      1,121     1,829
     Note payable..........................................................       50       181        186       530
     Guaranteed preferred debentures.......................................    5,001     7,117     10,369    13,329
                                                                            --------  --------   --------  --------
          Total interest expense...........................................   27,257    41,615     57,701    84,105
                                                                            --------  --------   --------  --------
          Net interest income..............................................   71,013    65,688    140,176   129,810
Provision for loan losses..................................................   10,000    12,000     21,000    25,000
                                                                            --------  --------   --------  --------
          Net interest income after provision for loan losses..............   61,013    53,688    119,176   104,810
                                                                            --------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    9,005     7,014     17,649    13,494
     Gain on mortgage loans sold and held for sale.........................   10,058     7,292     20,736    12,459
     Net gain on sales of available-for-sale investment securities.........      307        --      6,566        92
     Bank-owned life insurance investment income...........................    1,433     1,526      2,704     2,813
     Net gain (loss) on derivative instruments.............................      419        90        426      (249)
     Other.................................................................    4,209     4,607      8,995    10,755
                                                                            --------  --------   --------  --------
          Total noninterest income.........................................   25,431    20,529     57,076    39,364
                                                                            --------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits........................................   31,500    28,895     60,859    56,156
     Occupancy, net of rental income.......................................    5,549     4,964     10,483     9,636
     Furniture and equipment...............................................    4,535     4,396      9,104     8,539
     Postage, printing and supplies........................................    1,292     1,317      2,598     2,859
     Information technology fees...........................................    8,409     8,497     16,442    16,597
     Legal, examination and professional fees..............................    2,165     2,106      3,771     3,597
     Amortization of intangibles associated with
       the purchase of subsidiaries........................................      658       482      1,190       964
     Communications........................................................      668       908      1,273     1,704
     Advertising and business development..................................      925     1,507      2,234     2,951
     Other.................................................................    8,350     6,148     15,782    13,075
                                                                            --------  --------   --------  --------
          Total noninterest expense........................................   64,051    59,220    123,736   116,078
                                                                            --------  --------   --------  --------
          Income before provision for income taxes and
              minority interest in income of subsidiary....................   22,393    14,997     52,516    28,096
Provision for income taxes.................................................    7,693     5,328     18,785    10,099
                                                                            --------  --------   --------  --------
          Income before minority interest in income of subsidiary .........   14,700     9,669     33,731    17,997
Minority interest in income of subsidiary..................................       --       301         --       629
                                                                            --------  --------   --------  --------
          Net income.......................................................   14,700     9,368     33,731    17,368
Preferred stock dividends..................................................      132       132        328       328
                                                                            --------  --------   --------  --------
          Net income available to common stockholders...................... $ 14,568     9,236     33,403    17,040
                                                                            ========  ========   ========  ========

Basic earnings per common share............................................ $ 615.70    390.35   1,411.74    720.18
                                                                            ========  ========   ========  ========

Diluted earnings per common share.......................................... $ 606.04    384.48   1,390.06    712.75
                                                                            ========  ========   ========  ========

Weighted average common stock outstanding..................................   23,661    23,661     23,661    23,661
                                                                            ========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                          FIRST BANKS, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                            Six Months Ended June 30, 2003 and 2002 and Six Months Ended December 31, 2002
                                        (dollars expressed in thousands, except per share data)



                                                     Adjustable Rate                                        Accu-
                                                     Preferred Stock                                        mulated
                                                     ---------------                                        Other     Total
                                                   Class A                     Additional Compre-           Compre-   Stock-
                                                   Conver-              Common  Paid-In   hensive Retained  hensive   holders'
                                                    tible     Class B   Stock   Capital   Income  Earnings  Income    Equity
                                                    -----     -------   -----   -------   ------  --------  ------    ------

Consolidated balances, December 31, 2001.........  $12,822      241    5,915     6,074            389,308   34,297  448,657
Six months ended June 30, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   17,368    17,368       --   17,368
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    7,620        --    7,620    7,620
        Derivative instruments:
          Current period transactions............       --       --       --        --    6,397        --    6,397    6,397
                                                                                         ------
      Comprehensive income.......................                                        31,385
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (116)                --       --     (116)
                                                   -------     ----    -----     -----            -------   ------  -------
Consolidated balances, June 30, 2002.............   12,822      241    5,915     5,958            406,348   48,314  479,598
Six months ended December 31, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   27,799    27,799       --   27,799
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    1,289        --    1,289    1,289
        Derivative instruments:
          Current period transactions............       --       --       --        --   10,861        --   10,861   10,861
                                                                                         ------
      Comprehensive income.......................       --       --       --        --   39,949
                                                                                         ======
    Class A preferred stock dividends,
        $0.70 per share..........................       --       --       --        --               (448)      --     (448)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --        --                (10)      --      (10)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --       (48)                --       --      (48)
                                                   -------     ----    -----     -----            -------   ------  -------
Consolidated balances, December 31, 2002.........   12,822      241    5,915     5,910            433,689   60,464  519,041
Six months ended June 30, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   33,731    33,731       --   33,731
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (6,288)       --   (6,288)  (6,288)
        Derivative instruments:
          Current period transactions............       --       --       --        --   (7,639)       --   (7,639)  (7,639)
                                                                                         ------
      Comprehensive income.......................                                        19,804
                                                                                         ======
    Class A preferred stock dividends,
        $0.50 per share..........................       --       --       --        --               (321)      --     (321)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --        --                 (7)      --       (7)
                                                   -------     ----    -----     -----            -------   ------  -------

Consolidated balances, June 30, 2003.............  $12,822      241    5,915     5,910            467,092   46,537  538,517
                                                   =======     ====    =====     =====            =======   ======  =======

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                        Three Months Ended  Six Months Ended     Six Months Ended
                                                                              June 30,          June 30,           December 31,
                                                                        ------------------  ----------------
                                                                          2003      2002     2003     2002             2002
                                                                          ----      ----     ----     ----             ----

     Unrealized (losses) gains on investment securities
        arising during the period..............................           $(430)   7,086   (2,020)   7,680            1,288
     Less reclassification adjustment for gains
        (losses) included in net income........................             200       --    4,268       60               (1)
                                                                          -----    -----   ------   ------            -----

     Unrealized (losses) gains on investment securities........           $(630)   7,086   (6,288)   7,620            1,289
                                                                          =====    =====   ======    =====            =====

The accompanying notes are an integral part of the consolidated financial statements.



                                                          FIRST BANKS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                   (dollars expressed in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             -----------------------
                                                                                               2003           2002
                                                                                               ----           ----

Cash flows from operating activities:
     Net income........................................................................... $   33,731        17,368
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.......................      9,713         9,261
       Amortization, net of accretion.....................................................     11,706         7,020
       Originations and purchases of loans held for sale.................................. (1,190,559)     (806,713)
       Proceeds from the sale of loans held for sale......................................  1,125,264       757,023
       Provision for loan losses..........................................................     21,000        25,000
       Provision for income taxes.........................................................     18,785        10,099
       Payments of income taxes...........................................................    (18,804)      (15,792)
       Decrease (increase)in accrued interest receivable..................................      2,810          (218)
       Interest accrued on liabilities....................................................     57,701        84,105
       Payments of interest on liabilities................................................    (60,201)      (81,341)
       Gain on mortgage loans sold and held for sale......................................    (20,736)      (12,459)
       Net gain on sales of available-for-sale investment securities......................     (6,566)          (92)
       Net (gain) loss on derivative instruments..........................................       (426)          249
       Other operating activities, net....................................................      5,376         3,147
       Minority interest in income of subsidiary..........................................         --           629
                                                                                           ----------     ---------
          Net cash used in operating activities...........................................    (11,206)       (2,714)
                                                                                           ----------     ---------

Cash flows from investing activities:
     Cash received for acquired entities, net of cash
       and cash equivalents...............................................................     14,870        44,097
     Proceeds from sales of investment securities available for sale......................    120,784           192
     Maturities of investment securities available for sale...............................    600,347       398,629
     Maturities of investment securities held to maturity.................................      3,024         2,405
     Purchases of investment securities available for sale................................   (324,419)     (416,673)
     Purchases of investment securities held to maturity..................................       (102)       (2,260)
     Net decrease in loans................................................................     21,830       118,128
     Recoveries of loans previously charged-off...........................................     10,317         8,297
     Purchases of bank premises and equipment.............................................     (1,858)       (7,621)
     Other investing activities, net......................................................      4,369         4,721
                                                                                           ----------     ---------
          Net cash provided by investing activities.......................................    449,162       149,915
                                                                                           ----------     ---------

Cash flows from financing activities:
     (Decrease) increase in demand and savings deposits...................................    (38,337)       58,743
     Decrease in time deposits............................................................   (212,505)     (114,739)
     Decrease in federal funds purchased..................................................    (55,000)      (81,000)
     Decrease in Federal Home Loan Bank advances..........................................     (3,165)       (4,600)
     (Decrease) increase in securities sold under agreements to repurchase................    (11,617)       23,267
     Advances drawn on note payable.......................................................     34,500        36,500
     Repayments of note payable...........................................................     (7,000)      (54,000)
     Proceeds from issuance of guaranteed preferred beneficial interests
       in subordinated debentures.........................................................     68,735        24,233
     Payments for redemption of guaranteed preferred beneficial
       interests in subordinated debentures...............................................   (132,250)           --
     Payment of preferred stock dividends.................................................       (328)         (328)
                                                                                           ----------     ---------
          Net cash used in financing activities...........................................   (356,967)     (111,924)
                                                                                           ----------     ---------
          Net increase in cash and cash equivalents.......................................     80,989        35,277
Cash and cash equivalents, beginning of period............................................    203,251       241,874
                                                                                           ----------     ---------
Cash and cash equivalents, end of period.................................................. $  284,240       277,151
                                                                                           ==========     =========

Noncash investing and financing activities:
     Loans transferred to other real estate............................................... $   10,850         1,622
     Loans held for sale transferred to loans.............................................      7,066         2,741
                                                                                           ==========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2002 amounts have been made to conform to the 2003 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

  (2) ACQUISITIONS, ACQUISITION AND INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On March 31, 2003, First Banks completed its acquisition of Bank of Ste. Genevieve, Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc. (Allegiant) in exchange for approximately 974,150 shares of Allegiant common stock that were previously held by First Banks. The purpose of the acquisition was to further expand the Company's Midwest banking franchise. First Banks continues to own approximately 232,000 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. At the time of the transaction, Bank of Ste. Genevieve had $115.1 million in total assets, $42.9 million in loans, net of unearned discount, $797,000 in investment securities, $93.7 million in deposits and operated two banking locations. The transaction was accounted for using the purchase method of accounting. First Banks recorded a gain of $6.3 million on the exchange of the common stock and goodwill of approximately $2.1 million, which is not expected to be deductible for tax purposes. The core deposit intangibles, which are expected to be deductible for tax purposes, were approximately $3.5 million and will be amortized over seven years utilizing the straight-line method. Bank of Ste. Genevieve was merged with and into First Bank. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been presented for the aforementioned transaction.

         On March 31, 2003, First Banks completed the merger of its two wholly-owned bank subsidiaries, First Bank and First Bank & Trust, to allow certain administrative and operational economies not available while the two banks maintained separate charters.

         We accrue certain costs associated with our acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over various time periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date. The balance of our accrued severance of $1.9 million identified in the following table is comprised of contractual obligations under salary continuation agreements to 11 individuals and have remaining terms ranging from six months to approximately 13 years. As the obligation to make payments under these agreements are accrued at the consummation dates, such payments do not have any impact on our consolidated statements of income.

         A summary of the cumulative acquisition and integration costs attributable to our acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in our consolidated financial statements.



                                                                                        Information
                                                                   Severance          Technology Fees        Total
                                                                   ---------          ---------------        -----
                                                                            (dollars expressed in thousands)

Balance at December 31, 2002.....................................  $  2,351                  28               2,379
Six Months Ended June 30, 2003:
   Amounts accrued at acquisition date...........................       100                 350                 450
   Payments......................................................      (599)               (242)               (841)
                                                                   --------               -----              ------
Balance at June 30, 2003.........................................  $  1,852                 136               1,988
                                                                   ========               =====              ======

         We also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.

 (3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at June 30, 2003 and December 31, 2002:

                                                        June 30, 2003                December 31, 2002
                                                ----------------------------  ----------------------------
                                                   Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (2,988)        13,871           (1,869)
         Goodwill associated with
           purchases of branch offices.........      2,210           (790)         2,210             (718)
                                                 ---------        -------        -------          -------
              Total............................  $  19,601         (3,778)        16,081           (2,587)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 140,747                       138,620
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $658,000 and $1.2 million for the three and six months ended June 30, 2003, respectively, and $482,000 and $964,000 for the comparable periods in 2002. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2008 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      2003 (1)...........................................  $  2,506
                      2004...............................................     2,632
                      2005...............................................     2,632
                      2006...............................................     2,632
                      2007...............................................     2,632
                      2008...............................................     2,632
                                                                           --------
                         Total...........................................  $ 15,666
                                                                           ========
                  ------------------------
                  (1)Includes $1.2 million of amortization for the six months ended June 30, 2003.



         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                        ------------------------   ----------------------
                                                                          2003            2002       2003          2002
                                                                          ----            ----       ----          ----
                                                                                 (dollars expressed in thousands)

     Balance, beginning of period....................................   $ 141,102       128,670    140,112       115,860
     Goodwill acquired during period.................................          --            --      1,026        12,577
     Acquisition-related adjustments.................................       1,101          (838)     1,101          (569)
     Amortization - purchases of branch offices......................         (36)          (36)       (72)          (72)
                                                                        ---------      --------   --------      --------
     Balance, end of period..........................................   $ 142,167       127,796    142,167       127,796
                                                                        =========      ========   ========      ========

(4)      MORTGAGE BANKING ACTIVITIES

         At June 30, 2003 and December 31, 2002, First Banks serviced loans for others amounting to $1.28 billion and $1.29 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $2.2 million and $517,000 at June 30, 2003 and December 31, 2002, respectively. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to ten years. The weighted average amortization period of the mortgage servicing rights is approximately five years.

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                           Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                        -----------------------     --------------------
                                                                          2003          2002          2003         2002
                                                                          ----          ----          ----         ----
                                                                                 (dollars expressed in thousands)

           Balance, beginning of period................................ $ 15,678        11,746       14,882      10,125
           Originated mortgage servicing rights........................    2,521         1,522        4,494       3,960
           Amortization................................................   (1,220)         (914)      (2,397)     (1,731)
                                                                        --------       -------      -------     -------
           Balance, end of period...................................... $ 16,979        12,354       16,979      12,354
                                                                        ========       =======      =======     =======

         The fair value of mortgage servicing rights was approximately $18.2 million and $18.8 million at June 30, 2003 and 2002, respectively, and $17.2 million at December 31, 2002. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $1.2 million and $6.4 million at June 30, 2003 and 2002, respectively, and $2.3 million at December 31, 2002. The decline in the excess of the fair value of mortgage servicing rights over the carrying value represents the declining mortgage interest rate environment in 2002 that resulted in a significant increase in the number of mortgages being prepaid or refinanced. In addition, the increased prepayment experience that occurred as a result of the reduced mortgage interest rate environment during 2002 resulted in a decline in the fair value of the remaining mortgage servicing rights. However, the decline in the fair value of the mortgage servicing rights did not result in the fair value being reduced below the carrying value at June 30, 2003.

         Amortization of mortgage servicing rights, as it relates to the balance at June 30, 2003 of $17.0 million, has been estimated through 2008 in the following table:


                                                                 (dollars expressed in thousands)


                  Year ending December 31:

                      2003 (1)...........................................  $   2,489
                      2004...............................................      4,592
                      2005...............................................      4,248
                      2006...............................................      3,521
                      2007...............................................      1,845
                      2008...............................................        284
                                                                           ---------
                         Total...........................................  $  16,979
                                                                           =========
                  -----------------------------
                  (1) Excludes $2.4 million of amortization for the six months ended June 30, 2003.

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)
     Three months ended June 30, 2003:
         Basic EPS - income available to common stockholders.............    $  14,568         23,661      $   615.70
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            588           (9.66)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  14,696         24,249      $   606.04
                                                                             =========        =======      ==========

     Three months ended June 30, 2002:
         Basic EPS - income available to common stockholders.............    $   9,236         23,661      $   390.35
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            695           (5.87)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $   9,364         24,356      $   384.48
                                                                             =========        =======      ==========

     Six months ended June 30, 2003:
         Basic EPS - income available to common stockholders.............    $  33,403         23,661      $ 1,411.74
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            600          (21.68)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  33,724         24,261      $ 1,390.06
                                                                             =========        =======      ==========

     Six months ended June 30, 2002:
         Basic EPS - income available to common stockholders.............    $  17,040         23,661      $   720.18
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            696           (7.43)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  17,361         24,357      $   712.75
                                                                             =========        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Title Guarantee LLC (First Title), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $138,000 and $251,000 for the three and six months ended June 30, 2003, and $85,000 and $168,000 for the comparable periods in 2002, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $725,000 and $1.6 million for the three and six months ended June 30, 2003, and $978,000 and $1.7 million for the comparable periods in 2002, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and First Bank. Fees paid under agreements with First Services, L.P. were $7.0 million and $13.7 million for the three and six months ended June 30, 2003 and 2002. During the three months ended June 30, 2003 and 2002, First Services, L.P. paid First Banks $1.0 and $975,000, respectively, and during the six months ended June 30, 2003 and 2002, First Services, L.P. paid First Banks $2.2 million and $1.9 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         During 2002, First Capital America, Inc., a corporation owned by First Banks' Chairman and members of his immediate family, received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for First Bank by the employees of First Capital America, Inc. Effective January 1, 2003, this relationship was discontinued.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $16.3 million and $12.8 million at June 30, 2003 and December 31, 2002, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except for extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, overdraft protection lines and personal credit card accounts.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and its subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2003, First Banks and its subsidiary bank were each well capitalized under the applicable regulations.

         As of June 30, 2003, the most recent notification from First Banks' primary regulator categorized First Banks and its subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and its subsidiary bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. At June 30, 2003 and December 31, 2002, First Banks' and its subsidiary bank's required and actual capital ratios were as follows:


                                                                Actual                                   To Be Well
                                                       ------------------------                       Capitalized Under
                                                       June 30,    December 31,      For Capital      Prompt Corrective
                                                        2003           2002       Adequacy Purposes   Action Provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.11%        10.68%            8.0%               10.0%
              First Bank..............................   10.60%        10.75             8.0                10.0
              First Bank & Trust (1)..................      --         10.18             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    8.12          7.47             4.0                 6.0
              First Bank..............................    9.34          9.49             4.0                 6.0
              First Bank & Trust (1)..................      --          8.93             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................    7.12          6.45             3.0                 5.0
              First Bank..............................    8.20          7.79             3.0                 5.0
              First Bank & Trust (1) .................      --          8.26             3.0                 5.0
     ---------------------------
     (1) First Bank & Trust was merged with and into First Bank on March 31, 2003.

(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is its subsidiary bank. The reportable business segment is consistent with the management structure of First Banks, the subsidiary bank and the internal reporting system that monitors performance.

         Through its branch network, First Bank provides similar products and services in its defined geographic areas. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within First Bank's respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.

         The business segment results are summarized as follows:

                                                                            Corporate, Other
                                                                            and Intercompany
                                                  First Bank              Reclassifications (1)       Consolidated Totals
                                            -------------------------    -----------------------    ------------------------
                                             June 30,   December 31,     June 30,   December 31,    June 30,    December 31,
                                               2003       2002 (2)         2003         2002          2003          2002
                                               ----       --------         ----         ----          ----          ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities................... $  868,765     1,114,479         5,183       22,841        873,948     1,137,320
Loans, net of unearned discount.........  5,385,599     5,432,589            --           (1)     5,385,599     5,432,588
Goodwill................................    142,167       140,112            --           --        142,167       140,112
Total assets............................  7,099,926     7,357,155          (687)     (14,355)     7,099,239     7,342,800
Deposits................................  6,036,318     6,189,928       (21,532)     (17,108)     6,014,786     6,172,820
Note payable............................         --            --        34,500        7,000         34,500         7,000
Stockholders' equity....................    779,132       777,548      (240,615)    (258,507)       538,517       519,041
                                         ==========     =========      ========     ========      =========     =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)        Consolidated Totals
                                                  ----------             ---------------------     -----------------------
                                              Three Months Ended          Three Months Ended          Three Months Ended
                                                   June 30,                    June 30,                    June 30,
                                            ----------------------      ----------------------     -----------------------
                                              2003        2002 (2)       2003           2002         2003            2002
                                              ----        ----           ----           ----         ----            ----

Income statement information:

Interest income......................... $   98,168       107,162           102          141         98,270       107,303
Interest expense........................     22,278        34,352         4,979        7,263         27,257        41,615
                                         ----------     ---------      --------     --------      ---------     ---------
     Net interest income................     75,890        72,810        (4,877)      (7,122)        71,013        65,688
Provision for loan losses...............     10,000        12,000            --           --         10,000        12,000
                                         ----------     ---------      --------     --------      ---------     ---------
     Net interest income after
       provision for loan losses........     65,890        60,810        (4,877)      (7,122)        61,013        53,688
Noninterest income......................     25,362        21,079            69         (550)        25,431        20,529
Noninterest expense.....................     62,497        58,585         1,554          635         64,051        59,220
                                         ----------     ---------      --------     --------      ---------     ---------
     Income before provision for
       income taxes and minority
       interest in income of
       subsidiary.......................     28,755        23,304        (6,362)      (8,307)        22,393        14,997
Provision for income taxes..............     10,410         8,087        (2,717)      (2,759)         7,693         5,328
                                         ----------     ---------      --------     --------      ---------     ---------
     Income before minority interest
       in income of subsidiary..........     18,345        15,217        (3,645)      (5,548)        14,700         9,669
Minority interest in income
       of subsidiary....................         --            --            --          301             --           301
                                         ----------     ---------      --------     --------      ---------     ---------
     Net income......................... $   18,345        15,217        (3,645)      (5,849)        14,700         9,368
                                         ==========     =========      ========     ========      =========     =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)       Consolidated Totals
                                          ------------------------      ----------------------     -----------------------
                                               Six Months Ended            Six Months Ended            Six Months Ended
                                                   June 30,                    June 30,                    June 30,
                                          ------------------------      ----------------------     -----------------------
                                              2003        2002 (2)        2003          2002         2003            2002
                                              ----        ----            ----          ----         ----            ----

Income statement information:

Interest income.......................... $ 197,696       213,770           181          145        197,877       213,915
Interest expense.........................    47,282        70,443        10,419       13,662         57,701        84,105
                                          ---------     ---------      --------     --------      ---------     ---------
     Net interest income.................   150,414       143,327       (10,238)     (13,517)       140,176       129,810
Provision for loan losses................    21,000        25,000            --           --         21,000        25,000
                                          ---------     ---------      --------     --------      ---------     ---------
     Net interest income after
       provision for loan losses.........   129,414       118,327       (10,238)     (13,517)       119,176       104,810
Noninterest income.......................    50,989        40,486         6,087       (1,122)        57,076        39,364
Noninterest expense......................   121,810       114,266         1,926        1,812        123,736       116,078
                                          ---------     ---------      --------     --------      ---------     ---------
     Income before provision for
       income taxes and
       minority interest in
       income of subsidiary..............    58,593        44,547        (6,077)     (16,451)        52,516        28,096
Provision for income taxes...............    20,893        15,555        (2,108)      (5,456)        18,785        10,099
                                          ---------     ---------      --------     --------      ---------     ---------
     Income before minority interest in
       income of subsidiary..............    37,700        28,992        (3,969)     (10,995)        33,731        17,997
Minority interest in income
       of subsidiary.....................        --            --            --          629             --           629
                                          ---------     ---------      --------     --------      ---------     ---------
     Net income.......................... $  37,700        28,992        (3,969)     (11,624)        33,731        17,368
                                          =========     =========      ========     ========      =========     =========

---------------------------
(1)  Corporate and other  includes  $5.0 million and $7.1 million of guaranteed preferred debentures expense for the three months ended June 30, 2003 and 2002, respectively. The applicable income tax benefit associated  with  the guaranteed preferred debentures expense  was $1.8 million  and $2.5 million  for  the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 2003 and  2002,  corporate and  other  includes  $10.4 million  and $13.3 million of guaranteed preferred debenture expense, respectively. The applicable income  tax  benefit associated  with the guaranteed preferred debentures expense was $3.6 million and $4.7 million for the six months ended  June 30, 2003 and 2002, respectively. In addition, corporate and other includes holding company expenses.
(2)  First Bank & Trust was merged with and  into  First  Bank  on  March 31, 2003  as  further described in Note 2 to our accompanying consolidated financial statements.  Accordingly,  the  2002  amounts  have been restated to reflect this combination of entities under common control.


(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         On March 20, 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust subsidiary of First Banks, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.0 million of 8.10% junior subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $24.5 million. Distributions on FBST's preferred securities are payable quarterly in arrears, beginning March 31, 2003, and are included in interest expense in the consolidated statements of income. Distributions on FBST's preferred securities were $528,000 and $592,000 for the three and six months ended June 30, 2003, respectively.

         On April 1, 2003,  First  Preferred  Capital Trust IV (First  Preferred
IV), a newly formed Delaware  business trust  subsidiary of First Banks,  issued
1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $44.2 million. Distributions on First Preferred IV's preferred securities are payable quarterly in arrears, beginning on June 30, 2003, and are included in interest expense in the consolidated statements of income. Distributions on First Preferred IV's preferred securities were $956,000 for the three and six months ended June 30, 2003. First Banks utilized the entire net proceeds of the offering to redeem $88.9 million of 9.25% trust preferred securities issued by First Preferred Capital Trust in 1997. The remaining funds necessary for the redemption were provided from available cash of approximately $20.2 million and the net proceeds of $24.5 million from FBST's issuance of additional trust preferred securities as described above.

         On June 30, 2003, First Banks completed its redemption in full of the $47.2 million of 8.50% trust preferred securities issued by First America
Capital Trust (FACT) in 1998. The funds necessary for the redemption were provided from available cash of $12.7 million and an advance of $34.5 million on First Banks' revolving credit line with a group of unaffiliated financial institutions.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5,000,000 to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the

Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2003 and December 31, 2002, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.


(11)     SUBSEQUENT EVENT - NOTE PAYABLE

         On August 14, 2003, First Banks entered into a revolving credit line with a group of unaffiliated financial institutions (Credit Agreement). The Credit Agreement, dated August 14, 2003, replaced a similar revolving credit agreement dated August 22, 2002. The Credit Agreement provides a $60.0 million revolving credit line and a $20.0 million letter of credit facility. Interest is payable on outstanding principal loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London Interbank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. Amounts may be borrowed under the Credit Agreement until August 12, 2004, at which time the principal and interest outstanding is due and payable.

         The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and its subsidiary bank, certain maximum nonperforming assets ratios for First Banks and its subsidiary bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries.

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

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 151 branch offices throughout California, Illinois, Missouri and Texas. At June 30, 2003, we had total assets of $7.10 billion, loans, net of unearned discount, of $5.39 billion, total deposits of $6.01 billion and total stockholders' equity of $538.5 million.

         Through our subsidiary bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

         Primary responsibility for managing our subsidiary banking unit rests with its officers and directors. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiary bank. This practice allows us to achieve various operating efficiencies while allowing our subsidiary bank officers and directors to focus on customer service.

                               Financial Condition

         Our total assets were $7.10 billion and $7.34 billion at June 30, 2003 and December 31, 2002, respectively. The decrease in total assets is primarily attributable to weak loan demand and an anticipated level of attrition associated with low deposit rates offset by the acquisition of Bank of Ste. Genevieve on March 31, 2003, which provided assets of $115.1 million. Federal funds sold increased by $108.2 million due to the investment of excess funds resulting from reduced loan demand and maturities of investment securities. Investment securities decreased $263.4 million to $873.9 million at June 30, 2003 from $1.14 million at December 31, 2002 primarily due to $603.4 million of maturities of investment securities, $120.8 million of sales of available-for-sales investment securities and $17.9 million relating to the exchange of Allegiant Bancorp, Inc. common stock for a 100% ownership interest in Bank of Ste. Genevieve, offset by purchases of investment securities of $324.5 million and $797,000 in investment securities acquired with Bank of Ste. Genevieve. The net proceeds associated with the decline in investment securities were utilized primarily to fund our reduction in total deposits as further discussed below. The decrease in our assets also reflects a decrease in loans, net of unearned discount, of $47.0 million, which is further discussed under "--Loans and Allowance for Loan Losses." Our derivative financial instruments declined to $88.2 million from $97.9 million, consistent with a decline in the fair value of certain derivative financial instruments and the call of a $46.0 million interest rate swap agreement by the counterparty, offset by two additional interest rate swap agreements aggregating $71.0 million that we entered into in 2003 as further discussed under "--Interest Rate Risk Management." In addition, other assets increased $11.2 million to $69.5 million at June 30, 2003 from $58.3 million at December 31, 2002. This increase primarily results from a $7.5 million net increase in other real estate as further discussed under "--Loans and Allowance for Loan Losses," and a $2.1 million increase in mortgage servicing rights.

         Total deposits decreased by $158.0 million to $6.01 billion at June 30, 2003 from $6.17 billion at December 31, 2002. The decrease primarily reflects an anticipated level of attrition associated with low deposit rates and continued aggressive competition within our market areas offset by the $93.7 million in deposits acquired from Bank of Ste. Genevieve. Short-term borrowings decreased $68.2 million to $197.4 million at June 30, 2003 from $265.6 million at December 31, 2002, primarily due to a $55.0 million reduction in federal funds purchased and a $11.6 million reduction in securities sold under agreements to repurchase. Our note payable was fully repaid in February 2003 through dividends from our subsidiaries. However, on June 30, 2003, we obtained a $34.5 million advance to partially fund the redemption of $46.0 million of trust preferred securities. Guaranteed preferred beneficial interests in subordinated debentures decreased $59.3 million primarily due to the redemtion of $86.3 million of trust preferred securities issued by First Preferred Capital Trust and $46.0 million of trust preferred securities issued by First America Capital Trust, partially offset by the additional trust preferred securities issued by First Bank Statutory Trust on March 20, 2003 and First Preferred Capital Trust IV on April 1, 2003, as more fully described in Note 9 to our consolidated financial statements and under "--Interest Rate Risk Management." Furthermore, accrued expenses and other liabilities increased $7.5 million to $42.8 million at June 30, 2003 compared to $35.3 million at December 31, 2002. The increase primarily reflects an increase in accrued real estate and income taxes and lease termination obligations as well as the timing of certain payments. Accumulated other comprehensive income decreased $14.0 million to $46.5 million at June 30, 2003 from $60.5 million at December 31, 2002 due to $6.3 million associated with the change in unrealized gains on available-for-sale investment securities as accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, including the $6.3 million reversal of the unrealized gain attributable to the exchange of the Allegiant common stock, and $7.6 million associated with our derivative financial instruments as accounted for under SFAS No. 133.

                              Results of Operations

Net Income

         Net income was $14.7 million and $33.7 million for the three and six months ended June 30, 2003, respectively, compared to $9.4 million and $17.4 million for the comparable periods in 2002. Results for the three and six months ended June 30, 2003 reflect increased net interest income, noninterest income and slightly reduced provisions for loan losses, offset by higher operating expenses. Included in the first quarter of 2003 was a gain of $6.3 million, before related income taxes, relating to the partial exchange of our investment in Allegiant Bancorp, Inc. for a 100% ownership interest in Bank of Ste. Genevieve as further described in Note 2 to our consolidated financial statements. The increase in earnings in 2003 reflects our adaptation to the low interest rate environment and weak economic conditions that have prevailed during the last two years. During this time, we have focused on increasing our net interest margin, improving asset quality and further strengthening our overall financial position. Throughout 2002, we experienced higher-than-normal loan charge-offs, loan delinquencies and nonperforming loans that led to increased provisions for loan losses, thereby reducing net income. While we believe we were successful in addressing the asset quality problems during 2002, we are continuing to closely monitor our operations to address the ongoing challenges posed by the current economic environment, including reduced loan demand and lower prevailing interest rates. We experienced continuing growth of net interest income primarily resulting from reduced deposit rates, the earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program and a reduction in our outstanding trust preferred securities. In addition, earning assets increased as a result of our acquisitions of Bank of Ste. Genevieve in March 2003, which provided assets of $115.1 million and Plains Financial Corporation in January 2002 and two Texas branch purchases in June 2002, which provided assets of $256.3 million and $63.7 million, respectively. However, prevailing low interest rates, generally weaker loan demand and overall economic conditions continue to exert pressure on our net interest income.

         Noninterest income was $25.4 million and $57.1 million for the three and six months ended June 30, 2003, respectively, in comparison to $20.5 million and $39.4 million for the comparable periods in 2002. The increase in noninterest income is primarily due to a $6.3 million gain on the exchange of common stock of Allegiant Bancorp, Inc. held by us for a 100% ownership interest in Bank of Ste. Genevieve, as further described in Note 2 to our consolidated financial statements. The increase also reflects increased gains on mortgage loans sold and held for sale, resulting from growth of our mortgage banking activities as well as high volumes of new originations and refinancings related to continued reductions in mortgage loan rates, and increased service charges on deposit accounts and customer service fees.

         Operating expenses were $64.1 million and $123.7 million for the three and six months ended June 30, 2003, respectively, compared to $59.2 million and $116.1 million for the comparable periods in 2002. The increased operating expenses in 2003 primarily result from increased salaries and employee benefit expenses associated with acquisitions and staff realignments surrounding our core business strategies and write-downs on operating leases associated with our commercial leasing business. These higher operating expenses, exclusive of the operating leases, are reflective of recently completed acquisitions and ongoing investments made in conjunction with the execution of our overall business plan.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $71.4 million, or 4.44% of average interest-earning assets, for the three months ended June 30, 2003, from $66.1 million, or 4.24% of average interest-earning assets, for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, net interest income (expressed on a tax equivalent basis) was $140.9 million, or 4.40% of average interest-earning assets, and $130.5 million, or 4.22% of average interest-earning assets, respectively. We credit the increased net interest income primarily to reduced deposit rates, earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program, which mitigate the effects of decreasing interest rates, and a $61.3 million net reduction in our outstanding trust preferred securities. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $15.8 million and $30.8 million to net interest income for the three and six months ended June 30, 2003, respectively, compared to $12.6 million and $23.8 million for the comparable periods in 2002. In addition, during the second quarter of 2003, we redeemed $132.3 million of our trust preferred securities that had been issued during 1997 and 1998. As more fully described in Note 9 to our consolidated financial statements, in March 2003, First Bank Statutory Trust issued $25.0 million of trust preferred securities in a private placement and in April 2003, First Preferred Capital Trust IV issued $46.0 million of trust preferred securities in an underwritten public offering. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall expense associated with the utilization of trust preferred securities, thereby improving our overall financial performance; however, prevailing low interest rates, generally weak loan demand and overall economic conditions continue to exert pressure on our net interest margin.

         Average loans, net of unearned discount, were $5.39 billion and $5.38 billion for the three and six months ended June 30, 2003, respectively, compared to $5.39 billion and $5.44 billion for the comparable periods in 2002. Additionally, the yield on our loan portfolio decreased to 6.68% and 6.77% for the three and six months ended June 30, 2003, respectively, compared to 7.36% and 7.34% for the comparable periods in 2002. We attribute the decline in the average balance and yields primarily to general economic conditions resulting in continued weak loan demand and lower prevailing interest rates. The reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three and six months ended June 30, 2003, the aggregate weighted average rate paid on our deposit portfolio decreased to 1.72% and 1.81%, respectively, compared to 2.71% and 2.80% for the comparable periods in 2002. We attribute the decline in rates paid for the three and six months ended June 30, 2003 primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decline also reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers.

         The aggregate weighted average rate paid on our note payable was 52.36% and 17.44% for the three and six months ended June 30, 2003, respectively, compared to 3.65% and 3.24% for the comparable periods in 2002. The increase in the weighted average rate paid for the three and six months ended June 30, 2003 primarily reflects increased commitment, arrangement and other fees paid to amend our secured credit agreement. Due to the small average balance outstanding on our note payable during the three and six months ended June 30, 2003, the timing of the recognition of these fees results in a disproportionate weighted average rate paid for the periods. At December 31, 2002, our note payable had an outstanding balance of $7.0 million, which was fully repaid from available cash in February 2003. On June 30, 2003, we obtained a $34.5 million advance to fund the redemption of our trust preferred securities issued by First America Capital Trust in 1998, as further described in Note 9 to our consolidated financial statements. Amounts outstanding under our $45.0 million line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate and in the outstanding balance of our note payable. The aggregate weighted average rate paid on our short-term borrowings also declined for the three and six months ended June 30, 2003, as compared to the comparable periods in 2002, reflecting the current interest rate environment.

         Guaranteed preferred debentures expense was $5.0 million and $10.4 million for the three and six months ended June 30, 2003, respectively, compared to $7.1 million and $13.3 million for the comparable periods in 2002. As previously discussed and as more fully described in Note 9 to our consolidated financial statements, the decrease for 2003 primarily reflects the redemption of $132.3 million of outstanding trust preferred securities, the issuance of $71.0 million of trust preferred securities at lower interest rates and earnings associated with our interest rate swap agreements entered into in May and June of 2002 and in March and April of 2003 as further discussed under "--Interest Rate Risk Management." The aggregate weighted average rate paid on our guaranteed preferred debentures declined to 6.99% and 7.46% for the three and six months ended June 30, 2003, respectively, from 11.01% and 10.85% for the comparable periods in 2002.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2003 and 2002:

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                 --------------------------------------------------  -----------------------------------------------
                                             2003                     2002                     2003                    2002
                                 -------------------------   ----------------------  ----------------------  -----------------------
                                            Interest                 Interest                Interest                Interest
                                   Average  Income/ Yield/  Average  Income/ Yield/ Average  Income/ Yield/  Average Income/ Yield/
                                   Balance  Expense  Rate   Balance  Expense  Rate  Balance  Expense  Rate   Balance Expense  Rate
                                   -------  ------- ------  -------  ------- ------ -------  ------- ------  ------- ------- ------
                                                                         (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
  Loans (1)(2)(3)(4)......... $5,394,650 89,802  6.68% $5,391,165  98,916  7.36% $5,377,314 180,540  6.77% $5,443,106 198,038  7.34%
  Investment securities (4)..    941,811  8,523  3.63     701,470   8,127  4.65     951,131  17,314  3.67     679,733  15,644  4.64
  Federal funds sold
    and other................    111,365    312  1.12     156,675     653  1.67     127,416     754  1.19     115,364     942  1.65
                              ---------- ------        ---------- -------        ---------- -------        ---------- -------
       Total interest-
         earning assets......  6,447,826 98,637  6.14   6,249,310 107,696  6.91   6,455,861 198,608  6.20   6,238,203 214,624  6.94
                                         ------                   -------                   -------                   -------
Nonearning assets............    712,762                  663,241                   717,565                   667,649
                              ----------               ----------                ----------                ----------
       Total assets.......... $7,160,588               $6,912,551                $7,173,426                $6,905,852
                              ==========               ==========                ==========                ==========

        Liabilities and
        ---------------
      Stockholders' Equity
      --------------------

Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits............... $  866,540  1,478  0.68% $  731,513   2,281  1.25% $  853,487   3,151  0.74% $  695,901   3,953  1.15%
    Savings deposits.........  2,115,298  5,785  1.10   1,928,691   9,265  1.93   2,141,369  12,571  1.18   1,921,210  18,434  1.93
    Time deposits of $100
      or more (3)............    418,893  3,336  3.19     497,267   4,889  3.94     438,131   7,021  3.23     501,252  10,179  4.10
    Other time deposits (3)..  1,654,476 11,088  2.69   1,794,830  16,970  3.79   1,672,850  23,282  2.81   1,812,161  35,851  3.99
                              ---------- ------        ---------- -------        ---------- -------        ---------- -------
       Total interest-
         bearing deposits....  5,055,207 21,687  1.72   4,952,301  33,405  2.71   5,105,837  46,025  1.81   4,930,524  68,417  2.80
  Short-term borrowings......    173,068    519  1.20     191,568     912  1.91     177,247   1,121  1.28     183,718   1,829  2.01
  Notes payable..............        383     50 52.36      19,911     181  3.65       2,151     186 17.44      32,987     530  3.24
  Guaranteed preferred
      debentures (3).........    286,927  5,001  6.99     259,233   7,117 11.01     280,196  10,369  7.46     247,657  13,329 10.85
                              ---------- ------        ---------- -------        ---------- -------        ---------- -------
       Total interest-
         bearing
         liabilities.........  5,515,585 27,257  1.98   5,423,013  41,615  3.08   5,565,431  57,701  2.09   5,394,886  84,105  3.14
                                         ------                   -------                   -------                   -------
Noninterest-bearing
  liabilities:
  Demand deposits............    994,395                  898,862                   960,771                   918,829
  Other liabilities..........    116,262                  130,394                   116,528                   136,610
                              ----------               ----------                ----------                ----------
       Total liabilities.....  6,626,242                6,452,269                 6,642,730                 6,450,325
Stockholders' equity.........    534,346                  460,282                   530,696                   455,527
                              ----------               ----------                ----------                ----------
       Total liabilities
         and stockholders'
         equity.............. $7,160,588               $6,912,551                $7,173,426                $6,905,852
                              ==========               ==========                ==========                ==========

Net interest income..........            71,380                    66,081                   140,907                   130,519
                                         ======                   =======                   =======                   =======
Interest rate spread.........                    4.16                      3.83                      4.11                      3.80
Net interest margin (5)......                    4.44%                     4.24%                     4.40%                     4.22%
                                                =====                     =====                     =====                     =====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information  is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $368,000 and $731,000 for the three and six months ended June 30, 2003, and $393,000 and $709,000 for the comparable periods in 2002, respectively.
(5)  Net interest margin is the ratio of net interest income  (expressed on a tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

         The provision for loan losses was $10.0 million and $21.0 million for the three and six months ended June 30, 2003, respectively, compared to $12.0 million and $25.0 million for the comparable periods in 2002. Beginning in late 2001, we experienced a higher level of problem loans and related loan charge-offs and past due loans resulting from the economic conditions within our markets, additional problems identified in two acquired loan portfolios and continuing deterioration in the portfolio of leases to the airline industry, necessitating a higher provision for loan losses than in prior periods. Net loan charge-offs were $10.8 million and $13.3 million for the three and six months ended June 30, 2003, respectively, compared to $7.9 million and $19.7 million for the comparable periods in 2002. Net loan charge-offs for the six months ended June 30, 2003 include charge-offs of $10.4 million associated with our commercial leasing portfolio and were primarily concentrated in two equipment leases aggregating $7.0 million. Nonperforming assets at June 30, 2003 increased slightly to $83.2 million from $82.8 million at December 31, 2002 and $77.1 million at June 30, 2002. In recognition of this and other factors, our allowance for loan losses increased to $107.8 million at June 30, 2003, compared to $99.4 million at December 31, 2002 and $103.8 million at June 30, 2002. Management expects nonperforming assets to remain at the higher levels recently experienced and considers these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $25.4 million and $57.1 million for the three and six months ended June 30, 2003, respectively, in comparison to $20.5 million and $39.4 million for the comparable periods in 2002. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gain on sales of available-for-sale investment securities, bank owned life insurance investment income and other income.

         Service charges on deposit accounts and customer service fees were $9.0 million and $17.6 million for the three and six months ended June 30, 2003, respectively, in comparison to $7.0 million and $13.5 million for the comparable periods in 2002. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2002 and 2003;

         >> additional products and services available and utilized by retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates, effective July 1, 2002, and enhanced control of fee waivers; and

         >>    increased  income   associated   with  automated  teller  machine
               services and debit cards.

         The gain on mortgage loans sold and held for sale was $10.1 million and $20.7 million for the three and six months ended June 30, 2003, respectively, in comparison to $7.3 million and $12.5 million for the comparable periods in 2002. The increase reflects continued growth of our mortgage banking activities as well as further reductions in mortgage loan rates, resulting in continued high volumes of new originations and refinancings.

         During the three months ended March 31, 2003, we recorded a $6.3 million gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership interest in Bank of Ste. Genevieve as further discussed in Note 2 to our consolidated financial statements.

         The net gain on derivative instruments was $419,000 and $426,000 for the three and six months ended June 30, 2003, respectively, compared to a net gain of $90,000 for the three months ended June 30, 2002 and a net loss of $249,000 for the six months ended June 30, 2002, reflecting changes in the fair value of our interest rate cap agreements and fair value hedges.

         Other income was $4.2 million and $9.0 million for the three and six months ended June 30, 2003, respectively, in comparison to $4.6 million and $10.8 million for the comparable periods in 2002. The primary components of the decrease in 2003 were:

         >> a decline of approximately $1.0 million in loan servicing fees that is primarily attributable to increased amortization of mortgage servicing rights and a higher level of interest shortfall, which equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >> an increase of approximately $664,000 in net losses associated with the sale of repossessed assets, primarily related to leasing equipment associated with our commercial leasing business;

         >> a gain of approximately $448,000 recorded in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

         >>    a  decline  of  approximately   $215,000  in  brokerage   revenue
               primarily associated with overall market conditions and customer demand;

         >> a decline of approximately $128,000 in rental income associated with our reduced commercial leasing activities; partially offset by

         >> increased rental fees from First Services, L.P. of approximately $344,000 for the use of data processing and other equipment owned by First Banks;

         >>    increased  portfolio   management  fee  income  of  approximately
               $230,000 associated with our Institutional Money Management division;

         >> increased earnings associated with our international banking products; and

         >>    our acquisitions completed during 2002.

Noninterest Expense

         Noninterest expense was $64.1 million and $123.7 million for the three and six months ended June 30, 2003, respectively, in comparison to $59.2 million and $116.1 million for the comparable periods in 2002. The increase reflects the noninterest expense of our acquisitions completed during 2002 as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses, legal, examination and professional fees and other expense, offset by declines in advertising and business development and communications expenses.

         Salaries and employee benefits were $31.5 million and $60.9 million for the three and six months ended June 30, 2003, respectively, in comparison to $28.9 million and $56.2 million for the comparable periods in 2002. We primarily associate the increase with our acquisitions, increased commissions paid to mortgage loan originators due to continued higher loan volumes, and staff realignments surrounding our core business strategies. However, the increase also reflects generally higher salary and employee benefit costs associated with employing and retaining qualified personnel.

         Occupancy, net of rental income, and furniture and equipment expense totaled $10.1 million and $19.6 million for the three and six months ended June 30, 2003, respectively, in comparison to $9.4 million and $18.2 million for the comparable periods in 2002. The increases in these expenses are primarily attributable to our acquisitions, technology expenditures for equipment, continued expansion and renovation of various corporate and branch offices, the relocation of certain branches and operational areas, increased depreciation expense associated with capital expenditures and a $1.0 million lease termination obligation associated with the relocation of our San Francisco-based loan administration department to southern California.

         Information technology fees were $8.4 million and $16.4 million for the three and six months ended June 30, 2003, respectively, in comparison to $8.5 million and $16.6 million for the comparable periods in 2002. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the overall decline in fees to expenses associated with the data processing conversions of our acquisitions completed in 2002, offset by growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $2.2 million and $3.8 million for the three and six months ended June 30, 2003, respectively, in comparison to $2.1 million and $3.6 million for the comparable periods in 2002. We primarily attribute the increase in these fees to the continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $658,000 and $1.2 million for the three and six months ended June 30, 2003, respectively, in comparison to $482,000 and $964,000 for the comparable periods in 2002. The increase is solely attributable to core deposit intangibles associated with our 2002 acquisitions.

         Communications and advertising and business development expenses have decreased to $1.6 million and $3.5 million for the three and six months ended June 30, 2003, respectively, from $2.4 million and $4.7 million for the comparable periods in 2002. We attribute the decline in these expenditures to our efforts to reduce these expenditures through renegotiation of contracts with new and existing vendors, reductions in the level of advertising campaigns and ongoing cost containment efforts.

         Other expense was $8.4 million and $15.8 million for the three and six months ended June 30, 2003, respectively, in comparison to $6.1 million and $13.1 million for the comparable periods in 2002. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense in 2003 to:

         >> increased other real estate expenditures of approximately $1.3 million, including gains and losses on sales of other real estate properties. The majority of these increased expenditures are associated with the operation of a residential and recreational development property transferred to other real estate in January 2003;

         >> increased write-downs of approximately $2.4 million on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values;

         >> expenses associated with our acquisitions completed during 2002 and 2003; and

         >> continued growth and expansion of our banking franchise; offset by

         >> reductions in various expense categories, primarily including travel, meals and entertainment, director's fees, and transfer agent fees, associated with economies achieved from completion of our buyout of the minority interest in First Banks America, Inc. on December 31, 2002, resulting in the elimination of our public-company subsidiary.

Provision for Income Taxes

         The provision for income taxes was $7.7 million and $18.8 million for the three and six months ended June 30, 2003, representing an effective income tax rate of 34.4% and 35.8%, respectively, in comparison to $5.3 million and $10.1 million, representing an effective income tax rate of 35.5% and 35.9% for the comparable periods in 2002.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                      June 30, 2003             December 31, 2002
                                                                ------------------------     -----------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                          (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,050,000       2,305      1,050,000         2,179
         Fair value hedges....................................     326,200      12,181        301,200        11,449
         Interest rate cap agreements.........................     450,000          --        450,000            94
         Interest rate lock commitments.......................     107,700          --         89,000            --
         Forward commitments to sell
             mortgage-backed securities.......................     225,500          --        235,000            --
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

         During the three and six months ended June 30, 2003, the net interest income realized on our derivative financial instruments was $15.8 million and $30.8 million, respectively, in comparison to $12.6 million and $23.8 million for the comparable periods in 2002. The increase is primarily due to interest income associated with the additional swap agreements entered into during March and April 2003 as well as the decline in prevailing interest rates. In addition, we realized a net gain on derivative instruments, which is included in noninterest income, of $419,000 and $426,000 for the three and six months ended June 30, 2003, compared to a net gain of $90,000 for the three months ended June 30, 2002 and a net loss of $249,000 for the six months ended June 30, 2002, which reflects changes in the fair value of our interest rate cap agreements and fair value hedges.

Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $600.0 million, $200.0 million, $175.0 million and $150.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. The amount receivable by us under the swap agreements was $3.1 million at June 30, 2003 and December 31, 2002, and the amount payable by us was $763,000 at June 30, 2003 and $888,000 at December 31, 2002, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2003 and December 31, 2002 were as follows:

                                                                  Notional  Interest Rate  Interest Rate    Fair
                          Maturity Date                            Amount       Paid         Received       Value
                          -------------                            ------       ----         --------       -----
                                                                          (dollars expressed in thousands)

         June 30, 2003:
             March 14, 2004..................................  $  150,000        1.20%         3.93%     $   2,961
             September 20, 2004..............................     600,000        1.30          6.78         38,839
             March 21, 2005..................................     200,000        1.18          5.24         12,796
             April 2, 2006...................................     100,000        1.18          5.45          9,554
                                                               ----------                                ---------
                                                               $1,050,000        1.25          5.95      $  64,150
                                                               ==========       =====         =====      =========

         December 31, 2002:
             March 14, 2004..................................  $  150,000        1.45%         3.93%     $   4,130
             September 20, 2004..............................     600,000        1.55          6.78         48,891
             March 21, 2005..................................     200,000        1.43          5.24         13,843
             April 2, 2006...................................     100,000        1.43          5.45          9,040
                                                               ----------                                ---------
                                                               $1,050,000        1.50          5.95      $  75,904
                                                               ==========       =====         =====      =========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $5.2 million at June 30, 2003 and December 31, 2002, and the amount payable by us under the swap agreements was $595,000 and $821,000 at June 30, 2003 and December 31, 2002, respectively.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of our guaranteed preferred beneficial interest in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at June 30, 2003 or December 31, 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this swap agreement in December 2002. In addition, the $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 14, 2003 resulting in final settlement of this swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> On March 31, 2003 and April 10, 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55%. The underlying hedged liabilities are a portion of our guaranteed preferred beneficial interests in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at June 30, 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2003 and December 31, 2002 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2003:
             January 9, 2004..................................  $  50,000        1.29%         5.37%      $  1,110
             January 9, 2006..................................    150,000        1.29          5.51         13,932
             December 31, 2031................................     55,200        3.59          9.00          6,058
             March 20, 2033...................................     25,000        3.84          8.10            617
             June 30, 2033....................................     46,000        3.87          8.15          1,246
                                                                ---------                                 --------
                                                                $ 326,200        2.24          6.65       $ 22,963
                                                                =========       =====         =====       ========

         December 31, 2002:
             January 9, 2004..................................  $  50,000        1.76%         5.37%      $  1,972
             January 9, 2006..................................    150,000        1.76          5.51         13,476
             June 30, 2028....................................     46,000        3.77          8.50            495
             December 31, 2031................................     55,200        4.10          9.00          4,688
                                                                ---------                                 --------
                                                                $ 301,200        2.49          6.58       $ 20,631
                                                                =========       =====         =====       ========

Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements designated as cash flow hedges that mature on September 20, 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2003 and December 31, 2002, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $0 and $94,000, respectively.

Pledged Collateral

         At June 30, 2003 and December 31, 2002, we had pledged investment securities available for sale with a carrying value of $5.5 million and $5.8 million in connection with our interest rate swap agreements. In addition, at June 30, 2003, and December 31, 2002, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $93.1 million and $99.1 million, respectively.

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


                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary bank. Interest and fees on loans were 91.3% and 91.1% of total interest income for the three and six months ended June 30, 2003, respectively, in comparison to 92.1% and 92.5% for the comparable periods in 2002. Total loans, net of unearned discount, decreased to $5.39 billion, or 75.9% of total assets, at June 30, 2003, compared to $5.43 billion, or 74.0% of total assets, at December 31, 2002. Exclusive of our acquisition of Bank of Ste. Genevieve, which provided loans, net of unearned discount, of $42.9 million, loans decreased $89.9 million at June 30, 2003 compared to December 31, 2002. The decrease primarily results from:

         >> continued weak loan demand from our commercial customers, which is indicative of the current economic conditions prevalent within most of our markets;

         >> a decline of $41.9 million experienced in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during 2002 and general runoff of balances within this portfolio;

         >> continued declines in our lease financing portfolio consistent with the discontinuation of our New Mexico based leasing operation during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy with respect to leasing activities. Additionally, during the six months ended June 30, 2003, we recorded net loan charge-offs of $10.4 million associated with this portfolio, which further contributed to the overall decline; and

         >> a decline of $50.7 million in loans held for sale resulting primarily from the timing of sales in the secondary mortgage market; partially offset by

         >> an increase of $76.9 million in our real estate construction and development portfolio resulting primarily from seasonal increases on existing and available credit lines.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                     June 30,       December 31,
                                                                                       2003             2002
                                                                                       ----             ----
                                                                                  (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    20,474          15,787
         Real estate construction and development:
              Nonaccrual.....................................................         10,561          23,378
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual.....................................................         17,102          14,833
              Restructured...................................................             14              15
           Multi-family residential loans:
              Nonaccrual.....................................................            725             772
           Commercial real estate loans:
              Nonaccrual.....................................................          7,594           8,890
              Restructured...................................................             --           1,907
         Lease financing:
              Nonaccrual.....................................................         11,010           8,723
         Consumer and installment:
              Nonaccrual.....................................................            554             860
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         68,034          75,165
         Other real estate...................................................         15,147           7,609
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    83,181          82,774
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,385,599       5,432,588
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     9,582           4,635
                                                                                 ===========      ==========
         Ratio of:
              Allowance for loan losses to loans.............................           2.00%           1.83%
              Nonperforming loans to loans...................................           1.26            1.38
              Allowance for loan losses to nonperforming loans...............         158.52          132.29
              Nonperforming assets to loans and other real estate............           1.54            1.52
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $68.0 million at June 30, 2003, in comparison to $75.2 million at December 31, 2002. Loan charge-offs were $14.9 million and $23.7 million for the three and six months ended June 30, 2003, respectively, compared to $11.6 million and $28.0 million for the comparable periods in 2002. As previously discussed, during the six months ended June 30, 2003, we experienced further deterioration within our commercial leasing portfolio which is reflected in net loan charge-offs of $10.4 and increased nonperforming loans of $2.3 million associated with this portfolio. Additionally, in January 2003, we foreclosed on a residential and recreational development property that had previously been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. Consequently, other real estate increased to $15.1 million at June 30, 2003 from $7.6 million at December 31, 2002, and nonperforming real estate construction and development loans declined comparably. Our allowance for loan losses as a percentage of loans, net of unearned discount, increased to 2.00% at June 30, 2003 from 1.83% at December 31, 2002, and our allowance for loan losses as a percentage of nonperforming loans increased to 158.52% at June 30, 2003 from 132.29% at December 31, 2002. While we believe we were successful in addressing the asset quality problems in 2002, we continue to closely monitor our loan and leasing portfolios. We anticipate the higher trends in nonperforming and delinquent loans recently experienced will continue in the near future and primarily attribute them to the current economic conditions experienced in our primary market areas.

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine an acceptable level of allowance for loan losses. We derive these factors from our actual loss experience and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                                ------------------           ------------------
                                                                2003          2002           2003          2002
                                                                ----          ----           ----          ----
                                                                       (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.....  $ 108,696      99,683          99,439       97,164
         Acquired allowances for loan losses................         --          --             757        1,366
                                                              ---------    --------       ---------      -------
                                                                108,696      99,683         100,196       98,530
                                                              ---------    --------       ---------      -------
         Loans charged-off..................................    (14,928)    (11,625)        (23,665)     (28,033)
         Recoveries of loans previously charged-off.........      4,080       3,736          10,317        8,297
                                                              ---------    --------       ---------      -------
         Net loan charge-offs...............................    (10,848)     (7,889)        (13,348)     (19,736)
                                                              ---------    --------       ---------      -------
         Provision for loan losses..........................     10,000      12,000          21,000       25,000
                                                              ---------    --------       ---------      -------
         Allowance for loan losses, end of period...........  $ 107,848     103,794         107,848      103,794
                                                              =========    ========       =========      =======

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary bank is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $648.1 million and $742.5 million at June 30, 2003 and December 31, 2002, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our note payable, at June 30, 2003:

                                                               Certificates of Deposit       Other
                                                                 of $100,000 or More      Borrowings        Total
                                                                 -------------------      ----------        -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................   $ 121,971            219,527           341,498
         Over three months through six months.....................      74,054              5,000            79,054
         Over six months through twelve months....................      86,087                 --            86,087
         Over twelve months.......................................     134,080              7,383           141,463
                                                                     ---------           --------          --------
              Total...............................................   $ 416,192            231,910           648,102
                                                                     =========           ========          ========

         In addition to these sources of funds, our subsidiary bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2003 and December 31, 2002, the borrowing capacity of our subsidiary bank under the agreement was approximately $953.1 million and $1.22 billion, respectively. In addition, our subsidiary bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $212.0 million and $223.6 million at June 30, 2003 and December 31, 2002, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $12.4 million and $14.0 million at June 30, 2003 and December 31, 2002, respectively, our subsidiary bank had no amounts outstanding under either of these agreements at June 30, 2003 and December 31, 2002.

         In connection with our normal operations, we enter into various other commitments and obligations such as long-term leasing arrangements, primarily of bank premises, and certificates of deposit. The required payments under such commitments and other obligations at June 30, 2003 are as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than     Over
                                                               1 Year          5 Years       5 Years       Total
                                                               ------          -------       -------       -----
                                                                          (dollars expressed in thousands)

         Operating leases.................................  $     5,419        24,782        23,493          53,694
         Certificates of deposit..........................    1,331,565       687,664           442       2,019,671
         Guaranteed preferred beneficial interest
              in subordinated debentures..................           --            --       210,701         210,701
         Federal Home Loan Bank advances..................        5,000         6,000         1,383          12,383
                                                            ===========     =========     =========     ===========

         Management believes the available liquidity and operating results of our subsidiary bank will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiaries, First Preferred Capital Trust II, First Preferred Capital Trust III, First Preferred Capital Trust IV, First Bank Capital Trust and First Bank Statutory Trust.

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

         In  November  2002,  the FASB  issued  FASB  Interpretation  No.  45 --
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. On December 31, 2002, we implemented FASB Interpretation No. 45, which did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

         On April 30, 2003, the FASB issued SFAS No. 149 -- Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 are required to be applied prospectively. We are currently evaluating the requirements of SFAS No. 149 and believe such requirements will not have a material effect on our consolidated financial statements.

         On May 15, 2003, the FASB issued SFAS No. 150 -- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity as it requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the fiscal period beginning after December 15, 2003. We are currently evaluating the requirements of SFAS No. 150 and believe such requirements will not have a material effect on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 -- Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         The Company has several statutory and business trusts, some of which were formed subsequent to January 31, 2003, for the purpose of issuing trust preferred securities as further described in Note 9 to our accompanying consolidated financial statements. We currently believe the continued consolidation of these trusts is appropriate under Interpretation No. 46. However, the application of Interpretation No. 46 to these types of trusts is an emerging issue and a possible unintended consequence of Interpretation No. 46 is the deconsolidation of these types of trusts. The Company is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements.

         In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier 1 capital for regulatory capital purposes.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.3% of net interest income, based on assets and liabilities at December 31, 2002. At June 30, 2003, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002 and 2003, is reflected in our net interest margin for the three and six months ended June 30, 2003 as compared to the comparable periods in 2002 and further discussed under "--Results of Operations." During the three and six months ended June 30, 2003, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                     Description
              --------------                     -----------

                  10.20 Agreement as to Expenses and Liabilities between First Banks, Inc. and FirstPreferred Capital Trust IV, dated April 1, 2003 (relating to First Preferred Capital Trust IV ("First Preferred IV")
                              - filed herewith.

                  10.21 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and Fifth Third Bank, dated April 1, 2003 (relating to First Preferred
                              IV) - filed herewith.

                  10.22 Indenture between First Banks, Inc. and Fifth Third Bank, as Trustee, dated April 1, 2003 (relating to First Preferred IV) - filed herewith.

                  10.23 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, Fifth Third Bank, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated April 1, 2003 (relating to First Preferred
                              IV) - filed herewith.

                  10.24 Underwriting Agreement by and among First Banks, Inc., Stifel, Nicolaus & Company, Incorporated and Fahnestock & Co., Inc., dated March 26, 2003 (relating to First Preferred IV) - filed herewith.

                  10.25 First Banks, Inc. - Executive Incentive Compen-sation Plan - filed herewith.

                  10.26 Second Amendment to Secured Credit Agreement by and among First Banks, Inc., Wells Fargo Bank, National Association, Bank One, N.A., LaSalle Bank, National Association, The Northern Trust Company, Union Bank of California, N.A., SunTrust Bank, Nashville and Fifth Third Bank, dated March 31, 2003 - filed herewith.

                  31 Rule 13a-14(a) / 15d-14(a) Certifications - filed herewith.

                  32          Section 1350 Certifications- filed herewith.

(b) We filed no reports on Form 8-K for the three months ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FIRST BANKS, INC.



August 14, 2003                  By: /s/ Allen H. Blake
                                     ----------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive Officer
                                         and Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and
                                         Accounting Officer)

                                                                      EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                      RULE 13a-14(a) (17 CFR 240.13a-14(a))
                    OR RULE 15d-14(a) (17 CFR 240.15d-14(a))
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Allen H. Blake, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "Report") of First Banks, Inc. (the "Registrant");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

     c) Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:  August 14, 2003               By:  /s/ Allen H. Blake
                                         ---------------------------------------
                                              Allen H. Blake
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                                                      Exhibit 32


                           CERTIFICATIONS REQUIRED BY
                      RULE 13a-14(b) (17 CFR 240.13a-4(b))
                    OR RULE 15d-14(b) (17 CFR 240.15d-14(b))
                        AND SECTION 1350 OF CHAPTER 63 OF
               TITLE 18 OF THE UNITED STATES CODE (18 U.S.C. 1350)


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  August 14, 2003               By:  /s/ Allen H. Blake
                                         ---------------------------------------
                                              Allen H. Blake
                                              President, Chief Executive Officer
                                              and Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                                                  Exhibit 10.20

                    AGREEMENT AS TO EXPENSES AND LIABILITIES

                  AGREEMENT AS TO EXPENSES AND LIABILITIES (this "Agreement")
                                                                  ----------
dated as of April 1, 2003 between FIRST BANKS, INC., a Missouri corporation ("First Banks"), and FIRST PREFERRED CAPITAL TRUST IV, a Delaware statutory
  -----------
trust (the "Trust").
            -----
                                    RECITALS

                  WHEREAS, the Trust intends to issue its common securities (the "Common Securities") to, and receive 8.15% Subordinated Debentures (the
  -----------------
"Debentures") from,  First  Banks  and  to  issue and sell up to 1,600,000 8.15%
 ----------
Cumulative Trust Preferred Securities (the "Preferred Securities") with such powers, preferences and special rights and restrictions as are set forth in the Amended and Restated Trust Agreement of the Trust dated as of April 1, 2003, as the same may be amended from time to time (the "Trust Agreement");
                                                  ---------------
                  WHEREAS, First Banks shall directly or indirectly own all of the Common Securities of the Trust and shall issue the Debentures;

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

                                    ARTICLE I

         Section 1.1.      Guarantee by First Banks.

         Subject to the terms and conditions hereof, First Banks, including in its capacity as holder of the Common Securities, hereby irrevocably and unconditionally guarantees to each person or entity to whom the Trust is now or hereafter becomes indebted or liable (the "Beneficiaries") the full payment when
                                           -------------
and as due, of any and all Obligations (as hereinafter defined) to such Beneficiaries. As used herein, "Obligations" means any costs, expenses or
                                  -----------
liabilities of the Trust other than obligations of the Trust to pay to the holders of any Preferred Securities or other similar interests in the Trust the amounts due such holders pursuant to the terms of the Preferred Securities or such other similar interests, as the case may be. This Agreement is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

         Section 1.2.      Term of Agreement.

         This Agreement shall terminate and be of no further force and effect upon the later of (a) the date on which full payment has been made of all amounts payable to all holders of all the Preferred Securities (whether upon redemption, liquidation, exchange or otherwise); and (b) the date on which there are no Beneficiaries remaining; provided, however, that this Agreement shall continue to be effective or shall be reinstated, as the case may be, if at any time any holder of the Preferred Securities or any Beneficiary must restore payment of any sums paid under the Preferred Securities, under any obligation under the Preferred Securities Guarantee Agreement dated the date hereof by First Banks and Wilmington Trust Company as guarantee trustee, or under this Agreement for any reason whatsoever. This Agreement is continuing, irrevocable, unconditional and absolute.

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

         First Preferred Capital Trust IV
         c/o First Banks, Inc.
         600 James S. McDonnell Boulevard
         Mail Code 014
         Hazelwood, Missouri  63042
         Facsimile No.:  (314) 592-6621
         Attention:  Chief Financial Officer

         First Banks, Inc.
         600 James S. McDonnell Boulevard
         Mail Code 014
         Hazelwood, Missouri  63042
         Facsimile No.:  (314) 592-6621
         Attention:  Chief Financial Officer

         Section 2.4.      Governing Law.

         This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Missouri (without regard to conflict of laws principles).



         [The remainder of this page has been left blank intentionally]

                  IN WITNESS WHEREOF, this Agreement is executed as of the day and year first above written.



                                      FIRST BANKS, INC.


                                      By:
                                         ---------------------------------------
                                      Its:
                                          --------------------------------------



                                      FIRST PREFERRED CAPITAL TRUST IV


                                      By:
                                         ---------------------------------------
                                             Name:
                                                  ------------------------------
                                             Title:     Administrative Trustee

                                                                   Exhibit 10.21

















                    PREFERRED SECURITIES GUARANTEE AGREEMENT

                                 by and between

                                FIRST BANKS, INC.

                                       and

                                FIFTH THIRD BANK





                            Dated as of April 1, 2003


                                TABLE OF CONTENTS


                                                 TABLE OF CONTENTS
                                                                                                     Page
                                                                                                     ----

ARTICLE I DEFINITIONS AND INTERPRETATION................................................................1
     Section 1.1.   Definitions and Interpretation......................................................1

ARTICLE II TRUST INDENTURE ACT..........................................................................4
     Section 2.1.   Trust Indenture Act; Application....................................................4
     Section 2.2    List of Holders of Securities.......................................................5
     Section 2.3.   Reports by the Guarantee Trustee....................................................5
     Section 2.4.   Periodic Reports to the Guarantee Trustee...........................................5
     Section 2.5.   Evidence of Compliance with Conditions Precedent....................................5
     Section 2.6.   Events of Default; Waiver...........................................................5
     Section 2.7.   Event of Default; Notice............................................................6
     Section 2.8.   Conflicting Interests...............................................................6

ARTICLE III POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE..........................................6
     Section 3.1.   Powers and Duties of the Guarantee Trustee..........................................6
     Section 3.2.   Certain Rights of the Guarantee Trustee.............................................8
     Section 3.3.   Not Responsible for Recitals or Issuance of Guarantee...............................9

ARTICLE IV GUARANTEE TRUSTEE............................................................................9
     Section 4.1.   Guarantee Trustee; Eligibility......................................................9
     Section 4.2.   Appointment, Removal and Resignation of Guarantee Trustee..........................10

ARTICLE V GUARANTEE ...................................................................................11
     Section 5.1.   Guarantee..........................................................................11
     Section 5.2.   Waiver of Notice and Demand........................................................11
     Section 5.3.   Obligations not Affected...........................................................11
     Section 5.4.   Rights of Holders..................................................................12
     Section 5.5.   Guarantee of Payment...............................................................12
     Section 5.6.   Subrogation........................................................................12
     Section 5.7.   Independent Obligations............................................................12

ARTICLE VI LIMITATION OF TRANSACTIONS; SUBORDINATION...................................................13
     Section 6.1.   Limitation on Transactions.........................................................13
     Section 6.2.   Ranking............................................................................13

ARTICLE VII TERMINATION................................................................................13
     Section 7.1.   Termination........................................................................13

ARTICLE VIII INDEMNIFICATION...........................................................................13
     Section 8.1.   Exculpation........................................................................13
     Section 8.2.   Indemnification....................................................................14

ARTICLE IX MISCELLANEOUS...............................................................................14
     Section 9.1.   Successors and Assigns.............................................................14
     Section 9.2.   Amendments.........................................................................14
     Section 9.3.   Notices............................................................................14
     Section 9.4.   Benefit............................................................................15
     Section 9.5.   Governing Law......................................................................15




                                            CROSS REFERENCE TABLE

         Section of Trust                                                                      Section of
         Indenture Act of                                                                      Guarantee
         1939, as amended                                                                      Agreement
         ----------------                                                                      ---------

         310(a)................................................................................4.1(a)
         310(b)................................................................................4.1(c), 2.8
         310(c)................................................................................Not Applicable
         311(a)................................................................................2.2(b)
         311(b)................................................................................2.2(b)
         311(c)................................................................................Not Applicable
         312(a)................................................................................2.2(a)
         312(b)................................................................................2.2(b)
         314(a)................................................................................2.4
         314(b)................................................................................Not Applicable
         314(c)................................................................................2.5
         314(d)................................................................................Not Applicable
         314(e)................................................................................1.1, 2.5, 3.2
         314(f)................................................................................2.1, 3.2
         315(a)................................................................................3.1(d)
         315(b)................................................................................2.7
         315(c)................................................................................3.1
         315(d)................................................................................3.1(d)
         316(a)................................................................................1.1, 2.6, 5.4
         316(b)................................................................................5.3
         317(a)................................................................................3.1
         317(b)................................................................................Not Applicable
         318(a)................................................................................2.1(a)
         318(b)................................................................................2.1
         318(c)................................................................................2.1(b)

                 Note: This Cross-Reference Table does not constitute part of this Agreement and shall  not affect the interpretation of any of its terms or provisions.


                    PREFERRED SECURITIES GUARANTEE AGREEMENT

         This  PREFERRED   SECURITIES   GUARANTEE   AGREEMENT  (this  "Preferred
                                                                       ---------
Securities Guarantee"),  dated as of April 1, 2003, is executed and delivered by
--------------------
FIRST BANKS,  INC., a Missouri  corporation (the  "Guarantor"),  and FIFTH THIRD
                                                   ---------
BANK, a bank organized and existing under the laws of the United States of America, as trustee (the "Guarantee Trustee"), for the benefit of the Holders
                           ------------------
(as defined herein) from time to time of the Preferred Securities (as defined herein) of First Preferred Capital Trust IV, a Delaware statutory trust (the "Trust").
------
                                    RECITALS

         WHEREAS, pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement"), dated as of April 1, 2003, among the trustees of the Trust
 ----------------
named therein, the Guarantor, as depositor, and the holders from time to time of undivided beneficial interests in the assets of the Trust, the Trust is issuing on the date hereof up to 1,600,000 preferred securities, having an aggregate liquidation amount of $40,000,000, designated the 8.15% Cumulative Trust Preferred Securities (the "Preferred Securities");
                           --------------------

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

                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

         Section 1.1     Definitions  and   Interpretation.  In  this  Preferred
Securities Guarantee, unless the context otherwise requires:

         (a) capitalized terms used in this Preferred Securities Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b) terms defined in the Trust Agreement as at the date of execution of this Preferred Securities Guarantee have the same meaning when used in this Preferred Securities Guarantee, unless otherwise defined in this Preferred Securities Guarantee;

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

         "Affiliate"  has the same  meaning as given to that term in Rule 405 of
          ---------
the Securities Act of 1933, as amended, or any successor rule thereunder.

         "Business Day" means any day other than a Saturday or a Sunday or a day
          ------------
on which federal or state banking institutions in the Borough of Manhattan, the City of New York are authorized or required by law, executive order or regulation to close or a day on which the Corporate Trust Office of the Guarantee Trustee is closed for business.

         "Code" means the Internal Revenue Code of 1986, as amended.
          ----

         "Corporate  Trust Office" means the office of the Guarantee  Trustee at
          -----------------------
which the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Preferred Securities Guarantee is located at 38 Fountain Square Plaza, MD10AT60, Cincinnati, Ohio, 45202, Attention: Corporate Trust Department.

         "Covered  Person"  means any Holder or  beneficial  owner of  Preferred
          ---------------
Securities.

         "Debentures" means the 8.15% Subordinated Debentures due June 30, 2033,
          ----------
of the Debenture Issuer held by the Property Trustee of the Trust.

         "Debenture Issuer" means the Guarantor.
          ----------------

         "Event of  Default"  means a  default  by the  Guarantor  on any of its
          -----------------
payments or other obligations under this Preferred Securities Guarantee.

         "Guarantee  Payments"  means the following  payments or  distributions,
          -------------------
without duplication, with respect to the Preferred Securities, to the extent not paid or made by the Trust: (i) any accrued and unpaid Distributions that are required to be paid on such Preferred Securities, to the extent the Trust shall have funds available therefor, (ii) the redemption price, including all accrued and unpaid Distributions to the date of redemption (the "Redemption Price"), to
                                                          ----------------
the extent the Trust has funds available therefor, with respect to any Preferred Securities called for redemption by the Trust, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of the Trust (other than in connection with the distribution of the Debentures to the Holders in exchange for the Preferred Securities as provided in the Trust Agreement), the lesser of
(A) the aggregate of the Liquidation Amount and all accrued and unpaid Distributions on the Preferred Securities to the date of payment, to the extent the Trust shall have funds available therefor (the "Liquidation Distribution"),
                                                    -------------------------
and (B) the amount of assets of the Trust remaining available for distribution to Holders in liquidation of the Trust.

         "Guarantee Trustee" means Fifth Third Bank, until a Successor Guarantee
          -----------------
Trustee has been appointed and has accepted such appointment pursuant to the terms of this Preferred Securities Guarantee and thereafter means each such Successor Guarantee Trustee.

         "Guarantor" means First Banks, Inc., a Missouri corporation.
          ---------

         "Holder"  means a  Person  in whose  name a  Preferred  Security  is or
          ------
Preferred Securities are registered in the Securities Register; provided, however, that, in determining whether the holders of the requisite percentage of the Preferred Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor, the Guarantee Trustee or any of their respective Affiliates.

         "Indemnified  Person" means the Guarantee Trustee, any Affiliate of the
          -------------------
Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Guarantee Trustee.

         "Indenture"  means the Indenture  dated as of April 1, 2003,  among the
          ---------
Debenture Issuer and Fifth Third Bank, as trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the Property Trustee of the Trust.

         "Liquidation  Amount"  means  the  stated  value  of $25 per  Preferred
          -------------------
Security.

         "Liquidation  Distribution"  has the meaning  provided  therefor in the
          -------------------------
definition of Guarantee Payments.

         "List of  Holders"  has the  meaning  set forth in Section  2.2 of this
          ----------------
Preferred Securities Guarantee.

         "Majority in Liquidation Amount of the Preferred  Securities" means the
          -----------------------------------------------------------
Holders of more than 50% of the Liquidation Amount (plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all of the Preferred Securities.

         "Officers'   Certificate"   means,   with  respect  to  any  Person,  a
          -----------------------
certificate signed by two authorized officers of such Person, at least one of whom shall be the principal executive officer, principal financial officer, principal accounting officer, treasurer or any vice president of such Person. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Preferred Securities Guarantee shall include:

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

         "Person" means a legal person,  including any individual,  corporation,
          ------
estate, partnership, limited partnership, joint venture, association, joint stock company, limited liability company, trust, statutory trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

         "Preferred  Securities"  means the  8.15%  Cumulative  Trust  Preferred
          ---------------------
Securities representing undivided beneficial interests in the assets of the Trust which rank pari passu with Common Securities issued by the Trust; provided, however, that upon the occurrence and during the continuance of an Event of Default, the rights of holders of Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Preferred Securities.

         "Redemption  Price" has the meaning provided therefor in the definition
          -----------------
of Guarantee Payments.

         "Responsible Officer" means, with respect to the Guarantee Trustee, any
          -------------------
officer within the Corporate Trust Office of the Guarantee Trustee with direct responsibility for the administration of this Preferred Securities Guarantee, including any vice-president, any assistant vice-president, the secretary, any assistant secretary, the treasurer, any assistant treasurer or other officer of the Corporate Trust Office of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

         "Securities  Register"  and  "Securities  Registrar"  have the meanings
          --------------------         ---------------------
assigned to such terms as in the Trust Agreement (as defined in the Indenture).

         "Successor  Guarantee  Trustee"  means a  successor  Guarantee  Trustee
          -----------------------------
possessing the qualifications to act as Guarantee Trustee under Section 4.1.

         "Trust  Indenture  Act"  means  the  Trust  Indenture  Act of 1939,  as
          ---------------------
amended, as in force at the date of which this instrument was executed; provided, however, that in the event the Trust Indenture Act of 1939, as amended, is amended after such date, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939, as so amended.

                                   ARTICLE II
                               TRUST INDENTURE ACT

         Section 2.1     Trust Indenture Act; Application.

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

         Section 2.2     List of Holders of Securities.

         (a) In the event the Guarantee Trustee is not also the Securities Registrar, the Guarantor shall provide the Guarantee Trustee with a list, in such form as the Guarantee Trustee may reasonably require, of the names and addresses of the Holders of the Preferred Securities (the "List of Holders") as
                                                            ---------------
of such date, (i) within one Business Day after January 1 and June 30 of each year, and (ii) at any other time within 30 days of receipt by the Guarantor of a written request for a List of Holders as of a date no more than fifteen (15) days before such List of Holders is given to the Guarantee Trustee; provided, that the Guarantor shall not be obligated to provide such List of Holders at any time the List of Holders does not differ from the most recent List of Holders given to the Guarantee Trustee by the Guarantor. The Guarantee Trustee may destroy any List of Holders previously given to it on receipt of a new List of Holders.

         (b) The Guarantee Trustee shall comply with its obligations under Sections 311(a), 311(b) and Section 312(b) of the Trust Indenture Act.

         Section 2.3     Reports  by  the  Guarantee  Trustee. On or before July
15 of each year, the Guarantee Trustee shall provide to the Holders of the Preferred Securities such reports as are required by Section 313 of the Trust Indenture Act, if any, in the form and in the manner provided by Section 313 of the Trust Indenture Act. The Guarantee Trustee shall also comply with the requirements of Section 313(d) of the Trust Indenture Act.

         Section 2.4 Periodic Reports to the Guarantee Trustee. The Guarantor shall provide to the Guarantee Trustee such documents, reports and information as required by Section 314 (if any) and the compliance certificate required by Section 314 of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act.

         Section 2.5 Evidence of Compliance with Conditions Precedent. The Guarantor shall provide to the Guarantee Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Preferred Securities Guarantee that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) may be given in the form of an Officers' Certificate.

         Section 2.6 Events of Default; Waiver. The Holders of a Majority in Liquidation Amount of the Preferred Securities may, by vote, on behalf of the Holders of all of the Preferred Securities, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Preferred Securities Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

         Section 2.7     Event of Default; Notice.

         (a) The Guarantee Trustee shall, within ninety (90) days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Preferred Securities, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice; provided, that, except in the case of a default by Guarantor on any of its payment obligations, the Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Preferred Securities.

         (b) The Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice, or of which a Responsible Officer of the Guarantee Trustee charged with the administration of the Trust Agreement shall have obtained actual knowledge of such Event of Default.

         Section 2.8 Conflicting Interests. The Trust Agreement shall be deemed to be specifically described in this Preferred Securities Guarantee for the purposes of clause (i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.

                                   ARTICLE III
               POWERS, DUTIES AND RIGHTS OF THE GUARANTEE TRUSTEE

         Section 3.1     Powers and Duties of the Guarantee Trustee.

         (a) This Preferred Securities Guarantee shall be held by the Guarantee Trustee for the benefit of the Holders of the Preferred Securities, and the Guarantee Trustee shall not transfer this Preferred Securities Guarantee to any Person except a Holder of Preferred Securities exercising his or her rights pursuant to Section 5.4(b) or to a Successor Guarantee Trustee on acceptance by such Successor Guarantee Trustee of its appointment to act as Successor Guarantee Trustee. The right, title and interest of the Guarantee Trustee shall automatically vest in any Successor Guarantee Trustee, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Guarantee Trustee.

         (b) If an Event of Default actually known to a Responsible Officer of the Guarantee Trustee has occurred and is continuing, the Guarantee Trustee shall enforce this Preferred Securities Guarantee for the benefit of the Holders of the Preferred Securities.

         (c) The Guarantee Trustee, before the occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Preferred Securities Guarantee, and no implied covenants shall be read into this Preferred Securities Guarantee against the Guarantee Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 2.6) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Preferred Securities Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent Person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (d) No provision of this Preferred Securities Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                         (A) the duties and obligations of the Guarantee Trustee shall be determined solely by the express provisions of this Preferred Securities Guarantee, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Preferred Securities Guarantee, and no implied covenants or obligations shall be read into this Preferred Securities Guarantee against the Guarantee Trustee; and

                         (B) in the absence of bad faith on the part of the Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this Preferred Securities Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Preferred Securities Guarantee;

                  (ii) the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                  (iii) the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a Majority in Liquidation Amount of the Preferred Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or exercising any trust or power conferred upon the Guarantee Trustee under this Preferred Securities Guarantee; and

                  (iv) no provision of this Preferred Securities Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Preferred Securities Guarantee or indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

         Section 3.2     Certain Rights of the Guarantee Trustee.

         (a)      Subject to the provisions of Section 3.1:

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

                  (iii) whenever, in the administration of this Preferred Securities Guarantee, the Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officers' Certificate which, upon receipt of such request, shall be promptly delivered by the Guarantor;

                  (iv)   the  Guarantee Trustee shall have no duty to see to any
         recording,  filing   or  registration   of   any   instrument  (or  any
         rerecording, refiling or registration thereof);

                  (v) the Guarantee Trustee may consult with counsel, and the written advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Preferred Securities Guarantee from any court of competent jurisdiction;

                  (vi) the Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Preferred Securities Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in c omplying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided that, nothing contained in this Section 3.2(a)(vi) shall be taken to relieve the Guarantee Trustee, upon the occurrence and during the continuance of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Preferred Securities Guarantee;

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

                  (ix) no third party shall be required to inquire as to the authority of the Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Preferred Securities Guarantee, both of which shall be conclusively evidenced by the Guarantee Trustee's or its agent's taking such action;

                  (x) whenever in the administration of this Preferred Securities Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (A) may request instructions from the Holders of a Majority in Liquidation Amount of the Preferred Securities, (B) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (C) shall be protected in conclusively relying on or acting in accordance with such instructions.

         (b) No provision of this Preferred Securities Guarantee shall be deemed to impose any duty or obligation on the Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it in any jurisdiction in which it shall be illegal, or in which the Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Guarantee Trustee shall be construed to be a duty.

         Section 3.3 Not Responsible for Recitals or Issuance of Guarantee. The Recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Preferred Securities Guarantee.

                                   ARTICLE IV
                                GUARANTEE TRUSTEE

         Section 4.1     Guarantee Trustee; Eligibility.

         (a)      There shall at all times be a Guarantee Trustee which shall:

                  (i) not be an Affiliate of the Guarantor; and

                 (ii) be a corporation organized and doing business under the laws of the United States or any state or territory thereof or of the District of Columbia, or a corporation or Person permitted by the Securities and Exchange Commission to act as an institutional trustee under the Trust Indenture Act, authorized under such laws to exercise corporate trust powers, having (or the obligations of which are guaranteed by an entity having) a combined capital and surplus of at least $50,000,000, and subject to supervision or examination by federal, state, territorial or District of Columbia authority. If such corporation, trust company or national banking association publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 4.1(a)(ii), the combined capital and surplus of such corporation, trust company or national banking association shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

         (b) If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 4.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 4.2(c).

         (c) If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee and the Guarantor shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.

         Section 4.2     Appointment,   Removal  and  Resignation  of  Guarantee
Trustee.

         (a) Subject to Section 4.2(b), the Guarantee Trustee may be appointed or removed without cause at any time by the Guarantor.

         (b)      The  Guarantee Trustee shall not be removed in accordance with
Section 4.2(a) until a Successor Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Guarantee Trustee and delivered to the Guarantor.

         (c) The Guarantee Trustee appointed to office shall hold office until a Successor Guarantee Trustee shall have been appointed or until its removal or resignation. The Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Guarantee Trustee has been appointed and has accepted such appointment by instrument in writing executed by such Successor Guarantee Trustee and delivered to the Guarantor and the resigning Guarantee Trustee.

         (d) If no Successor Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 4.2 within sixty (60) days after delivery to the Guarantor of an instrument of resignation, the resigning Guarantee Trustee may petition any court of competent jurisdiction for appointment of a Successor Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Guarantee Trustee.

         (e) No Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Guarantee Trustee.

         (f) Upon termination of this Preferred Securities Guarantee or removal or resignation of the Guarantee Trustee pursuant to this Section 4.2, the Guarantor shall pay to the Guarantee Trustee all fees and expenses accrued to the date of such termination, removal or resignation.

                                    ARTICLE V
                                    GUARANTEE

         Section 5.1     Guarantee.    The     Guarantor     irrevocably     and
unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Trust), as and when due, regardless of any defense, right of set-off or counterclaim that the Trust may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Trust to pay such amounts to the Holders.

         Section 5.2 Waiver of Notice and Demand. The Guarantor hereby waives notice of acceptance of this Preferred Securities Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Trust or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

         Section 5.3 Obligations not Affected. The obligations, covenants, agreements and duties of the Guarantor under this Preferred Securities Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

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

         Section 5.4     Rights of Holders.

         (a)      The  Holders  of  a  Majority  in  Liquidation  Amount of  the
Preferred Securities have the right to direct the time, method and place of conducting of any proceeding for any remedy available to the Guarantee Trustee in respect of this Preferred Securities Guarantee or exercising any trust or power conferred upon the Guarantee Trustee under this Preferred Securities Guarantee.

         (b) Any Holder of Preferred Securities may institute and prosecute a legal proceeding directly against the Guarantor to enforce its rights under this Preferred Securities Guarantee, without first instituting and prosecuting a legal proceeding against the Trust, the Guarantee Trustee or any other Person.

         Section 5.5     Guarantee   of   Payment.   This  Preferred  Securities
Guarantee creates a guarantee of payment and not of collection.

         Section 5.6 Subrogation. The Guarantor shall be subrogated to all (if any) rights of the Holders of the Preferred Securities against the Trust in respect of any amounts paid to such Holders by the Guarantor under this Preferred Securities Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Preferred Securities Guarantee, if, at the time of any such payment, any amounts are due and unpaid under this Preferred Securities Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

         Section 5.7 Independent Obligations. The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Trust with respect to the Preferred Securities, and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Preferred Securities Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (h), inclusive, of Section 5.3 hereof.

                                   ARTICLE VI
                    LIMITATION OF TRANSACTIONS; SUBORDINATION

         Section 6.1 Limitation on Transactions. So long as any Preferred Securities remain outstanding, if there shall have occurred and be continuing an Event of Default under this Preferred Securities Guarantee, an event of default under the Trust Agreement or during an Extension Period (as defined in the Indenture), then (a) neither the Guarantor nor any of its Subsidiaries (as defined in the Indenture) shall declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock (as such term is defined in the Indenture), except as permitted in such circumstances by the Indenture; (b) the Guarantor shall not make any payment of interest, principal or premium, if any, or repay, repurchase or redeem any debt securities issued by the Guarantor which rank pari passu with (including without limitation the Guarantor's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Guarantor's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II and the Guarantor's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III) or junior to the Debentures or make any guarantee payments with respect to any guarantee of the Guarantor of the debt securities of any Subsidiary of the Guarantor if such guarantee ranks pari passu with or junior to the Debentures, other than payments under this Preferred Securities Guarantee; and (c) the Guarantor shall not redeem, purchase or acquire less than all of the Outstanding Debentures or any of the Preferred Securities.

         Section 6.2 Ranking. This Preferred Securities Guarantee will constitute an unsecured obligation of the Guarantor and will rank subordinate and junior in right of payment to all Senior Debt, Subordinated Debt and Additional Senior Obligations (as defined in the Indenture) of the Guarantor, to the extent and in the manner set forth in the Indenture, and the applicable provisions of the Indenture will apply in all relevant respects to the obligations of the Guarantor hereunder.

                                   ARTICLE VII
                                   TERMINATION

         Section 7.1 Termination. This Preferred Securities Guarantee shall terminate upon (a) full payment of the Redemption Price of all the Preferred Securities, (b) full payment of the amounts payable in accordance with the Trust Agreement upon liquidation of the Trust, or (c) distribution of the Debentures to the Holders of the Preferred Securities. Notwithstanding the foregoing, this Preferred Securities Guarantee shall continue to be effective or shall be reinstated, as the case may be, if at any time any Holder of Preferred Securities must restore payment of any sums paid under the Preferred Securities or under this Preferred Securities Guarantee.

                                  ARTICLE VIII
                                 INDEMNIFICATION

         Section 8.1     Exculpation.

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

         (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Guarantor and upon such information, opinions, reports or statements presented to the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Guarantor, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to the Holders of the Preferred Securities might properly be paid.

         Section 8.2 Indemnification. The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any loss, liability or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses (including reasonable legal fees and expenses) of defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The obligation to indemnify as set forth in this Section 8.2 shall survive the termination of this Preferred Securities Guarantee.

                                   ARTICLE IX
                                  MISCELLANEOUS

         Section 9.1 Successors and Assigns. All guarantees and agreements contained in this Preferred Securities Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Preferred Securities then outstanding.

         Section 9.2 Amendments. Except with respect to any changes that do not materially and adversely affect the rights of the Holders (in which case no consent of the Holders will be required), this Preferred Securities Guarantee may only be amended with the prior approval of the Holders of at least a Majority in Liquidation Amount of the Preferred Securities. The provisions of
Article VI of the Trust Agreement with respect to meetings of the Holders of the Preferred Securities apply to the giving of such approval.

         Section 9.3 Notices. All notices provided for in this Preferred Securities Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by registered or certified mail, as follows:

         (a) If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders of the Preferred Securities):

                           Fifth Third Bank
                           1209 North Milwaukee Ave.
                           Chicago, IL  60622
                           Attention:  Ms. Sheetal Shah

         (b) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Preferred Securities):

                           First Banks, Inc.
                           600 James S. McDonnell Boulevard
                           Mail Code 014
                           Hazelwood, Missouri  63042
                           Attention: Chief Financial Officer

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

         Section 9.4 Benefit. This Preferred Securities Guarantee is solely for the benefit of the Holders of the Preferred Securities and, subject to Section 3.1(a), is not separately transferable from the Preferred Securities.

         Section 9.5     Governing Law.   THIS  PREFERRED  SECURITIES  GUARANTEE
SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MISSOURI.



         [The remainder of this page has been left blank intentionally]

         IN WITNESS WHEREOF, this Preferred Securities Guarantee is executed as of the day and year first above written.


                      FIRST BANKS, INC.


                      By:
                         -------------------------------------------------------
                      Its:
                          ------------------------------------------------------



                      FIFTH THIRD BANK, as Property Trustee


                      By:
                         -------------------------------------------------------
                      Its:
                          ------------------------------------------------------

                                                                   Exhibit 10.22





















================================================================================



                                FIRST BANKS, INC.

                                       AND

                          FIFTH THIRD BANK, AS TRUSTEE

                                    INDENTURE

                     8.15% SUBORDINATED DEBENTURES DUE 2033

                            DATED AS OF APRIL 1, 2003



================================================================================


                                                 TABLE OF CONTENTS
                                                                                                      Page
                                                                                                      ----
ARTICLE I DEFINITIONS....................................................................................1
     Section 1.1.     Definitions of Terms...............................................................1

ARTICLE II ISSUE, DESCRIPTION, TERMS, CONDITIONS, REGISTRATION AND EXCHANGE OF THE DEBENTURES...........10
     Section 2.1.     Designation and Principal Amount..................................................10
     Section 2.2.     Maturity..........................................................................10
     Section 2.3.     Form and Payment..................................................................11
     Section 2.4.     [Intentionally Omitted]...........................................................11
     Section 2.5.     Interest..........................................................................11
     Section 2.6.     Execution and Authentication......................................................12
     Section 2.7.     Registration of Transfer and Exchange.............................................13
     Section 2.8.     Temporary Debentures..............................................................13
     Section 2.9.     Mutilated, Destroyed, Lost or Stolen Debentures...................................14
     Section 2.10.    Cancellation......................................................................15
     Section 2.11.    Benefit of Indenture..............................................................15
     Section 2.12.    Authenticating Agent..............................................................15

ARTICLE III REDEMPTION OF DEBENTURES....................................................................16
     Section 3.1.     Redemption........................................................................16
     Section 3.2.     Special Event Redemption..........................................................16
     Section 3.3.     Optional Redemption by the Company................................................16
     Section 3.4.     Notice of Redemption..............................................................17
     Section 3.5.     Payment Upon Redemption...........................................................18
     Section 3.6.     No Sinking Fund...................................................................18

ARTICLE IV EXTENSION OF INTEREST PAYMENT PERIOD.........................................................18
     Section 4.1.     Extension of Interest Payment Period..............................................18
     Section 4.2.     Notice of Extension...............................................................19
     Section 4.3.     Limitation on Transactions........................................................19

ARTICLE V PARTICULAR COVENANTS OF THE COMPANY...........................................................20
     Section 5.1.     Payment of Principal and Interest.................................................20
     Section 5.2.     Maintenance of Agency.............................................................20
     Section 5.3.     Paying Agents.....................................................................21
     Section 5.4.     Appointment to Fill Vacancy in Office of Trustee..................................21
     Section 5.5.     Compliance with Consolidation Provisions..........................................21
     Section 5.6.     Limitation on Transactions........................................................22
     Section 5.7.     Covenants as to the Trust.........................................................22
     Section 5.8.     Covenants as to Purchases.........................................................23
     Section 5.9.     Waiver of Usury; Stay or Extension Laws...........................................23
     Section 5.10.    Limitation on Additional Junior Indebtedness......................................23

ARTICLE VI DEBENTUREHOLDERS' LISTS AND REPORTS BY THE COMPANY AND THE TRUSTEE...........................25
     Section 6.1.     Company to Furnish the Trustee Names and Addresses of
                      Debentureholders..................................................................25
     Section 6.2.     Preservation of Information Communications with the Debentureholders..............25
     Section 6.3.     Reports by the Company............................................................25
     Section 6.4.     Reports by the Trustee............................................................26

ARTICLE VII REMEDIES OF THE TRUSTEE AND DEBENTUREHOLDERS ON EVENT OF DEFAULT............................26
     Section 7.1.     Events of Default.................................................................26
     Section 7.2.     Collection of Indebtedness and Suits for Enforcement by Trustee...................28
     Section 7.3      Application of Money Collected....................................................29
     Section 7.4.     Limitation on Suits...............................................................29
     Section 7.5.     Rights and Remedies Cumulative; Delay or Omission Not Waiver......................30
     Section 7.6.     Control by Debentureholders.......................................................30
     Section 7.7.     Undertaking to Pay Costs..........................................................31
     Section 7.8.     Direct Action; Right of Set-Off...................................................31

ARTICLE VIII FORM OF DEBENTURE AND ORIGINAL ISSUE.......................................................32
     Section 8.1.     Form of Debenture.................................................................32
     Section 8.2.     Original Issue of the Debentures..................................................32

ARTICLE IX CONCERNING THE TRUSTEE.......................................................................32
     Section 9.1.     Certain Duties and Responsibilities of the Trustee................................32
     Section 9.2.     Notice of Defaults................................................................33
     Section 9.3.     Certain Rights of Trustee.  Except as otherwise provided in Section 9.1:..........33
     Section 9.4.     Trustee Not Responsible for Recitals, etc.........................................34
     Section 9.5.     May Hold the Debentures...........................................................35
     Section 9.6.     Money Held in Trust...............................................................35
     Section 9.7.     Compensation and Reimbursement....................................................35
     Section 9.8.     Reliance on Officers' Certificate.................................................35
     Section 9.9.     Disqualification; Conflicting Interests...........................................36
     Section 9.10.    Corporate Trustee Required; Eligibility...........................................36
     Section 9.11.    Resignation and Removal; Appointment of Successor.................................36
     Section 9.12.    Acceptance of Appointment by Successor............................................37
     Section 9.13.    Merger, Conversion, Consolidation or Succession to Business.......................38
     Section 9.14.    Preferential Collection of Claims Against the Company.............................38

ARTICLE X CONCERNING THE DEBENTUREHOLDERS...............................................................38
     Section 10.1.    Evidence of Action by Holders.....................................................38
     Section 10.2.    Proof of Execution by Debentureholders............................................39
     Section 10.3.    Who May be Deemed Owners..........................................................39
     Section 10.4.    Certain Debentures Owned by Company Disregarded...................................39
     Section 10.5.    Actions Binding on Future Debentureholders........................................40

ARTICLE XI SUPPLEMENTAL INDENTURES......................................................................40
     Section 11.1.    Supplemental Indentures Without the Consent of Debentureholders...................40
     Section 11.2.    Supplemental Indentures with Consent of Debentureholders..........................41
     Section 11.3.    Effect of Supplemental Indentures.................................................41
     Section 11.4.    The Debentures Affected by Supplemental Indentures................................41
     Section 11.5.    Execution of Supplemental Indentures..............................................42

ARTICLE XII SUCCESSOR CORPORATION.......................................................................42
     Section 12.1.    Company May Consolidate, etc......................................................42
     Section 12.2.    Successor Corporation Substituted.................................................43
     Section 12.3.    Evidence of Consolidation, etc. to Trustee........................................43

ARTICLE XIII SATISFACTION AND DISCHARGE.................................................................43
     Section 13.1.    Satisfaction and Discharge of Indenture...........................................43
     Section 13.2.    Discharge of Obligations..........................................................44
     Section 13.3.    Deposited Money to be Held in Trust...............................................44
     Section 13.4.    Payment of Money Held by Paying Agents............................................44
     Section 13.5.    Repayment to the Company..........................................................44

ARTICLE XIV IMMUNITY OF INCORPORATORS, STOCKHOLDERS, OFFICERS AND DIRECTORS.............................44
     Section 14.1.    No Recourse.......................................................................44

ARTICLE XV MISCELLANEOUS PROVISIONS.....................................................................45
     Section 15.1.    Effect on Successors and Assigns..................................................45
     Section 15.2.    Actions by Successor..............................................................45
     Section 15.3.    Surrender of Company Powers.......................................................45
     Section 15.4.    Notices...........................................................................45
     Section 15.5.    Governing Law.....................................................................45
     Section 15.6.    Treatment of Debentures as Debt...................................................46
     Section 15.7.    Compliance Certificates and Opinions..............................................46
     Section 15.8.    Payments on Business Days.........................................................46
     Section 15.9.    Conflict with Trust Indenture Act.................................................46
     Section 15.10. Counterparts........................................................................46
     Section 15.11. Separability........................................................................46
     Section 15.12. Assignment..........................................................................47
     Section 15.13. Acknowledgment of Rights............................................................47

ARTICLE XVI SUBORDINATION OF THE DEBENTURES.............................................................47
     Section 16.1.    Agreement to Subordinate..........................................................47
     Section 16.2     Default on Senior Debt, Subordinated Debt or Additional
                      Senior Obligations................................................................47
     Section 16.3.    Liquidation; Dissolution; Bankruptcy..............................................48
     Section 16.4.    Subrogation.......................................................................49
     Section 16.5.    Trustee to Effectuate Subordination...............................................50
     Section 16.6.    Notice by the Company.............................................................50
     Section 16.7.    Rights of the Trustee; Holders of the Senior Indebtedness.........................51
     Section 16.8.    Subordination May Not be Impaired.................................................51



                                         CROSS-REFERENCE TABLE

Section of
Trust Indenture Act                                                                              Section of
of 1939, as amended                                                                              Indenture
-------------------                                                                              ---------

310(a).........................................................................................................9.10
310(b)....................................................................................................9.9, 9.11
310(c)...............................................................................................Not Applicable
311(a).........................................................................................................9.14
311(b).........................................................................................................9.14
311(c)...............................................................................................Not Applicable
312(a)................................................................................................. 6.1, 6.2(a)
312(b)...................................................................................................... 6.2(c)
312(c)...................................................................................................... 6.2(c)
313(a)...................................................................................................... 6.4(a)
313(b)...................................................................................................... 6.4(b)
313(c)...............................................................................................6.4(a), 6.4(b)
313(d).......................................................................................................6.4(c)
314(a).......................................................................................................6.3(a)
314(b)...............................................................................................Not Applicable
314(c).........................................................................................................15.7
314(d)...............................................................................................Not Applicable
314(e).........................................................................................................15.7
314(f)...............................................................................................Not Applicable
315(a)..................................................................................................9.1(a), 9.3
315(b)..........................................................................................................9.2
315(c).......................................................................................................9.1(a)
315(d).......................................................................................................9.1(b)
315(e)..........................................................................................................7.7
316(a).....................................................................................................1.1, 7.6
316(b).......................................................................................................7.4(b)
316(c)......................................................................................................10.1(b)
317(a)..........................................................................................................7.2
317(b)..........................................................................................................5.3
318(a).........................................................................................................15.9

Note: This Cross-Reference Table does not constitute part of this Indenture and shall not affect the interpretation of any of its terms or provisions.

                                    INDENTURE

         INDENTURE, dated as of April 1, 2003, between FIRST BANKS, INC., a Missouri corporation (the "Company") and FIFTH THIRD BANK, a bank duly organized
                           -------
and existing under the laws of the United States of America, as trustee (the "Trustee");
      -------

                                    RECITALS

         WHEREAS, for its lawful corporate purposes, the Company has duly authorized the execution and delivery of this Indenture to provide for the issuance of securities to be known as its 8.15% Subordinated Debentures due 2033 (hereinafter referred to as the "Debentures"), the form and substance of such
                                   ----------
Debentures and the terms, provisions and conditions thereof to be set forth as provided in this Indenture;

         WHEREAS, First Preferred Capital Trust IV, a Delaware statutory trust (the "Trust"), has offered to the public $40,000,000 aggregate liquidation
       -----
amount of its Preferred Securities (as defined herein) ($46,000,000 if the Underwriters exercise their Option (as defined herein)) and proposes to invest the proceeds from such offering, together with the proceeds of the issuance and sale by the Trust to the Company of $1,237,125 aggregate liquidation amount of its Common Securities (as defined herein) ($1,422,700 if the Underwriters exercise their Option), in $41,237,125 aggregate principal amount of the Debentures ($47,422,700 if the Underwriters exercise their Option); and

         WHEREAS, the Company has requested that the Trustee execute and deliver this Indenture; and

         WHEREAS, all requirements necessary to make this Indenture a valid instrument in accordance with its terms, and to make the Debentures, when executed by the Company and authenticated and delivered by the Trustee, the valid obligations of the Company, have been performed, and the execution and delivery of this Indenture have been duly authorized in all respects; and

         WHEREAS, to provide the terms and conditions upon which the Debentures are to be authenticated, issued and delivered, the Company has duly authorized the execution of this Indenture; and

         WHEREAS, all things necessary to make this Indenture a valid agreement of the Company, in accordance with its terms, have been done.

         NOW, THEREFORE, in consideration of the premises and the purchase of the Debentures by the Trust, it is mutually covenanted and agreed as follows for the equal and ratable benefit of the holders of the Debentures:

                                    ARTICLE I
                                   DEFINITIONS

         Section 1.1    Definitions of Terms. The terms defined in this  Section
1.1 (except as in this Indenture otherwise expressly provided or unless the context otherwise requires) for all purposes of this Indenture and of any indenture supplemental hereto shall have the respective meanings specified in this Section 1.1 and shall include the plural as well as the singular. All other terms used in this Indenture that are defined in the Trust Indenture Act, or that are by reference in the Trust Indenture Act defined in the Securities Act (except as herein otherwise expressly provided or unless the context otherwise requires), shall have the meanings assigned to such terms in the Trust Indenture Act and in the Securities Act as in force at the date of the execution of this instrument. All accounting terms used herein and not expressly defined shall have the meanings assigned to such terms in accordance with Generally Accepted Accounting Principles.

         "Accelerated  Maturity  Date" means if the Company elects to accelerate
          ---------------------------
the Maturity Date in accordance with Section 2.2(b), the date selected by the Company which is prior to the Scheduled Maturity Date, but is after June 30, 2008.

         "Additional Junior Indebtedness"  means,  without duplication,  (A) any
          ------------------------------
indebtedness, liabilities or obligations of the Company, or any Subsidiary of the Company, under debt securities (or guarantees in respect of debt securities) initially issued to any trust, or a trustee of a trust, partnership or other entity affiliated with the Company that is, directly or indirectly, a finance subsidiary (as such term is defined in Rule 3a-5) under the Investment Company Act (or any successor Rule applicable thereto)) or other financing vehicle of the Company or any Subsidiary of the Company in connection with the issuance by that entity of preferred securities or other securities that are intended to qualify for Tier 1 capital treatment (or the then equivalent thereof) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company, other than the Debentures; provided, however, that the inability of the Company to treat all or any portion of the Additional Junior Indebtedness as Tier 1 capital shall not disqualify it as Additional Junior Indebtedness if such inability results from the Company having cumulative preferred stock, minority interests in consolidated subsidiaries, or any other class of security or interest to which the Federal Reserve now accords or may hereafter accord Tier 1 capital treatment (including the Debentures) in excess of the amount which may qualify for treatment as Tier 1 capital under applicable capital adequacy guidelines of the Federal Reserve and (B) any indebtedness, liabilities or obligations of the Company, or any Subsidiary of the Company, that is junior or otherwise subordinate in right of payment to Senior Indebtedness of the Company and that has a maturity or is otherwise due and payable by the Company on a date twelve (12) months or more after its date of original issuance, other than the Debentures.

         "Additional  Payments"  shall  have the  meaning  set forth in  Section
          --------------------
2.5(c).

         "Additional  Senior  Obligations" means all indebtedness of the Company
          -------------------------------
whether incurred on or prior to the date of this Indenture or thereafter incurred, for claims in respect of derivative products such as interest and foreign exchange rate contracts, commodity contracts and similar arrangements; provided, however, that Additional Senior Obligations does not include claims in respect of Senior Debt or Subordinated Debt or obligations which, by their terms, are expressly stated to be not superior in right of payment to the Debentures or to rank pari passu in right of payment with the Debentures, including the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II, the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III, the Company's Floating Rate Junior Subordinated Debt Securities due 2032 issued to First Bank Capital Trust, and by virtue of First Banks America, Inc.'s merger with and into the Company, the First Banks America, Inc. 8.50% Subordinated Debentures due 2028 issued to First America Capital Trust. For purposes of this definition, "claim" shall have the meaning assigned thereto in Section 101(4) of the United States Bankruptcy Code of 1978, as amended.

         "Administrative Trustees" shall have the meaning set forth in the Trust
          -----------------------
Agreement.

         "Affiliate"  means, with respect to a specified Person,  (a) any Person
          ---------
directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities or other ownership interests of the specified Person; (b) any Person 10% or more of whose outstanding voting securities or other ownership interests are directly or indirectly owned, controlled or held with power to vote by the specified Person; (c) any Person directly or indirectly controlling, controlled by, or under common control with the specified Person; (d) a partnership in which the specified Person is a general partner; (e) any officer or director of the specified Person; and (f) if the specified Person is an individual, any entity of which the specified Person is an officer, director or general partner.

         "Authenticating  Agent" means an  authenticating  agent with respect to
          ---------------------
the  Debentures  appointed  by the  Trustee  pursuant  to Section 2.12.

         "Bankruptcy  Law" means Title 11, U.S. Code, or any similar  federal or
          ---------------
state law for the relief of debtors.

         "Board of Directors" means the Board of Directors of the Company or any
          ------------------
duly authorized committee of such Board.

         "Board  Resolution"  means  a copy  of a  resolution  certified  by the
          -----------------
Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification.

         "Business  Day" means,  with respect to the  Debentures,  any day other
          -------------
than a Saturday or a Sunday or a day on which federal or state banking institutions in the Borough of Manhattan, the City of New York, are authorized or required by law, executive order or regulation to close, or a day on which the Corporate Trust Office of the Trustee or the Property Trustee is closed for business.

         "Capital  Treatment  Event"  means the  receipt by the  Company and the
          -------------------------
Trust of an Opinion of Counsel, rendered by a law firm having a recognized banking law practice within a reasonable period of time after the applicable occurrence, to the effect that, as a result of any amendment to or change (including any announced prospective change) in the laws (or any regulations thereunder) of the United States or any political subdivision thereof or therein, or as a result of any official or administrative pronouncement, action or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or which pronouncement, action or judicial decision is announced on or after the date of issuance of the Preferred Securities under the Trust Agreement, there is more than an insubstantial risk of impairment of the Company's ability to treat the aggregate Liquidation Amount (as defined in the Trust Agreement) of the Preferred Securities (or any substantial portion thereof) as Tier 1 capital (or the then equivalent thereof) for purposes of the capital adequacy guidelines of the Federal Reserve, as then in effect and applicable to the Company; provided, however, that the Trust or the Company shall have requested and received such an Opinion of Counsel with regard to such matters within a reasonable period of time after the Trust or the Company shall have become aware of the occurrence or the possible occurrence of any of the events described above.

         "Certificate"   means  a  certificate signed by the principal executive
          -----------
officer, the principal financial officer, the principal accounting officer, the treasurer or any vice president of the Company. The Certificate need not comply with the provisions of Section 15.7.

         "Change  in 1940  Act Law"  shall  have the  meaning  set  forth in the
          ------------------------
definition of "Investment Company Event."

         "Commission" means the Securities and Exchange Commission, as from time
          ----------
to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Common Securities" means undivided  beneficial interests in the assets
          -----------------
of the Trust which rank pari passu with the Preferred Securities; provided, however, that upon the occurrence and during the continuation of an Event of Default, the rights of holders of Common Securities to payment in respect of (i) distributions, and (ii) payments upon liquidation, redemption and otherwise, are subordinated to the rights of holders of Preferred Securities.

         "Company"  means First Banks,  Inc., a corporation  duly  organized and
          -------
existing under the laws of the State of Missouri, and, subject to the provisions of Article XII, shall also include its successors and assigns.

         "Compounded  Interest" shall have the meaning set forth in Section 4.1.
          --------------------

         "Corporate  Trust Office" means the office of the Trustee at which,  at
          -----------------------
any particular time, its corporate trust business shall be principally administered, which office at the date hereof is located at 38 Fountain Square Plaza, MD10AT60, Cincinnati, Ohio 45202 Attention: Corporate Trust Department.

         "Coupon  Rate"  shall have the  meaning  set forth in  Section  2.5(a).
          ------------

         "Custodian"  means any  receiver,  trustee,  assignee,  liquidator,  or
          ---------
similar official under any Bankruptcy Law.

         "Debentures"  shall have the meaning set forth in the Recitals  hereto.
          ----------

         "Debentureholder,"  "holder of  Debentures,"  "registered  holder,"  or
          ---------------     ---------------------     ------------------
other similar term, means the Person or Persons in whose name or names a particular Debenture shall be registered on the books of the Company or the Trustee kept for that purpose in accordance with the terms of this Indenture.

         "Debenture  Register"  shall  have the  meaning  set  forth in  Section
          -------------------
2.7(b).

         "Debenture  Registrar"  shall  have the  meaning  set forth in  Section
          --------------------
2.7(b).

         "Debt" means with respect to any Person,  whether recourse is to all or
          ----
a portion of the assets of such Person and whether or not contingent, (i) every obligation of such Person for money borrowed; (ii) every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (iii) every reimbursement obligation of such Person with respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (iv) every obligation of such Person issued or assumed as the deferred purchase price of property or services (but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business); (v) every capital lease obligation of such Person; and (vi) and every obligation of the type referred to in clauses (i) through (v) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable, directly or indirectly, as obligor or otherwise.

         "Default"  means any event,  act or condition that with notice or lapse
          -------
of time, or both, would constitute an Event of Default.

         "Deferred  Payment"  shall have the meaning  set forth in Section  4.1.
          -----------------

         "Direct  Action"  shall  have the  meaning  set forth in  Section  7.8.
          --------------

         "Dissolution  Event"  means  that as a  result  of the  occurrence  and
          ------------------
continuation of a Special Event, the Trust is to be dissolved in accordance with the Trust Agreement and the Debentures held by the Property Trustee are to be distributed to the holders of the Trust Securities issued by the Trust pro rata in accordance with the Trust Agreement.

         "Distribution" shall have the meaning set forth in the Trust Agreement.
          ------------

         "Event of Default"  means,  with respect to the  Debentures,  any event
          ----------------
specified in Section 7.1, which has continued for the period of time, if any, and after the giving of the notice, if any therein designated.

         "Exchange Act," means the Securities  Exchange Act of 1934, as amended,
          ------------
as in effect at the date of execution of this  Indenture.

         "Extension  Period"  shall have the meaning  set forth in Section  4.1.
          -----------------

         "Federal  Reserve" means the Board of Governors of the Federal  Reserve
          ----------------
System.

         "Guarantee"  shall have the meaning  set forth in the Trust  Agreement.
          ---------

         "Generally  Accepted  Accounting   Principles"  means  such  accounting
          --------------------------------------------
principles as are generally accepted at the time of any computation required hereunder.

         "Governmental   Obligations"  means  securities  that  are  (i)  direct
          --------------------------
obligations of the United States of America for the payment of which its full faith and credit is pledged; or (ii) obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America, the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America that, in either case, are not callable or redeemable at the option of the issuer thereof, and shall also include a depositary receipt issued by a bank (as defined in Section 3(a)(2) of the Securities Act) as custodian with respect to any such Governmental Obligation or a specific payment of principal of or interest on any such Governmental Obligation held by such custodian for the account of the holder of such depository receipt; provided, however, that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depositary receipt from any amount received by the custodian in respect of the Governmental Obligation or the specific payment of principal of or interest on the Governmental Obligation evidenced by such depositary receipt.

         "Herein," "hereof," and "hereunder," and other words of similar import,
          ------    ------        ---------
refer to this Indenture as a whole and not to any particular Article, Section or other subdivision.

         "Indenture"  means this instrument as originally  executed or as it may
          ---------
from time to time be supplemented or amended by one or more indentures supplemental hereto entered into in accordance with the terms hereof.

         "Interest  Payment  Date"  shall have the  meaning set forth in Section
          -----------------------
2.5(a).

         "Investment  Company Act," means the Investment Company Act of 1940, as
          -----------------------
amended, as in effect at the date of execution of this Indenture.

         "Investment  Company  Event"  means the  receipt by the Company and the
          --------------------------
Trust of an Opinion of Counsel, rendered by a law firm having a recognized tax and securities law practice within a reasonable period of time after the applicable occurrence, to the effect that, as a result of the occurrence of a change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority (a "Change in 1940 Act Law"), the Trust is or shall be considered an
              ----------------------
"investment company" that is required to be registered under the Investment Company Act, which Change in 1940 Act Law becomes effective on or after the date of original issuance of the Preferred Securities under the Trust Agreement; provided, however, that the Trust or the Company shall have requested and received such an Opinion of Counsel with regard to such matters within a reasonable period of time after the Trust or the Company shall have become aware of the occurrence or the possible occurrence of any such Change in 1940 Act Law.

         "Maturity  Date" means the date on which the  Debentures  mature and on
          --------------
which the principal shall be due and payable together with all accrued and unpaid interest thereon including Compounded Interest and Additional Payments, if any.

         "Ministerial Action" shall have the meaning set forth in Section 3.2.
          ------------------

         "Officers'  Certificate" means a certificate signed by the President or
          ----------------------
a Vice President and by the Treasurer or an Assistant Treasurer or the Controller or an Assistant Controller or the Secretary or an Assistant Secretary of the Company that is delivered to the Trustee in accordance with the terms hereof. Each such certificate shall include the statements provided for in
Section 15.7, if and to the extent required by the provisions thereof.

         "Opinion of Counsel"  means  an  opinion  in  writing  of  independent,
          ------------------
outside legal counsel that is delivered to the Trustee in accordance with the terms hereof. Each such opinion shall include the statements provided for in
Section 15.7, if and to the extent required by the provisions thereof.

         "Outstanding," when used with respect to the Debentures, means, subject
          -----------
to the provisions of Section 10.4, as of the date of determination, all of the Debentures theretofore authenticated and delivered by the Trustee under this Indenture, except (a) Debentures theretofore canceled by the Trustee or any Paying Agent, or delivered to the Trustee or any Paying Agent for cancellation;
(b) Debentures or portions thereof for the payment or redemption of which money or Governmental Obligations in the necessary amount shall have been deposited in trust with the Trustee or any Paying Agent (other than the Company) or shall have been set aside and segregated in trust by the Company (if the Company shall act as its own Paying Agent); provided, however, that if such Debentures or portions of such Debentures are to be redeemed prior to the maturity thereof, notice of such redemption shall have been given as in Article III provided, or provision satisfactory to the Trustee shall have been made for giving such notice; and (c) Debentures which have been paid or in lieu of or in substitution for which other Debentures shall have been authenticated and delivered pursuant to the terms of Section 2.6; provided, however, that in determining whether the holders of the requisite percentage of Debentures have given any request, notice, consent or waiver hereunder, Debentures held by the Company or any Affiliate of the Company shall not be included; provided, further, that the Trustee shall be protected in relying upon any request, notice, consent or waiver unless a Responsible Officer of the Trustee shall have actual knowledge that the holder of such Debenture is the Company or an Affiliate thereof. The Debentures so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Debentures, and the pledgee is not a Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor.

         "Paying  Agent"  means any paying agent or  co-paying  agent  appointed
          -------------
pursuant to Section 5.3.

         "Person"  means  any  individual,   corporation,  estate,  partnership,
          ------
limited partnership, joint venture, trust, association, joint-stock company, limited liability company, trust, statutory trust, unincorporated organization or government or any agency or political subdivision thereof or any other entity of whatever nature.

         "Predecessor  Debenture" means every previous Debenture  evidencing all
          ----------------------
or a portion of the same debt as that evidenced by such particular Debenture; and, for the purposes of this definition, any Debenture authenticated and delivered under Section 2.9 in lieu of a lost, destroyed or stolen Debenture shall be deemed to evidence the same debt as the lost, destroyed or stolen Debenture.

         "Preferred  Securities"  means the  8.15%  Cumulative  Trust  Preferred
          ---------------------
Securities representing undivided beneficial interests in the assets of the Trust which rank pari passu with Common Securities issued by the Trust; provided, however, that upon the occurrence and during the continuation of an Event of Default, the rights of holders of Common Securities to payment in respect of distributions and payments upon liquidation, redemption and otherwise are subordinated to the rights of holders of Preferred Securities.

         "Preferred  Securities  Guarantee" means any guarantee that the Company
          --------------------------------
may enter into with the Trustee or other Persons that operates directly or indirectly for the benefit of holders of Preferred Securities.

         "Property Trustee" has the meaning set forth in the Trust Agreement.
          ----------------

         "Redemption Price" shall have the meaning set forth in Section 3.2.
          ----------------

         "Responsible  Officer"  when used with respect to the Trustee means any
          --------------------
officer within the Corporate Trust Office of the Trustee with direct responsibility for the administration of this Indenture, including any vice president, any assistant vice president, any assistant secretary or any other officer or assistant officer of the Trustee who customarily performs functions similar to those performed by the Persons who at the time shall be such officers, respectively, or to whom any corporate trust matter is referred because of his or her knowledge of and familiarity with the particular subject.

         "Scheduled Maturity Date" means June 30, 2033.
          -----------------------

         "Securities Act," means  the  Securities Act of 1933, as amended, as in
          --------------
 effect at the date of execution of this Indenture.

         "Senior  Debt"  means  the  principal  of (and  premium,  if  any)  and
          ------------
interest, if any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company whether or not such claim for post-petition interest is allowed in such proceeding), on all Debt, whether incurred on or prior to the date of this Indenture or thereafter incurred, unless, in the instrument creating or evidencing the same or pursuant to which the same is outstanding, it is provided that such obligations are not superior in right of payment to the Debentures or to other Debt which is pari passu with (including without limitation the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II, the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III, the Company's Floating Rate Junior Subordinated Debt Securities due 2032 issued to First Bank Capital Trust, and by virtue of First Banks America, Inc.'s merger with and into the Company, the First Banks America, Inc. 8.50% Subordinated Debentures due 2028 issued to First America Capital Trust), or subordinated to, the Debentures; provided, however, that Senior Debt shall not be deemed to include any (a) Debt of the Company which when incurred and without respect to any election under section 1111(b) of the United States Bankruptcy Code of 1978, as amended, was without recourse to the Company; (b) the Guarantee Agreement; (c) Debt to any employee of the Company;
(d) Debt which by its terms is subordinated to trade accounts payable or accrued liabilities arising in the ordinary course of business to the extent that payments made to the holders of such Debt by the holders of the Debentures as a result of the subordination provisions of this Indenture would be greater than they otherwise would have been as a result of any obligation of such holders to pay amounts over to the obligees on such trade accounts payable or accrued liabilities arising in the ordinary course of business as a result of subordination provisions to which such Debt is subject; and (e) Debt which constitutes Subordinated Debt.

         "Senior Indebtedness" shall have the meaning set forth in Section 16.1.
          -------------------

         "Special Event"  means  a  Tax  Event, a  Capital Treatment Event or an
          -------------
 Investment Company Event.

         "Subordinated  Debt" means the principal of (and  premium,  if any) and
          ------------------
interest, if any (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company whether or not such claim for post-petition interest is allowed in such proceeding), on

Debt (other than the Debentures), whether incurred on or prior to the date of this Indenture or thereafter incurred, which is by its terms expressly provided to be junior and subordinate to other Debt of the Company (other than the Debentures); provided, however, that Subordinated Debt will not be deemed to include (i) any Debt of the Company which when incurred and without respect to any election under section 1111(b) of the United States Bankruptcy Code of 1978, as amended, was without recourse to the Company, (ii) any Debt of the Company owed to any of its subsidiaries, (iii) any Debt owed to any employee of the Company, (iv) any Debt which by its terms is subordinated to trade accounts payable or accrued liabilities arising in the ordinary course of business to the extent that payments made to the holders of such Debt by the holders of the Subordinated Debentures as a result of the subordination provisions of this Indenture would be greater than they otherwise would have been as a result of any obligation of such holders to pay amounts over to the obligees on such trade accounts payable or accrued liabilities arising in the ordinary course of business as a result of subordination provisions to which such Debt is subject,
(v) Debt which constitutes Senior Debt, (vi) any Debt of the Company under debt securities (and guarantees in respect of these debt securities) initially issued to any trust, or a trustee of a trust, partnership or other entity affiliated with the Company that is, directly or indirectly, a financing vehicle of the Company in connection with the issuance by that entity of preferred securities or other securities which are intended to qualify for Tier 1 capital treatment, or (vii) any Debt of its Subsidiaries (including any Debt of First Banks America, Inc. under debt securities and guarantees in respect of such securities initially issued to any trust, or a trustee of a trust, partnership or other entity affiliated with First Banks America, Inc. that is, directly or indirectly, a financing vehicle of First Banks America, Inc. in connection with the issuance by that entity of preferred securities or other securities which are intended to qualify for Tier 1 capital treatment) unless, by its terms, such Debt is subordinated to the Debentures.

         "Subsidiary"  means, with respect to any Person, (i) any corporation at
          ----------
least a majority of whose outstanding Voting Stock shall at the time be owned, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries; (ii) any general partnership, limited liability company, joint venture, trust or similar entity, at least a majority of whose outstanding partnership or similar interests shall at the time be owned by such Person, or by one or more of its Subsidiaries, or by such Person and one or more of its Subsidiaries; and (iii) any limited partnership of which such Person or any of its Subsidiaries is a general partner.

         "Tax  Event"  means  the  receipt  by the  Company  and the Trust of an
          ----------
Opinion of Counsel, rendered by a law firm having a recognized tax and securities law practice within a reasonable period of time after the applicable occurrence, to the effect that, as a result of any amendment to, or change (including any announced prospective change) in, the laws (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein, or as a result of any official administrative pronouncement or judicial decision interpreting or applying such laws or regulations, which amendment or change is effective or which pronouncement or decision is announced on or after the date of issuance of the Preferred Securities under the Trust Agreement, there is more than an insubstantial risk that (i) the Trust is, or shall be within ninety (90) days after the date of such Opinion of Counsel, subject to United States federal income tax with respect to income received or accrued on the Debentures; (ii) interest payable by the Company on the Debentures is not, or within ninety (90) days after the date of such Opinion of Counsel, shall not be, deductible by the Company, in whole or in part, for United States federal income tax purposes; or (iii) the Trust is, or shall be within 90 days after the date of such Opinion of Counsel, subject to more than a de minimis amount of other taxes, duties, assessments or other governmental charges; provided, however, that the Trust or the Company shall have requested and received such an Opinion of Counsel with regard to such matters within a reasonable period of time after the Trust or the Company shall have become aware of the occurrence or the possible occurrence of any of the events described in clauses (i) through (iii) above.

         "Trust" means  First  Preferred  Capital Trust IV, a Delaware statutory
          -----
trust.

         "Trust Agreement" means the Amended and Restated Trust Agreement, dated
          ---------------
 April 1, 2003, of the Trust.

         "Trustee"  means Fifth  Third Bank and,  subject to the  provisions  of
          -------
Article IX, shall also include its successors and assigns, and, if at any time there is more than one Person acting in such capacity hereunder, "Trustee" shall mean each such Person.

         "Trust  Indenture  Act,"  means the  Trust  Indenture  Act of 1939,  as
          ---------------------
amended, subject to the provisions of Sections 11.1, 11.2, and 12.1, as in effect at the date of execution of this Indenture.

         "Trust Securities" means   the   Common   Securities    and   Preferred
          ----------------
Securities, collectively.

         "Voting  Stock,"  as  applied  to stock of any  Person,  means  shares,
          -------------
interests, participations or other equivalents in the equity interest (however designated) in such Person having ordinary voting power for the election of a majority of the directors (or the equivalent) of such Person, other than shares, interests, participations or other equivalents having such power only by reason of the occurrence of a contingency.

                                   ARTICLE II
                     ISSUE, DESCRIPTION, TERMS, CONDITIONS,
                   REGISTRATION AND EXCHANGE OF THE DEBENTURES

         Section 2.1 Designation and Principal Amount. There is hereby authorized Debentures designated the "8.15% Subordinated Debentures due 2033," limited in aggregate principal amount up to $47,422,700 which amount shall be as set forth in any written order of the Company for the authentication and delivery of Debentures pursuant to Section 2.6.

         Section 2.2     Maturity.

         (a)      The Maturity Date shall be either:

                  (i)     the Scheduled Maturity Date; or

                  (ii) if the Company elects to accelerate the Maturity Date to be a date prior to the Scheduled Maturity Date in accordance with Section 2.2(c), the Accelerated Maturity Date.

         (b)      The  Company  may at  any time  before the day which is ninety
(90) days before the Scheduled Maturity Date and after June 30, 2008 elect to shorten the Maturity Date only once to the Accelerated Maturity Date, provided that the Company has received the prior approval of the Federal Reserve if then required under applicable capital guidelines, policies or regulations of the Federal Reserve.

         (c) If the Company elects to accelerate the Maturity Date in accordance with Section 2.2(b), the Company shall give notice to the Trustee and the Trust (unless the Trust is not the holder of the Debentures, in which case the Trustee will give notice to the holders of the Debentures) of the acceleration of the Maturity Date and the Accelerated Maturity Date at least thirty (30) days and no more than 180 days before the Accelerated Maturity Date; provided, however, that nothing provided in this Section 2.2 shall limit the Company's rights, as provided in Article III hereof, to redeem all or a portion of the Debentures at such time or times on or after June 30, 2008, as the Company may so determine, or at any time upon the occurrence of a Special Event.

         Section 2.3 Form and Payment. The Debentures shall be issued in fully registered certificated form without interest coupons. Principal and interest on the Debentures issued in certificated form shall be payable, the transfer of such Debentures shall be registrable and such Debentures shall be exchangeable for Debentures bearing identical terms and provisions at the office or agency of the Trustee; provided, however, that payment of interest may be made at the option of the Company by check mailed to the holder at such address as shall appear in the Debenture Register or by wire transfer to an account maintained by the holder as specified in the Debenture Register, provided that the holder provides proper transfer instructions by the regular record date. Notwithstanding the foregoing, so long as the holder of any Debentures is the Property Trustee, the payment of principal of and interest (including Compounded Interest and Additional Payments, if any) on such Debentures held by the Property Trustee shall be made at such place and to such account as may be designated by the Property Trustee.

         Section 2.4     [Intentionally Omitted].

         Section 2.5     Interest.

         (a) Each Debenture shall bear interest at a rate of 8.15% per annum (the "Coupon Rate") from the original date of issuance until the principal thereof becomes due and payable, and on any overdue principal and (to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the Coupon Rate, compounded quarterly, payable (subject to the provisions of Article IV) quarterly in arrears on March 31, June 30, September 30, and December 31 of each year (each, an "Interest
                                                                        --------
Payment  Date"),  commencing  on June 30, 2003, to the Person in whose name such
-------------
Debenture or any Predecessor Debenture is registered, at the close of business on the regular record date for such interest installment, which shall be the fifteenth day of the last month of the calendar quarter.

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

         (c) If, at any time while the Property Trustee is the holder of any Debentures, the Trust or the Property Trustee is required to pay any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States, or any other taxing authority, then, in any case, the Company shall pay as additional payments ("Additional
                                                                      ----------
Payments")  on the  Debentures  held by the Property  Trustee,  such  additional
--------
amounts as shall be required so that the net amounts received and retained by the Trust and the Property Trustee after paying such taxes, duties, assessments or other governmental charges shall be equal to the amounts the Trust and the Property Trustee would have received had no such taxes, duties, assessments or other government charges been imposed.

         Section 2.6     Execution and Authentication.

         (a) The Debentures shall be signed on behalf of the Company by its Chairman, Chief Executive Officer, President or one of its Vice Presidents, under its corporate seal attested by its Secretary or one of its Assistant Secretaries. Signatures may be in the form of a manual or facsimile signature. The Company may use the facsimile signature of any Person who shall have been a Chairman, Chief Executive Officer, President or Vice President thereof, or of any Person who shall have been a Secretary or Assistant Secretary thereof, notwithstanding the fact that at the time the Debentures shall be authenticated and delivered or disposed of such Person shall have ceased to be the Chairman, Chief Executive Officer, President or a Vice President, or the Secretary or an Assistant Secretary, of the Company (and any such signature shall be binding on the Company). The seal of the Company may be in the form of a facsimile of such seal and may be impressed, affixed, imprinted or otherwise reproduced on the Debentures. The Debentures may contain such notations, legends or endorsements required by law, stock exchange rule or usage. Each Debenture shall be dated the date of its authentication by the Trustee.

         (b) A Debenture shall not be valid until manually authenticated by an authorized signatory of the Trustee, or by an Authenticating Agent. Such signature shall be conclusive evidence that the Debenture so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture.

         (c) At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Debentures executed by the Company to the Trustee for authentication, together with a written order of the Company for the authentication and delivery of such Debentures signed by its Chairman, Chief Executive Officer, President or any Vice President and its Treasurer or any Assistant Treasurer, and the Trustee in accordance with such written order shall authenticate and deliver such Debentures.

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

         Section 2.7     Registration of Transfer and Exchange.

         (a) Debentures may be exchanged upon presentation thereof at the office or agency of the Company designated for such purpose or at the office of the Debenture Registrar, for other Debentures and for a like aggregate principal amount in denominations of integral multiples of $25, upon payment of a sum sufficient to cover any tax or other governmental charge in relation thereto, all as provided in this Section 2.7. In respect of any Debentures so surrendered for exchange, the Company shall execute, the Trustee shall authenticate and such office or agency shall deliver in exchange therefor the Debenture or Debentures that the Debentureholder making the exchange shall be entitled to receive, bearing numbers not contemporaneously outstanding.

         (b) The Company shall keep, or cause to be kept, at its office or agency designated for such purpose or at the office of the Debenture Registrar, or such other location designated by the Company a register or registers (herein referred to as the "Debenture Register") in which, subject to such reasonable
                    -------------------
regulations as the Debenture Registrar (as defined below) may prescribe, the Company shall register the Debentures and the transfers of Debentures as in this
Article  II  provided  and  which  at all  reasonable  times  shall  be open for inspection by the Trustee. The registrar for the purpose of registering Debentures and transfer of Debentures as herein provided shall initially be the Trustee and thereafter as may be appointed by the Company as authorized by Board Resolution (the "Debenture Registrar"). Upon surrender for transfer of any
                   --------------------
Debenture at the office or agency of the Company designated for such purpose, the Company shall execute, the Trustee shall authenticate and such office or agency shall deliver in the name of the transferee or transferees a new Debenture or Debentures for a like aggregate principal amount. All Debentures presented or surrendered for exchange or registration of transfer, as provided in this Section 2.7, shall be accompanied (if so required by the Company or the Debenture Registrar) by a written instrument or instruments of transfer, in form satisfactory to the Company or the Debenture Registrar, duly executed by the registered holder or by such holder's duly authorized attorney in writing.

         (c) No service charge shall be made for any exchange or registration of transfer of Debentures, or issue of new Debentures in case of partial redemption, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge in relation thereto, other than exchanges pursuant to Section 2.8, Section 3.5(b) and Section 11.4 not involving any transfer.

         (d) The Company shall not be required (i) to issue, exchange or register the transfer of any Debentures during a period beginning at the opening of business fifteen (15) days before the day of the mailing of a notice of redemption of less than all the Outstanding Debentures and ending at the close of business on the day of such mailing; nor (ii) to register the transfer of or exchange any Debentures or portions thereof called for redemption.

         (e) Debentures may only be transferred, in whole or in part, in accordance with the terms and conditions set forth in this Indenture. Any transfer or purported transfer of any Debenture not made in accordance with this Indenture shall be null and void.

         Section 2.8 Temporary Debentures. Pending the preparation of definitive Debentures, the Company may execute, and the Trustee shall authenticate and deliver, temporary Debentures (printed, lithographed, or typewritten). Such temporary Debentures shall be substantially in the form of the definitive Debentures in lieu of which they are issued, but with such omissions, insertions and variations as may be appropriate for temporary Debentures, all as may be determined by the Company. Every temporary Debenture shall be executed by the Company and be authenticated by the Trustee upon the same conditions and in substantially the same manner, and with like effect, as the definitive Debentures. Without unnecessary delay the Company shall execute and shall furnish definitive Debentures and thereupon any or all temporary Debentures may be surrendered in exchange therefor (without charge to the holders), at the office or agency of the Company designated for the purpose and the Trustee shall authenticate and such office or agency shall deliver in exchange for such temporary Debentures an equal aggregate principal amount of definitive Debentures, unless the Company advises the Trustee to the effect that definitive Debentures need not be authenticated and furnished until further notice from the Company. Until so exchanged, the temporary Debentures shall be entitled to the same benefits under this Indenture as definitive Debentures authenticated and delivered hereunder.

         Section  2.9    Mutilated, Destroyed, Lost or Stolen Debentures.

         (a) In case any temporary or definitive Debenture shall become mutilated or be destroyed, lost or stolen, the Company (subject to the next succeeding sentence) shall execute, and upon the Company's request the Trustee (subject as aforesaid) shall authenticate and deliver, a new Debenture bearing a number not contemporaneously outstanding, in exchange and substitution for the mutilated Debenture, or in lieu of and in substitution for the Debenture so destroyed, lost, stolen or mutilated. In every case the applicant for a substituted Debenture shall furnish to the Company and the Trustee such security or indemnity as may be required by them to save each of them harmless, and, in every case of destruction, loss or theft, the applicant shall also furnish to the Company and the Trustee evidence to their satisfaction of the destruction, loss or theft of the applicant's Debenture and of the ownership thereof. The Trustee shall authenticate any such substituted Debenture and deliver the same upon the written request or authorization of the Chairman, Chief Executive
Officer, President or any Vice President and the Treasurer or any Assistant Treasurer of the Company. Upon the issuance of any substituted Debenture, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith. In case any Debenture that has matured or is about to mature shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substitute Debenture, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Debenture) if the applicant for such payment shall furnish to the Company and the Trustee such security or indemnity as they may require to save them harmless, and, in case of destruction, loss or theft, evidence to the satisfaction of the Company and the Trustee of the destruction, loss or theft of such Debenture and of the ownership thereof.

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

         Section 2.10 Cancellation. All Debentures surrendered for the purpose of payment, redemption, exchange or registration of transfer shall, if surrendered to the Company or any Paying Agent, be delivered to the Trustee for cancellation, or, if surrendered to the Trustee, shall be canceled by it, and no Debentures shall be issued in lieu thereof except as expressly required or permitted by any of the provisions of this Indenture. On request of the Company at the time of such surrender, the Trustee shall deliver to the Company canceled Debentures held by the Trustee. In the absence of such request the Trustee may dispose of canceled Debentures in accordance with its standard procedures and deliver a certificate of disposition to the Company. If the Company shall otherwise acquire any of the Debentures, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Debentures unless and until the same are delivered to the Trustee for cancellation.

       Section 2.11 Benefit of Indenture. Nothing in this Indenture or in the Debentures, express or implied, shall give or be construed to give to any Person, other than the parties hereto and the holders of the Debentures (and, with respect to the provisions of Article XVI, the holders of the Senior Indebtedness) any legal or equitable right, remedy or claim under or in respect of this Indenture, or under any covenant, condition or provision herein contained; all such covenants, conditions and provisions being for the sole benefit of the parties hereto and of the holders of the Debentures (and, with respect to the provisions of Article XVI, the holders of the Senior Indebtedness).

         Section  2.12   Authenticating Agent.

         (a) So long as any of the Debentures remain Outstanding there may be an Authenticating Agent for any or all such Debentures, which Authenticating Agent the Trustee shall have the right to appoint. Said Authenticating Agent shall be authorized to act on behalf of the Trustee to authenticate Debentures issued upon exchange, transfer or partial redemption thereof, and Debentures so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. All references in this Indenture to the authentication of Debentures by the Trustee shall be deemed to include authentication by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall be a corporation that has a combined capital and surplus, as most recently reported or determined by it, sufficient under the laws of any jurisdiction under which it is organized or in which it is doing business to conduct a trust business, and that is otherwise authorized under such laws to conduct such business and is subject to supervision or examination by federal or state authorities. If at any time any Authenticating Agent shall cease to be eligible in accordance with these provisions, it shall resign immediately.

         (b) Any Authenticating Agent may at any time resign by giving written notice of resignation to the Trustee and to the Company. The Trustee may at any time (and upon request by the Company shall) terminate the agency of any Authenticating Agent by giving written notice of termination to such Authenticating Agent and to the Company. Upon resignation, termination or cessation of eligibility of any Authenticating Agent, the Trustee may appoint a successor Authenticating Agent eligible under the provisions of Section 2.12(a) of this Indenture. Any successor Authenticating Agent, upon acceptance of its appointment hereunder, shall become vested with all the rights, powers and duties of its predecessor hereunder as if originally named as an Authenticating Agent pursuant hereto.

                                   ARTICLE III
                            REDEMPTION OF DEBENTURES

         Section 3.1 Redemption. Subject to the Company having received prior approval of the Federal Reserve, if then required under the applicable capital guidelines, policies or regulations of the Federal Reserve, the Company may redeem the Debentures issued hereunder on and after the dates set forth in and in accordance with the terms of this Article III.

         Section 3.2 Special Event Redemption. Subject to the Company having received the prior approval of the Federal Reserve, if then required under the applicable capital guidelines, policies or regulations of the Federal Reserve, if a Special Event has occurred and is continuing, then, notwithstanding Section 3.3(a) but subject to Section 3.3(b), the Company shall have the right upon not less than thirty (30) days' nor more than sixty (60) days' notice to the holders of the Debentures to redeem the Debentures, in whole but not in part, for cash within 180 days following the occurrence of such Special Event (the "180-Day Period") at a redemption price equal to 100% of the
                    ---------------
principal amount to be redeemed plus any accrued and unpaid interest thereon to the date of such redemption (the "Redemption Price"), provided, that if at the
                                  ----------------
time there is available to the Company the opportunity to eliminate, within the 180-Day Period, a Tax Event by taking some ministerial action (a "Ministerial
                                                                     -----------
Action"),  such as filing a form or making an election,  or pursuing  some other
------
similar reasonable measure which has no adverse effect on the Company, the Trust or the holders of the Trust Securities issued by the Trust, the Company shall pursue such Ministerial Action in lieu of redemption, and, provided, further, that the Company shall have no right to redeem the Debentures pursuant to this
Section 3.2 while it is pursuing any Ministerial Action pursuant to its obligations hereunder, and, provided, further, that, if it is determined that the taking of a Ministerial Action would not eliminate the Tax Event within the 180 Day Period, the Company's right to redeem the Debentures pursuant to this
Section 3.2 shall be restored and it shall have no further obligations to pursue the Ministerial Action. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or such earlier time as the Company determines, provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

         Section  3.3    Optional Redemption by the Company.

         (a) Subject to the provisions of Section 3.3(c), except as otherwise may be specified in this Indenture, the Company shall have the right to redeem the Debentures, in whole or in part, from time to time, on or after June 30, 2008, at a Redemption Price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest thereon to the date of such redemption. Any redemption pursuant to this Section 3.3(a) shall be made upon not less than thirty (30) days' nor more than sixty (60) days' notice to the holder of the Debentures, at the Redemption Price. If the Debentures are only partially redeemed pursuant to this Section 3.3(a), the Debentures shall be redeemed by lot. The Redemption Price shall be paid prior to 12:00 noon, New York time, on the date of such redemption or at such earlier time as the Company determines, provided that the Company shall deposit with the Trustee an amount sufficient to pay the Redemption Price by 10:00 a.m., New York time, on the date such Redemption Price is to be paid.

         (b) Subject to the provisions of Section 3.3(c), the Company shall have the right to redeem Debentures at any time and from time to time in a principal amount equal to the Liquidation Amount (as defined in the Trust Agreement) of any Preferred Securities purchased and beneficially owned by the Company, plus an additional principal amount of Debentures equal to the Liquidation Amount (as defined in the Trust Agreement) of that number of Common Securities that bears the same proportion to the total number of Common Securities then outstanding as the number of Preferred Securities to be redeemed bears to the total number of Preferred Securities then outstanding. Such Debentures shall be redeemed pursuant to this Section 3.3(b) only in exchange for and upon surrender by the Company to the Property Trustee of the Preferred Securities and a proportionate amount of Common Securities, whereupon the Property Trustee shall cancel the Preferred Securities and Common Securities so surrendered and a Like Amount (as defined in the Trust Agreement) of Debentures shall be extinguished by the Trustee and shall no longer be deemed Outstanding.

         (c) If a partial redemption of the Debentures would result in the termination of inclusion of the Preferred Securities in the Nasdaq National Market or the delisting of the Preferred Securities from any national securities exchange or other self-regulatory organization on or in which the Preferred Securities are then included, listed, quoted or included, the Company shall not be permitted to effect such partial redemption and may only redeem the Debentures in whole.

         Section  3.4    Notice of Redemption.

         (a) Except in the case of a redemption pursuant to Section 3.3(b), in case the Company shall desire to exercise such right to redeem all or, as the case may be, a portion of the Debentures in accordance with the right reserved so to do, the Company shall, or shall cause the Trustee to, upon receipt of forty-five (45) days' written notice from the Company (which notice shall, in the event of a partial redemption, include a representation to the effect that such partial redemption will not result in the delisting of the Preferred Securities as described in Section 3.3(c) above), give notice of such redemption to holders of the Debentures to be redeemed by mailing, first class postage prepaid, a notice of such redemption not less than thirty (30) days and not more than sixty (60) days before the date fixed for redemption to such holders at their last addresses as they shall appear upon the Debenture Register unless a shorter period is specified in the Debentures to be redeemed. Any notice that is mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the registered holder receives the notice. In any case, failure duly to give such notice to the holder of any Debenture designated for redemption in whole or in part, or any defect in the notice, shall not affect the validity of the proceedings for the redemption of any other Debentures. In the case of any redemption of Debentures prior to the expiration of any restriction on such redemption provided in the terms of such Debentures or elsewhere in this Indenture, the Company shall furnish the Trustee with an Officers' Certificate evidencing compliance with any such restriction. Each such notice of redemption shall specify the date fixed for redemption and the Redemption Price and shall state that payment of the Redemption Price shall be made at the Corporate Trust Office, upon presentation and surrender of such Debentures, that interest accrued to the date fixed for redemption shall be paid as specified in said notice and that from and after said date interest shall cease to accrue. If less than all the Debentures are to be redeemed, the notice to the holders of the Debentures shall specify the particular Debentures to be redeemed. If the Debentures are to be redeemed in part only, the notice shall state the portion of the principal amount thereof to be redeemed and shall state that on and after the redemption date, upon surrender of such Debenture, a new Debenture or Debentures in principal amount equal to the unredeemed portion thereof shall be issued.

         (b) Except in the case of a redemption pursuant to Section 3.3(b), if less than all the Debentures are to be redeemed, the Company shall give the Trustee at least forty-five (45) days' written notice in advance of the date fixed for redemption as to the aggregate principal amount of Debentures to be redeemed, and thereupon the Trustee shall select, by lot the portion or portions (equal to $25 or any integral multiple thereof) of the Debentures to be redeemed and shall thereafter promptly notify the Company in writing of the numbers of the Debentures to be redeemed, in whole or in part. The Company may, if and whenever it shall so elect pursuant to the terms hereof, by delivery of instructions signed on its behalf by its Chairman, Chief Executive Officer, President or any Vice President, instruct the Trustee or any Paying Agent to call all or any part of the Debentures for redemption and to give notice of redemption in the manner set forth in this Section 3.4, such notice to be in the name of the Company or its own name as the Trustee or such Paying Agent may deem advisable. In any case in which notice of redemption is to be given by the Trustee or any such Paying Agent, the Company shall deliver or cause to be delivered to, or permit to remain with, the Trustee or such Paying Agent, as the case may be, such Debenture Register, transfer books or other records, or suitable copies or extracts therefrom, sufficient to enable the Trustee or such Paying Agent to give any notice by mail that may be required under the provisions of this Section 3.4.

         Section  3.5    Payment Upon Redemption.

         (a) If the giving of notice of redemption shall have been completed as above provided, the Debentures or portions of Debentures to be redeemed specified in such notice shall become due and payable on the date and at the place stated in such notice at the applicable Redemption Price, and interest on such Debentures or portions of Debentures shall cease to accrue on and after the date fixed for redemption, unless the Company shall default in the payment of such Redemption Price with respect to any such Debenture or portion thereof. On presentation and surrender of such Debentures on or after the date fixed for redemption at the place of payment specified in the notice, said Debentures shall be paid and redeemed at the Redemption Price (but if the date fixed for redemption is an Interest Payment Date, the interest installment payable on such date shall be payable to the registered holder at the close of business on the applicable record date pursuant to Section 2.5).

         (b) Upon presentation of any Debenture that is to be redeemed in part only, the Company shall execute and the Trustee shall authenticate and the office or agency where the Debenture is presented shall deliver to the holder thereof, at the expense of the Company, a new Debenture of authorized denomination in principal amount equal to the unredeemed portion of the Debenture so presented.

         Section 3.6 No Sinking Fund. The Debentures are not entitled to the benefit of any sinking fund.

                                   ARTICLE IV
                      EXTENSION OF INTEREST PAYMENT PERIOD

         Section 4.1 Extension of Interest Payment Period. The Company shall have the right, at any time and from time to time during the term of the Debentures so long as no Event of Default has occurred and is continuing, to defer payments of interest by extending the interest payment period of such Debentures for a period not exceeding twenty (20) consecutive quarters (the

"Extension Period"),  during which Extension Period no interest shall be due and
 ----------------
payable; provided that no Extension Period may extend beyond the Maturity Date or end on a date other than an Interest Payment Date. To the extent permitted by applicable law, interest, the payment of which has been deferred because of the extension of the interest payment period pursuant to this Section 4.1, shall bear interest thereon at the Coupon Rate compounded quarterly for each quarter of the Extension Period ("Compounded Interest"). At the end of the Extension
                            --------------------
Period, the Company shall calculate (and deliver such calculation to the Trustee) and pay all interest accrued and unpaid on the Debentures, including any Additional Payments and Compounded Interest (together, "Deferred Payments")
                                                             -----------------
that shall be payable to the holders of the Debentures in whose names the Debentures are registered in the Debenture Register on the first record date after the end of the Extension Period. Before the termination of any Extension Period, the Company may further extend such period so long as no Event of Default has occurred and is continuing, provided that such period together with all such further extensions thereof shall not exceed twenty (20) consecutive quarters, or extend beyond the Maturity Date of the Debentures or end on a date other than an Interest Payment Date. Upon the termination of any Extension Period and upon the payment of all Deferred Payments then due, the Company may commence a new Extension Period, subject to the foregoing requirements. No interest shall be due and payable during an Extension Period, except at the end thereof, but the Company may prepay at any time all or any portion of the interest accrued during an Extension Period.

         Section  4.2    Notice of Extension.

         (a) If the Property Trustee is the only registered holder of the Debentures at the time the Company selects an Extension Period, the Company shall give written notice to the Administrative Trustees, the Property Trustee and the Trustee of its selection of such Extension Period at least two (2) Business Days before the earlier of (i) the next succeeding date on which Distributions on the Trust Securities issued by the Trust are payable; or (ii) the date the Trust is required to give notice of the record date, or the date such Distributions are payable, to the Nasdaq National Market or other applicable exchange or self-regulatory organization or to holders of the Preferred Securities issued by the Trust, but in any event at least one Business Day before such record date.

         (b) If the Property Trustee is not the only holder of the Debentures at the time the Company selects an Extension Period, the Company shall give the holders of the Debentures and the Trustee written notice of its selection of such Extension Period at least two Business Days before the earlier of (i) the next succeeding Interest Payment Date; or (ii) the date the Company is required to give notice of the record or payment date of such interest payment to The Nasdaq National Market or other applicable self-regulatory organization or to holders of the Debentures, but in any event at least one Business Day before such record date.

         (c) The quarter in which any notice is given pursuant to paragraphs (a) or (b) of this Section 4.2 shall be counted as one of the twenty
(20) quarters permitted in the maximum Extension Period permitted under Section 4.1.

         Section 4.3 Limitation on Transactions. If (i) the Company shall exercise its right to defer payment of interest as provided in Section 4.1; or
(ii) there shall have occurred and be continuing any Event of Default, then (a) neither the Company nor any of its Subsidiaries shall declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock

(other than (A) dividends or distributions in common stock of the Company or such Subsidiary, as the case may be, or any declaration of a non-cash dividend in connection with the implementation of a shareholder rights plan, or the issuance of stock under any such plan in the future, or the redemption or repurchase of any such rights pursuant thereto, (B) purchases of common stock of the Company related to the rights under any of the Company's benefit plans for its directors, officers or employees), (C) as a result of a reclassification of its capital stock for another class of its capital stock, or (D) dividends or distributions made by a Subsidiary to the Company , or (E) dividends or distributions made by a Subsidiary to a Subsidiary); (b) neither the Company nor any Subsidiary shall make any payment of interest, principal or premium, if any, or repay, repurchase or redeem any debt securities issued by the Company or any Subsidiary which rank pari passu with (including without limitation the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II and the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III) or junior to the Debentures or make any guarantee payments with respect to any guarantee by the Company of the debt securities of any subsidiary of the Company if such guarantee ranks pari passu with or junior in interest to the Debentures; provided, however, that notwithstanding the foregoing the Company may make payments pursuant to its obligations under the Preferred Securities Guarantee; and (c) the Company shall not redeem, purchase or acquire less than all of the Outstanding Debentures or any of the Preferred Securities. The term "capital stock" as used in this Indenture shall not include the 8.50% Subordinated Debentures due 2028 issued by First Banks America, Inc. to First America Capital Trust or the 8.50% Cumulative Trust Preferred Securities issued by First America Capital Trust.

                                    ARTICLE V
                       PARTICULAR COVENANTS OF THE COMPANY

         Section 5.1 Payment of Principal and Interest. The Company shall duly and punctually pay or cause to be paid the principal of and interest on the Debentures at the time and place and in the manner provided herein. Each such payment of the principal of and interest on the Debentures shall relate only to the Debentures, shall not be combined with any other payment of the principal of or interest on any other obligation of the Company, and shall be clearly and unmistakably identified as pertaining to the Debentures.

         Section 5.2 Maintenance of Agency. So long as any of the Debentures remain Outstanding, the Company shall maintain an office or agency at such other location or locations as may be designated as provided in this
Section 5.2, where (i) Debentures may be presented for payment; (ii) Debentures may be presented as hereinabove authorized for registration of transfer and exchange; and (iii) notices and demands to or upon the Company in respect of the Debentures and this Indenture may be given or served, such designation to continue with respect to such office or agency until the Company shall, by written notice signed by its President or a Vice President and delivered to the Trustee, designate some other office or agency for such purposes or any of them. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, notices and demands. The Company shall give the Trustee prompt written notice of any such designation or rescission thereof.

         Section  5.3    Paying Agents.

         (a) The Trustee shall initially act as the Paying Agent. If the Company shall appoint one or more Paying Agents for the Debentures, other than the Trustee, the Company shall cause each such Paying Agent to execute and deliver to the Trustee an instrument in which such agent shall agree with the Trustee, subject to the provisions of this Section 5.3:

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

         Section 5.4 Appointment to Fill Vacancy in Office of Trustee. The Company, whenever necessary to avoid or fill a vacancy in the office of Trustee, shall appoint, in the manner provided in Section 9.11, a Trustee, so that there shall at all times be a Trustee hereunder.

         Section 5.5 Compliance with Consolidation Provisions. The Company shall not, while any of the Debentures remain Outstanding, consolidate with, or merge into, or merge into itself, or sell or convey all or substantially all of its property to any other company unless the provisions of Article XII hereof are complied with.

         Section 5.6 Limitation on Transactions. If Debentures are issued to the Trust or a trustee of the Trust in connection with the issuance of Trust Securities by the Trust and (i) there shall have occurred and be continuing any event that would constitute an Event of Default; (ii) the Company shall be in default with respect to its payment of any obligations under the Preferred Securities Guarantee relating to the Trust; or (iii) the Company shall have given notice of its election to defer payments of interest on such Debentures by extending the interest payment period as provided in this Indenture and such Extension Period, or any extension thereof, shall be continuing, then (a) neither the Company nor any of its Subsidiaries shall declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock (other than (A) dividends or distributions in common stock of the Company or such Subsidiary, as the case may be, or any declaration of a non-cash dividend in connection with the implementation of a shareholder rights plan, or the issuance of stock under any such plan in the future, or the redemption or repurchase of any such rights pursuant thereto, (B) purchases of common stock of the Company related to the rights under any of the Company's benefit plans for its directors, officers or employees), (C) as a result of a reclassification of its capital stock, or (D) dividends or distributions made by a Subsidiary to the Company, or (E) dividends or distributions made by a Subsidiary to a Subsidiary); (b) neither the Company nor any Subsidiary shall make any payment of principal, interest or premium, if any, or repay, repurchase or redeem any debt securities issued by the Company or any Subsidiary which rank pari passu with (including without limitation the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II, the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III, the Company's Floating Rate Junior Subordinated Debt Securities due 2032 issued to First Bank Capital Trust, and the First Banks America, Inc. 8.50% Subordinated Debentures due 2028 issued to First America Capital Trust) or junior in interest to the Debentures; provided, however, that the Company may make payments pursuant to its obligations under the Preferred Securities Guarantee; and (c) the Company shall not redeem, purchase or acquire less than all of the Outstanding Debentures or any of the Preferred Securities.

         Section 5.7 Covenants as to the Trust. For so long as the Trust Securities of the Trust remain outstanding, the Company shall (i) maintain 100% direct or indirect ownership of the Common Securities of the Trust; provided, however, that any permitted successor of the Company under this Indenture may succeed to the Company's ownership of the Common Securities; (ii) not voluntarily terminate, wind up or liquidate the Trust, except upon prior approval of the Federal Reserve if then so required under applicable capital guidelines, regulations or policies of the Federal Reserve and use its reasonable efforts to cause the Trust (a) to remain a business trust (and to avoid involuntary termination, winding up or liquidation), except in connection with a distribution of Debentures, the redemption of all of the Trust Securities of the Trust or certain mergers, consolidations or amalgamations, each as permitted by the Trust Agreement; and (b) to otherwise continue not to be treated as an association taxable as a corporation or partnership for United States federal income tax purposes; (iii) use its reasonable efforts to cause each holder of Trust Securities to be treated as owning an undivided beneficial interest in the Debentures; and (iv) including any successor to the Company, shall use best efforts to maintain the eligibility of the Preferred Securities for listing, quotation or inclusion on or in any national securities exchange or other self-regulatory organization on or in which the Preferred Securities are then listed, quoted or included (including, if applicable, the Nasdaq National Market) and shall use best efforts to keep the Preferred Securities so listed, quoted or included for so long as the Preferred Securities remain outstanding. In connection with the distribution of the Debentures to the holders of the Preferred Securities issued by the Trust upon a Dissolution Event, the Company shall use its best efforts to include such Debentures in the Nasdaq National
Market or on such other exchange or to include such Debentures in such self-regulatory organization as the Preferred Securities are then listed, quoted or included.

         Section 5.8 Covenants as to Purchases. Except upon the exercise by the Company of its right to redeem the Debentures pursuant to Section 3.2 upon the occurrence and continuation of a Special Event or pursuant to Section 3.3(b), the Company shall not purchase any Debentures, in whole or in part, from the Trust prior to June 30, 2008.

         Section 5.9 Waiver of Usury; Stay or Extension Laws. The Company shall not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any usury, stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performances of this Indenture, and the Company (to the extent it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

         Section 5.10 Limitation on Additional Junior Indebtedness. The Company shall not, and it shall not cause or permit any Subsidiary of the Company to, incur, issue or be obligated on any Additional Junior Indebtedness, either directly or indirectly, by way of guarantee, suretyship or otherwise, other than:

         (a)      Additional   Junior   Indebtedness  that, by   its  terms,  is
expressly stated to be junior and subordinate in all respects to the Debentures; or

         (b) Additional Junior Indebtedness that, by its terms, is expressly stated to be pari passu and rank equally in all respects with the Debentures; provided, however, that neither the Company nor any of its Subsidiaries shall incur, issue or otherwise become obligated on any Additional Junior Indebtedness pursuant to this Section 5.10(b) unless the quotient of "X" divided by "Y" is less than 65% upon incurring, issuing or otherwise obligated on any Additional Junior Indebtedness, where "X" and "Y" are calculated as described in Section 5.10(c) and 5.10(d), respectively.

         (c)      As  used  in  Section 5.10(b),  "X"  means  the  sum  of   the
following:

                (i) the aggregate liquidation amount or principal amount, as the case may be, of the Debentures Outstanding at the time of the proposed issuance of such Additional Junior Indebtedness pursuant to Section 5.10(b), plus

                (ii) the aggregate liquidation amount or principal amount, as the case may be, of any Additional Junior Indebtedness previously issued and outstanding at the time of the proposed issuance of such Additional Junior Indebtedness pursuant to Section 5.10(b), excluding any such Additional Junior Indebtedness that, by its terms, is expressly stated to be junior and subordinate in all respects to the Debentures, plus

               (iii) the aggregate liquidation amount or principal amount, as the case may be, of the Additional Junior Indebtedness proposed to be issued or otherwise incurred pursuant to Section 5.10(b), plus

                (iv) the principal amount of any Senior Indebtedness of the Company outstanding at the time of the proposed issuance of such Additional Junior Indebtedness pursuant to Section 5.10(b) for amounts borrowed;

                less, any indebtedness described in clauses (i) to (iv) above to be paid with the proceeds of the Additional Junior Indebtedness then proposed to be incurred, issued or upon which the Company is then to become obligated.

         (d)      As  used  in   Section 5.10(b), "Y"  means  the  sum  of   the
following:

                (i) the stockholder's equity (excluding any amount of accumulated other comprehensive income or loss) of the Company, each calculated on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America, determined as of the last day of the month immediately preceding the month during which the proposed issuance of the Additional Junior Indebtedness pursuant to Section 5.10(b) is scheduled to occur, (provided, however, that in no event shall any portion of the Debentures, the Additional Junior Indebtedness or the Senior Indebtedness described in
Section 5.10(c) also be included in "Y" under this Section 5.10(d)), plus

                (ii) the aggregate liquidation amount or principal amount, as the case may be, of any Additional Junior Indebtedness, which by its terms is expressly stated to be junior and subordinate in all respects to the Debentures and which was previously issued and outstanding at the time of the proposed issuance of such Additional Junior Indebtedness pursuant to Section 5.10(b).

         (e)      Notwithstanding the foregoing, the limitations of this Section
5.10 shall not in any way preclude the Company from merging with or into, or from acquiring or being acquired by, another Person (including by way of merger, stock purchase or acquisition of assets) that is not directly or indirectly controlling, controlled by or under common control with the Company in an arm's length transaction entered into in good faith, even though the pro forma consolidated balance sheet of the surviving Person immediately following the consummation of such merger, or of the acquiror immediately following the completion of such acquisition transaction, may include Additional Junior Indebtedness in amounts in excess of amounts that would otherwise be permitted by this Section 5.10; provided, however, that thereafter the limitations on future incurrences of Additional Junior Indebtedness in this Section 5.10 shall continue to apply to the Company (in the event that it is the surviving corporation in such merger transaction or the acquiror in such acquisition transaction) and shall apply to the other Person (in the event that it is the surviving corporation in such merger transaction or the acquiror in such acquisition transaction) whether or not such other Person is expressly made a party hereto.

         (f) The Company will not pay dividends or make any payments on account of the purchase, redemption or other retirement of any of its common stock, or make any distribution in respect thereof, directly or indirectly, if after such payment or distribution, the quotient referred to in Section 5.10(b) would exceed 60%.

                                   ARTICLE VI
                       DEBENTUREHOLDERS' LISTS AND REPORTS
                         BY THE COMPANY AND THE TRUSTEE

         Section 6.1 Company to Furnish the Trustee Names and Addresses of Debentureholders. The Company shall furnish or cause to be furnished to the Trustee (a) on a quarterly basis on each regular record date (as described in Section 2.5) a list, in such form as the Trustee may reasonably require, of the names and addresses of the holders of the Debentures as of such regular record date, provided that the Company shall not be obligated to furnish or cause to be furnished such list at any time that the list shall not differ in any respect from the most recent list furnished to the Trustee by the Company (in the event the Company fails to provide such list on a quarterly basis, the Trustee shall be entitled to rely on the most recent list provided by the Company); and (b) at such other times as the Trustee may request in writing within thirty (30) days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than fifteen (15) days prior to the time such list is furnished; provided, however, that, in either case, no such list need be furnished if the Trustee shall be the Debenture Registrar.

         Section 6.2 Preservation of Information Communications with the Debentureholders.

         (a) The Trustee shall preserve, in as current a form as is reasonably practicable, all information as to the names and addresses of the holders of Debentures contained in the most recent list furnished to it as provided in Section 6.1 and as to the names and addresses of holders of Debentures received by the Trustee in its capacity as Debenture Registrar for the Debentures (if acting in such capacity).

         (b) The Trustee may destroy any list furnished to it as provided in Section 6.1 upon receipt of a new list so furnished.

         (c) Debentureholders may communicate as provided in Section 312(b) of the Trust Indenture Act with other Debentureholders with respect to their rights under this Indenture or under the Debentures.

         Section  6.3    Reports by the Company.

         (a) The Company covenants and agrees to file with the Trustee, within fifteen (15) days after the Company is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may from time to time by rules and regulations prescribe) that the Company may be required to file with the Commission pursuant to Section 13 or
Section 15(d) of the Exchange Act; or, if the Company is not required to file information, documents or reports pursuant to either of such sections, then to file with the Trustee and the Commission, in accordance with the rules and regulations prescribed from time to time by the Commission, such of the supplementary and periodic information, documents and reports that may be required pursuant to Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations.

         (b) The Company covenants and agrees to file with the Trustee and the Commission, in accordance with the rules and regulations prescribed from time to time by the Commission, such additional information, documents and reports with respect to compliance by the Company with the conditions and covenants provided for in this Indenture as may be required from time to time by such rules and regulations.

         (c) The Company covenants and agrees to transmit by mail, first class postage prepaid, or reputable overnight delivery service that provides for evidence of receipt, to the Debentureholders, as their names and addresses appear upon the Debenture Register, within thirty (30) days after the filing thereof with the Trustee, such summaries of any information, documents and reports required to be filed by the Company pursuant to subsections (a) and (b) of this Section 6.3 as may be required by rules and regulations prescribed from time to time by the Commission.

         Section  6.4    Reports by the Trustee.

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

         (b) The Trustee shall comply with Section 313(b) and 313(c) of the Trust Indenture Act.

         (c) A copy of each such report shall, at the time of such transmission to Debentureholders, be filed by the Trustee with the Company, with the Nasdaq National Market, or any stock exchange on which any Debentures are listed and/or any other self-regulatory organization on or in which any Debentures are quoted or included (if so listed, quoted or included) and also with the Commission. The Company agrees to notify the Trustee when any Debentures become designated for inclusion in the Nasdaq National Market or listed on any other stock exchange or other self-regulatory organization.

                                   ARTICLE VII
                  REMEDIES OF THE TRUSTEE AND DEBENTUREHOLDERS
                               ON EVENT OF DEFAULT

         Section  7.1    Events of Default.

         (a)      Whenever used herein with  respect to the  Debentures,  "Event
                                                                           -----
of Default" means any one or more of the following  events that has occurred and
----------
is continuing:

                (i) the Company defaults in the payment of any installment of interest upon any of the Debentures, as and when the same shall become due and payable, and continuance of such default for a period of thirty (30) days; provided, however, that a valid extension of an interest payment period by the Company in accordance with the terms of this Indenture shall not constitute a default in the payment of interest for this purpose;

                (ii) the Company defaults in the payment of the principal on the Debentures as and when the same shall become due and payable whether at maturity, upon redemption, by declaration or otherwise;

                (iii) the Company fails to observe or perform any other of its covenants or agreements with respect to the Debentures for a period of ninety (90) days after the date on which written notice of such failure, requiring the same to be remedied and stating that such notice is a "Notice of
                                                                       ---------
Default"  hereunder,  shall have been given to the  Company by the  Trustee,  by
-------
registered or certified mail, or to the Company and the Trustee by the holders of at least twenty-five percent (25%) in principal amount of the Debentures at the time Outstanding;

                (iv) the Company pursuant to or within the meaning of any Bankruptcy Law (A) commences a voluntary case; (B) consents to the entry of an order for relief against it in an involuntary case; (C) consents to the appointment of a Custodian of it or for all or substantially all of its property; or (D) makes a general assignment for the benefit of its creditors;

                (v) a court of competent jurisdiction enters an order under any Bankruptcy Law that (A) is for relief against the Company in an involuntary case; (B) appoints a Custodian of the Company for all or substantially all of its property; or (C) orders the liquidation of the Company, and in any of such events the order or decree remains unstayed and in effect for 60 consecutive days; or

                (vi) the Trust shall have voluntarily or involuntarily dissolved, wound-up its business or otherwise terminated its existence except in connection with (A) the distribution of Debentures to holders of Trust Securities in liquidation of their interests in the Trust; (B) the redemption of all of the outstanding Trust Securities of the Trust; or (C) certain mergers, consolidations or amalgamations, each as permitted by the Trust Agreement.

         (b) In each and every such case referred to in paragraphs (i) through (vi) of Section 7.1(a), unless the principal of all the Debentures shall have already become due and payable, either the Trustee or the holders of not less than twenty-five percent (25%) in aggregate principal amount of the Debentures then Outstanding hereunder, by notice in writing to the Company (and to the Trustee if given by such Debentureholders) may declare the principal of all the Debentures to be due and payable immediately, and upon any such declaration the same shall become and shall be immediately due and payable, notwithstanding anything contained in this Indenture or in the Debentures.

         (c) At any time after the principal of the Debentures shall have been so declared due and payable, and before any judgment or decree for the payment of the money due shall have been obtained or entered as hereinafter provided, the holders of a majority in aggregate principal amount of the Debentures then Outstanding hereunder, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if: (i) the Company has paid or deposited with the Trustee a sum sufficient to pay all matured installments of interest upon all the Debentures and the principal of any and all Debentures that shall have become due otherwise than by acceleration (with interest upon such principal, and, to the extent that such payment is enforceable under applicable law, upon overdue installments of interest, at the rate per annum expressed in the Debentures to the date of such payment or deposit) and the amount payable to the Trustee under Section 9.7; and (ii) any and all Events of Default under this Indenture, other than the nonpayment of principal on Debentures that shall not have become due by their terms, shall have been remedied or waived as provided in Section 7.6. No such rescission and annulment shall extend to or shall affect any subsequent default or impair any right consequent thereon.

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

         Section 7.2 Collection of Indebtedness and Suits for Enforcement by Trustee.

         (a) The Company covenants that (i)in case it shall default in the payment of any installment of interest on any of the Debentures, and such default shall have continued for a period of thirty (30) days (other than by reason of a valid extension of an interest payment period by the Company in accordance with the terms of this Indenture); or (ii) in case it shall default in the payment of the principal of any of the Debentures when the same shall have become due and payable, whether upon maturity of the Debentures or upon redemption or upon declaration or otherwise, then, upon demand of the Trustee, the Company shall pay to the Trustee, for the benefit of the holders of the Debentures, the whole amount that then shall have become due and payable on all such Debentures for principal or interest, or both, as the case may be, with interest upon the overdue principal and (to the extent that payment of such interest is enforceable under applicable law and, if the Debentures are held by the Trust or a trustee of the Trust, without duplication of any other amounts paid by the Trust or trustee in respect thereof) upon overdue installments of interest at the rate per annum expressed in the Debentures; and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, and the amount payable to the Trustee under Section 9.7.

         (b)      If  the  Company  shall fail  to pay such amounts set forth in
Section 7.2(a) forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, shall be entitled and empowered to institute any action or proceedings at law or in equity for the collection of the sums so due and unpaid, and may prosecute any such action or proceeding to judgment or final decree, and may enforce any such judgment or final decree against the Company or other obligor upon the Debentures and collect the money adjudged or decreed to be payable in the manner provided by law out of the property of the Company or other obligor upon the Debentures, wherever situated.

         (c) In case of any receivership, insolvency, liquidation, bankruptcy, reorganization, readjustment, arrangement, composition or judicial proceedings affecting the Company, the Trust or the creditors or property of either, the Trustee shall have power to intervene in such proceedings and take any action therein that may be permitted by the court and shall (except as may be otherwise provided by law) be entitled to file such proofs of claim and other papers and documents as may be necessary or advisable in order to have the claims of the Trustee and of the holders of the Debentures allowed for the entire amount due and payable by the Company under this Indenture at the date of institution of such proceedings and for any additional amount that may become due and payable by the Company after such date, and to collect and receive any money or other property payable or deliverable on any such claim, and to distribute the same after the deduction of the amount payable to the Trustee under Section 9.7; and any receiver, assignee or trustee in bankruptcy or reorganization is hereby authorized by each of the holders of the Debentures to make such payments to the Trustee, and, in the event that the Trustee shall consent to the making of such payments directly to such Debentureholders, to pay to the Trustee any amount due it under Section 9.7.

         (d) All rights of action and of asserting claims under this Indenture, or under any of the terms established with respect to the Debentures, may be enforced by the Trustee without the possession of any of such Debentures, or the production thereof at any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for payment to the Trustee of any amounts due under Section 9.7, be for the ratable benefit of the holders of the Debentures. In case of an Event of Default hereunder which is continuing, the Trustee may in its discretion proceed to protect and enforce the rights vested in it by this Indenture by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any of such rights, either at law or in equity or in bankruptcy or otherwise, whether for the specific enforcement of any covenant or agreement contained in this Indenture or in aid of the exercise of any power granted in this Indenture, or to enforce any other legal or equitable right vested in the Trustee by this Indenture or by law. Nothing contained herein shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Debentureholder any plan of reorganization, arrangement, adjustment or composition affecting the Debentures or the rights of any holder thereof or to authorize the Trustee to vote in respect of the claim of any Debentureholder in any such proceeding.

         Section 7.3 Application of Money Collected. Any money or other assets collected by the Trustee pursuant to this Article VII with respect to the Debentures shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money or other assets on account of principal or interest, upon presentation of the Debentures, and notation thereon of the payment, if only partially paid, and upon surrender thereof if fully paid:

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

         Section  7.4    Limitation on Suits.

         (a) Except as set forth in this Indenture, no holder of any Debenture shall have any right by virtue or by availing of any provision of this Indenture to institute any suit, action or proceeding in equity or at law upon or under or with respect to this Indenture or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless (i) such holder previously shall have given to the Trustee written notice of an Event of Default and of the continuance thereof with respect to the Debentures specifying such Event of Default, as hereinbefore provided; (ii) the holders of not less than twenty-five percent (25%) in aggregate principal amount of the Debentures then Outstanding shall have made written request upon the Trustee to institute such action, suit or proceeding in its own name as trustee hereunder; (iii) such holder or holders shall have offered to the Trustee such reasonable indemnity as it may require against the costs, expenses and liabilities to be incurred therein or thereby; and (iv) the Trustee for sixty (60) days after its receipt of such notice, request and offer of indemnity shall have failed to institute any such action, suit or proceeding and during such sixty (60) day period, the holders of a majority in principal amount of the Debentures do not give the Trustee a direction inconsistent with the request.

         (b) Notwithstanding anything contained herein to the contrary or any other provisions of this Indenture, the right of any holder of the Debentures to receive payment of the principal of and interest on the Debentures, as therein provided, on or after the respective due dates expressed in such Debenture (or in the case of redemption, on the redemption date), or to institute suit for the enforcement of any such payment on or after such respective dates or redemption date, shall not be impaired or affected without the consent of such holder and by accepting a Debenture hereunder it is expressly understood, intended and covenanted by the taker and holder of every Debenture with every other such taker and holder and the Trustee that no one or more holders of the Debentures shall have any right in any manner whatsoever by virtue or by availing of any provision of this Indenture to affect, disturb or prejudice the rights of the holders of any other of such Debentures, or to obtain or seek to obtain priority over or preference to any other such holder, or to enforce any right under this Indenture, except in the manner herein provided and for the equal, ratable and common benefit of all holders of the Debentures. For the protection and enforcement of the provisions of this Section 7.4, each and every Debentureholder and the Trustee shall be entitled to such relief as can be given either at law or in equity.

         Section  7.5    Rights and Remedies Cumulative; Delay  or  Omission Not
Waiver.

         (a) Except as otherwise provided in Section 2.9(b), all powers and remedies given by this Article VII to the Trustee or to the Debentureholders shall, to the extent permitted by law, be deemed cumulative and not exclusive of any other powers and remedies available to the Trustee or the holders of the Debentures, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements contained in this Indenture or otherwise established with respect to such Debentures.

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

         Section 7.6 Control by Debentureholders. The holders of a majority in aggregate principal amount of the Debentures at the time Outstanding, determined in accordance with Section 10.4, shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee; provided, however, that such direction shall not be in conflict with any rule of law or with this Indenture. Subject to the provisions of Section 9.1, the Trustee shall have the right to decline to follow any such direction if the Trustee in good faith shall, by a Responsible Officer or Officers of the Trustee, determine that the proceeding so directed would involve the Trustee in personal liability. The holders of a majority in aggregate principal amount of the Debentures at the time Outstanding affected thereby, determined in accordance with Section 10.4, may on behalf of the holders of all of the Debentures waive any past default in the performance of any of the covenants contained herein and its consequences, except (i) a default in the payment of the principal of or interest on any of the Debentures as and when the same shall become due by the terms of such Debentures otherwise than by acceleration (unless such default has been cured and a sum sufficient to pay all matured installments of principal and interest has been deposited with the Trustee (in accordance with Section 7.1(c)); (ii) a default in the covenants contained in
Section 5.7; or (iii) in respect of a covenant or provision hereof which cannot be modified or amended without the consent of the holder of each Outstanding Debenture affected; provided, however, that if the Debentures are held by the Trust or a trustee of the Trust, such waiver or modification to such waiver shall not be effective until the holders of a majority in liquidation preference of Trust Securities of the Trust shall have consented to such waiver or modification to such waiver; provided, further, that if the Debentures are held by the Trust or a trustee of the Trust, and if the consent of the holder of each Outstanding Debenture is required, such waiver shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such waiver. Upon any such waiver, the default covered thereby shall be deemed to be cured for all purposes of this Indenture and the Company, the Trustee and the holders of the Debentures shall be restored to their former positions and rights hereunder, respectively; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

         Section 7.7 Undertaking to Pay Costs. All parties to this Indenture agree, and each holder of any Debentures by such holder's acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken or omitted by it as the Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 7.7 shall not apply to any suit instituted by the Trustee, to any suit instituted by any Debentureholder, or group of the Debentureholders holding more than ten percent (10%) in aggregate principal amount of the Outstanding Debentures, or to any suit instituted by any Debentureholder for the enforcement of the payment of the principal of or interest on the Debentures, on or after the respective due dates expressed in such Debenture or established pursuant to this Indenture.

         Section 7.8 Direct Action; Right of Set-Off. In the event that an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay interest on or principal of the Debentures on an Interest Payment Date or Maturity Date, as applicable, then a holder of Preferred Securities may institute and prosecute a legal proceeding directly against the Company for enforcement of payment to such holder of the principal of or interest on such Debentures having a principal amount equal to the aggregate Liquidation Amount of the Preferred Securities of such holders (a "Direct Action"). In connection with such Direct Action, the Company will have a
 -------------
right of set-off under this Indenture to the extent of any payment actually made by the Company to such holder of the Preferred Securities with respect to such Direct Action.

                                  ARTICLE VIII
                      FORM OF DEBENTURE AND ORIGINAL ISSUE

         Section 8.1 Form of Debenture. The Debenture and the Trustee's Certificate of Authentication to be endorsed thereon are to be substantially in the forms contained as Exhibit A to this Indenture attached hereto and incorporated herein by reference.

         Section 8.2 Original Issue of the Debentures. Debentures in the aggregate principal amount of $41,237,125 may, upon execution of this Indenture, be executed by the Company and delivered to the Trustee for authentication. If the Underwriters exercise their Option and there is an Option Closing Date (as such terms are defined in the Underwriting Agreement dated March 26, 2003, by and among the Company, the Trust and Stifel, Nicolaus & Company, Incorporated and Fahnestock & Co. Inc., as representatives of the several Underwriters named therein), then on such Option Closing Date, Debentures in the additional aggregate principal amount of up to $6,185,575 may be executed by the Company and delivered to the Trustee for authentication. In either such event, the Trustee shall thereupon authenticate and deliver said Debentures to or upon the written order of the Company, signed by its Chairman, its Chief Executive Officer, its President, or any Vice President and its Treasurer or an Assistant Treasurer, without any further action by the Company.

                                   ARTICLE IX
                             CONCERNING THE TRUSTEE

         Section  9.1    Certain Duties and Responsibilities of the Trustee.

         (a) The Trustee, prior to the occurrence of an Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform with respect to the Debentures such duties and only such duties as are specifically set forth in this Indenture, and no implied covenants shall be read into this Indenture against the Trustee. In case an Event of Default has occurred and is continuing and has not been cured or waived, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in its exercise, as a prudent Person would exercise or use under the circumstances in the conduct of his or her own affairs.

         (b) No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                (i) prior to the occurrence of an Event of Default and after the curing or waiving of all such Events of Default that may have occurred:
                  (A)    the duties and obligations of  the  Trustee  shall with
         respect to the Debentures be determined solely by the express provisions of this Indenture, and the Trustee shall not be liable with respect to the Debentures except for the performance of such duties and obligations as are specifically set forth in this Indenture, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                  (B) in the absence of bad faith on the part of the Trustee, the Trustee may with respect to the Debentures conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Indenture;

                (ii) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer or Responsible Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

               (iii) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the holders of not less than a majority in principal amount of the Debentures at the time Outstanding relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee under this Indenture with respect to the Debentures; and

                (iv) none of the provisions contained in this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if there is reasonable ground for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Indenture or adequate indemnity against such risk is not reasonably assured to it.

         Section 9.2 Notice of Defaults. Within ninety (90) days after actual knowledge by a Responsible Officer of the Trustee of the occurrence of any Default hereunder with respect to the Debentures, the Trustee shall transmit by mail to all holders of the Debentures, as their names and addresses appear in the Debenture Register, notice of such default, unless such Default shall have been cured or waived; provided, however, that, except in the case of a Default in the payment of the principal or interest (including any Additional Payments) on any Debenture, the Trustee shall be protected in withholding such notice if and so long as the board of directors, the executive committee or a trust committee of the directors and/or Responsible Officers of the Trustee determines in good faith that the withholding of such notice is in the interests of the holders of such Debentures; and provided, further, that in the case of any Default of the character specified in section 7.1(a)(iii), no such notice to holders of Debentures need be sent until at least thirty (30) days after the occurrence thereof.

         Section  9.3    Certain   Rights   of   Trustee.  Except  as  otherwise
provided in Section 9.1:

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

         (c) The Trustee shall not be deemed to have knowledge of a Default or an Event of Default, other than an Event of Default specified in Section 7.1(a)(i) or (ii), unless and until it receives written notification of such Event of Default from the Company or by holders of at least twenty-five percent (25%) of the aggregate principal amount of the Debentures at the time Outstanding;

         (d) The Trustee may consult with counsel and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken or suffered or omitted hereunder in good faith and in reliance thereon;

         (e) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Debentureholders, pursuant to the provisions of this Indenture, unless such Debentureholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities that may be incurred therein or thereby; nothing contained herein shall, however, relieve the Trustee of the obligation, upon the occurrence of an Event of Default (that is continuing and has not been cured or waived) to exercise with respect to the Debentures such of the rights and powers vested in it by this Indenture, and to use the same degree of care and skill in its exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs;

         (f) The Trustee shall not be liable for any action taken or omitted to be taken by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Indenture;

         (g) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, security, or other papers or documents, unless requested in writing so to do by the holders of not less than a majority in principal amount of the Outstanding Debentures (determined as provided in Section 10.4); provided, however, that if the payment within a reasonable time to the Trustee of the costs, expenses or liabilities likely to be incurred by it in the making of such investigation is, in the opinion of the Trustee, not reasonably assured to the Trustee by the security afforded to it by the terms of this Indenture, the Trustee may require reasonable indemnity against such costs, expenses or liabilities as a condition to so proceeding, and the reasonable expense of every such examination shall be paid by the Company or, if paid by the Trustee, shall be repaid by the Company upon demand; and

         (h) The Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

         Section  9.4    Trustee Not Responsible for Recitals, etc.

         (a)      The Recitals  contained herein and in the Debentures shall  be
taken  as  the   statements  of  the  Company,   and  the  Trustee   assumes  no
responsibility for the correctness of the same.

         (b) The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Debentures.

         (c) The Trustee shall not be accountable for the use or application by the Company of any of the Debentures or of the proceeds of such Debentures, or for the use or application of any money paid over by the Trustee in accordance with any provision of this Indenture, or for the use or application of any money received by any Paying Agent other than the Trustee.

         Section 9.5 May Hold the Debentures. The Trustee or any Paying Agent or Debenture Registrar for the Debentures, in its individual or any other capacity, may become the owner or pledgee of the Debentures with the same rights it would have if it were not Trustee, Paying Agent or Debenture Registrar.

         Section  9.6    Money  Held in  Trust.  Subject to  the  provisions  of
Section 13.5, all money received by the Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except such as it may agree with the Company to pay thereon.

         Section  9.7    Compensation and Reimbursement.

         (a) The Company covenants and agrees to pay to the Trustee, and the Trustee shall be entitled to, such reasonable compensation (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), as the Company and the Trustee may from time to time agree in writing, for all services rendered by it in the execution of the trusts hereby created and in the exercise and performance of any of the powers and duties hereunder of the Trustee, and, except as otherwise expressly provided herein, the Company shall pay or reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its counsel and of all Persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or bad faith. The Company also covenants to indemnify the Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of the Trustee and arising out of or in connection with the acceptance or administration of this Indenture, including the costs and expenses of defending itself against any claim of liability in the premises.

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

         Section 9.8 Reliance on Officers' Certificate. Except as otherwise provided in Section 9.1, whenever in the administration of the provisions of this Indenture the Trustee shall deem it necessary or desirable that a matter be proved or established prior to taking or suffering or omitting to take any action hereunder, such matter (unless other evidence in respect thereof be herein specifically prescribed) may, in the absence of negligence or bad faith on the part of the Trustee, be deemed to be conclusively proved and established by an Officers' Certificate delivered to the Trustee and such certificate, in the absence of negligence or bad faith on the part of the Trustee, shall be full warrant to the Trustee for any action taken, suffered or omitted to be taken by it under the provisions of this Indenture upon the faith thereof.

         Section 9.9 Disqualification; Conflicting Interests. If the Trustee has or shall acquire any "conflicting interest" within the meaning of
Section 310(b) of the Trust Indenture Act, the Trustee and the Company shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act.

         Section 9.10 Corporate Trustee Required; Eligibility. There shall at all times be a Trustee with respect to the Debentures issued hereunder which shall at all times be a corporation organized and doing business under the laws of the United States or any state or territory thereof or of the District of Columbia, or a corporation or other Person permitted to act as trustee by the Commission, authorized under such laws to exercise corporate trust powers, having (or the obligations of which are guaranteed by an entity having) a combined capital and surplus of at least $50,000,000, and subject to supervision or examination by federal, state, territorial, or District of Columbia authority. If such Person publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section 9.10, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. The Company may not, nor may any Person directly or indirectly controlling, controlled by, or under common control with the Company, serve as Trustee. In case at any time the Trustee shall cease to be eligible in accordance with the provisions of this
Section 9.10, the Trustee shall resign immediately in the manner and with the effect specified in Section 9.11.

         Section  9.11   Resignation and Removal; Appointment of Successor.

         (a) The Trustee or any successor hereafter appointed, may at any time resign by giving written notice thereof to the Company and by transmitting notice of resignation by mail, first class postage prepaid, to the Debentureholders, as their names and addresses appear upon the Debenture Register. Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee with respect to Debentures by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee. If no successor trustee shall have been so appointed and have accepted appointment within thirty (30) days after the mailing of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor trustee with respect to Debentures, or any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six (6) months may, subject to the provisions of Sections 9.9 and 9.10, on behalf of himself or herself and all others similarly situated, petition any such court for the appointment of a successor trustee. Such court may thereupon after such notice, if any, as it may deem proper and prescribe, appoint a successor trustee.

         (b)      In case at any time any one of the following shall occur:

                (i)      the Trustee shall fail to comply with the provisions of
Section 9.9 after written request therefor by the Company or by any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six months; or

                (ii) the Trustee shall cease to be eligible in accordance with the provisions of Section 9.10 and shall fail to resign after written request therefor by the Company or by any such Debentureholder; or

               (iii) the Trustee shall become incapable of acting, or shall be adjudged a bankrupt or insolvent, or commence a voluntary bankruptcy proceeding, or a receiver of the Trustee or of its property shall be appointed or consented to, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation;

then, in any such case, the Company may remove the Trustee with respect to all Debentures and appoint a successor trustee by written instrument, in duplicate, executed by order of the Board of Directors, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee, or, subject to the provisions of Sections 9.9 and 9.10, unless the Trustee's duty to resign is stayed as provided herein, any Debentureholder who has been a bona fide holder of a Debenture or Debentures for at least six months may, on behalf of that holder and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor trustee. Such court may thereupon after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint a successor trustee.

         (c) The holders of a majority in principal amount of the Debentures at the time Outstanding may at any time remove the Trustee by so notifying the Trustee and the Company and may appoint a successor Trustee with the consent of the Company.

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

         Section  9.12   Acceptance of Appointment by Successor.

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

         Section 9.13 Merger, Conversion, Consolidation or Succession to Business. Any Person into which the Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any Person succeeding to the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided, that such Person shall be qualified under the provisions of Section 9.9 and eligible under the provisions of Section 9.10, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding. In case any Debentures shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Debentures so authenticated with the same effect as if such successor Trustee had itself authenticated such Debentures.

         Section 9.14 Preferential Collection of Claims Against the Company. The Trustee shall comply with Section 311(a) of the Trust Indenture Act, excluding any creditor relationship described in Section 311(b) of the Trust Indenture Act. A Trustee who has resigned or been removed shall be subject to Section 311(a) of the Trust Indenture Act to the extent included therein.

                                    ARTICLE X
                         CONCERNING THE DEBENTUREHOLDERS

         Section  10.1   Evidence of Action by Holders.

         (a) Whenever in this Indenture it is provided that the holders of a majority or specified percentage in principal amount of the Debentures may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action), the fact that at the time of taking any such action the holders of such majority or specified percentage have joined therein may be evidenced by any instrument or any number of instruments of similar tenor executed by such holders of Debentures in Person or by agent or proxy appointed in writing.

         (b) If the Company shall solicit from the Debentureholders any request, demand, authorization, direction, notice, consent, waiver or other action, the Company may, at its option, as evidenced by an Officers'
Certificate,   fix  in  advance  a  record   date  for  the   determination   of
Debentureholders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other action, but the Company shall have no obligation to do so. If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other action may be given before or after the record date, but only the Debentureholders of record at the close of business on the record date shall be deemed to be Debentureholders for the purposes of determining whether Debentureholders of the requisite proportion of Outstanding Debentures have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other action, and for that purpose the Outstanding Debentures shall be computed as of the record date; provided, however, that no such authorization, agreement or consent by such Debentureholders on the record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than six (6) months after the record date.

         Section 10.2 Proof of Execution by Debentureholders. Subject to the provisions of Section 9.1, proof of the execution of any instrument by a Debentureholder (such proof shall not require notarization) or such Debentureholder's agent or proxy and proof of the holding by any Person of any of the Debentures shall be sufficient if made in the following manner:

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

         Section  10.3   Who   May   be   Deemed   Owners.   Prior  to  the  due
presentment for registration of transfer of any Debenture, the Company, the Trustee, any Paying Agent, any Authenticating Agent and any Debenture Registrar may deem and treat the Person in whose name such Debenture shall be registered upon the books of the Company as the absolute owner of such Debenture (whether or not such Debenture shall be overdue and notwithstanding any notice of ownership or writing thereon made by anyone other than the Debenture Registrar) for the purpose of receiving payment of or on account of the principal of and interest on such Debenture (subject to Section 2.3) and for all other purposes; and neither the Company nor the Trustee nor any Paying Agent nor any Authenticating Agent nor any Debenture Registrar shall be affected by any notice to the contrary.

         Section 10.4 Certain Debentures Owned by Company Disregarded. In determining whether the holders of the requisite principal amount of the Debentures have concurred in any direction, consent or waiver under this Indenture, the Debentures that are owned by the Company or any other obligor on the Debentures or by any Person directly or indirectly controlling or controlled by or under common control with the Company or any other obligor on the Debentures shall be disregarded and deemed not to be Outstanding for the purpose of any such determination, except that (i) for the purpose of determining whether the Trustee shall be protected in relying on any such direction, consent or waiver, only Debentures that the Trustee actually knows are so owned shall be so disregarded; and (ii) for purposes of this Section 10.4, the Trust shall be deemed not to be controlled by the Company. The Debentures so owned that have been pledged in good faith may be regarded as Outstanding for the purposes of this Section 10.4, if the pledgee shall establish to the satisfaction of the Trustee the pledgee's right so to act with respect to such Debentures and that the pledgee is not a Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company or any such other obligor. In case of a dispute as to such right, any decision by the Trustee taken upon the advice of counsel shall be full protection to the Trustee.

         Section 10.5 Actions Binding on Future Debentureholders. At any time prior to (but not after) the evidencing to the Trustee, as provided in
Section 10.1, of the taking of any action by the holders of the majority or percentage in principal amount of the Debentures specified in this Indenture in connection with such action, any holder of a Debenture that is shown by the evidence to be included in the Debentures the holders of which have consented to such action may, by filing written notice with the Trustee, and upon proof of holding as provided in Section 10.2, revoke such action so far as concerns such Debenture. Except as aforesaid any such action taken by the holder of any Debenture shall be conclusive and binding upon such holder and upon all future holders and owners of such Debenture, and of any Debenture issued in exchange therefor, on registration of transfer thereof or in place thereof, irrespective of whether or not any notation in regard thereto is made upon such Debenture. Any action taken by the holders of the majority or percentage in principal amount of the Debentures specified in this Indenture in connection with such action shall be conclusively binding upon the Company, the Trustee and the holders of all the Debentures.

                                   ARTICLE XI
                             SUPPLEMENTAL INDENTURES

         Section 11.1 Supplemental Indentures Without the Consent of Debentureholders. In addition to any supplemental indenture otherwise authorized by this Indenture, the Company and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act as then in effect), without the consent of the Debentureholders, for one or more of the following purposes:

         (a) to cure any ambiguity, defect, or inconsistency herein, or in the Debentures;

         (b) to provide for uncertificated Debentures in addition to or in place of certificated Debentures;

         (c) to add to the covenants of the Company for th benefit of the holders of all or any of the Debentures or to surrender any right or power herein conferred upon the Company;

         (d) to make any change that does not adversely affect the rights of any Debentureholder in any material respect;

         (e) to qualify or maintain the qualification of this Indenture under the Trust Indenture Act;

         (f) to evidence a consolidation or merger involving the Company as permitted under Section 12.1;

         (g) to add to, delete from, or revise the conditions, limitations, and restrictions on the authorized amount, terms, or purposes of issue, authentication, and delivery of Debentures, only as herein set forth; or

         (h) to provide for the issuance of and establish the form and terms and conditions of the Debentures, to establish the form of any certifications required to be furnished pursuant to the terms of this Indenture or of the Debentures, or to add to the rights of the holders of the Debentures.

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

         Section 11.2 Supplemental Indentures with Consent of Debentureholders. With the consent (evidenced as provided in Section 10.1) of the holders of not less than a majority in principal amount of the Debentures at the time Outstanding, the Company, when authorized by Board Resolutions, and the Trustee may from time to time and at any time enter into an indenture or indentures supplemental hereto (which shall conform to the provisions of the Trust Indenture Act as then in effect) for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of any supplemental indenture or of modifying in any manner not covered by Section 11.1 the rights of the holders of the Debentures under this Indenture; provided, however, that no such supplemental indenture shall without the consent of the holders of each Debenture then Outstanding and affected thereby, (i) extend the fixed maturity of any Debentures, reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon; or (ii) reduce the aforesaid percentage of Debentures, the holders of which are required to consent to any such supplemental indenture; provided, further, that if the Debentures are held by the Trust or a trustee of the Trust, such supplemental indenture shall not be effective until the holders of a majority in liquidation preference of Trust Securities of the Trust shall have consented to such supplemental indenture; provided, further, that if the consent of the holder of each Outstanding Debenture is required, such supplemental indenture shall not be effective until each holder of the Trust Securities of the Trust shall have consented to such supplemental indenture. It shall not be necessary for the consent of the Debentureholders affected thereby under this
Section 11.2 to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such consent shall approve the substance thereof.

         Section 11.3 Effect of Supplemental Indentures. Upon the execution of any supplemental indenture pursuant to the provisions of this Article XI, this Indenture shall be and be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Indenture of the Trustee, the Company and the holders of Debentures shall thereafter be determined, exercised and enforced hereunder subject in all respects to such modifications and amendments, and all the terms and conditions of any such supplemental indenture shall be and be deemed to be part of the terms and conditions of this Indenture for any and all purposes.

         Section 11.4 The Debentures Affected by Supplemental Indentures. The Debentures affected by a supplemental indenture, authenticated and delivered after the execution of such supplemental indenture pursuant to the provisions of this Article XI, may bear a notation in form approved by the Company, provided, such form meets the requirements of any exchange or automated quotation system upon which the Debentures may be listed or quoted, as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Debentures so modified as to conform, in the opinion of the Board of Directors of the Company, to any modification of this Indenture contained in any such supplemental indenture may be prepared by the Company, authenticated by the Trustee and delivered in exchange for the Debentures then Outstanding.

         Section  11.5   Execution of Supplemental Indentures.

         (a) Upon the request of the Company, accompanied by its Board Resolutions authorizing the execution of any such supplemental indenture, and upon the filing with the Trustee of evidence of the consent of the Debentureholders required to consent thereto as aforesaid, the Trustee shall join with the Company in the execution of such supplemental indenture unless such supplemental indenture affects the Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion but shall not be obligated to enter into such supplemental indenture. The Trustee, subject to the provisions of Sections 9.1, may receive an Opinion of Counsel as conclusive evidence that any supplemental indenture executed pursuant to this Article XI is authorized or permitted by, and conforms to, the terms of this Article XI and that it is proper for the Trustee under the provisions of this Article XI to join in the execution thereof.

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

                                   ARTICLE XII
                              SUCCESSOR CORPORATION

         Section 12.1 Company May Consolidate, etc. Nothing contained in this Indenture or in any of the Debentures shall prevent any consolidation or merger of the Company with or into any other corporation or corporations (whether or not affiliated with the Company, as the case may be), or successive consolidations or mergers in which the Company, as the case may be, or its successor or successors shall be a party or parties, or shall prevent any sale, conveyance, transfer or other disposition of the property of the Company, as the case may be, or its successor or successors as an entirety, or substantially as an entirety, to any other corporation (whether or not affiliated with the Company, as the case may be, or its successor or successors) authorized to acquire and operate the same; provided, however, that the Company hereby covenants and agrees that (a) upon any such consolidation, merger, sale, conveyance, transfer or other disposition, the due and punctual payment, in the case of the Company, of the principal of and interest on all of the Debentures, according to their tenor and the due and punctual performance and observance of all of the covenants and conditions of this Indenture to be kept or performed by the Company, as the case may be, shall be expressly assumed, by supplemental indenture (which shall conform to the provisions of the Trust Indenture Act, as then in effect) satisfactory in form to the Trustee executed and delivered to the Trustee by the entity formed by such consolidation, or into which the Company, as the case may be, shall have been merged, or by the entity which shall have acquired such property; (b) in case the Company consolidates with or merges into another Person or conveys or transfers its properties and assets substantially as an entirety to any Person, the successor Person is organized under the laws of the United States or any state or the District of Columbia; and (c) immediately after giving effect thereto, no Default or Event of Default shall have occurred and be continuing.

         Section  12.2   Successor Corporation Substituted.

         (a) In case of any such consolidation, merger, sale, conveyance, transfer or other disposition and upon the assumption by the successor corporation, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of, in the case of the Company, the due and punctual payment of the principal of and interest on all of the Debentures Outstanding and the due and punctual performance of all of the covenants and conditions of this Indenture to be performed by the Company, as the case may be, such successor corporation shall succeed to, and be substituted for, the Company with the same effect as if it had been named as the Company herein and thereupon the predecessor corporation shall be relieved of all obligations and covenants under this Indenture and the Debentures.

         (b) In case of any such consolidation, merger, sale, conveyance, transfer or other disposition such changes in phraseology and form (but not in substance) may be made in the Debentures thereafter to be issued as may be appropriate.

         (c) Nothing contained in this Indenture or in any of the Debentures shall prevent the Company from merging into itself or acquiring by purchase or otherwise, all or any part of, the property of any other Person (whether or not affiliated with the Company).

         Section 12.3 Evidence of Consolidation, etc. to Trustee. The Trustee, subject to the provisions of Section 9.1, may receive an Opinion of Counsel as conclusive evidence that any such consolidation, merger, sale, conveyance, transfer or other disposition, and any such assumption, comply with the provisions of this Article XII.

                                  ARTICLE XIII
                           SATISFACTION AND DISCHARGE

         Section 13.1 Satisfaction and Discharge of Indenture. If at any time: (a) the Company shall have delivered to the Trustee for cancellation all Debentures theretofore authenticated (other than any Debentures that shall have been destroyed, lost or stolen and that shall have been replaced or paid as provided in Section 2.9) and all Debentures for whose payment money or Governmental Obligations have theretofore been deposited in trust or segregated and held in trust by the Company (and thereupon repaid to the Company or discharged from such trust, as provided in Section 13.5); or (b) all such Debentures not theretofore delivered to the Trustee for cancellation shall have become due and payable, or are by their terms to become due and payable within one year or are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption, and the Company shall deposit or cause to be deposited with the Trustee as trust funds the entire amount in money or Governmental Obligations sufficient, or a combination thereof sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay at maturity or upon redemption all Debentures not theretofore delivered to the Trustee for cancellation, including principal and interest due or to become due on such date of maturity or date fixed for redemption, as the case may be, and if the Company shall also pay or cause to be paid all other sums payable hereunder by the Company; then this Indenture shall thereupon cease to be of further effect except for the provisions of Sections 2.3, 2.7, 2.9, 5.1, 5.2, 5.3, 9.7 and 9.10, that shall survive until the date of maturity or redemption date, as the case may be, and Sections 9.7 and 13.5, that shall survive to such date and thereafter, and the Trustee, on demand of the Company and at the cost and expense of the Company, shall execute proper instruments acknowledging satisfaction of and discharging this Indenture.

         Section 13.2 Discharge of Obligations. If at any time all Debentures not heretofore delivered to the Trustee for cancellation or that have not become due and payable as described in Section 13.1 shall have been paid by the Company by depositing irrevocably with the Trustee as trust funds money or an amount of Governmental Obligations sufficient in the opinion of a nationally recognized certified public accounting firm to pay at maturity or upon redemption all Debentures not theretofore delivered to the Trustee for cancellation, including principal and interest due or to become due to such date of maturity or date fixed for redemption, as the case may be, and if the Company shall also pay or cause to be paid all other sums payable hereunder by the Company, then after the date such money or Governmental Obligations, as the case may be, are deposited with the Trustee, the obligations of the Company under this Indenture shall cease to be of further effect except for the provisions of Sections 2.3, 2.7, 2.9, 5.1, 5.2, 5.3, 9.6, 9.7, 9.10 and 13.5 hereof that shall survive until such Debentures shall mature and be paid. Thereafter, Sections 9.7 and 13.5 shall survive.

         Section 13.3 Deposited Money to be Held in Trust. All money or Governmental Obligations deposited with the Trustee pursuant to Sections 13.1 or
13.2 shall be held in trust and shall be available for payment as due, either directly or through any Paying Agent (including the Company acting as its own Paying Agent), to the holders of the Debentures for the payment or redemption of which such money or Governmental Obligations have been deposited with the Trustee.

         Section 13.4 Payment of Money Held by Paying Agents. In connection with the satisfaction and discharge of this Indenture, all money or Governmental Obligations then held by any Paying Agent under the provisions of this Indenture shall, upon demand of the Company, be paid to the Trustee and thereupon such Paying Agent shall be released from all further liability with respect to such money or Governmental Obligations.

         Section 13.5 Repayment to the Company. Any money or Governmental Obligations deposited with any Paying Agent or the Trustee, or then held by the Company in trust, for payment of principal of or interest on the Debentures that are not applied but remain unclaimed by the holders of such Debentures for at least two years after the date upon which the principal of or interest on such Debentures shall have respectively become due and payable, shall be repaid to the Company, as the case may be, on December 31 of each year or (if then held by the Company) shall be discharged from such trust; and thereupon the Paying Agent and the Trustee shall be released from all further liability with respect to such money or Governmental Obligations, and the holder of any of the Debentures entitled to receive such payment shall thereafter, as an unsecured general creditor, look only to the Company for the payment thereof.

                                   ARTICLE XIV
                    IMMUNITY OF INCORPORATORS, STOCKHOLDERS,
                             OFFICERS AND DIRECTORS

         Section 14.1 No Recourse. No recourse under or upon any obligation, covenant or agreement of this Indenture, or of the Debentures, or for any claim based thereon or otherwise in respect thereof, shall be had against any incorporator, stockholder, officer or director, past, present or future, as such, of the Company or of any predecessor or successor corporation, either directly or through the Company or any such predecessor or successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly understood that this Indenture and the obligations issued hereunder are solely corporate obligations, and that no such personal liability whatever, shall attach to, or is or shall be incurred by, the incorporators, stockholders, officers or directors as such, of the Company or of any predecessor or successor corporation, or any of them, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Debentures or implied therefrom; and that any and all such personal liability of every name and nature, either at common law or in equity or by constitution or statute, and any and all such rights and claims against, every such incorporator, stockholder, officer or director as such, because of the creation of the indebtedness hereby authorized, or under or by reason of the obligations, covenants or agreements contained in this Indenture or in any of the Debentures or implied therefrom, are hereby expressly waived and released as a condition of, and as a consideration for, the execution of this Indenture and the issuance of such Debentures.

                                   ARTICLE XV
                            MISCELLANEOUS PROVISIONS

         Section 15.1 Effect on Successors and Assigns. All the covenants, stipulations, promises and agreements in this Indenture contained by or on behalf of the Company shall bind its respective successors and assigns, whether so expressed or not.

         Section 15.2 Actions by Successor. Any act or proceeding by any provision of this Indenture authorized or required to be done or performed by any board, committee or officer of the Company shall and may be done and performed with like force and effect by the corresponding board, committee or officer of any corporation that shall at the time be the lawful sole successor of the Company.

         Section  15.3   Surrender   of   Company   Powers.   The   Company   by
instrument in writing executed by appropriate authority of its Board of Directors and delivered to the Trustee may surrender any of the powers reserved to the Company, and thereupon such power so surrendered shall terminate both as to the Company, as the case may be, and as to any successor corporation.

         Section 15.4 Notices. Except as otherwise expressly provided herein any notice or demand that by any provision of this Indenture is required or permitted to be given or served by the Trustee or by the holders of Debentures to or on the Company may be given or served by being deposited first class postage prepaid in a post-office letterbox addressed (until another address is filed in writing by the Company with the Trustee), as follows: First Banks, Inc., 600 James S. McDonnell Boulevard, Mail Code 014, Hazelwood, Missouri 63042, Attention: Chief Financial Officer. Any notice, election, request or demand by the Company or any Debentureholder to or upon the Trustee shall be deemed to have been sufficiently given or made, for all purposes, if given or made in writing at the Corporate Trust Office of the Trustee.

         Section 15.5 Governing Law. This Indenture and each Debenture shall be deemed to be a contract made under the internal laws of the State of Missouri and for all purposes shall be construed in accordance with the laws of said State.

         Section 15.6 Treatment of Debentures as Debt. It is intended that the Debentures shall be treated as indebtedness and not as equity for federal income tax purposes. The provisions of this Indenture shall be interpreted to further this intention. The Company (with respect to its separate books and records), the Trustee, and, by acceptance of a Debenture, each holder of a Debenture, agree to treat the Debentures as indebtedness of the Company and not as equity for all tax (including without limitation federal income tax) and financial accounting purposes.

         Section  15.7   Compliance Certificates and Opinions.

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

         (b) Each certificate or opinion of the Company provided for in this Indenture and delivered to the Trustee with respect to compliance with a condition or covenant in this Indenture shall include (i) a statement that the Person making such certificate or opinion has read such covenant or condition;
(ii) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based; (iii) a statement that, in the opinion of such Person, he or she has made such examination or investigation as, in the opinion of such Person, is necessary to enable him or her to express an informed opinion as to whether or not such covenant or condition has been complied with; and (iv) a statement as to whether or not, in the opinion of such Person, such condition or covenant has been complied with; provided, however, that each such certificate shall comply with the provisions of Section 34 of the Trust Indenture Act.

         Section 15.8 Payments on Business Days. In any case where the date of maturity of interest or principal of any Debenture or the date of redemption of any Debenture shall not be a Business Day, then payment of interest or principal may be made on the next succeeding Business Day with the same force and effect as if made on the nominal date of maturity or redemption, and no interest shall accrue for the period after such nominal date.

         Section 15.9 Conflict with Trust Indenture Act. If and to the extent that any provision of this Indenture limits, qualifies or conflicts with the duties imposed by Sections 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

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

         Section 15.12. Assignment. The Company shall have the right at all times to assign any of its respective rights or obligations under this Indenture to a direct or indirect wholly owned Subsidiary of the Company, provided, that in the event of any such assignment, the Company shall remain liable for all such obligations. Subject to the foregoing, this Indenture is binding upon and inures to the benefit of the parties thereto and their respective successors and assigns. This Indenture may not otherwise be assigned by the parties thereto.

         Section 15.13. Acknowledgment of Rights. The Company acknowledges that, with respect to any Debentures held by the Trust or a trustee of the Trust, if the Property Trustee fails to enforce its rights under this Indenture as the holder of the Debentures held as the assets of the Trust, any holder of Preferred Securities may institute legal proceedings directly against the Company to enforce such Property Trustee's rights under this Indenture without first instituting any legal proceedings against such Property Trustee or any other person or entity. Notwithstanding the foregoing, if an Event of Default has occurred and is continuing and such event is attributable to the failure of the Company to pay principal or interest on the Debentures on the date such principal or interest is otherwise payable (or in the case of redemption, on the redemption date), the Company acknowledges that a holder of Preferred Securities may directly institute a proceeding for enforcement of payment to such holder of the principal of or interest on the Debentures having a principal amount equal to the aggregate liquidation amount of the Preferred Securities of such holder on or after the respective due date specified in the Debentures.

                                   ARTICLE XVI
                         SUBORDINATION OF THE DEBENTURES

         Section 16.1 Agreement to Subordinate. The Company covenants and agrees, and each holder of the Debentures issued hereunder by such holder's acceptance thereof likewise covenants and agrees, that all the Debentures shall be issued subject to the provisions of this Article XVI; and each holder of a Debenture, whether upon original issue or upon transfer or assignment thereof, accepts and agrees to be bound by such provisions. The payment by the Company of the principal of and interest on all the Debentures issued hereunder shall, to the extent and in the manner hereinafter set forth, be subordinated and junior in right of payment to the prior payment in full of all Senior Debt,
Subordinated Debt and Additional Senior Obligations of the Company (collectively, "Senior Indebtedness") to the extent provided herein, whether
                 --------------------
outstanding at the date of this Indenture or thereafter incurred. No provision of this Article XVI shall prevent the occurrence of any Default or Event of Default hereunder. Notwithstanding any provision of this Indenture to the contrary, the obligations of the Company under this Indenture shall not be (i) superior in right of payment or (ii) subordinate and junior in right of payment, to the Company's 9.25% Subordinated Debentures due 2027 issued to First Preferred Capital Trust I, the Company's 10.24% Subordinated Debentures due 2030 issued to First Preferred Capital Trust II, the Company's 9.00% Subordinated Debentures due 2031 issued to First Preferred Capital Trust III, the Company's Floating Rate Junior Subordinated Debt Securities due 2032 issued to First Bank Capital Trust, or the First Banks America, Inc. 8.50% Subordinated Debentures due 2028 issued to First America Capital Trust.

         Section 16.2 Default on Senior Debt, Subordinated Debt or Additional Senior Obligations. In the event and during the continuation of any default by the Company in the payment of principal, premium, interest or any other payment due on any Senior Indebtedness, or in the event that the maturity of any Senior Indebtedness has been accelerated because of a default, then, in either case, no payment shall be made by the Company with respect to the principal (including redemption payments) of or interest on the Debentures. In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee when such payment is prohibited by the preceding sentence of this
Section 16.2, such payment shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness or their respective representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, but only to the extent that the holders of the Senior Indebtedness (or their representative or representatives or a trustee) notify the Trustee in writing within 90 days of such payment of the amounts then due and owing on the Senior Indebtedness and only the amounts specified in such notice to the Trustee shall be paid to the holders of the Senior Indebtedness.

         Section  16.3   Liquidation; Dissolution; Bankruptcy.

         (a) Upon any payment by the Company or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any dissolution or winding-up or liquidation or reorganization of the Company, whether voluntary or involuntary or in bankruptcy, insolvency, receivership or other proceedings, all amounts due upon all Senior Indebtedness shall first be paid in full, or payment thereof provided for in money in accordance with its terms, before any payment is made by the Company on account of the principal or interest on the Debentures; and upon any such dissolution or winding-up or liquidation or reorganization, any payment by the Company, or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the holders of the Debentures or the Trustee would be entitled to receive from the Company, except for the provisions of this
Article XVI, shall be paid by the Company or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the holders of the Debentures or by the Trustee under this Indenture if received by them or it, directly to the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders, as calculated by the Company) or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, to the extent necessary to pay such Senior Indebtedness in full, in money or money's worth, after giving effect to any concurrent payment or distribution to or for the holders of such Senior Indebtedness, before any payment or distribution is made to the holders of the Debentures or to the Trustee.

         (b) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, prohibited by the foregoing, shall be received by the Trustee before all Senior Indebtedness is paid in full, or provision is made for such payment in money in accordance with its terms, such payment or distribution shall be held in trust for the benefit of and shall be paid over or delivered to the holders of such Senior Indebtedness or their representative or representatives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Indebtedness may have been issued, as their respective interests may appear, as calculated by the Company, for application to the payment of all Senior Indebtedness, as the case may be, remaining unpaid to the extent necessary to pay such Senior Indebtedness in full in money in accordance with its terms, after giving effect to any concurrent payment or distribution to or for the benefit of the holders of such Senior Indebtedness.

         (c) For purposes of this Article XVI, the words "cash, property or securities" shall not be deemed to include shares of stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, the payment of which is subordinated at least to the extent provided in this Article XVI with respect to the Debentures to the payment of all Senior Indebtedness, as the case may be, that may at the time be outstanding, provided, that (i) such Senior Indebtedness is assumed by the new corporation, if any, resulting from any such reorganization or readjustment; and (ii) the rights of the holders of such Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment. The consolidation of the Company with, or the merger of the Company into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of its property as an entirety, or substantially as an entirety, to another corporation upon the terms and conditions provided for in Article XII shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this
Section 16.3 if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions stated in Article
XII. Nothing in Section 16.2 or in this Section 16.3 shall apply to claims of, or payments to, the Trustee under or pursuant to Section 9.7.

         Section  16.4   Subrogation.

         (a) Subject to the payment in full of all Senior Indebtedness, the rights of the holders of the Debentures shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company, as the case may be, applicable to such Senior Indebtedness until the principal of and interest on the Debentures shall be paid in full; and, for the purposes of such subrogation, no payments or distributions to the holders of such Senior Indebtedness of any cash, property or securities to which the holders of the Debentures or the Trustee would be entitled except for the provisions of this Article XVI, and no payment over pursuant to the provisions of this Article XVI to or for the benefit of the holders of such Senior Indebtedness by holders of the Debentures or the Trustee, shall, as between the Company, its creditors other than holders of Senior Indebtedness of the Company, and the holders of the Debentures, be deemed to be a payment by the Company to or on account of such Senior Indebtedness. It is understood that the provisions of this Article XVI are and are intended solely for the purposes of defining the relative rights of the holders of the Debentures, on the one hand, and the holders of such Senior Indebtedness on the other hand.

         (b) Nothing contained in this Article XVI or elsewhere in this Indenture or in the Debentures is intended to or shall impair, as between the Company, its creditors (other than the holders of Senior Indebtedness), and the holders of the Debentures, the obligation of the Company, which is absolute and unconditional, to pay to the holders of the Debentures the principal of and interest on the Debentures as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holders of the Debentures and creditors of the Company, as the case may be, other than the holders of Senior Indebtedness, as the case may be, nor shall anything herein or therein prevent the Trustee or the holder of any Debenture from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this
Article XVI of the holders of such Senior Indebtedness in respect of cash, property or securities of the Company, as the case may be, received upon the exercise of any such remedy.

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

         Section 16.5 Trustee to Effectuate Subordination. Each holder of Debentures by such holder's acceptance thereof authorizes and directs the Trustee on such holder's behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article XVI and appoints the Trustee such holder's attorney-in-fact for any and all such purposes.

         Section  16.6   Notice by the Company.

         (a) The Company shall give prompt written notice to a Responsible Officer of the Trustee of any fact known to the Company that would prohibit the making of any payment of money to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XVI. Notwithstanding the provisions of this Article XVI or any other provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts that would prohibit the making of any payment of money to or by the Trustee in respect of the Debentures pursuant to the provisions of this Article XVI, unless and until a Responsible Officer of the Trustee shall have received written notice thereof from the Company or a holder or holders of Senior Indebtedness or from any trustee therefor; and before the receipt of any such written notice, the Trustee, subject to the provisions of Section 9.1, shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice provided for in this Section 16.6 at least two Business Days prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of or interest on any Debenture), then, anything herein contained to the contrary notwithstanding, the Trustee shall have full power and authority to receive such money and to apply the same to the purposes for which they were received, and shall not be affected by any notice to the contrary that may be received by it within two Business Days prior to such date.

         (b) The Trustee, subject to the provisions of Section 9.1, shall be entitled to conclusively rely on the delivery to it of a written notice by a Person representing himself or herself to be a holder of Senior Indebtedness (or a trustee on behalf of such holder) to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee on behalf of any such holder or holders. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of such Senior Indebtedness to participate in any payment or distribution pursuant to this Article XVI, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of such Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article XVI, and, if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

         Section  16.7   Rights   of   the  Trustee;  Holders   of   the  Senior
Indebtedness.

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

         (b) With respect to the holders of the Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article XVI, and no implied covenants or obligations with respect to the holders of such Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of such Senior Indebtedness and, subject to the provisions of Section 9.1, the Trustee shall not be liable to any holder of such Senior Indebtedness if it shall pay over or deliver to holders of Debentures, the Company or any other Person money or assets to which any holder of such Senior Indebtedness shall be entitled by virtue of this Article XVI or otherwise.

         Section  16.8   Subordination May Not be Impaired.

         (a) No right of any present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof that any such holder may have or otherwise be charged with.

         (b) Without in any way limiting the generality of Section 16.8(a), the holders of Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the holders of the Debentures, without incurring responsibility to the holders of the Debentures and without impairing or releasing the subordination provided in this Article XVI or the obligations hereunder of the holders of the Debentures to the holders of such Senior Indebtedness, do any one or more of the following: (i) change the manner, place or terms of payment or extend the time of payment of, or renew or alter, such Senior Indebtedness, or otherwise amend or supplement in any manner such Senior Indebtedness or any instrument evidencing the same or any agreement under which such Senior Indebtedness is outstanding; (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing such Senior Indebtedness; (iii) release any Person liable in any manner for the collection of such Senior Indebtedness; and (iv) exercise or refrain from exercising any rights against the Company and any other Person.



         [The remainder of this page has been left blank intentionally]

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, all as of the day and year first above written.

                             FIRST BANKS, INC.

                             By:
                                 -----------------------------------------------
                             Name:
                                  ----------------------------------------------
                             Title:
                                    --------------------------------------------


                             FIFTH THIRD BANK, as Trustee

                             By:
                                 -----------------------------------------------
                             Name:
                                  ----------------------------------------------
                             Title:
                                    --------------------------------------------

STATE OF MISSOURI          )
                           ) ss
COUNTY OF ST. LOUIS        )


         On this ______ day of ______________, 2003, before me appeared _____________, to me personally known, who, being by me duly sworn, did say that he is the _________________ of First Banks, Inc., and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its Board of Directors and said _______________ acknowledged said instrument to be the free act and deed of said corporation.

         In testimony whereof I have hereunto set my hand and affixed my official seal at my office in said county and state the day and year last above written.

                                       Notary Public    ________________________

                                       My term expires: ________________________

         [seal]



STATE OF OHIO                                  )
                                               ) ss
COUNTY OF __________                           )

         On this  ______  day of  ________________,  2003,  before  me  appeared
___________________, to me personally known, who, being by me duly sworn, did say that he is the _____________________ of Fifth Third Bank, and that the seal affixed to said instrument is the corporate seal of said corporation, and that said instrument was signed and sealed in behalf of said corporation by authority of its Board of Directors and said _____________________________ acknowledged said instrument to be the free act and deed of said corporation.

         In testimony whereof I have hereunto set my hand and affixed my official seal at my office in said county and state the day and year last above written.

                                       Notary Public     _______________________

                                       My term expires:  _______________________

         [seal]

                                    EXHIBIT A

                           (Form of Face of Debenture)

                                FIRST BANKS, INC.

                          ____% SUBORDINATED DEBENTURE

                                DUE JUNE 30, 2033

No. ___                                                              $__________
CUSIP No.  ___________

         First Banks,  Inc., a Missouri  corporation  (the "Company," which term
                                                            -------
includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to _______________ or registered assigns, the principal sum of _________________________ ($___________) on June
30, 2033 (the "Stated Maturity"), and to pay interest on said principal sum from
               ---------------
___________, 2003, or from the most recent interest payment date (each such date, an "Interest Payment Date") to which interest has been paid or duly
            -----------------------
provided for, quarterly (subject to deferral as set forth herein) in arrears on the last day of March, June, September and December of each year commencing June 30, 2003, at the rate of ______% per annum until the principal hereof shall have become due and payable, and on any overdue principal and (without duplication and to the extent that payment of such interest is enforceable under applicable law) on any overdue installment of interest at the same rate per annum compounded quarterly. The amount of interest payable on any Interest Payment Date shall be computed on the basis of a 360 day year of twelve 30 day months. The amount of interest for any partial period shall be computed on the basis of the number of days elapsed in a 360 day year of twelve 30 day months. In the event that any date on which interest is payable on this Debenture is not a Business Day, then payment of interest payable on such date shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date. The interest installment so payable, and punctually paid or duly provided for, on any Interest Payment Date shall, as provided in the Indenture, be paid to the person in whose name this Debenture (or one or more Predecessor Debentures, as defined in said Indenture) is registered at the close of business on the regular record date for such interest installment. Any such interest installment not punctually paid or duly provided for shall forthwith cease to be payable to the registered holders on such regular record date and may be paid to the Person in whose name this Debenture (or one or more Predecessor Debentures) is registered at the close of business on a special record date to be fixed by the Trustee for the payment of such defaulted interest, notice thereof shall be fixed by the Trustee for the payment of such defaulted interest, notice thereof shall be given to the registered holders of the Debentures not less than 10 days prior to such special record date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange or quotation system on or in which the Debentures may be listed or quoted, and upon such notice as may be required by such exchange, all as more fully provided in the Indenture. The principal of and the interest on this Debenture shall be payable at the office or agency of the Trustee maintained for that purpose in any coin or currency of the United States of America that at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the registered holder at such address as shall appear in the Debenture Register.

Notwithstanding the foregoing, so long as the holder of this Debenture is the Property Trustee, the payment of the principal of and interest on this Debenture shall be made at such place and to such account as may be designated by the Trustee.

         The Stated Maturity may be shortened at any time by the Company to any date not earlier than June 30, 2008, subject to the Company having received prior approval of the Federal Reserve if then required under applicable capital guidelines, policies or regulations of the Federal Reserve.

         The indebtedness evidenced by this Debenture is, to the extent provided in the Indenture, subordinate and junior in right of payment to the prior payment in full of all Senior Indebtedness (as defined in the Indenture). This Debenture is issued subject to the provisions of the Indenture with respect thereto. Each holder of this Debenture, by accepting the same, (a) agrees to and shall be bound by such provisions; (b) authorizes and directs the Trustee on his or her behalf to take such action as may be necessary or appropriate to acknowledge or effectuate the subordination so provided; and (c) appoints the Trustee his or her attorney-in-fact for any and all such purposes. Each holder hereof, by his or her acceptance hereof, hereby waives all notice of the acceptance of the subordination provisions contained herein and in the Indenture by each holder of Senior Indebtedness, whether now outstanding or hereafter incurred, and waives reliance by each such holder upon said provisions.

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



Dated    ___________________, 2003

                                            FIRST BANKS, INC.


                                            By:
                                                --------------------------------
                                            Name:
                                                 -------------------------------
                                            Title:
                                                  ------------------------------
Attest:


By:
    ----------------------------------------
Name:
      --------------------------------------
Title:
       -------------------------------------

                      FORM OF CERTIFICATE OF AUTHENTICATION

This is one of the Debentures described in the within-mentioned Indenture.



Dated:_________________________, 2003

Fifth Third Bank,                                  -----------------------------
as Trustee                                         or Authenticating Agent




By: _______________________________            By: -----------------------------
         Authorized Signatory

                          FORM OF REVERSE OF DEBENTURE

                     _____% SUBORDINATED DEBENTURE DUE 2033

                                   (CONTINUED)

         This Debenture is one of the subordinated debentures of the Company (herein sometimes referred to as the "Debentures"), all issued or to be issued
                                       ----------
under and pursuant to an Indenture dated as of ______________ ___, 2003 (the "Indenture") duly executed and delivered between the Company and Fifth Third
 ---------
Bank, as Trustee (the  "Trustee"),  to which Indenture  reference is hereby made
                        -------
for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Trustee, the Company and the holders of the Debentures. The Debentures are limited in aggregate principal amount as specified in the Indenture.

         Because of the occurrence and continuation of a Special Event (as defined in the Indenture), in certain circumstances, this Debenture may become due and payable at the principal amount together with any interest accrued thereon (the "Redemption Price"). The Redemption Price shall be paid prior to
               -----------------
12:00 noon, Eastern Standard Time, on the date of such redemption or at such earlier time as the Company determines. The Company shall have the right as set forth in the Indenture to redeem this Debenture at the option of the Company, without premium or penalty, in whole or in part at any time on or after June 30, 2008 (an "Optional Redemption"), or at any time in certain circumstances upon
          --------------------
the occurrence of a Special Event, at a Redemption Price equal to 100% of the principal amount hereof plus any accrued but unpaid interest hereon, to the date of such redemption. Any redemption pursuant to this paragraph shall be made upon not less than thirty (30) days nor more than thirty (60) days notice, at the Redemption Price. The Redemption Price shall be paid at the time and in the manner provided therefor in the Indenture. If the Debentures are only partially redeemed by the Company pursuant to an Optional Redemption, the Debentures shall be redeemed by lot as described in the Indenture.

         In the event of redemption of this Debenture in part only, a new Debenture or Debentures for the unredeemed portion hereof shall be issued in the name of the holder hereof upon the cancellation hereof.

         In case an Event of Default (as defined in the Indenture) shall have occurred and be continuing, the principal of all of the Debentures may be declared, and upon such declaration shall become, due and payable, in the manner, with the effect and subject to the conditions provided in the Indenture.

         The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of not less than a majority in aggregate principal amount of the Debentures at the time Outstanding (as defined in the Indenture) to execute supplemental indentures for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or of modifying in any manner the rights of the holders of the Debentures; provided, however, that no such supplemental indenture shall, except as provided in the Indenture, (i) extend the fixed maturity of the Debentures or reduce the principal amount thereof, or reduce the rate or extend the time of payment of interest thereon, without the consent of the holder of each Debenture so affected thereby; or (ii) reduce the aforesaid percentage of Debentures, the holders of which are required to consent to any such supplemental indenture, without the consent of the holders of each Debenture then Outstanding and affected thereby. The Indenture also contains provisions permitting the holders of a majority in aggregate principal amount of the Debentures at the time Outstanding, on behalf of all of the holders of the Debentures, to waive any past default in the performance of any of the covenants contained in the Indenture, and its consequences, except (i) a default in the payment of the principal of or interest on any of the Debentures (except as otherwise provided in the Indenture) and (ii) default in the performance of certain covenants as specified in the Indenture. Any such consent or waiver by the registered holder of this Debenture (unless revoked as provided in the Indenture) shall be conclusive and binding upon such holder and upon all future holders and owners of this Debenture and of any Debenture issued in exchange herefor or in place hereof (whether by registration of transfer or otherwise), irrespective of whether or not any notation of such consent or waiver is made upon this Debenture.

         No reference herein to the Indenture and no provision of this Debenture or of the Indenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal and interest on this Debenture at the time and place and at the rate and in the money herein prescribed.

         Provided certain conditions are met, the Company shall have the right at any time during the term of the Debentures and from time to time to extend the interest payment period of such Debentures for up to twenty (20) consecutive quarters (each, an "Extension Period"), at the end of which period the Company
                    -----------------
shall pay all interest then accrued and unpaid (together with interest thereon at the rate specified for the Debentures to the extent that payment of such interest is enforceable under applicable law). Before the termination of any such Extension Period, so long as no Event of Default shall have occurred and be continuing, the Company may further extend such Extension Period, provided that such Extension Period together with all such further extensions thereof shall not exceed twenty (20) consecutive quarters, extend beyond June 30, 2033, or end on a date other than an Interest Payment Date. At the termination of any such Extension Period and upon the payment of all accrued and unpaid interest and any additional amounts then due and subject to the foregoing conditions, the Company may commence a new Extension Period.

         As provided in the Indenture and subject to certain limitations therein set forth, this Debenture is transferable by the registered holder hereof on the Debenture Register (as defined in the Indenture) of the Company, upon surrender of this Debenture for registration of transfer at the office or agency of the Trustee accompanied by a written instrument or instruments of transfer in form satisfactory to the Company or the Trustee duly executed by the registered holder hereof or his or her attorney duly authorized in writing, and thereupon one or more new Debentures of authorized denominations and for the same aggregate principal amount shall be issued to the designated transferee or transferees. No service charge shall be made for any such transfer, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in relation thereto.

         Prior to due presentment for registration of transfer of this Debenture, the Company, the Trustee, any Paying Agent (as defined in the Indenture) and the Debenture Registrar may deem and treat the registered holder hereof as the absolute owner hereof (whether or not this Debenture shall be overdue and notwithstanding any notice of ownership or writing hereon made by anyone other than the Debenture Registrar) for the purpose of receiving payment of or on account of the principal hereof and interest due hereon and for all other purposes, and neither the Company nor the Trustee nor any Paying Agent nor any Debenture Registrar shall be affected by any notice to the contrary.

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

         The Debentures are issuable only in registered form without coupons in denominations of $25 and any integral multiple thereof (or such other denominations and any integral multiple thereof as may be deemed necessary by the Company for the purpose of maintaining the eligibility of the Debentures for listing on the New York Stock Exchange or any successor thereto).

         All terms used in this Debenture that are defined in the Indenture shall have the meanings assigned to them in the Indenture.

                                                                   Exhibit 10.23




                        FIRST PREFERRED CAPITAL TRUST IV

                              AMENDED AND RESTATED

                                 TRUST AGREEMENT

                                      among

                         FIRST BANKS, INC., as Depositor

                                FIFTH THIRD BANK,

                               as Property Trustee

                 WILMINGTON TRUST COMPANY, as Delaware Trustee,

                                       and

                    THE ADMINISTRATIVE TRUSTEES NAMED HEREIN

                            DATED AS OF APRIL 1, 2003




                                                 TABLE OF CONTENTS
                                                                                                               PAGE
                                                                                                               ----

ARTICLE I  DEFINED TERMS.........................................................................................2
     Section 101.    Definitions.................................................................................2

ARTICLE II ESTABLISHMENT OF THE TRUST...........................................................................10
     Section 201.    Name.......................................................................................10
     Section 202.    Office of the Delaware Trustee; Principal Place of Business................................10
     Section 203.    Initial Contribution of Trust Property; Organizational Expenses............................10
     Section 204.    Issuance of the Preferred Securities.......................................................10
     Section 205.    Issuance of the Common Securities; Subscription and Purchase of Debentures.................11
     Section 206.    Declaration of Trust.......................................................................11
     Section 207.    Authorization to Enter into Certain Transactions...........................................12
     Section 208.    Assets of Trust............................................................................15
     Section 209.    Title to Trust Property....................................................................15

ARTICLE III PAYMENT ACCOUNT.....................................................................................15
     Section 301.    Payment Account............................................................................15

ARTICLE IV DISTRIBUTIONS; REDEMPTION............................................................................16
     Section 401.    Distributions..............................................................................16
     Section 402.    Redemption.................................................................................16
     Section 403.    Subordination of Common Securities.........................................................18
     Section 404.    Payment Procedures.........................................................................19
     Section 405.    Tax Returns and Reports....................................................................19
     Section 406.    Payment of Taxes, Duties, etc. of the Trust................................................19
     Section 407.    Payments Under Indenture...................................................................20

ARTICLE V TRUST SECURITIES CERTIFICATES.........................................................................20
     Section 501.    Initial Ownership..........................................................................20
     Section 502.    The Trust Securities Certificates..........................................................20
     Section 503.    Execution, Authentication and Delivery of Trust Securities Certificates....................20
     Section 503A.   Global Preferred Security..................................................................21
     Section 504.    Registration of Transfer and Exchange of Preferred Securities Certificates.................22
     Section 505.    Mutilated, Destroyed, Lost or Stolen Trust Securities Certificates.........................23
     Section 506.    Persons Deemed Securityholders.............................................................23
     Section 507.    Access to List of Securityholders' Names and Addresses.....................................24
     Section 508.    Maintenance of Office or Agency............................................................24
     Section 509.    Appointment of Paying Agent................................................................24
     Section 510.    Ownership of Common Securities by Depositor................................................25
     Section 511.    Preferred Securities Certificates..........................................................25
     Section 512.    Notices to Clearing Agencies...............................................................25
     Section 513.    Rights of Securityholders..................................................................25

ARTICLE VI ACTS OF SECURITYHOLDERS; MEETINGS; VOTING............................................................26
     Section 601.    Limitations on Voting Rights...............................................................26
     Section 602.    Notice of Meetings.........................................................................27
     Section 603.    Meetings of Preferred Securityholders......................................................27
     Section 604.    Voting Rights..............................................................................28
     Section 605.    Proxies, etc...............................................................................28
     Section 606.    Securityholder Action by Written Consent...................................................28
     Section 607.    Record Date for Voting and Other Purposes..................................................28
     Section 608.    Acts of Securityholders....................................................................29
     Section 609.    Inspection of Records......................................................................30

ARTICLE VII REPRESENTATIONS AND WARRANTIES......................................................................30
     Section 701.    Representations and Warranties of the Bank and the Property Trustee........................30
     Section 702.    Representations and Warranties of the Delaware Bank and the Delaware Trustee...............31
     Section 703.    Representations and Warranties of the Depositor............................................32

ARTICLE VIII TRUSTEES...........................................................................................32
     Section 801.    Certain Duties and Responsibilities........................................................32
     Section 802.    Certain Notices............................................................................34
     Section 803.    Certain Rights of Property Trustee.........................................................34
     Section 804.    Not Responsible for Recitals or Issuance of Securities.....................................36
     Section 805.    May Hold Securities........................................................................36
     Section 806.    Compensation; Indemnity; Fees..............................................................36
     Section 807.    Corporate Property Trustee Required; Eligibility of Trustees...............................37
     Section 808.    Conflicting Interests......................................................................37
     Section 809.    Co-Trustees and Separate Trustee...........................................................37
     Section 810.    Resignation and Removal; Appointment of Successor..........................................39
     Section 811.    Acceptance of Appointment by Successor.....................................................40
     Section 812.    Merger, Conversion, Consolidation or Succession to Business................................41
     Section 813.    Preferential Collection of Claims Against Depositor or Trust...............................41
     Section 814.    Reports by Property Trustee................................................................41
     Section 815.    Reports to the Property Trustee............................................................41
     Section 816.    Evidence of Compliance with Conditions Precedent...........................................41
     Section 817.    Number of Trustees.........................................................................42
     Section 818.    Delegation of Power........................................................................42
     Section 819.    Voting.....................................................................................42

ARTICLE IX TERMINATION, LIQUIDATION AND MERGER..................................................................42
     Section 901.    Termination Upon Expiration Date...........................................................42
     Section 902.    Early Termination..........................................................................42
     Section 903.    Termination................................................................................43
     Section 904.    Liquidation................................................................................43
     Section 905.    Mergers, Consolidations, Amalgamations or Replacements of the Trust........................45

ARTICLE X MISCELLANEOUS PROVISIONS..............................................................................46
     Section 1001.   Limitation of Rights of Securityholders....................................................46
     Section 1002.   Amendment..................................................................................46
     Section 1003.   Separability...............................................................................47
     Section 1004.   Governing Law..............................................................................47
     Section 1005.   Payments Due on Non-Business Day...........................................................47
     Section 1006.   Successors.................................................................................48
     Section 1007.   Headings...................................................................................48
     Section 1008.   Reports, Notices and Demands...............................................................48
     Section 1009.   Agreement Not to Petition..................................................................48
     Section 1010.   Trust Indenture Act; Conflict with Trust Indenture Act.....................................49
     Section 1011.   Acceptance of Terms of Trust Agreement, Guarantee and Indenture............................49

ARTICLE I.......................................................................................................54
     Section 1.1.    Guarantee by First Banks...................................................................54
     Section 1.2.    Term of Agreement..........................................................................54
     Section 1.3.    Waiver of Notice...........................................................................55
     Section 1.4.    No Impairment..............................................................................55
     Section 1.5.    Enforcement................................................................................55

ARTICLE II......................................................................................................55
     Section 2.1.    Binding Effect.............................................................................55
     Section 2.2.    Amendment..................................................................................56
     Section 2.3.    Notices....................................................................................56
     Section 2.4.    Governing Law..............................................................................56





                              CROSS-REFERENCE TABLE

Section of                                                                          Section of
Trust Indenture Act                                                                 Amended and Restated
of 1939, as amended                                                                 Trust Agreement
-------------------                                                                 ---------------

310(a)(1)...........................................................................807
310(a)(2)...........................................................................807
310(a)(3)...........................................................................807
310(a)(4)...........................................................................207(a)(ii)
310(b)..............................................................................808
311(a)..............................................................................813
311(b)..............................................................................813
312(a)..............................................................................507
312(b)..............................................................................507
312(c)..............................................................................507
313(a)..............................................................................814(a)
313(a)(4)...........................................................................814(b)
313(b)..............................................................................814(b)
313(c)..............................................................................1008
313(d)..............................................................................814(c)
314(a)..............................................................................815
314(b)..............................................................................Not Applicable
314(c)(1)...........................................................................816
314(c)(2)...........................................................................816
314(c)(3)...........................................................................Not Applicable
314(d)..............................................................................Not Applicable
314(e)..............................................................................101, 816
315(a)..............................................................................801(a), 803(a)
315(b)..............................................................................802, 1008
315(c)..............................................................................801(a)
315(d)..............................................................................801, 803
316(a)(2)...........................................................................Not Applicable
316(b)..............................................................................Not Applicable
316(c)..............................................................................607
317(a)(1)...........................................................................Not Applicable
317(a)(2)...........................................................................Not Applicable
317(b)..............................................................................509
318(a)..............................................................................1010


Note:    This  Cross-Reference  Table  does  not  constitute  part of this  Agreement  and  shall  not  affect  the interpretation of any of its terms or provisions.


                      AMENDED AND RESTATED TRUST AGREEMENT

         AMENDED AND RESTATED TRUST AGREEMENT,  dated as of April 1, 2003, among
(i) FIRST BANKS, INC., a Missouri corporation (including any successors or assigns, the "Depositor"), (ii) FIFTH THIRD BANK, a bank duly organized and
               ----------
existing under the laws of the United States of America, as property trustee (the "Property Trustee" and, in its separate corporate capacity and not in its
      -----------------
capacity as Property  Trustee,  the "Bank"),  (iii) WILMINGTON TRUST COMPANY,  a
                                     ----
Delaware banking corporation duly organized and existing under the laws of the State of Delaware, as Delaware trustee (the "Delaware Trustee," and, in its
                                                -----------------
separate corporate capacity and not in its capacity as Delaware Trustee, the "Delaware Bank"), (iv) ALLEN H. BLAKE, an individual, TERRANCE M. MCCARTHY, an
 -------------
individual, and LISA K. VANSICKLE, an individual, each of whose address is c/o First Banks, Inc., 600 James S. McDonnell Boulevard, Mail Code 014, Hazelwood, Missouri 63042 (each an "Administrative Trustee" and collectively the
                              ------------------------
"Administrative  Trustees") (the Property Trustee,  the Delaware Trustee and the
 ------------------------
Administrative Trustees referred to collectively as the "Trustees"), and (v) the
                                                         --------
several Holders (as hereinafter defined).

                                    RECITALS

         WHEREAS, the Depositor, the Delaware Trustee, James F. Dierberg, as an original administrative trustee, and Allen H. Blake and Lisa K. Vansickle, each as an Administrative Trustee, have heretofore duly declared and established a statutory trust pursuant to the Delaware Statutory Trust Act by entering into that certain Trust Agreement, dated as of January 2, 2003 (the "Original Trust
                                                                  --------------
Agreement"),  and by the  execution  and  filing by the  Delaware  Trustee,  the
---------
Depositor and the Administrative Trustees with the Secretary of State of the State of Delaware of the Certificate of Trust, filed on January 2, 2003, the form of which is attached as Exhibit A;
                             ---------

         WHEREAS, effective January 6, 2003 James F. Dierberg resigned as an administrative trustee, the Depositor appointed Terrance M. McCarthy as a successor trustee and Terrance M. McCarthy accepted the appointment as an Administrative Trustee;

         WHEREAS, the Depositor, the Delaware Trustee, the Property Trustee and the Administrative Trustees desire to amend and restate the Original Trust Agreement in its entirety as set forth herein to provide for, among other things, (a) the issuance of the Common Securities (as defined herein) by the Trust (as defined herein) to the Depositor; (b) the issuance and sale of the
Preferred   Securities  (as  defined  herein)  by  the  Trust  pursuant  to  the
Underwriting Agreement (as defined herein); (c) the acquisition by the Trust from the Depositor of all of the right, title and interest in the Debentures (as defined herein); and (d) the appointment of the Trustees;

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

                                    ARTICLE I
                                  DEFINED TERMS

         Section 101.     Definitions.

         For all purposes of this Trust Agreement, except as otherwise expressly provided or unless the context otherwise requires:

                  (a) the terms defined in this Article I have the meanings assigned to them in this Article I and include the plural as well as the singular;

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

         "Act" has the meaning specified in Section 608.
          ---

         "Additional  Amount" means, with respect to Trust Securities of a given
          ------------------
Liquidation Amount and/or a given period, the amount of additional interest accrued on interest in arrears and paid by the Depositor on a Like Amount of Debentures for such period.

         "Additional  Payments" has the meaning  specified in Section 1.1 of the
          --------------------
Indenture.

         "Administrative  Trustee"  means each of Allen H.  Blake,  Terrance  M.
          -----------------------
McCarthy and Lisa K. Vansickle, solely in his or her capacity as Administrative Trustee of the Trust formed and continued hereunder and not in his or her individual capacity, or such Administrative Trustee's successor in interest in such capacity, or any successor trustee appointed as herein provided.

         "Affiliate"  means, with respect to a specified Person,  (a) any Person
          ---------
directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities or other ownership interests of the specified Person; (b) any Person 10% or more of whose outstanding voting securities or other ownership interests are directly or indirectly owned, controlled or held with power to vote by the specified Person; (c) any Person directly or indirectly controlling, controlled by, or under common control with the specified Person; (d) a partnership in which the specified Person is a general partner; (e) any officer or director of the specified Person; and (f) if the specified Person is an individual, any entity of which the specified Person is an officer, director or general partner.

         "Authenticating  Agent" means an  authenticating  agent with respect to
          ---------------------
the Preferred Securities appointed by the Property Trustee pursuant to Section 503.

         "Bank"  has  the  meaning  specified  in the  Preamble  to  this  Trust
          ----
Agreement.

         "Bankruptcy Event" means, with respect to any Person:
          ----------------

                  (a) the entry of a decree or order by a court having jurisdiction in the premises adjudging such Person a bankrupt or insolvent, or approving as properly filed a petition seeking liquidation or reorganization of or in respect of such Person under the United States Bankruptcy Code of 1978, as amended, or any other similar applicable federal or state law, and the continuance of any such decree or order unvacated and unstayed for a period of ninety (90) days; or the commencement of an involuntary case under the United States Bankruptcy Code of 1978, as amended, in respect of such Person, which shall continue undismissed for a period of ninety (90) days or entry of an order for relief in such case; or the entry of a decree or order of a court having jurisdiction in the premises for the appointment on the ground of insolvency or bankruptcy of a receiver, custodian, liquidator, trustee or assignee in bankruptcy or insolvency of such Person or of its property, or for the winding up or liquidation of its affairs, and such decree or order shall have remained in force unvacated and unstayed for a period of ninety (90) days; or

                  (b) the institution by such Person of proceedings to be adjudicated a voluntary bankrupt, or the consent by such Person to the filing of a bankruptcy proceeding against it, or the filing by such Person of a petition or answer or consent seeking liquidation or reorganization under the United States Bankruptcy Code of 1978, as amended, or other similar applicable Federal or State law, or the consent by such Person to the filing of any such petition or to the appointment on the ground of insolvency or bankruptcy of a receiver or custodian or liquidator or trustee or assignee in bankruptcy or insolvency of such Person or of its property, or a general assignment by such Person for the benefit of creditors.

         "Bankruptcy Laws" has the meaning specified in Section 1009.
          ---------------

         "Board  Resolution"  means  a copy  of a  resolution  certified  by the
          -----------------
Secretary or an Assistant Secretary of the Depositor to have been duly adopted by the Depositor's Board of Directors, or such committee of the Board of Directors or officers of the Depositor to which authority to act on behalf of the Board of Directors has been delegated, and to be in full force and effect on the date of such certification, and delivered to the appropriate Trustee.

         "Business Day" means any day other than a Saturday or Sunday,  a day on
          ------------
which banking institutions in The City of Cincinnati, Ohio are authorized or required by law, executive order or regulation to remain closed, or a day on which the Property Trustee's Corporate Trust Office or the Corporate Trust Office of the Debenture Trustee is closed for business.

         "Certificate  of Trust" means the  certificate  of trust filed with the
          ---------------------
Secretary of State of the State of Delaware with respect to the Trust, as amended or restated from time to time.

         "Change  in 1940  Act Law"  shall  have the  meaning  set  forth in the
          ------------------------
definition of "Investment Company Event."

         "Clearing  Agency"  means an  organization  registered  as a  "clearing
          ----------------
agency" pursuant to Section 17A of the Securities Exchange Act of 1934, as amended. DTC shall be the initial Clearing Agency.

         "Clearing Agency  Participant"  means a broker,  dealer,  bank or other
          ----------------------------
financial institution or other Person for whom from time to time a Clearing Agency effects book-entry transfers and pledges of securities deposited with the Clearing Agency.

         "Closing  Date" means the date of execution  and delivery of this Trust
          -------------
Agreement.

         "Code" means the Internal Revenue Code of 1986, as amended.
          ----

         "Commission" means the Securities and Exchange Commission, as from time
          ----------
to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Common Security" means an undivided  beneficial interest in the assets
          ---------------
of the Trust, having a Liquidation Amount of $25 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution as provided herein.

         "Common  Securities   Certificate"   means  a  certificate   evidencing
          --------------------------------
ownership of Common Securities, substantially in the form attached as Exhibit B.

         "Common Securityholder" means First Banks, Inc.
          ---------------------

         "Company" means First Banks, Inc.
          -------

         "Corporate  Trust Office" means the office at which,  at any particular
          -----------------------
time, the corporate trust business of the Property Trustee or the Debenture Trustee, as the case may be, shall be principally administered, which office at the date hereof, in each such case, is located at 38 Fountain Square Plaza, MD10AT60, Cincinnati, Ohio 45202 Attention: Corporate Trust Department.

         "Debenture  Event of Default" means an "Event of Default" as defined in
          ---------------------------
Section 7.1 of the Indenture.

         "Debenture Redemption Date" means, with respect to any Debentures to be
          -------------------------
redeemed under the Indenture, the date fixed for redemption under the Indenture.

         "Debenture Tax Event" means a "Tax Event" as specified in Section 1.1
          -------------------
of the Indenture.

         "Debenture  Trustee" means Fifth Third Bank, a bank organized under the
          ------------------
laws of the United States of America, and any successor thereto, as trustee under the Indenture.

         "Debentures"  means the $41,237,125 (or $47,422,700 if the Underwriters
          ----------
exercise their Option (as such terms are defined in the Underwriting Agreement)) aggregate principal amount of the Depositor's 8.15% Subordinated Debentures due 2033, issued pursuant to the Indenture.

         "Definitive  Preferred  Securities  Certificates"  means the  Preferred
          -----------------------------------------------
Securities Certificates issued in certificated, fully registered form as provided in Section 511.

         "Delaware Bank" has the meaning specified in the Preamble to this Trust
          -------------
Agreement.

         "Delaware  Statutory  Trust  Act"  means  Chapter 38 of Title 12 of the
          -------------------------------
Delaware Code, 12 Delaware Code Sections 3801 et seq., as it may be amended from time to time.

         "Delaware   Trustee"  means  the  commercial   bank  or  trust  company
          ------------------
identified as the "Delaware Trustee" in the Preamble to this Trust Agreement, solely in its capacity as Delaware Trustee of the Trust formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor trustee appointed as herein provided.

         "Depositary" means DTC or any successor thereto.
          ----------

         "Depositor"  has the meaning  specified  in the  Preamble to this Trust
          ---------
Agreement.

         "Distribution Date" has the meaning specified in Section 401(a).
          -----------------

         "Distributions"   means  amounts   payable  in  respect  of  the  Trust
          -------------
Securities as provided in Section 401.

         "DTC" means The Depository Trust Company.
          ---

         "Early Termination Event" has the meaning specified in Section 902.
          -----------------------

         "Event of Default" means any one of the following  events (whatever the
          ----------------
reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                  (a)      the occurrence of a Debenture Event of Default; or

                  (b) default by the Trust or the Property Trustee in the payment of any Distribution when it becomes due and payable, and continuation of such default for a period of thirty (30) days; or

                  (c) default by the Trust or the Property Trustee in the payment of any Redemption Price of any Trust Security when it becomes due and payable; or

                  (d) default in the performance, or breach, in any material respect, of any covenant or warranty of the Trustees in this Trust Agreement (other than a covenant or warranty a default in the performance of which or the breach of which is dealt with in clause (b) or (c), above) and continuation of such default or breach for a period of sixty (60) days after there has been given, by registered or certified mail, to the defaulting Trustee or Trustees by the Holders of at least 25% in aggregate Liquidation Amount of the Outstanding Preferred Securities a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

                  (e) the occurrence of a Bankruptcy Event with respect to the Property Trustee and the failure by the Depositor to appoint a successor Property Trustee within (sixty) 60 days thereof.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.
          ------------

         "Expense  Agreement" means the Agreement as to Expenses and Liabilities
          ------------------
between the Depositor and the Trust, substantially in the form attached as Exhibit C, as amended from time to time.

         "Expiration Date" has the meaning specified in Section 901.
          ---------------

         "Extension  Period"  has the  meaning  specified  in Section 4.1 of the
          -----------------
Indenture.

         "Global Preferred Securities  Certificate" means a Preferred Securities
          ----------------------------------------
Certificate evidencing ownership of Global Preferred Securities.

         "Global Preferred Security" means a Preferred  Security,  the ownership
          -------------------------
and transfer of which shall be made through book entries by a Clearing Agency as described herein.

         "Guarantee" means the Preferred Securities Guarantee Agreement executed
          ---------
and delivered by the Depositor and Fifth Third Bank, as trustee, contemporaneously with the execution and delivery of this Trust Agreement, for the benefit of the Preferred Securityholders, as amended from time to time.

         "Indenture" means the Indenture, dated as of April 1, 2003, between the
          ---------
Depositor and the Debenture Trustee, as trustee, as amended or supplemented from time to time pertaining to the Debentures of the Depositor.

         "Investment  Company Act," means the Investment Company Act of 1940, as
          -----------------------
amended, as in effect at the date of execution of this instrument.

         "Investment  Company  Event"  means  the  receipt  by the Trust and the
          --------------------------
Depositor of an Opinion of Counsel, rendered by a law firm having a recognized national tax and securities law practice within a reasonable period of time after the applicable occurrence, to the effect that, as a result of the occurrence of a change in law or regulation or a change in interpretation or application of law or regulation by any legislative body, court, governmental agency or regulatory authority (a "Change in 1940 Act Law"), the Trust is or
                                      ----------------------
shall be considered an "investment company" that is required to be registered under the Investment Company Act, which Change in 1940 Act Law becomes effective on or after the date of original issuance of the Preferred Securities under this Trust Agreement.

         "Lien" means any lien, pledge, charge,  encumbrance,  mortgage, deed of
          ----
trust, adverse ownership interest, hypothecation, assignment, security interest or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever.

         "Like  Amount"  means  (a)  with  respect  to  a  redemption  of  Trust
          ------------
Securities, Trust Securities having an aggregate Liquidation Amount equal to the aggregate principal amount of Debentures to be contemporaneously redeemed in accordance with the Indenture and the proceeds of which shall be used to pay the Redemption Price of such Trust Securities; and (b) with respect to a distribution of Debentures to Holders of Trust Securities in connection with a termination or liquidation of the Trust, Debentures having a principal amount equal to the Liquidation Amount of the Trust Securities of the Holder to whom such Debentures are distributed. Each Debenture distributed pursuant to clause
(b) above shall carry with it accrued interest in an amount equal to the accrued and unpaid interest then due on such Debentures.

         "Liquidation Amount" means the stated amount of $25 per Trust Security.
          ------------------

         "Liquidation Date" means  the  date  on  which  Debentures  are  to  be
          ----------------
distributed to Holders of Trust Securities in connection with a termination and liquidation of the Trust pursuant to Section 904(a).

         "Liquidation Distribution" has the meaning specified in Section 904(d).
          ------------------------

         "Officers' Certificate" means a certificate signed by  the President or
          ---------------------
a Vice President and by the Treasurer or an Assistant Treasurer or the Controller or an Assistant Controller or the Secretary or an Assistant
Secretary, of the Depositor, and delivered to the appropriate Trustee. One of the officers signing an Officers' Certificate given pursuant to Section 816 shall be the principal executive, financial or accounting officer of the Depositor. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Trust Agreement shall include:

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

         "Opinion of Counsel" means  an  opinion  in  writing   of  independent,
          ------------------
outside legal counsel, who may be counsel for the Trust, the Property Trustee, the Delaware Trustee or the Depositor and who shall be reasonably acceptable to the Property Trustee.

         "Original Trust Agreement" has the meaning specified in the Recitals to
          ------------------------
this Trust Agreement.

         "Outstanding",  when used with respect to Preferred Securities,  means,
          -----------
as of the date of determination, all Preferred Securities theretofore executed and delivered under this Trust Agreement, except:

                  (a) Preferred Securities theretofore canceled by the Property Trustee or delivered to the Property Trustee for cancellation;

                  (b) Preferred Securities for whose payment or redemption money in the necessary amount has been theretofore deposited with the Property Trustee or any Paying Agent for the Holders of such Preferred Securities; provided that, if such Preferred Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Trust Agreement; and

                  (c) Preferred Securities which have been paid or in exchange for or in lieu of which other Preferred Securities have been executed and delivered pursuant to Sections 504, 505, 511 and 513; provided, however, that in determining whether the Holders of the requisite Liquidation Amount of the Outstanding Preferred Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Preferred Securities owned by the Depositor, any Trustee or any Affiliate of the Depositor or any Trustee shall be disregarded and deemed not to be Outstanding, except that (i) in determining whether any Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Preferred Securities that such Trustee knows to be so owned shall be so disregarded; and (ii) the foregoing shall not apply at any time when all of the Outstanding Preferred Securities are owned by the Depositor, one or more of the Trustees and/or any such Affiliate. Preferred Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Administrative Trustees the pledgee's right so to act with respect to such Preferred Securities and the pledgee is not the Depositor or any other Obligor upon the Preferred Securities or a Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Depositor or any Affiliate of the Depositor.

         "Paying  Agent"  means any paying  agent or co paying  agent  appointed
          -------------
pursuant to Section 509 and shall initially be the Bank.

         "Payment  Account"  means a segregated  non-interest-bearing  corporate
          ----------------
trust account maintained by the Property Trustee with the Bank in its trust department for the benefit of the Securityholders in which all amounts paid in respect of the Debentures shall be held and from which the Property Trustee shall make payments to the Securityholders in accordance with Sections 401 and 402.

         "Person"  means  any  individual,   corporation,  estate,  partnership,
          ------
limited partnership, joint venture, trust, association, joint-stock company, limited liability company, trust, statutory trust, unincorporated organization or government or any agency or political subdivision thereof or any other entity of whatever nature.

         "Preferred  Securities  Certificate",  means a  certificate  evidencing
          ----------------------------------
ownership of Preferred Securities, substantially in the form attached as Exhibit
                                                                         -------
D.
-

         "Preferred  Security"  means an  undivided  beneficial  interest in the
          -------------------
assets of the Trust, having a Liquidation Amount of $25 and having the rights provided therefor in this Trust Agreement, including the right to receive Distributions and a Liquidation Distribution as provided herein.

         "Preferred Securityholder" means a Holder of a Preferred Security.
          ------------------------

         "Property   Trustee"  means  the  commercial   bank  or  trust  company
          ------------------
identified  as the "Property  Trustee," in the Preamble to this Trust  Agreement
                    -----------------
solely in its capacity as Property Trustee of the Trust heretofore formed and continued hereunder and not in its individual capacity, or its successor in interest in such capacity, or any successor property trustee appointed as herein provided.

         "Redemption  Date"  means,  with  respect to any Trust  Security  to be
          ----------------
redeemed, the date fixed for such redemption by or pursuant to this Trust Agreement; provided that each Debenture Redemption Date and the stated maturity of the Debentures shall be a Redemption Date for a Like Amount of Trust Securities.

         "Redemption  Price"  means,  with  respect to any Trust  Security,  the
          -----------------
Liquidation Amount of such Trust Security, plus accumulated and unpaid Distributions to the Redemption Date, allocated on a pro rata basis (based on Liquidation Amounts) among the Trust Securities.

         "Relevant Trustee" shall have the meaning specified in Section 810.
          ----------------

         "Securities  Register" and  "Securities  Registrar" have the respective
          --------------------
meanings specified in Section 504.

         "Securityholder"  or  "Holder"  means a Person  in  whose  name a Trust
          --------------        -----
Security or Securities is registered in the Securities Register; any such Person is a beneficial owner within the meaning of the Delaware Statutory Trust Act.

         "Trust" means the Delaware statutory trust created and continued hereby
          -----
and identified on the cover page to this Trust Agreement.

         "Trust  Agreement" means this Amended and Restated Trust Agreement,  as
          ----------------
the same may be modified, amended or supplemented in accordance with the applicable provisions hereof, including all exhibits hereto, including, for all purposes of this Trust Agreement and any such modification, amendment or supplement, the provisions of the Trust Indenture Act that are deemed to be a part of and govern this Trust Agreement and any such modification, amendment or supplement, respectively.

         "Trust  Indenture  Act"  means  the  Trust  Indenture  Act of 1939,  as
          ---------------------
amended, as in force at the date as of which this instrument was executed; provided, however, that in the event the Trust Indenture Act of 1939, as amended, is amended after such date, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

         "Trust  Property"  means  (a) the  Debentures;  (b) the  rights  of the
          ---------------
Property Trustee under the Guarantee; (c) any cash on deposit in, or owing to, the Payment Account; and (d) all proceeds and rights in respect of the foregoing and any other property and assets for the time being held or deemed to be held by the Property Trustee pursuant to this Trust Agreement.

         "Trust  Security"  means  any  one  of  the  Common  Securities  or the
          ---------------
Preferred Securities.

         "Trust Securities  Certificate"  means any one of the Common Securities
          -----------------------------
Certificates or the Preferred Securities Certificates.

         "Trustees"  means,  collectively,  the Property  Trustee,  the Delaware
          --------
Trustee and the Administrative Trustees.

         "Underwriting Agreement" means the Underwriting Agreement,  dated as of
          ----------------------
March 26, 2003, among the Trust, the Depositor, Stifel Nicolaus & Company, Incorporated, Fahnestock & Co. Inc. and the Underwriters named therein.

                                   ARTICLE II
                           ESTABLISHMENT OF THE TRUST

         Section 201.     Name.

         The Trust continued hereby shall be known as "FIRST PREFERRED CAPITAL TRUST IV," as such name may be modified from time to time by the Administrative Trustees following written notice to the Holders of Trust Securities and the other Trustees, in which name the Trustees may engage in the transactions contemplated hereby, make and execute contracts and other instruments on behalf of the Trust and sue and be sued.

         Section 202.     Office  of  the  Delaware  Trustee; Principal Place of
                          Business.

         The address of the Delaware Trustee in the State of Delaware is c/o Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention: Corporate Trust Administration, or such other address in the State of Delaware as the Delaware Trustee may designate by written notice to the Securityholders and the Depositor. The principal executive office of the Trust is c/o First Banks, Inc., 600 James S. McDonnell Boulevard, Mail Code 014, Hazelwood, Missouri 63042.

         Section 203. Initial Contribution of Trust Property; Organizational Expenses.

         The Trustees acknowledge receipt in trust from the Depositor in connection with the Original Trust Agreement of the sum of $25, which constituted the initial Trust Property. The Depositor shall pay organizational expenses of the Trust as they arise or shall, upon request of any Trustee, promptly reimburse such Trustee for any such expenses paid by such Trustee. The Depositor shall make no claim upon the Trust Property for the payment of such expenses.

         Section 204.     Issuance of the Preferred Securities.

         On March 26, 2003, the Depositor and an Administrative Trustee, on behalf of the Trust and pursuant to the Original Trust Agreement, executed and delivered the Underwriting Agreement. Contemporaneously with the execution and delivery of this Trust Agreement, an Administrative Trustee, on behalf of the Trust, shall execute in accordance with Section 502 and deliver in accordance with the Underwriting Agreement, Preferred Securities Certificates, registered in the name of the Persons entitled thereto, in an aggregate amount of 1,600,000 Preferred Securities having an aggregate Liquidation Amount of $40,000,000 against receipt of the aggregate purchase price of such Preferred Securities of $40,000,000, which amount such Administrative Trustee shall promptly deliver to the Property Trustee. If the Underwriters exercise their Option and there is an Option Closing Date (as defined in the Underwriting Agreement), then an Administrative Trustee, on behalf of the Trust, shall execute in accordance with
Section 502, and deliver in accordance with the Underwriting Agreement, additional Preferred Securities Certificates, registered in the name of the Persons entitled thereto in an aggregate amount of up to 240,000 Preferred Securities having an aggregate Liquidation Amount of up to $6,000,000 against receipt of the aggregate purchase price of such Preferred Securities of up to $6,000,000, which amount such Administrative Trustee shall promptly deliver to the Property Trustee.

         Section 205. Issuance of the Common Securities; Subscription and Purchase of Debentures.

                  (a) Contemporaneously with the execution and delivery of this Trust Agreement, an Administrative Trustee, on behalf of the Trust, shall execute in accordance with Section 502 and deliver to the Depositor Common Securities Certificates registered in the name of the Depositor, in an aggregate amount of 49,485 Common Securities having an aggregate Liquidation Amount of $1,237,125 against payment by the Depositor of such amount. Contemporaneously therewith, an Administrative Trustee, on behalf of the Trust, shall subscribe to and purchase from the Depositor Debentures, registered in the name of the Property Trustee on behalf of the Trust and having an aggregate principal amount equal to $41,237,125 and, in satisfaction of the purchase price for such Debentures, the Property Trustee, on behalf of the Trust, shall deliver to the Depositor the sum of $41,237,125.

                  (b) If the Underwriters exercise the Option and there is an Option Closing Date, then an Administrative Trustee, on behalf of the Trust, shall execute in accordance with Section 502, and deliver to the Depositor, Common Securities Certificates, registered in the name of the Depositor, in an additional aggregate amount of up to 7,423 Common Securities having an aggregate Liquidation Amount of up to $185,575 against payment by the Depositor of such amount. Contemporaneously therewith, an Administrative Trustee, on behalf of the Trust, shall subscribe to and purchase from the Depositor, additional Debentures, registered in the name of the Property Trustee on behalf of the Trust and having an aggregate principal amount of up to $6,185,575, and, in satisfaction of the purchase price of such Debentures, the Property Trustee, on behalf of the Trust, shall deliver to the Depositor up to $6,185,575, such aggregate amount equal to the sum of the amounts received from the Depositor pursuant to the first sentence of this Section 205(b) and from one of the Administrative Trustees pursuant to the last sentence of Section 204.

         Section 206.     Declaration of Trust.

         The exclusive purposes and functions of the Trust are (a) to issue and sell Trust Securities and use the proceeds from such sale to acquire the Debentures; and (b) to engage in those activities necessary, advisable or incidental thereto. The Depositor hereby appoints the Trustees as trustees of the Trust, to have all the rights, powers and duties to the extent set forth herein, and the Trustees hereby accept such appointment. The Property Trustee hereby declares that it shall hold the Trust Property in trust upon and subject to the conditions set forth herein for the benefit of the Securityholders. The Administrative Trustees shall have all rights, powers and duties set forth herein and in accordance with applicable law with respect to accomplishing the purposes of the Trust. The Delaware Trustee shall not be entitled to exercise any powers, nor shall the Delaware Trustee have any of the duties and responsibilities, of the Property Trustee or the Administrative Trustees set forth herein. The Delaware Trustee shall be one of the Trustees of the Trust for the sole and limited purpose of fulfilling the requirements of Section 3807 of the Delaware Statutory Trust Act.

         Section 207.    Authorization to Enter into Certain Transactions.

                  (a) The Trustees shall conduct the affairs of the Trust in accordance with the terms of this Trust Agreement. Subject to the limitations set forth in paragraph (b) of this Section 207 and Article VIII, and in accordance with the following provisions (i) and (ii), the Administrative Trustees shall have the authority to enter into all transactions and agreements determined by the Administrative Trustees to be appropriate in exercising the authority, express or implied, otherwise granted to the Administrative Trustees under this Trust Agreement, and to perform all acts in furtherance thereof, including without limitation, the following:

                  (i) As among the Trustees, each Administrative Trustee, acting singly or jointly, shall have the power and authority to act on behalf of the Trust with respect to the following matters:

                    (A) the issuance and sale of the Trust Securities and compliance with the Underwriting Agreement in connection therewith;

                    (B) to cause the Trust to enter into, and to execute, deliver and perform on behalf of the Trust, the Expense Agreement and such other agreements or documents as may be necessary or desirable in connection with the purposes and function of the Trust;

                    (C) assisting in the registration of the Preferred Securities under the Securities Act of 1933, as amended, and under state securities or blue sky laws, and the qualification of this Trust Agreement as a trust indenture under the Trust Indenture Act;

                    (D) assisting in the inclusion of the Preferred Securities in the Nasdaq National Market or in the listing of the Preferred Securities on such securities exchange or exchanges as shall be determined by the Depositor and the registration of the Preferred Securities under the Exchange Act, the compliance with the listing requirements of The Nasdaq National Market or the applicable securities exchanges and the preparation and filing of all periodic and other reports and other documents pursuant to the foregoing;

                    (E) the sending of notices (other than notices of default) and other information regarding the Trust Securities and the Debentures to the Securityholders in accordance with this Trust Agreement;

                    (F) the appointment of a Paying Agent, Authenticating Agent and Securities Registrar in accordance with this Trust Agreement;

                    (G) to the extent provided in this Trust Agreement, the winding up of the affairs of and liquidation of the Trust and the preparation, execution and filing of the certificate of cancellation with the Secretary of State of the State of Delaware;

                    (H) the taking of all action that may be necessary or appropriate for the preservation and the continuation of the Trust's valid existence, rights, franchises and privileges as a statutory business trust under the laws of the State of Delaware and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Preferred Securityholders or to enable the Trust to effect the purposes for which the Trust was created; and

                    (I) the taking of any action incidental to the foregoing as the Administrative Trustees may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement for the benefit of the Securityholders (without consideration of the effect of any such action on any particular Securityholder).

                  (ii) As among the Trustees, the Property Trustee shall have the power, duty and authority to act on behalf of the Trust with respect to the following matters:

                    (A) the establishment of the Payment Account;

                    (B) the receipt of the Debentures;

                    (C) the collection of interest, principal and any other payments made in respect of the Debentures in the Payment Account;

                    (D) the distribution of amounts owed to the Securityholders in respect of the Trust Securities in accordance with the terms of this Trust Agreement;

                    (E) the exercise of all of the rights, powers and privileges of a holder of the Debentures;

                    (F) the sending of notices of default and other information regarding the Trust Securities and the Debentures to the Securityholders in accordance with this Trust Agreement;

                    (G) the distribution of the Trust Property in accordance with the terms of this Trust Agreement;

                    (H) to the extent provided in this Trust Agreement, the winding up of the affairs of and liquidation of the Trust;

                    (I) after an Event of Default, the taking of any action incidental to the foregoing as the Property Trustee may from time to time determine is necessary or advisable to give effect to the terms of this Trust Agreement and protect and conserve the Trust Property for the benefit of the Securityholders (without consideration of the effect of any such action on any particular Securityholder);

                    (J)  registering   transfers  of  the  Trust  Securities  in
                    accordance with this Trust Agreement; and

                    (K) except as otherwise provided in this Section 207(a)(ii), the Property Trustee shall have none of the duties, liabilities, powers or the authority of the Administrative Trustees set forth in Section 207(a)(i).

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

                  (c) In connection with the issue and sale of the Preferred Securities, the Depositor shall have the right and responsibility to assist the Trust with respect to, or effect on behalf of the Trust, the following (and any actions taken by the Depositor in furtherance of the following prior to the date of this Trust Agreement are hereby ratified and confirmed in all respects):

                  (i) the preparation and filing by the Trust with the Commission and the execution on behalf of the Trust of a registration statement on the appropriate form in relation to the Preferred Securities, the Debentures and the Guarantee, including any amendments thereto;

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

                  (iii) the preparation for filing by the Trust and execution on behalf of the Trust of an application to The Nasdaq National Market or a national stock exchange or other organization for inclusion, listing or quotation upon notice of issuance of any Preferred Securities and to file or cause an Administrative Trustee to file thereafter with such exchange or organization such notifications and documents as may be necessary from time to time;

                  (iv) the preparation for filing by the Trust with the Commission and the execution on behalf of the Trust of a registration statement on Form 8 A relating to the registration of the Preferred Securities under Section 12(b) or 12(g) of the Exchange Act, including any amendments thereto;

                  (v) the negotiation of the terms of, and the execution and delivery of, the Underwriting Agreement providing for the sale of the Preferred Securities; and

                  (vi) the taking of any other actions necessary or desirable to carry out any of the foregoing activities.

                  (d) Notwithstanding anything herein to the contrary, the Administrative Trustees are authorized and directed to conduct the affairs of the Trust and to operate the Trust so that the Trust shall not be deemed to be an "investment company" required to be registered under the Investment Company Act, shall be classified as a "grantor trust" and not as an association taxable as a corporation for United States federal income tax purposes and so that the Debentures shall be treated as indebtedness of the Depositor for United States federal income tax purposes. In this connection, subject to Section 1002, the Depositor and the Administrative Trustees are authorized to take any action, and the Administrative Trustees are authorized to direct the Property Trustee in writing to take any action not inconsistent with applicable law or this Trust Agreement, that each of the Depositor and the Trustees determines in their discretion to be necessary or desirable for such purposes. The Property Trustee shall take any action so directed by one or more of the Administrative Trustees.

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

                                   ARTICLE III
                                 PAYMENT ACCOUNT

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

                                   ARTICLE IV
                            DISTRIBUTIONS; REDEMPTION

         Section 401.     Distributions.

                  (a) Distributions on the Trust Securities shall be cumulative, and shall accumulate whether or not there are funds of the Trust available for the payment of Distributions. Distributions shall accumulate from the date of issuance of the Trust Securities and, except during any Extension Period with respect to the Debentures, shall be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2003. If any date on which a Distribution is otherwise payable on the Trust Securities is not a Business Day, then the payment of such Distribution shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date (each date on which Distributions are payable in accordance with this Section 401(a), a "Distribution Date").

                  (b) The Trust Securities represent undivided beneficial interests in the Trust Property. The Distributions on the Trust Securities shall be payable at a rate of 8.15% per annum of the Liquidation Amount of the Trust Securities. The amount of Distributions payable for any full period shall be computed on the basis of a 360 day year of twelve 30 day months. The amount of Distributions for any partial period shall be computed on the basis of the number of days elapsed in a 360 day year of twelve 30 day months. During any Extension Period with respect to the Debentures, Distributions on the Preferred Securities shall be deferred for a period equal to the Extension Period.

                  (c) Distributions on the Trust Securities shall be made by the Property Trustee solely from the Payment Account and shall b e payable on each Distribution Date only to the extent that the Trust has funds then on hand and immediately available by 12:30 p.m. on each Distribution Date in the Payment Account for the payment of such Distributions.

                  (d) Distributions on the Trust Securities with respect to a Distribution Date shall be payable to the Holders thereof as they appear on the Securities Register for the Trust Securities on the relevant record date, which shall be the 15th day of March, June, September or December for Distributions payable on the last calendar day of the respective month;
provided, however, that for any Trust Securities held in global form, Distributions shall be payable to the Holder thereof as of one Business Day immediately preceding the Distribution Date.

         Section 402.     Redemption.

                  (a) On each Debenture Redemption Date and on the maturity of the Debentures, the Trust shall be required to redeem a Like Amount of Trust Securities at the Redemption Price.

                  (b) Notice of redemption shall be given by the Property Trustee by first-class mail, postage prepaid, mailed not less than thirty (30) nor more than sixty (60) days prior to the Redemption Date to each Holder of Trust Securities to be redeemed, at such Holder's address appearing in the Securities Register. The Property Trustee shall have no responsibility for the accuracy of any CUSIP number contained in such notice. All notices of redemption shall state:

                  (i)     the Redemption Date;

                  (ii)    the Redemption Price;

                  (iii)   the CUSIP number;

                  (iv) if less than all the Outstanding Trust Securities are to be redeemed, the identification and the aggregate Liquidation Amount of the particular Trust Securities to be redeemed;

                  (v) that, on the Redemption Date, the Redemption Price shall become due and payable upon each such Trust Security to be redeemed and that Distributions thereon shall cease to accumulate on and after said date, except as provided in Section 402(d); and

                  (vi) the place or places at which Trust Securities are to be surrendered for the payment of the Redemption Price.

                  (c) The Trust Securities redeemed on each Redemption Date shall be redeemed at the Redemption Price with the proceeds from the contemporaneous redemption of the Debentures. Redemptions of the Trust
Securities shall be made and the Redemption Price shall be payable on each Redemption Date only to the extent that the Trust has immediately available funds then on hand and available in the Payment Account for the payment of such Redemption Price.

                  (d) If the Property Trustee gives a notice of redemption in respect of any Preferred Securities, then, by 12:00 noon, New York City time, on the Redemption Date, subject to Section 402(c), the Property Trustee, subject to Section 402(c), shall, with respect to Preferred Securities held in global form, deposit with the Clearing Agency for such Preferred Securities, to the extent available therefor, funds sufficient to pay the applicable Redemption Price and will give such Clearing Agency irrevocable instructions and authority to pay the Redemption Price to the Holders of the Preferred Securities. With respect to Trust Securities that are not held in global form, the Property Trustee, subject to Section 402(c), shall deposit with the Paying Agent funds sufficient to pay the applicable Redemption Price and shall give the Paying Agent irrevocable instructions and authority to pay the Redemption Price to the Holders thereof upon surrender of their Preferred Securities Certificates. Notwithstanding the foregoing, Distributions payable on or prior to the Redemption Date for any Trust Securities called for redemption shall be payable to the Holders of such Trust Securities as they appear on the Securities Register for the Trust Securities on the relevant record dates for the related Distribution Dates. If notice of redemption shall have been given and funds deposited as required, then upon the date of such deposit, (i) all rights of Securityholders holding Trust Securities so called for redemption shall cease, except the right of such Securityholders to receive the Redemption Price, but without interest and (ii) such Securities shall cease to be Outstanding. In the event that any date on which any Redemption Price is payable is not a Business Day, then payment of the Redemption Price payable on such date shall be made on the next succeeding day that is a Business Day (and without any interest or other payment in respect of any such delay) with the same force and effect as if made on such date. In the event that payment of the Redemption Price in respect of any Trust Securities called for redemption is improperly withheld or refused and not paid either by the Trust or by the Depositor pursuant to the Guarantee, Distributions on such Trust Securities shall continue to accumulate, at the then applicable rate, from the Redemption Date originally established by the Trust for such Trust Securities to the date such Redemption Price is actually paid, in which case the actual payment date shall be the date fixed for redemption for purposes of calculating the Redemption Price.

                  (e) Payment of the Redemption Price on the Trust Securities shall be made to the record holders thereof as they appear on the Securities Register for the Trust Securities on the relevant record date, which shall be the date fifteen (15) days prior to the relevant Redemption Date;
provided, however, that for any Trust Securities held in global form, Distributions shall be payable to the Holder thereof as of one Business Day immediately preceding the Distribution Date.

                  (f)     Subject  to  Section  403(a),  if  less  than  all the
Outstanding Trust Securities are to be redeemed on a Redemption Date, then the aggregate Liquidation Amount of Trust Securities to be redeemed shall be allocated on a pro rata basis (based on Liquidation Amounts) among the Common Securities and the Preferred Securities. The particular Preferred Securities to be redeemed shall be selected not more than sixty (60) days prior to the Redemption Date by the Property Trustee from the Outstanding Preferred Securities not previously called for redemption, by such method (including, without limitation, by lot) as the Property Trustee shall deem fair and appropriate and which may provide for the selection for redemption of portions (equal to such Liquidation Amount or an integral multiple of such Liquidation Amount in excess thereof) of the Liquidation Amount of Preferred Securities of a denomination larger than the Liquidation Amount; provided, however, that in the event the redemption relates only to Preferred Securities purchased and held by the Depositor being redeemed in exchange for a Like Amount of Debentures, the Property Trustee shall select those particular Preferred Securities for redemption. The Property Trustee shall promptly notify the Securities Registrar in writing of the Preferred Securities selected for redemption and, in the case of any Preferred Securities selected for partial redemption, the Liquidation Amount thereof to be redeemed, it being understood that, in the case of Preferred Securities registered in the name of and held of record by the Clearing Agency or its nominee, the distribution of the proceeds of such redemption will be made in accordance with the procedures of the Clearing Agency or its nominee. For all purposes of this Trust Agreement, unless the context otherwise requires, all provisions relating to the redemption of Preferred Securities shall relate, in the case of any Preferred Securities redeemed or to be redeemed only in part, to the portion of the Liquidation Amount of Preferred Securities which has been or is to be redeemed, it being understood that, in the case of Preferred Securities registered in the name of and held of record by the Clearing Agency or its nominee, the distribution of the proceeds of such redemption will be made in accordance with the procedures of the Clearing Agency or its nominee.

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

                  (b) In the case of the occurrence of any Event of Default resulting from a Debenture Event of Default, the Common Securityholders shall be deemed to have waived any right to act with respect to any such Event of Default under this Trust Agreement until the effect of all such Events of Default with respect to the Preferred Securities shall have been cured, waived or otherwise eliminated. Until any such Event of Default under this Trust Agreement with respect to the Preferred Securities shall have been so cured, waived or otherwise eliminated, the Property Trustee shall act solely on behalf of the Preferred Securityholders and not the Common Securityholder, and only the Preferred Securityholders shall have the right to direct the Property Trustee to act on their behalf.

         Section 404.     Payment Procedures.

         Payments of Distributions (including Additional Amounts, if applicable) in respect of the Preferred Securities shall be made by check mailed to the address of the Person entitled thereto as such address shall appear on the Securities Register or, if the Preferred Securities are held by a Clearing Agency, such Distributions shall be made to the Clearing Agency in immediately available funds, which will credit the relevant accounts on the applicable Distribution Dates. Payments in respect of the Common Securities shall be made in such manner as shall be mutually agreed between the Property Trustee and the Common Securityholder.

         Section 405.     Tax Returns and Reports.

         The Administrative Trustees shall prepare (or cause to be prepared), at the Depositor's expense, and file all United States federal, state and local tax and information returns and reports required to be filed by or in respect of the Trust. In this regard, the Administrative Trustees shall (a) prepare and file (or cause to be prepared and filed) the appropriate Internal Revenue Service forms required to be filed in respect of the Trust in each taxable year of the Trust; and (b) prepare and furnish (or cause to be prepared and furnished) to each Securityholder the appropriate Internal Revenue Service forms required to be furnished to such Securityholder or the information required to be provided on such forms. The Administrative Trustees shall provide the Depositor with a copy of all such returns and reports promptly after such filing or furnishing. The Property Trustee shall comply with United States federal withholding and backup withholding tax laws and information reporting requirements with respect to any payments to Securityholders under the Trust Securities.

         Section 406.     Payment of Taxes, Duties, etc. of the Trust.

         Upon receipt under the Debentures of Additional Payments, the Property Trustee, at the direction of an Administrative Trustee or the Depositor, shall promptly pay any taxes, duties or governmental charges of whatsoever nature (other than withholding taxes) imposed on the Trust by the United States or any other taxing authority.

         Section 407 Payments Under Indenture. Any amount payable hereunder to any Preferred Securityholder shall be reduced by the amount of any corresponding payment such Holder has directly received under the Indenture pursuant to Section 513(b) or (c) hereof.

                                    ARTICLE V
                          TRUST SECURITIES CERTIFICATES

         Section 501.     Initial Ownership.

         Upon the creation of the Trust and the contribution by the Depositor pursuant to Section 203 and until the issuance of the Trust Securities, and at any time during which no Trust Securities are Outstanding, the Depositor shall be the sole beneficial owner of the Trust.

         Section 502.     The Trust Securities Certificates.

         The  Preferred  Securities  Certificates  shall be  issued  in  minimum denominations of the Liquidation Amount and integral multiples of the Liquidation Amount in excess thereof, and the Common Securities Certificates shall be issued in denominations of the Liquidation Amount and multiples thereof (which may, in the case of the Common Securities, include fractional amounts). The Trust Securities Certificates shall be executed on behalf of the Trust by manual or facsimile signature of at least one Administrative Trustee. Trust Securities Certificates bearing the manual or facsimile signatures of individuals who were, at the time when such signatures shall have been affixed, authorized to sign on behalf of the Trust, shall be validly issued and entitled to the benefits of this Trust Agreement, notwithstanding that such individuals or any of them shall have ceased to be so authorized prior to the delivery of such Trust Securities Certificates or did not hold such offices at the date of delivery of such Trust Securities Certificates. A transferee of a Trust Securities Certificate shall become a Securityholder, and shall be entitled to the rights and subject to the obligations of a Securityholder hereunder, upon due registration of such Trust Securities Certificate in such transferee's name pursuant to Sections 504, 511 and 513.

         Section 503.     Execution,   Authentication   and  Delivery  of  Trust
Securities Certificates.

                  (a) On the Closing Date and, if applicable, the Option Closing Date, the Administrative Trustees shall cause Trust Securities Certificates, in an aggregate Liquidation Amount as provided in Sections 204 and 205, to be executed on behalf of the Trust by at least one of the Administrative Trustees and delivered to or upon the written order of the Depositor, signed by its Chief Executive Officer, President, any Vice President, the Treasurer or any Assistant Treasurer without further corporate action by the Depositor, in authorized denominations.

                  (b) A Preferred Securities Certificate shall not be valid until authenticated by the manual signature of an authorized signatory of the Property Trustee. The signature shall be conclusive evidence that the Preferred Securities Certificate has been authenticated under this Trust Agreement. Each Preferred Security Certificate shall be dated the date of its authentication.

         Upon the written order of the Trust signed by one of the Administrative Trustees, the Property Trustee shall authenticate and make available for delivery the Preferred Securities Certificates.

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

         Section 503A.   Global Preferred Security.

                  (a) Any Global Preferred Security issued under this Trust Agreement shall be registered in the name of the nominee of the Clearing Agency and delivered to such custodian therefor, and such Global Preferred Security shall constitute a single Preferred Security for all purposes of this Trust Agreement.

                  (b)     Notwithstanding  any  other  provision  in  this Trust
Agreement, no Global Preferred Security may be exchanged for Preferred Securities registered in the names of persons other than the Depositary or its nominee unless (i) the Depositary notifies the Property Trustee that it is unwilling or unable to continue as a depositary for such Global Preferred Securities and the Depositor is unable to locate a qualified successor depositary, (ii) the Depositor executes and delivers to the Property Trustee a written order stating that it elects to terminate the book-entry system through the Depositary or (iii) there shall have occurred and be continuing a Debenture Event of Default.

                  (c) If a Preferred Security is to be exchanged in whole or in part for a beneficial interest in a Global Preferred Security, then either
(i) such Global Preferred Security shall be so surrendered for exchange or cancellation as provided in this Article V or (ii) the Liquidation Amount thereof shall be reduced or increased by an amount equal to the portion thereof to be so exchanged or canceled, or equal to the Liquidation Amount of such other Preferred Securities to be so exchanged for a beneficial interest therein, as the case may be, by means of an appropriate adjustment made on the records of the Securities Registrar, whereupon the Property Trustee, in accordance with the rules and procedures of the Depositary for such Global Preferred Security (the "Applicable Procedures"), shall instruct the Clearing Agency or its authorized
 ----------------------
representative to make a corresponding adjustment to its records. Upon any such surrender or adjustment of a Global Preferred Security by the Clearing Agency, accompanied by registration instructions, the Administrative Trustees shall execute and the Property Trustee shall, subject to Section 504(b) and as otherwise provided in this Article V, authenticate and deliver any Preferred Securities issuable in exchange for such Global Preferred Security (or any portion thereof) in accordance with the instructions of the Clearing Agency. The Property Trustee shall not be liable for any delay in delivery of such instructions and may conclusively rely on, and shall be fully protected in relying on, such instructions.

                  (d) Every Preferred Security executed, authenticated and delivered upon registration of transfer of, or in exchange for or in lieu of, a Global Preferred Security or any portion thereof, whether pursuant to this
Article V or otherwise, shall be executed, authenticated and delivered in the form of, and shall be, a Global Preferred Security, unless such Global Preferred Security is registered in the name of a Person other than the Clearing Agency for such Global Preferred Security or a nominee thereof.

                  (e) The Clearing Agency or its nominee, as the registered owner of a Global Preferred Security, shall be considered the Holder of the Preferred Securities represented by such Global Preferred Security for all purposes under this Trust Agreement and the Preferred Securities, and owners of beneficial interests in such Global Preferred Security shall hold such interests pursuant to the Applicable Procedures and, except as otherwise provided herein, shall not be entitled to receive physical delivery of any such Preferred Securities in definitive form and shall not be considered the Holders thereof under this Trust Agreement. Accordingly, any such owner's beneficial interest in the Global Preferred Securities shall be shown only on, and the transfer of such interest shall be effected only through, records maintained by the Clearing Agency or its nominee. Neither the Property Trustee, the Securities Registrar nor the Depositor shall have any liability in respect of any transfers effected by the Clearing Agency.

                  (f) The rights of owners of beneficial interests in a Global Preferred Security shall be exercised only through the Clearing Agency and shall be limited to those established by law and agreements between such owners and the Clearing Agency.

         Section 504. Registration of Transfer and Exchange of Preferred Securities Certificates.

                  (a)     The  Depositor  shall keep or cause to be kept, at the
office or agency maintained pursuant to Section 508, a register or registers for the purpose of registering Trust Securities Certificates and, subject to the provisions of Section 503A, transfers and exchanges of Preferred Securities Certificates (herein referred to as the "Securities Register") in which the
                                            --------------------
registrar designated by the Depositor (the "Securities  Registrar"),  subject to
                                            ---------------------
such reasonable regulations as it may prescribe, shall provide for the registration of Preferred Securities Certificates and Common Securities
Certificates (subject to Section 510 in the case of the Common Securities Certificates) and registration of transfers and exchanges of Preferred Securities Certificates as herein provided. The Property Trustee shall be the initial Securities Registrar.

                  (b) Subject to the provisions of Section 503A, upon surrender for registration of transfer of any Preferred Securities Certificate at the office or agency maintained pursuant to Section 508, the Administrative Trustees or any one of them shall execute and deliver, in the name of the designated transferee or transferees, one or more new Preferred Securities Certificates in authorized denominations of a like aggregate Liquidation Amount dated the date of execution by such Administrative Trustee or Trustees. The Securities Registrar shall not be required to register the transfer of any Preferred Securities that have been called for redemption. At the option of a Holder, Preferred Securities Certificates may be exchanged for other Preferred Securities Certificates in authorized denominations of the same class and of a like aggregate Liquidation Amount upon surrender of the Preferred Securities Certificates to be exchanged at the office or agency maintained pursuant to
Section 508.

                  (c) Every Preferred Securities Certificate presented or surrendered for registration of transfer or exchange, subject to the provisions of Section 503A, shall be accompanied by a written instrument of transfer in form satisfactory to the Property Trustee and the Securities Registrar duly executed by the Holder or his attorney duly authorized in writing. Each Preferred Securities Certificate surrendered for registration of transfer or exchange shall be canceled and subsequently disposed of by the Property Trustee in accordance with its customary practice. The Trust shall not be required to
(i) issue, register the transfer of, or exchange any Preferred Securities during a period beginning at the opening of business 15 calendar days before the date of mailing of a notice of redemption of any Preferred Securities called for redemption and ending at the close of business on the day of such mailing; or
(ii) register the transfer of or exchange any Preferred Securities so selected for redemption, in whole or in part, except the unredeemed portion of any such Preferred Securities being redeemed in part.

                  (d) No service charge shall be made for any registration of transfer or exchange of Preferred Securities Certificates, subject to the provisions of Section 503A, but the Securities Registrar may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer or exchange of Preferred Securities Certificates.

                  (e) Preferred Securities may only be transferred, in whole or in part, in accordance with the terms and conditions set forth in this Trust Agreement. Any transfer or purported transfer of any Preferred Security not made in accordance with this Trust Agreement shall be null and void. A Preferred Security that is not a Global Preferred Security may be transferred, in whole or in part, to a Person who takes delivery in the form of another Preferred Security that is not a Global Preferred Security as provided in
Section 504(a). A beneficial interest in a Global Preferred Security may be exchanged for a Preferred Security that is not a Global Preferred Security only as provided in Section 503A.

         Section 505. Mutilated, Destroyed, Lost or Stolen Trust Securities Certificates.

         If (a) any mutilated Trust Securities Certificate shall be surrendered to the Securities Registrar, or if the Securities Registrar shall receive evidence to its satisfaction of the destruction, loss or theft of any Trust Securities Certificate, and (b) there shall be delivered to the Securities Registrar, the Property Trustee and the Administrative Trustees such security or indemnity as may be required by them to save each of them harmless, then in the absence of notice that such Trust Securities Certificate shall have been acquired by a bona fide purchaser, the Administrative Trustees, or any one of them, on behalf of the Trust shall execute and make available for delivery, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Trust Securities Certificate, a new Trust Securities Certificate of like class, tenor and denomination. In connection with the issuance of any new Trust Securities Certificate under this Section 505, the Administrative Trustees or the Securities Registrar may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith. Any duplicate Trust Securities Certificate issued pursuant to this Section 505 shall constitute conclusive evidence of an undivided beneficial interest in the assets of the Trust, as if originally issued, whether or not the lost, stolen or destroyed Trust Securities Certificate shall be found at any time.

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

         Section 507.    Access to List of Securityholders' Names and Addresses.

         At any time when the Property Trustee is not also acting as the Securities Registrar, the Administrative Trustees or the Depositor shall furnish or cause to be furnished to the Property Trustee (a) within five Business Days after March 15, June 15, September 15 and December 15 in each year, a list, in such form as the Property Trustee may reasonably require, of the names and addresses of the Securityholders as of the most recent record date; and (b) promptly after receipt by any Administrative Trustee or the Depositor of a request therefor from the Property Trustee in order to enable the Property Trustee to discharge its obligations under this Trust Agreement, in each case to the extent such information is in the possession or control of the Administrative Trustees or the Depositor and is not identical to a previously supplied list or has not otherwise been received by the Property Trustee in its capacity as Securities Registrar. The rights of Securityholders to communicate with other Securityholders with respect to their rights under this Trust Agreement or under the Trust Securities and the corresponding rights of the Trustee shall be as provided in the Trust Indenture Act. Each Holder, by receiving and holding a Trust Securities Certificate, and each owner shall be deemed to have agreed not to hold the Depositor, the Property Trustee or the Administrative Trustees accountable by reason of the disclosure of its name and address, regardless of the source from which such information was derived.

         Section 508.    Maintenance of Office or Agency.

         The Administrative Trustees shall maintain or cause to be maintained in The City of New York or other location designated by the Administrative Trustees, an office or offices or agency or agencies where Preferred Securities Certificates may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Trustees in respect of the Trust Securities Certificates may be served. The Administrative Trustees initially designate the Corporate Trust Office of the Property Trustee, 38 Fountain Square Plaza, MD10AT60, Cincinnati, Ohio, 45202, as the principal corporate trust office for such purposes. The Administrative Trustees shall give prompt written notice to the Depositor and to the Securityholders of any change in the location of the Securities Register or any such office or agency.

         Section 509.    Appointment of Paying Agent.

         The Property Trustee shall be the initial Paying Agent, and any co-paying agent chosen by the Property Trustee must be acceptable to the
Administrative Trustees and the Depositor. The Paying Agent shall make Distributions to Securityholders from the Payment Account and shall report the amounts of such Distributions to the Property Trustee and the Administrative Trustees. Any Paying Agent shall have the revocable power to withdraw funds from the Payment Account for the purpose of making the Distributions referred to above. The Administrative Trustees may revoke such power and remove the Paying Agent if such Trustees determine in their sole discretion that the Paying Agent shall have failed to perform its obligations under this Trust Agreement in any material respect. The Paying Agent shall initially be the Property Trustee, and any co paying agent chosen by the Property Trustee must be acceptable to the Administrative Trustees and the Depositor. Any Person acting as Paying Agent shall be permitted to resign as Paying Agent upon thirty (30) days' written notice to the Administrative Trustees, the Property Trustee and the Depositor. In the event that the Property Trustee shall no longer be the Paying Agent or a successor Paying Agent shall resign or its authority to act be revoked, the Administrative Trustees shall appoint a successor (which shall be a bank or trust company) that is acceptable to the Property Trustee and the Depositor to act as Paying Agent. The Administrative Trustees shall cause such successor Paying Agent or any additional Paying Agent appointed by the Administrative Trustees to execute and deliver to the Trustees an instrument in which such successor Paying Agent or additional Paying Agent shall agree with the Trustees that as Paying Agent, such successor Paying Agent or additional Paying Agent shall hold all sums, if any, held by it for payment to the Securityholders in trust for the benefit of the Securityholders entitled thereto until such sums shall be paid to such Securityholders. The Paying Agent shall return all unclaimed funds to the Property Trustee and, upon removal of a Paying Agent, such Paying Agent shall also return all funds in its possession to the Property Trustee. The provisions of Sections 801, 803 and 806 shall apply to the Property Trustee also in its role as Paying Agent, for so long as the Property Trustee shall act as Paying Agent and, to the extent applicable, to any other Paying Agent appointed hereunder. Any reference in this Agreement to the Paying Agent shall include any co paying agent unless the context requires otherwise.

         Section 510.    Ownership of Common Securities by Depositor.

         On the Closing Date, the Depositor shall acquire and retain beneficial and record ownership of the Common Securities. To the fullest extent permitted by law, any attempted transfer of the Common Securities (other than a transfer in connection with a merger or consolidation of the Depositor into another corporation pursuant to Section 12.1 of the Indenture) shall be void. The Administrative Trustees shall cause each Common Securities Certificate issued to the Depositor to contain a legend stating "THIS CERTIFICATE IS NOT TRANSFERABLE EXCEPT IN COMPLIANCE WITH SECTION 510 OF THE TRUST AGREEMENT."

         Section 511.    Preferred Securities Certificates.

                  (a) Upon their original issuance, Preferred Securities Certificates shall be issued in the form of one or more fully registered Global Preferred Securities Certificates which will be deposited with or on behalf of the Clearing Agency and registered in the name of the Clearing Agency's nominee. Unless and until it is exchangeable in whole or in part for the Preferred Securities in definitive form, a global security may not be transferred except as a whole by the Clearing Agency to a nominee of the Clearing Agency or by a nominee of the Clearing Agency to the Clearing Agency or another nominee of the Clearing Agency or by the Clearing Agency or any such nominee to a successor of such Clearing Agency or a nominee of such successor.

                  (b) A single Common Securities Certificate representing the Common Securities shall be issued to the Depositor in the form of a definitive Common Securities Certificate.

         Section 512.    Notices to Clearing Agencies.

         To the extent that a notice or other communication to the Holders is required under this Trust Agreement, for so long as Preferred Securities are represented by a Global Preferred Securities Certificate, the Trustees shall give all such notices and communications specified herein to be given to the Clearing Agency, and shall have no obligation to provide notice to the owners of the beneficial interest in the Global Preferred Securities.

         Section 513.    Rights of Securityholders.

                  (a) The legal title to the Trust Property is vested exclusively in the Property Trustee (in its capacity as such) in accordance with
Section 209, and the Securityholders shall not have any right or title therein other than the undivided beneficial interest in the assets of the Trust conferred by their Trust Securities, and they shall have no right to call for any partition or division of property, profits or rights of the Trust except as described below. The Trust Securities shall be personal property giving only the rights specifically set forth therein and in this Trust Agreement. The Trust Securities shall have no preemptive or similar rights. When issued and delivered to Preferred Securityholders against payment of the purchase price therefor, the Preferred Securities shall be fully paid and nonassessable interests in the Trust. The Preferred Securityholders, in their capacities as such, shall be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.

                  (b) For so long as any Preferred Securities remain Outstanding, if, upon a Debenture Event of Default, the Debenture Trustee fails or the holders of not less than twenty-five percent (25%) in principal amount of the outstanding Debentures fail to declare the principal of all of the Debentures to be immediately due and payable, the Holders of at least twenty-five (25%) in Liquidation Amount of the Preferred Securities then Outstanding shall have such right by a notice in writing to the Depositor and the Debenture Trustee; and upon any such declaration such principal amount of and the accrued interest on all of the Debentures shall become immediately due and payable, provided that the payment of principal and interest on such Debentures shall remain subordinated to the extent provided in the Indenture.

                  (c) For so long as any Preferred Securities remain Outstanding, upon a Debenture Event of Default arising from the failure to pay interest or principal on the Debentures, the Holders of any Preferred Securities then Outstanding shall, to the fullest extent permitted by law, have the right to directly institute proceedings for enforcement of payment to such Holders of principal of or interest on the Debentures having a principal amount equal to the Liquidation Amount of the Preferred Securities of such Holders.

                                   ARTICLE VI
                    ACTS OF SECURITYHOLDERS; MEETINGS; VOTING

         Section 601.    Limitations on Voting Rights.

                  (a) Except as provided in this Section 601, in Sections 513, 810 and 1002 and in the Indenture and as otherwise required by law, no Preferred Securityholder shall have any right to vote or in any manner otherwise control the administration, operation and management of the Trust or the obligations of the parties hereto, nor shall anything herein set forth, or contained in the terms of the Trust Securities Certificates, be construed so as to constitute the Securityholders from time to time as partners or members of an association.

                  (b) So long as any Debentures are held by the Property Trustee, the Trustees shall not (i) direct the time, method and place of conducting any proceeding for any remedy available to the Debenture Trustee, or executing any trust or power conferred on the Debenture Trustee with respect to such Debentures; (ii) waive any past default which is waivable under Article VII of the Indenture; (iii) exercise any right to rescind or annul a declaration that the principal of all the Debentures shall be due and payable; or (iv) consent to any amendment, modification or termination of the Indenture or the Debentures, where such consent shall be required, without, in each case, obtaining the prior approval of the Holders of at least a majority in Liquidation Amount of all Outstanding Preferred Securities; provided, however, that where a consent under the Indenture would require the consent of each holder of outstanding Debentures affected thereby, no such consent shall be given by the Property Trustee without the prior written consent of each Preferred Securityholder. The Trustees shall not revoke any action previously authorized or approved by a vote of the Preferred Securityholders, except by a subsequent vote of the Preferred Securityholders. The Property Trustee shall notify each Preferred Securityholder of any notice of default received from the Debenture Trustee with respect to the Debentures. In addition to obtaining the foregoing approvals of the Preferred Securityholders, prior to taking any of the foregoing actions, the Trustees shall, at the expense of the Depositor, obtain an Opinion of Counsel experienced in such matters to the effect that the Trust shall continue to be classified as a grantor trust and not as an association taxable as a corporation for United States federal income tax purposes on account of such action.

                  (c) If any proposed amendment to the Trust Agreement provides for, or the Trustees otherwise propose to effect, (i) any action that would adversely affect in any material respect the powers, preferences or special rights of the Preferred Securities, whether by way of amendment to the Trust Agreement or otherwise; or (ii) the dissolution, winding up or termination of the Trust, other than pursuant to the terms of this Trust Agreement, then the Holders of Outstanding Preferred Securities as a class shall be entitled to vote on such amendment or proposal and such amendment or proposal shall not be effective except with the approval of the Holders of, with respect to matters described in (i) above, at least 66 2/3% in Liquidation Amount of the Outstanding Preferred Securities and with respect to matters described in (ii) above, at least a majority in Liquidation Amount of the Outstanding Preferred Securities. No amendment to this Trust Agreement may be made if, as a result of such amendment, the Trust would cease to be classified as a grantor trust or would be classified as an association taxable as a corporation for United States federal income tax purposes.

         Section 602.    Notice of Meetings.

         Notice of all meetings of the Preferred Securityholders, stating the time, place and purpose of the meeting, shall be given by the Property Trustee pursuant to Section 1008 to each Preferred Securityholder of record, at his or her registered address, at least fifteen (15) days and not more than ninety (90) days before the meeting. At any such meeting, any business properly before the meeting may be so considered whether or not stated in the notice of the meeting. Any adjourned meeting may be held as adjourned without further notice.

         Section 603.    Meetings of Preferred Securityholders.

                  (a)     No  annual  meeting  of Securityholders is required to
be held. The Administrative Trustees, however, shall call a meeting of Securityholders to vote on any matter in respect of which Preferred Securityholders are entitled to vote upon the written request of the Preferred Securityholders of twenty-five percent (25%) of the Outstanding Preferred Securities (based upon their aggregate Liquidation Amount) and the Administrative Trustees or the Property Trustee may, at any time in their discretion, call a meeting of Preferred Securityholders to vote on any matters as to which the Preferred Securityholders are entitled to vote.

                  (b) Preferred Securityholders of record of fifty percent (50%) of the Outstanding Preferred Securities (based upon their aggregate Liquidation Amount), present in person or by proxy, shall constitute a quorum at any meeting of Securityholders.

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

         Section 604.    Voting Rights.

         Securityholders shall be entitled to one vote for each dollar value of Liquidation Amount represented by their Trust Securities (with any fractional multiple thereof rounded up or down as the case may be to the closest integral multiple) in respect of any matter as to which such Securityholders are entitled to vote (and such dollar value shall be $25 per Preferred Security until such time, if any, as the Liquidation Amount is changed as provided herein).

         Section 605.    Proxies, etc.

         At any meeting of Securityholders, any Securityholder entitled to vote thereat may vote by proxy, provided that no proxy shall be voted at any meeting unless it shall have been placed on file with the Administrative Trustees, or with such other officer or agent of the Trust as the Administrative Trustees may direct, for verification prior to the time at which such vote shall be taken. Only Holders shall be entitled to vote. When Trust Securities are held jointly by several persons, any one of them may vote at any meeting in person or by proxy in respect of such Trust Securities, but if more than one of them shall be present at such meeting in person or by proxy, and such joint owners or their proxies so present disagree as to any vote to be cast, such vote shall not be received in respect of such Trust Securities. A proxy purporting to be executed by or on behalf of a Securityholder shall be deemed valid unless challenged at or prior to its exercise, and, the burden of proving invalidity shall rest on the challenger. No proxy shall be valid more than three years after its date of execution.

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

         Section 607.    Record Date for Voting and Other Purposes.

         For the purposes of determining the Securityholders who are entitled to notice of and to vote at any meeting or by written consent, or to participate in any Distribution on the Trust Securities in respect of which a record date is not otherwise provided for in this Trust Agreement, or for the purpose of any other action, the Administrative Trustees or the Property Trustee may from time to time fix a date, not more than 90 days prior to the date of any meeting of Securityholders or the payment of Distribution or other action, as the case may be, as a record date for the determination of the identity of the Securityholders of record for such purposes.

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

                  (e) Without limiting the foregoing, a Securityholder entitled hereunder to take any action hereunder with regard to any particular Trust Security may do so with regard to all or any part of the Liquidation Amount of such Trust Security or by one or more duly appointed agents, each of which may do so pursuant to such appointment with regard to all or any part of such Liquidation Amount.

                  (f) A Securityholder may institute a legal proceeding directly against the Depositor under the Guarantee to enforce its rights under the Guarantee without first instituting a legal proceeding against the Guarantee Trustee (as defined in the Guarantee), the Trust or any Person.

         Section 609.    Inspection of Records.

         Upon reasonable notice to the Administrative Trustees and the Property Trustee, the records of the Trust shall be open to inspection at the principal executive office of the Trust (as indicated in Section 202) by Holders of the Trust Securities during normal business hours for any purpose reasonably related to such Securityholder's interest as a Securityholder.

                                   ARTICLE VII
                         REPRESENTATIONS AND WARRANTIES

         Section 701. Representations and Warranties of the Bank and the Property Trustee.

         The Bank and the Property Trustee, each severally on behalf of and as to itself, as of the date hereof, and each successor Property Trustee at the time of the successor Property Trustee's acceptance of its appointment as Property Trustee hereunder (the term "Bank" being used to refer to such
                                           ----
successor Property Trustee in its separate corporate capacity) hereby represents and warrants (as applicable) for the benefit of the Depositor and the Securityholders that:

                  (a) the Bank is a national banking association duly organized, validly existing and in good standing under the laws of the United States of America;

                  (b) the Bank has full corporate power, authority and legal right to execute, deliver and perform its obligations under this Trust Agreement and has taken all necessary action to authorize the execution, delivery and performance by it of this Trust Agreement;

                  (c) this Trust Agreement has been duly authorized, executed and delivered by the Property Trustee and constitutes the valid and legally binding agreement of the Property Trustee enforceable against it in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles;

                  (d) the execution, delivery and performance by the Property Trustee of this Trust Agreement has been duly authorized by all necessary corporate or other action on the part of the Property Trustee and does not require any approval of stockholders of the Bank, and such execution, delivery and performance shall not (i) violate the Bank's charter or by laws;
(ii) violate any provision of, or constitute, with or without notice or lapse of time, a default under, or result in the creation or imposition of, any Lien on any properties included in the Trust Property pursuant to the provisions of, any indenture, mortgage, credit agreement, license or other agreement or instrument to which the Property Trustee or the Bank is a party or by which it is bound; or
(iii) violate any law, governmental rule or regulation of the United States or the State of Ohio, as the case may be, governing the banking or trust powers of the Bank or the Property Trustee (as appropriate in context) or any order, judgment or decree applicable to the Property Trustee or the Bank;

                  (e) neither the authorization, execution or delivery by the Property Trustee of this Trust Agreement nor the consummation of any of the transactions by the Property Trustee contemplated herein or therein requires the consent or approval of, the giving of notice to, the registration with or the taking of any other action with respect to any governmental authority or agency under any existing federal law governing the banking or trust powers of the Bank or the Property Trustee, as the case may be, under the laws of the United States or the State of Ohio;

                  (f) there are no proceedings pending or, to the best of the Property Trustee's knowledge, threatened against or affecting the Bank or the Property Trustee in any court or before any governmental authority, agency or arbitration board or tribunal which, individually or in the aggregate, would materially and adversely affect the Trust or would question the right, power and authority of the Property Trustee to enter into or perform its obligations as one of the Trustees under this Trust Agreement; and

                  (g) the Property Trustee is a Person eligible pursuant to the Trust Indenture Act to act as such and has (or the obligations of which are guaranteed by an entity having) a combined capital and surplus of at least $50,000,000.

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

                  (d) the execution, delivery and performance by the Delaware Trustee of this Trust Agreement has been duly authorized by all necessary corporate or other action on the part of the Delaware Trustee and does not require any approval of stockholders of the Delaware Bank, and such execution, delivery and performance shall not (i) violate the Delaware Bank's charter or by laws; (ii) violate any provision of, or constitute, with or without notice or lapse of time, a default under, or result in the creation or imposition of, any Lien on any properties included in the Trust Property pursuant to the provisions of, any indenture, mortgage, credit agreement, license or other agreement or instrument to which the Delaware Bank or the Delaware Trustee is a party or by which it is bound; or (iii) violate any law, governmental rule or regulation of the United States or the State of Delaware, as the case may be, governing the banking or trust powers of the Delaware Bank or the Delaware Trustee (as appropriate in context) or any order, judgment or decree applicable to the Delaware Bank or the Delaware Trustee;

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

         Section 703.    Representations and Warranties of the Depositor.

         The Depositor hereby represents and warrants for the benefit of the Securityholders that:

                  (a) the Trust Securities Certificates issued on the Closing Date or the Option Closing Date, if applicable, on behalf of the Trust have been duly authorized and shall have been duly and validly executed, issued and delivered by the Administrative Trustees pursuant to the terms and provisions of, and in accordance with the requirements of, this Trust Agreement, and the Securityholders shall be, as of such date, entitled to the benefits of this Trust Agreement; and

                  (b) there are no taxes, fees or other governmental charges payable by the Trust (or the Trustees on behalf of the Trust) under the laws of the State of Delaware or any political subdivision thereof in connection with the execution, delivery and performance by the Bank, the Property Trustee or the Delaware Trustee, as the case may be, of this Trust Agreement.

                                  ARTICLE VIII
                                    TRUSTEES

         Section 801.    Certain Duties and Responsibilities.

                  (a) The duties and responsibilities of the Trustees shall be as provided by this Trust Agreement and, in the case of the Property Trustee, by the Trust Indenture Act. Notwithstanding the foregoing, no provision of this Trust Agreement shall require the Trustees to expend or risk their own funds or otherwise incur any financial liability in the performance of any of their duties hereunder, or in the exercise of any of their rights or powers, if they shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it. No Administrative Trustee nor the Delaware Trustee shall be liable for its act or omissions hereunder except as a result of its own gross negligence or willful misconduct. The Property Trustee's liability shall be determined under the Trust Indenture Act. Whether or not therein expressly so provided, every provision of this Trust Agreement relating to the conduct or affecting the liability of or affording protection to the Trustees shall be subject to the provisions of this Section 801. To the extent that, at law or in equity, the Delaware Trustee or an Administrative Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or to the Securityholders, the Delaware Trustee or such Administrative Trustee shall not be liable to the Trust or to any Securityholder for such Trustee's good faith reliance on the provisions of this Trust Agreement. The provisions of this Trust Agreement, to the extent that they restrict the duties and liabilities of the Delaware Trustee or the Administrative Trustees otherwise existing at law or in equity, are agreed by the Depositor and the Securityholders to replace such other duties and liabilities of the Delaware Trustee or the Administrative Trustees, as the case may be.

                  (b) All payments made by the Property Trustee or a Paying Agent in respect of the Trust Securities shall be made only from the revenue and proceeds from the Trust Property and only to the extent that there shall be sufficient revenue or proceeds from the Trust Property to enable the Property Trustee or a Paying Agent to make payments in accordance with the terms hereof. With respect to the relationship of each Securityholder and the Trustees, each Securityholder, by its acceptance of a Trust Security, agrees that it shall look solely to the revenue and proceeds from the Trust Property to the extent legally available for distribution to it as herein provided and that the Trustees are not personally liable to it for any amount distributable in respect of any Trust Security or for any other liability in respect of any Trust Security. This
Section 801(b) does not limit the liability of the Trustees expressly set forth elsewhere in this Trust Agreement or, in the case of the Property Trustee, in the Trust Indenture Act.

                  (c) No provision of this Trust Agreement shall be construed to relieve the Property Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) the Property Trustee shall not be liable for any error of judgment made in good faith by an authorized officer of the Property Trustee, unless it shall be proved that the Property Trustee was negligent in ascertaining the pertinent facts;

                 (ii) the Property Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of not less than a majority in Liquidation Amount of the Trust Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Property Trustee, or exercising any trust or power conferred upon the Property Trustee under this Trust Agreement;

                (iii) the Property Trustee's sole duty with respect to the custody, safe keeping and physical preservation of the Debentures and the Payment Account shall be to deal with such property in a similar manner as the Property Trustee deals with similar property for its own account, subject to the protections and limitations on liability afforded to the Property Trustee under this Trust Agreement and the Trust Indenture Act;

                 (iv) the Property Trustee shall not be liable for any interest on any money received by it except as it may otherwise agree with the Depositor and money held by the Property Trustee need not be segregated from other funds held by it except in relation to the Payment Account maintained by the Property Trustee pursuant to Section 301 and except to the extent otherwise required by law; and

                  (v) the Property Trustee shall not be responsible for monitoring the compliance by the Administrative Trustees or the Depositor with their respective duties under this Trust Agreement, nor shall the Property Trustee be liable for the negligence, default or misconduct of the Administrative Trustees or the Depositor.

         Section 802.    Certain Notices.

                  (a) Within five (5) Business Days after the occurrence of any Event of Default actually known to the Property Trustee, the Property
Trustee shall transmit, in the manner and to the extent provided in Section 1008, notice of such Event of Default to the Securityholders, the Administrative Trustees and the Depositor, unless such Event of Default shall have been cured or waived. For purposes of this Section 802 the term "Event of Default" means
                                                         ----------------
any event that is, or after notice or lapse of time or both would become, an Event of Default.

                  (b) The Administrative Trustees shall transmit to the Securityholders, in the manner and to the extent provided in Section 1008, notice of the Depositor's election to begin or further extend an Extension
Period on the Debentures (unless such election shall have been revoked) and of any election by the Depositor to accelerate the Maturity Date of the Debentures within the time specified for transmitting such notice to the holders of the Debentures pursuant to the Indenture as originally executed.

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

                  (b) if (i) in performing its duties under this Trust Agreement the Property Trustee is required to decide between alternative courses of action; or (ii) in construing any of the provisions of this Trust Agreement the Property Trustee finds the same ambiguous or inconsistent with other provisions contained herein; or (iii) the Property Trustee is unsure of the application of any provision of this Trust Agreement, then, except as to any matter as to which the Preferred Securityholders are entitled to vote under the terms of this Trust Agreement, the Property Trustee shall deliver a notice to the Depositor requesting written instructions of the Depositor as to the course of action to be taken, and the Property Trustee shall take such action, or refrain from taking such action, as the Property Trustee shall be instructed in writing to take, or to refrain from taking, by the Depositor; provided, however, that if the Property Trustee does not receive such instructions of the Depositor within ten (10) Business Days after it has delivered such notice, or such reasonably shorter period of time set forth in such notice (which to the extent practicable shall not be less than two (2) Business Days), it may, but shall be under no duty to, take or refrain from taking such action not inconsistent with this Trust Agreement as it shall deem advisable and in the best interests of the Securityholders, in which event the Property Trustee shall have no liability except for its own bad faith, negligence or willful misconduct;

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

                  (e) the Property Trustee shall have no duty to see to any recording, filing or registration of any instrument (including any financing or continuation statement or, except as provided in Section 405, any filing under tax or securities laws) or any rerecording, refiling or reregistration thereof;

                  (f) the Property Trustee may consult with counsel of its choice (which counsel may be counsel to the Depositor or any of its Affiliates), and the advice of such counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon and, in accordance with such advice, such counsel may be counsel to the Depositor or any of its Affiliates, and may include any of its employees; the Property Trustee shall have the right at any time to seek instructions concerning the administration of this Trust Agreement from any court of competent jurisdiction;

                  (g) the Property Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Trust Agreement at the request or direction of any of the Securityholders pursuant to this Trust Agreement, unless such Securityholders shall have offered to the Property Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction; nothing contained herein shall, however, relieve the Property Trustee of the obligation, upon the occurrence of any Event of Default (that has not been waived) to exercise such of the rights and powers vested in it by the Trust Agreement, and to use the same degree of care and skill in their exercise as a prudent man would exercise or use under the circumstances in the conduct of his own affairs;

                  (h) the Property Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond, debenture, note or other evidence of indebtedness or other paper or document, unless requested in writing to do so by the Holders of not less than a majority in Liquidation Amount of the Outstanding Preferred Securities, but the Property Trustee may make such further inquiry or investigation into such facts or matters as it may see fit;

                  (i) the Property Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through its agents or attorneys, provided that the Property Trustee shall be responsible for its own negligence or recklessness with respect to selection of any agent or attorney appointed by it hereunder;

                  (j) whenever in the administration of this Trust Agreement the Property Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Property Trustee (i) may request instructions from the Holders of the Trust Securities which instructions may only be given by the Holders of the same proportion in Liquidation Amount of the Trust Securities as would be entitled to direct the Property Trustee under the terms of the Trust Securities in respect of such remedy, right or action; (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received; and (iii) shall be protected in acting in accordance with such instructions; and

                  (k) except as otherwise expressly provided by this Trust Agreement, the Property Trustee shall not be under any obligation to take any action that is discretionary under the provisions of this Trust Agreement. No provision of this Trust Agreement shall be deemed to impose any duty or obligation on the Property Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal, or in which the Property Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts, or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Property Trustee shall be construed to be a duty.

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

         Section 805.    May Hold Securities.

         Any Trustee or any other agent of any Trustee or the Trust, in its individual or any other capacity, may become the owner or pledgee of Trust Securities and, subject to Sections 808 and 813 and except as provided in the definition of the term "Outstanding" in Article I, may otherwise deal with the
                         -----------
Trust with the same rights it would have if it were not a Trustee or such other agent.

         Section 806.    Compensation; Indemnity; Fees.

         The Depositor agrees:

                  (a) to pay to the Trustees from time to time reasonable compensation for all services rendered by them hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

                  (b) except as otherwise expressly provided herein, to reimburse the Trustees upon request for all reasonable expenses, disbursements and advances incurred or made by the Trustees in accordance with any provision of this Trust Agreement (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to such Trustee's negligence, bad faith or willful misconduct (or, in the case of the Administrative Trustees or the Delaware Trustee, any such expense, disbursement or advance as may be attributable to its, his or her gross negligence, bad faith or willful misconduct); and

                  (c) to indemnify each of the Trustees or any predecessor Trustee for, and to hold the Trustees harmless against, any loss, damage, claims, liability, penalty or expense of any kind or nature whatsoever, arising out of or in connection with the acceptance or administration of this Trust Agreement, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder, except any such expense, disbursement or advance as may be attributable to such Trustee's negligence, bad faith or willful misconduct (or, in the case of the Administrative Trustees or the Delaware Trustee, any such expense, disbursement or advance as may be attributable to its, his or her gross negligence, bad faith or willful misconduct).

         No Trustee may claim any Lien or charge on Trust Property as a result of any amount due pursuant to this Section 806.

         Section 807. Corporate Property Trustee Required; Eligibility of Trustees.

                  (a) There shall at all times be a Property Trustee hereunder with respect to the Trust Securities. The Property Trustee shall be a Person that is eligible pursuant to the Trust Indenture Act to act as such and has (or the obligations of which are guaranteed by an entity having) a combined capital and surplus of at least $50,000,000. If any such Person publishes reports of condition at least annually, pursuant to law or to the requirements of its supervising or examining authority, then for the purposes of this Section 807, the combined capital and surplus of such Person shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Property Trustee with respect to the Trust Securities shall cease to be eligible in accordance with the provisions of this
Section 807, it shall resign immediately in the manner and with the effect hereinafter specified in this Article VIII.

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

         Section 809.    Co-Trustees and Separate Trustee.

                  (a) Unless a Debenture Event of Default shall have occurred and be continuing, at any time or times, for the purpose of meeting the legal requirements of the Trust Indenture Act or of any jurisdiction in which any part of the Trust Property may at the time be located, the Depositor shall have power to appoint, and upon the written request of the Property Trustee, the Depositor shall for such purpose join with the Property Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to appoint, one or more Persons approved by the Property Trustee either to act as co-trustee, jointly with the Property Trustee, of all or any part of such Trust Property, or to the extent required by law to act as separate trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or Persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section 809. If the Depositor does not join in such appointment within 15 days after the receipt by it of a request so to do, or in case a Debenture Event of Default has occurred and is continuing, the Property Trustee alone shall have power to make such appointment.  Any co-trustee  or  separate  trustee  appointed  pursuant to this
Section 809 shall either be (i) a natural person who is at least 21 years of age and a resident of the United States; or (ii) a legal entity with its principal place of business in the United States that shall act through one or more persons authorized to bind such entity.

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

                  (c) Every co-trustee or separate trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms, namely:

                  (i) The Trust Securities shall be executed and delivered all rights, powers, duties and obligations hereunder in respect of the custody of securities, cash and other personal property held by, or required to be deposited or pledged with, the Trustees specified hereunder, shall be exercised, solely by such Trustees and not by such co-trustee or separate trustee.

                   (ii) The rights, powers, duties and obligations hereby conferred or imposed upon the Property Trustee in respect of any property covered by such appointment shall be conferred or imposed upon and exercised or performed by the Property Trustee or by the Property Trustee and such co-trustee or separate trustee jointly, as shall be provided in the instrument appointing such co-trustee or separate trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Property Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such co-trustee or separate trustee.

                  (iii) The Property Trustee at any time, by an instrument in writing executed by it, with the written concurrence of the Depositor, may accept the resignation of or remove any co-trustee or separate trustee appointed under this Section 809, and, in case a Debenture Event of Default has occurred and is continuing, the Property Trustee shall have the power to accept the resignation of, or remove, any such co-trustee or separate trustee without the concurrence of the Depositor. Upon the written request of the Property Trustee, the Depositor shall join with the Property Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any co-trustee or separate trustee so resigned or removed may be appointed in the manner provided in this Section 809.

                   (iv) No co-trustee or separate trustee hereunder shall be personally liable by reason of any act or omission of the Property Trustee or any other trustee hereunder.

                    (v) The Property Trustee shall not be liable by reason of any act of a co-trustee or separate trustee.

                   (vi) Any Act of Holders delivered to the Property Trustee shall be deemed to have been delivered to each such co-trustee and separate trustee.

         Section 810.    Resignation and Removal; Appointment of Successor.

                  (a) No resignation or removal of any Trustee (the "Relevant Trustee") and no appointment of a successor Trustee pursuant to this
 ----------------
Article VIII shall become effective until the acceptance of appointment by the successor Trustee in accordance with the applicable requirements of Section 811.

                  (b) Subject to the immediately preceding paragraph, the Relevant Trustee may resign at any time with respect to the Trust Securities by giving written notice thereof to the Securityholders. If the instrument of acceptance by the successor Trustee required by Section 811 shall not have been delivered to the Relevant Trustee within thirty (30) days after the giving of such notice of resignation, the Relevant Trustee may petition, at the expense of the Depositor, any court of competent jurisdiction for the appointment of a successor Relevant Trustee with respect to the Trust Securities.

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

         Section 814.    Reports by Property Trustee.

                  (a) The Property Trustee shall transmit to the Securityholders such reports concerning the Property Trustee, its actions under this Trust Agreement and the property and funds in its possession in its capacity as the Property Trustee as may be required pursuant to the Trust Indenture Act at the times and in the manner provided pursuant thereto.

                  (b) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Property Trustee with the Nasdaq National Market or each national securities exchange or other organization upon which the Trust Securities are listed, and also with the Commission and the Depositor.

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

         Section 817.    Number of Trustees.

                  (a) The number of Trustees shall be five, provided that the Common Securityholder by written instrument may increase or decrease the number of Administrative Trustees. The Property Trustee and the Delaware Trustee may be the same Person.

                  (b) If an Administrative Trustee ceases to hold office for any reason and the number of Administrative Trustees is not reduced pursuant to
Section 817(a), or if the number of Trustees is increased pursuant to Section 817(a), a vacancy shall occur. The vacancy shall be filled with a Trustee appointed in accordance with Section 810.

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

                                   ARTICLE IX
                       TERMINATION, LIQUIDATION AND MERGER

         Section 901.    Termination Upon Expiration Date.

         Unless earlier dissolved, the Trust shall automatically dissolve on June 30, 2033 (the "Expiration Date"), subject to distribution of the Trust
                     ----------------
Property in accordance with Section 904.

         Section 902.    Early Termination.

         The  first  to  occur  of any  of the  following  events  is an  "Early
                                                                           -----
Termination Event:"
-----------------
                  (a) the occurrence of a Bankruptcy Event in respect of, or the dissolution or liquidation of, the Depositor;

                  (b) delivery of written direction to the Property Trustee by the Depositor at any time (which direction is wholly optional and within the discretion of the Depositor, subject to Depositor having received prior approval of the Board of Governors of the Federal Reserve System if so required under applicable guidelines, policies or regulations thereof) to dissolve the Trust and distribute the Debentures to Securityholders in exchange for the Preferred Securities in accordance with Section 904;

                  (c) the redemption of all of the Preferred Securities in connection with the redemption of all of the Debentures (whether upon a Debenture Redemption Date or the maturity of the Debentures); and

                  (d) an order for dissolution of the Trust shall have been entered by a court of competent jurisdiction.

         Section 903.    Termination.

         The respective obligations and responsibilities of the Trustees and the Trust created and continued hereby shall terminate upon the latest to occur of the following: (a) the distribution by the Property Trustee to Securityholders upon the liquidation of the Trust pursuant to Section 904, or upon the redemption of all of the Trust Securities pursuant to Section 402, of all amounts required to be distributed hereunder upon the final payment of the Trust Securities; (b) the payment of any expenses owed by the Trust; (c) the discharge of all administrative duties of the Administrative Trustees, including the performance of any tax reporting obligations with respect to the Trust or the Securityholders; and (d) the filing of a Certificate of Cancellation by an Administrative Trustee under the Delaware Business Trust Act.

         Section 904. Liquidation.

                  (a)     If  an  Early  Termination  Event  specified in clause
(a), (b), or (d) of Section 902 occurs or upon the Expiration Date, the Trust shall be liquidated by the Trustees as expeditiously as the Trustees determine to be practicable by distributing, after satisfaction of liabilities to creditors of the Trust as provided by applicable law, to each Securityholder a Like Amount of Debentures, subject to Section 904(d). Notice of liquidation shall be given by the Property Trustee by first-class mail, postage prepaid, mailed not later than thirty (30) nor more than sixty (60) days prior to the Liquidation Date to each Holder of Trust Securities at such Holder's address appearing in the Securities Register. All notices of liquidation shall:

                  (i)    state the Liquidation Date;

                  ii) state that from and after the Liquidation Date, the Trust Securities shall no longer be deemed to be Outstanding and any Trust Securities Certificates not surrendered for exchange shall be deemed to represent a Like Amount of Debentures; and

                 (iii) provide such information with respect to the mechanics by which Holders may exchange Trust Securities Certificates for Debentures, or, if Section 904(d) applies, receive a Liquidation Distribution, as the Administrative Trustees or the Property Trustee shall deem appropriate.

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

                  (c) Except where Section 902(c) or 904(d) applies, after the Liquidation Date, (i) the Trust Securities shall no longer be deemed to be Outstanding; (ii) certificates representing a Like Amount of Debentures shall be issued to holders of Trust Securities Certificates upon surrender of such certificates to the Administrative Trustees or their agent for exchange; (iii) the Depositor shall use its reasonable efforts to have the Debentures included in the Nasdaq National Market or on such other securities exchange or other organization as the Preferred Securities are then listed or traded; (iv) any Trust Securities Certificates not so surrendered for exchange shall be deemed to represent a Like Amount of Debentures, accruing interest at the rate provided for in the Debentures from the last Distribution Date on which a Distribution was made on such Trust Securities Certificates until such certificates are so surrendered (and until such certificates are so surrendered, no payments of interest or principal shall be made to holders of Trust Securities Certificates with respect to such Debentures); and (v) all rights of Securityholders holding Trust Securities shall cease, except the right of such Securityholders to receive Debentures upon surrender of Trust Securities Certificates.

                  (d) In the event that, notwithstanding the other provisions of this Section 904, whether because of an order for dissolution entered by a court of competent jurisdiction or otherwise, distribution of the Debentures in the manner provided herein is determined by the Property Trustee not to be practical, the Trust Property shall be liquidated, and the Trust shall be dissolved, wound up or terminated, by the Property Trustee in such manner as the Property Trustee determines. In such event, on the date of the dissolution, winding up or other termination of the Trust, Securityholders shall be entitled to receive out of the assets of the Trust available for distribution to Securityholders, after satisfaction of liabilities to creditors of the Trust as provided by applicable law, an amount equal to the Liquidation Amount per Trust Security plus accumulated and unpaid Distributions thereon to the date of payment (such amount being the "Liquidation Distribution"). If, upon any such
                                 -------------------------
dissolution, winding up or termination, the Liquidation Distribution can be paid only in part because the Trust has insufficient assets available to pay in full the aggregate Liquidation Distribution, then, subject to the next succeeding sentence, the amounts payable by the Trust on the Trust Securities shall be paid on a pro rata basis (based upon Liquidation Amounts, subject to Section 407). The Common Securityholder shall be entitled to receive Liquidation Distributions upon any such dissolution, winding up or termination pro rata (determined as aforesaid) with Preferred Securityholders, except that, if a Debenture Event of Default has occurred and is continuing, the Preferred Securities shall have a priority over the Common Securities.

         Section 905. Mergers, Consolidations, Amalgamations or Replacements of the Trust.

         The Trust may not merge with or into, consolidate, amalgamate, or be replaced by, or convey, transfer or lease its properties and assets substantially as an entirety to any corporation or other Person, except pursuant to this Section 905. At the request of the Depositor, with the consent of the Administrative Trustees and without the consent of the Preferred Securityholders, the Property Trustee or the Delaware Trustee, the Trust may merge with or into, consolidate, amalgamate, be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to a trust organized as such under the laws of any state; provided, that (i) such successor entity either (a) expressly assumes all of the obligations of the Trust with respect to the Preferred Securities, or (b) substitutes for the Preferred Securities other securities having substantially the same terms as the Preferred Securities (the "Successor Securities") so long as the Successor Securities rank
                 --------------------
the same as the Preferred Securities rank in priority with respect to distributions and payments upon liquidation, redemption and otherwise; (ii) the Depositor expressly appoints a trustee of such successor entity possessing substantially the same powers and duties as the Property Trustee as the holder of the Debentures; (iii) the Successor Securities are listed or traded, or any Successor Securities shall be listed or traded upon notification of issuance, on any national securities exchange or other organization on which the Preferred Securities are then listed, if any; (iv) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the Preferred Securityholders (including any Successor Securities) in any material respect; (v) such successor entity has a purpose substantially identical to that of the Trust; (vi) prior to such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, the Depositor has received an Opinion of Counsel to the effect that (a) such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease does not adversely affect the rights, preferences and privileges of the Preferred Securityholders (including any Successor Securities) in any material respect, and (b) following such merger, consolidation, amalgamation, replacement, conveyance, transfer or lease, neither the Trust nor such successor entity shall be required to register as an "investment company" under the Investment Company Act; and (vii) the Depositor owns all of the Common Securities of such successor entity and guarantees the obligations of such successor entity under the Successor Securities at least to the extent provided by the Guarantee, the Debentures, this Trust Agreement and the Expense Agreement. For purposes of this Section 905, any such consolidation, merger, sale, conveyance, transfer or other disposition as a result of which (a) the Company is not the surviving Person, and (b) the same Person is not both (i) the primary obligor in respect of the Debentures and (ii) the Guarantor under that certain Preferred Securities Guarantee Agreement of even date herewith (the "Guarantee") between the Company and Fifth Third Bank, shall be deemed to
 ---------
constitute a replacement of the Trust by a successor entity; provided further, that, notwithstanding the foregoing, in the event that upon the consummation of such a consolidation, merger, sale, conveyance, transfer or other disposition, the parent company (if any) of the Company, or its successor, is a bank holding company or financial holding company or comparably regulated financial institution, such parent company shall guarantee the obligations of the Trust (and any successor thereto) under the Preferred Securities (including any Successor Securities) at least to the extent provided by the Guarantee, the Debentures, the Trust Agreement and the Expense Agreement. Notwithstanding the foregoing, the Trust shall not, except with the consent of the Holders of 100% in Liquidation Amount of the Preferred Securities, consolidate, amalgamate, merge with or into, or be replaced by or convey, transfer or lease its properties and assets substantially as an entirety to any other Person or permit any other Person to consolidate, amalgamate, merge with or into, or replace it if such consolidation, amalgamation, merger or replacement would cause the Trust or the successor entity to be classified as other than a grantor trust for United States federal income tax purposes.

                                    ARTICLE X
                            MISCELLANEOUS PROVISIONS

         Section 1001.   Limitation of Rights of Securityholders.

         The death or incapacity of any Person having an interest, beneficial or otherwise, in Trust Securities shall not operate to terminate this Trust Agreement, nor entitle the legal representatives or heirs of such Person or any Securityholder for such Person, to claim an accounting, take any action or bring any proceeding in any court for a partition or winding up of the arrangements contemplated hereby, nor otherwise affect the rights, obligations and liabilities of the parties hereto or any of them.

         Section 1002.   Amendment.

                  (a)     This  Trust Agreement may be amended from time to time
by the Trustees and the Depositor,  without the consent of any  Securityholders,
(i) as provided in Section 811 with respect to acceptance of appointment by a successor Trustee; (ii) to cure any ambiguity, correct or supplement any provision herein or therein which may be inconsistent with any other provision herein or therein, or to make any other provisions with respect to matters or questions arising under this Trust Agreement, that shall not be inconsistent with the other provisions of this Trust Agreement; (iii) to modify, eliminate or add to any provisions of this Trust Agreement to such extent as shall be necessary to ensure that the Trust shall be classified for United States federal income tax purposes as a grantor trust at all times that any Trust Securities are Outstanding or to ensure that the Trust shall not be required to register as an "investment company" under the Investment Company Act; or (iv) to reduce or increase the Liquidation Amount per Trust Security and simultaneously to increase or decrease correspondingly the number of Trust Securities issued and Outstanding solely for the purpose of maintaining the eligibility of the
Preferred Securities for quotation or listing on any national securities exchange or other organization on which the Preferred Securities are then included, quoted or listed (including, if applicable, the Nasdaq National Market); provided, however, that in the case of clause (ii), such action shall not adversely affect in any material respect the interests of any Securityholder; and provided further, that in the case of clause (iv), the aggregate Liquidation Amount of the Trust Securities Outstanding upon completion of any such reduction must be the same as the aggregate Liquidation Amount of the Trust Securities Outstanding immediately prior to such reduction or increase. Any amendments of this Trust Agreement shall become effective when notice thereof is given to the Securityholders or, in the case of an amendment pursuant to clause (iv), as of the date specified in the notice.

                  (b) Except as provided in Section 601(c) or Section 1002(c) hereof, any provision of this Trust Agreement may be amended by the Trustees and the Depositor (i) with the consent of the Securityholders representing not less than a majority (based upon Liquidation Amounts) of the Trust Securities then Outstanding; and (ii) upon receipt by the Trustees of an Opinion of Counsel to the effect that such amendment or the exercise of any power granted to the Trustees in accordance with such amendment shall not affect the Trust's status as a grantor trust for United States federal income tax purposes or the Trust's exemption from status of an "investment company" under the Investment Company Act.

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

         Section 1004.   Governing Law.

         THIS TRUST AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF EACH OF THE SECURITYHOLDERS, THE TRUST AND THE TRUSTEES WITH RESPECT TO THIS TRUST AGREEMENT AND THE TRUST SECURITIES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF DELAWARE (WITHOUT REGARD TO ITS CONFLICT OF LAWS PRINCIPLES).

         Section 1005.   Payments Due on Non-Business Day.

         If the date fixed for any payment on any Trust Security shall be a day that is not a Business Day, then such payment need not be made on such date but may be made on the next succeeding day which is a Business Day with the same force and effect as though made on the date fixed for such payment, and no distribution shall accumulate thereon for the period after such date.

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

         Section 1008.   Reports, Notices and Demands.

         Any report, notice, demand or other communication which by any provision of this Trust Agreement is required or permitted to be given or served to or upon any Securityholder or the Depositor may be given or served in writing by deposit thereof, first-class postage prepaid, in the United States mail, hand delivery or facsimile transmission, in each case, addressed, (a) in the case of a Preferred Securityholder, to such Preferred Securityholder as such Securityholder's name and address may appear on the Securities Register; and (b) in the case of the Common Securityholder or the Depositor, to First Banks, Inc., 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042, Attention: Chief Financial Officer, facsimile no.: (314) 592-6621. Any notice to Preferred Securityholders shall also be given to such owners as have, within two years preceding the giving of such notice, filed their names and addresses with the Property Trustee for that purpose. Such notice, demand or other communication to or upon a Securityholder shall be deemed to have been sufficiently given or made, for all purposes, upon hand delivery, mailing or transmission.

         Any notice, demand or other communication which by any provision of this Trust Agreement is required or permitted to be given or served to or upon the Trust, the Property Trustee or the Administrative Trustees shall be given in writing addressed (until another address is published by the Trust) as follows:
(a) with respect to the Property Trustee to Fifth Third Bank, 1209 North Milwaukee Ave., Chicago, IL, 60622, Attention: Ms. Sheetal Shah; (b) with respect to the Delaware Trustee, to Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention:
Corporate Trust Administration; and (c) with respect to the Administrative Trustees, to them at the address above for notices to the Depositor, marked "Attention: Administrative Trustees of First Preferred Capital Trust IV." Such notice, demand or other communication to or upon the Trust or the Property Trustee shall be deemed to have been sufficiently given or made only upon actual receipt of the writing by the Trust or the Property Trustee.

         Section 1009.   Agreement Not to Petition.

         Each of the Trustees and the Depositor agrees for the benefit of the Securityholders that, until at least one year and one day after the Trust has been terminated in accordance with Article IX, they shall not file, or join in the filing of, a petition against the Trust under any bankruptcy, insolvency, reorganization or other similar law (including, without limitation, the United States Bankruptcy Code of 1978, as amended) (collectively, "Bankruptcy Laws") or
                                                            ---------------
otherwise join in the commencement of any proceeding against the Trust under any

Bankruptcy Law. In the event the Depositor or any of the Trustees takes action in violation of this Section 1009, the Property Trustee agrees, for the benefit of Securityholders, that at the expense of the Depositor (which expense shall be paid prior to the filing), it shall file an answer with the bankruptcy court or otherwise properly contest the filing of such petition by the Depositor or such Trustee against the Trust or the commencement of such action and raise the defense that the Depositor or such Trustee has agreed in writing not to take such action and should be stopped and precluded therefrom. The provisions of this Section 1009 shall survive the termination of this Trust Agreement.

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

         Section 1011. Acceptance of Terms of Trust Agreement, Guarantee and Indenture.

         THE RECEIPT AND ACCEPTANCE OF A TRUST SECURITY OR ANY INTEREST THEREIN BY OR ON BEHALF OF A SECURITYHOLDER OR ANY BENEFICIAL OWNER, WITHOUT ANY SIGNATURE OR FURTHER MANIFESTATION OF ASSENT, SHALL CONSTITUTE THE UNCONDITIONAL ACCEPTANCE BY THE SECURITYHOLDER AND ALL OTHERS HAVING A BENEFICIAL INTEREST IN SUCH TRUST SECURITY OF ALL THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT AND AGREEMENT TO THE SUBORDINATION PROVISIONS AND OTHER TERMS OF THE GUARANTEE AND THE INDENTURE, AND SHALL CONSTITUTE THE AGREEMENT OF THE TRUST, SUCH SECURITYHOLDER AND SUCH OTHERS THAT THE TERMS AND PROVISIONS OF THIS TRUST AGREEMENT SHALL BE BINDING, OPERATIVE AND EFFECTIVE AS BETWEEN THE TRUST AND SUCH SECURITYHOLDER AND SUCH OTHERS. WITHOUT LIMITING THE FOREGOING, BY ACCEPTANCE OF A PREFERRED SECURITY, EACH INITIAL AND SUBSEQUENT HOLDER THEREOF SHALL BE DEEMED TO HAVE AGREED TO TREAT, FOR ALL FINANCIAL ACCOUNTING AND UNITED STATES FEDERAL INCOME TAX PURPOSES, THE DEBENTURES AS INDEBTEDNESS OF THE
COMPANY AND THE PREFERRED SECURITIES AS EVIDENCING AN UNDIVIDED BENEFICIAL OWNERSHIP INTEREST IN THE DEBENTURES.

         [The remainder of this page has been left blank intentionally]

                  IN WITNESS WHEREOF, the parties hereto have caused this Amended and Restated Trust Agreement to be duly executed as of the day and year first above written.

                            FIRST BANKS, INC.


                            By:
                               -------------------------------------------------

                            Its:
                                ------------------------------------------------



                            FIFTH THIRD BANK,
                            as Property Trustee


                            By:
                                ------------------------------------------------
                            Its:
                                ------------------------------------------------



                            WILMINGTON TRUST COMPANY,
                            as Delaware Trustee


                            By:
                               -------------------------------------------------
                            Its:
                                ------------------------------------------------



                            ----------------------------------------------------
                            Allen H. Blake, as Administrative Trustee



                            ----------------------------------------------------
                            TERRANCE M. MCCARTHY, as Administrative Trustee



                            ----------------------------------------------------
                             Lisa K. Vansickle, as Administrative Trustee

                                    EXHIBIT A

                              CERTIFICATE OF TRUST
                                       OF
                        FIRST PREFERRED CAPITAL TRUST IV


         THIS CERTIFICATE OF TRUST OF FIRST PREFERRED CAPITAL TRUST IV (the "Trust"), dated as of __________ ___, 2003, is being duly executed and filed by Wilmington Trust Company, a Delaware banking corporation, and ______________, ________________ and __________________, each an individual, as trustees, to form a statutory trust under the Delaware  Statutory Trust Act (12 Delaware Code
Section 3801 et seq.).

1. NAME. The name of the statutory trust formed hereby is First Preferred Capital Trust IV.

2. DELAWARE TRUSTEE. The name and business address of the trustee of the Trust in the State of Delaware is Wilmington Trust Company, Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-0001, Attention:
Corporate Trust Department.

3. EFFECTIVE DATE. This Certificate of Trust shall be effective on ________ ___, 2003.

         IN WITNESS WHEREOF, the undersigned have executed this Certificate of Trust as of the date first above written, in accordance with Section 3811(a) of the Delaware Statutory Trust Act.



                                 WILMINGTON TRUST COMPANY, as Trustee


                                 By:
                                    --------------------------------------------
                                 Name:
                                      ------------------------------------------
                                 Title:
                                       -----------------------------------------


                                 _______________________________________________

                                 _______________________, as Trustee


                                 _______________________________________________

                                 _______________________, as Trustee


                                 _______________________________________________

                                 ________________________, as Trustee

                                    EXHIBIT B

                      THIS CERTIFICATE IS NOT TRANSFERABLE
                            EXCEPT IN COMPLIANCE WITH
                       SECTION 510 OF THE TRUST AGREEMENT

CERTIFICATE NUMBER _________                 NUMBER OF COMMON SECURITIES_______.

                    CERTIFICATE EVIDENCING COMMON SECURITIES
                                       OF
                        FIRST PREFERRED CAPITAL TRUST IV

                                COMMON SECURITIES
                   LIQUIDATION AMOUNT $25 PER COMMON SECURITY

         FIRST PREFERRED CAPITAL TRUST IV, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that FIRST BANKS,
                                    -----
INC.   (the   "Holder")  is  the   registered   owner  of   ____________________
               ------
(___________) common securities of the Trust representing undivided beneficial interests in the assets of the Trust and designated the _____% Common Securities (liquidation amount $25 per Common Security) (the "Common Securities"). In
                                                       ------------------
accordance with Section 510 of the Trust Agreement (as defined below), the Common Securities are not transferable, and any attempted transfer hereof (other than a transfer in compliance with Section 510 of the Trust Agreement) shall be void. The designations, rights, privileges, restrictions, preferences, and other terms and provisions of the Common Securities are set forth in, and this certificate and the Common Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Amended and Restated Trust Agreement of the Trust dated as of _____________ _____, 2003, as the same may be amended from time to time (the "Trust Agreement"), including the
                                             ----------------
designation of the terms of the Common Securities as set forth therein. The Trust shall furnish a copy of the Trust Agreement to the Holder without charge upon written request to the Trust at its principal place of business or registered office.

         Upon receipt of this certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

         IN WITNESS WHEREOF, one of the Administrative Trustees of the Trust has executed this certificate this ____ day of ____________, 2003.



                                FIRST PREFERRED CAPITAL TRUST IV


                                By:
                                    --------------------------------------------
                                     Name:
                                           -------------------------------------
                                     Title:
                                            ------------------------------------

                                    EXHIBIT C

                    AGREEMENT AS TO EXPENSES AND LIABILITIES

         AGREEMENT AS TO EXPENSES AND LIABILITIES  (this  "Agreement")  dated as
                                                           ---------
of_______________ _____, 2003 between FIRST BANKS, INC., a Missouri corporation ("First Banks"), and FIRST PREFERRED CAPITAL TRUST IV, a Delaware statutory
  ------------
trust (the "Trust").
            -----

                                    RECITALS

         WHEREAS,  the Trust intends to issue its common securities (the "Common
                                                                          ------
Securities") to, and  receive ____%  Subordinated  Debentures (the "Debentures")
----------                                                          ----------
from, First Banks and to issue and sell up to 1,600,000 ____% Cumulative Trust Preferred Securities (the "Preferred Securities") with such powers,
                                 --------------------
preferences and special rights and restrictions as are set forth in the Amended and Restated Trust Agreement of the Trust dated as of _______ ___, 2003, as the same may be amended from time to time (the "Trust Agreement");
                                             ---------------
         WHEREAS, First Banks shall directly or indirectly own all of the Common Securities of the Trust and shall issue the Debentures;

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

                                    ARTICLE I

Section 1.1.             Guarantee by First Banks.

         Subject to the terms and conditions hereof, First Banks, including in its capacity as holder of the Common Securities, hereby irrevocably and unconditionally guarantees to each person or entity to whom the Trust is now or hereafter becomes indebted or liable (the "Beneficiaries") the full payment when
                                           -------------
and as due, of any and all Obligations (as hereinafter defined) to such Beneficiaries. As used herein, "Obligations" means any costs, expenses or
                                   -----------
liabilities of the Trust other than obligations of the Trust to pay to the holders of any Preferred Securities or other similar interests in the Trust the amounts due such holders pursuant to the terms of the Preferred Securities or such other similar interests, as the case may be. This Agreement is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

Section 1.2.             Term of Agreement.

         This Agreement shall terminate and be of no further force and effect upon the later of (a) the date on which full payment has been made of all amounts payable to all holders of all the Preferred Securities (whether upon redemption, liquidation, exchange or otherwise); and (b) the date on which there are no Beneficiaries remaining; provided, however, that this Agreement shall continue to be effective or shall be reinstated, as the case may be, if at any time any holder of the Preferred Securities or any Beneficiary must restore payment of any sums paid under the Preferred Securities, under any obligation under the Preferred Securities Guarantee Agreement dated the date hereof by First Banks and Wilmington Trust Company as guarantee trustee, or under this Agreement for any reason whatsoever. This Agreement is continuing, irrevocable, unconditional and absolute.

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

         First Preferred Capital Trust IV
         c/o First Banks, Inc.
         600 James S. McDonnell Boulevard
         Mail Code 014
         Hazelwood, Missouri  63042
         Facsimile No.:  (314) 592-6621
         Attention:  Chief Financial Officer

         First Banks, Inc.
         600 James S. McDonnell Boulevard
         Mail Code 014
         Hazelwood, Missouri  63042
         Facsimile No.:  (314) 592-6621
         Attention:  Chief Financial Officer

Section 2.4.             Governing Law.

         This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Missouri (without regard to conflict of laws principles).

         IN WITNESS WHEREOF, this Agreement is executed as of the day and year first above written.

                                  FIRST BANKS, INC.


                                  By:
                                     -------------------------------------------
                                  Its:
                                      ------------------------------------------


                                  FIRST PREFERRED CAPITAL TRUST IV


                                  By:
                                     -------------------------------------------
                                         Name:
                                              ----------------------------------
                                         Title: Administrative Trustee

                                    EXHIBIT D

Certificate Number                      Number of Preferred Securities ________
       P

                   CERTIFICATE EVIDENCING PREFERRED SECURITIES
                                       OF
                        FIRST PREFERRED CAPITAL TRUST IV

                   ____% CUMULATIVE TRUST PREFERRED SECURITIES
                 (LIQUIDATION AMOUNT $25 PER PREFERRED SECURITY)

                            CUSIP NO. ______________

         FIRST PREFERRED CAPITAL TRUST IV, a statutory trust created under the laws of the State of Delaware (the "Trust"), hereby certifies that
                                            -----
________________  (the  "Holder")  is the  registered  owner of _____  preferred
                         ------
securities of the Trust representing undivided beneficial interests in the assets of the Trust and designated the ____% Cumulative Trust Preferred Securities (Liquidation Amount $25 per Preferred Security) (the "Preferred
                                                                       ---------
Securities"). The Preferred Securities are transferable on the books and records
----------
of the Trust, in person or by a duly authorized attorney, upon surrender of this Certificate duly endorsed and in proper form for transfer as provided in Section 504 of the Trust Agreement (as defined herein). The designations, rights, privileges, restrictions, preferences, and other terms and provisions of the Preferred Securities are set forth in, and this Certificate and the Preferred Securities represented hereby are issued and shall in all respects be subject to the terms and provisions of, the Amended and Restated Trust Agreement of the Trust dated as of _____________ ____, 2003, as the same may be amended from time to time (the "Trust Agreement"), including the designation of the terms of
               ----------------
Preferred Securities as set forth therein. The Holder is entitled to the benefits of the Preferred Securities Guarantee Agreement entered into by First Banks, Inc., a Missouri corporation, and Fifth Third Bank, as guarantee trustee, dated as of ________________ ___, 2003, (the "Guarantee"), to the extent
                                                    ---------
provided therein. The Trust shall furnish a copy of the Trust Agreement and the Guarantee to the Holder without charge upon written request to the Trust at its principal place of business or registered office.

         Upon receipt of this Certificate, the Holder is bound by the Trust Agreement and is entitled to the benefits thereunder.

         Unless the Certificate of Authentication has been manually executed by the Authentication Agent, this Certificate is not valid or effective.

         IN WITNESS WHEREOF, the Administrative Trustees of the Trust have executed this certificate this ______ day of _____________, 2003.

Dated:  _________________, 2003               FIRST PREFERRED CAPITAL TRUST IV


CERTIFICATE OF AUTHENTICATION                 By:-------------------------------
         This is one of the ____%                       Trustee
Cumulative Trust Preferred
Securities referred to in the
within-mentioned Trust Agreement.

FIFTH THIRD BANK,                             By:-------------------------------
as Authentication Agent and Registrar                   Trustee

                                              By:-------------------------------
                                                        Trustee
By:--------------------------------------
            Authorized Signature

                                     LEGEND
                           FOR CERTIFICATES EVIDENCING
                        GLOBAL PREFERRED SECURITIES ONLY:

Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to Issuer or its agent
                                                   ---
for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.

                        [FORM OF REVERSE OF CERTIFICATE]

The Trust will furnish without charge to any registered owner of Preferred Securities who so requests, a copy of the Trust Agreement and the Guarantee. Any such request should be in writing and addressed to First Preferred Capital Trust IV, c/o First Banks, Inc., 600 James S. McDonnell Boulevard, Mail Code 014, Hazelwood, Missouri 63042, Facsimile No.: (314) 592-6621 or to the Registrar named on the face of this Certificate.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM    -as tenants in common     UNIF GIFT MIN ACT  -......Custodian........
                                                         (Cust)          (Minor)
TEN ENT    -as tenants by the                             under Uniform Gifts to
            entireties                                    Minors Act............
                                                                         (State)
JT TEN     -as joint tenants          UNIF TRF MIN ACT  -......Custodian
            with right of                                (until age)............
            survivorship and
            not as tenants in                            ......... Under Uniform
            common                                       (Minor)
                                                         Transfers to Minors
                                                         Act....................
                                                                 (State)
TOD        -transfer on death
            direction in event owner's
            death, to person named on
            face and subject to TOD
            rules referenced


         Additional abbreviations may also be used though not in the above list.

         FOR VALUE RECEIVED, the undersigned hereby sell, assign and transfer unto:
      --------------------------------------------------------------------------
(Please insert Social Security or other identifying number of assignee)

 -------------------------------------------------------------------------------
(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)

--------------------------------------------------------------------------------
Preferred Securities represented by the within Certificate, and do(es) hereby irrevocably constitute and appoint
                                   ---------------------------------------------
attorney to transfer the said Preferred Securities on the books of the within-named Trust with full power of substitution in the premises.

Dated:
      --------------------------------------
Signature:
           ---------------------------------

NOTICE:  THE  SIGNATURE  TO THIS  ASSIGNMENT  MUST  CORRESPOND  WITH THE NAME AS
WRITTEN  UPON  THE  FACE  OF  THE  CERTIFICATE  IN  EVERY  PARTICULAR,   WITHOUT
ALTERNATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.

SIGNATURE(S) GUARANTEED:

--------------------------------------------------------------------------------
THE SIGNATURE(S) SHOULD BE GUARANTEED BY AN ELIGIBLE GUARANTOR INSTITUTION (BANKS, STOCKBROKERS, SAVINGS AND LOAN ASSOCIATIONS AND CREDIT UNIONS WITH MEMBERSHIP IN AN APPROVED MEDALLION SIGNATURE GUARANTEE PROGRAM), PURSUANT TO S.E.C. RULE 17Ad-15.

                                                                  Exhibit 10.24

                         1,600,000 Preferred Securities
                        First Preferred Capital Trust IV

                   8.15% Cumulative Trust Preferred Securities
              (Liquidation Amount of $25.00 per Preferred Security)

                             UNDERWRITING AGREEMENT

                                                                  March 26, 2003

STIFEL, NICOLAUS & COMPANY, INCORPORATED
One Financial Plaza
501 North Broadway, 9th Floor
St. Louis, Missouri 63102

FAHNESTOCK & CO. INC.
125 Broad Street
New York, New York 10004

As Representatives of the Several Underwriters named in Schedule I hereto

Dear Sirs:

                  First Banks, Inc., a Missouri corporation (the "Company"), and
                                                                  -------
its financing subsidiary, First Preferred Capital Trust IV, a Delaware statutory trust (the "Trust," and hereinafter together with the Company, the "Offerors"),
            -----                                                    --------
propose  that the Trust  issue and sell to the  several  underwriters  listed on
Schedule I hereto (the "Underwriters"), pursuant to the terms of this Agreement,
                        ------------
1,600,000 of the Trust's 8.15% Cumulative Trust Preferred Securities, with a liquidation amount of $25.00 per preferred security (the "Preferred Securities"), to be issued under the Trust Agreement (as hereinafter defined), the terms of which are more fully described in the Prospectus (as hereinafter defined). The aforementioned 1,600,000 Preferred Securities to be sold to the Underwriters are herein called the "Firm Preferred Securities." Solely for the
                                    --------------------------
purpose of covering over-allotments in the sale of the Firm Preferred Securities, the Offerors further propose that the Trust issue and sell to the Underwriters, at their option, up to an additional 240,000 Preferred Securities (the "Option Preferred Securities") upon exercise of the over-allotment option
      ----------------------------
granted in Section 1 hereof. The Firm Preferred Securities and any Option Preferred Securities are herein collectively referred to as the "Designated Preferred Securities." Stifel, Nicolaus & Company, Incorporated and Fahnestock & Co. Inc. are acting jointly as representatives of the Underwriters and in such capacity are sometimes herein referred to as the "Representatives."

                  The Offerors hereby confirm as follows their agreement with each of the Underwriters in connection with the proposed purchase of the Designated Preferred Securities.

         1.       Sale,   Purchase   and   Delivery   of   Designated  Preferred
                  --------------------------------------------------------------
Securities; Description of Designated Preferred Securities.
----------------------------------------------------------

                  (a) On the basis of the representations, warranties and agreements herein contained, and subject to the terms and conditions herein set forth, the Offerors hereby agree that the Trust shall issue and sell to each of the Underwriters and each of the Underwriters agrees, severally and not jointly, to purchase from the Trust, at a purchase price of $25.00 per share (the "Purchase Price"), the respective number of Firm Preferred Securities set forth
 --------------
opposite the name of such Underwriter in Schedule I hereto. Because the proceeds from the sale of the Firm Preferred Securities will be used to purchase from the Company its Debentures (as hereinafter defined and as described in the Prospectus), the Company shall pay to each Underwriter a commission of $0.8125 per Firm Preferred Security purchased (the "Firm Preferred Securities
                                                    ----------------------------
Commission").  The Representatives may by notice to the Company amend Schedule I
----------
to add, eliminate or substitute names set forth therein (other than to eliminate the name of the Representatives) and to amend the number of Firm Preferred Securities to be purchased by any firm or corporation listed thereon, provided that the total number of Firm Preferred Securities listed on Schedule I shall equal 1,600,000.

                  In addition, on the basis of the representations, warranties and agreements herein contained and subject to the terms and conditions herein set forth, the Trust hereby grants to the Underwriters, severally and not jointly, an option to purchase all or any portion of the 240,000 Option Preferred Securities, and upon the exercise of such option in accordance with this Section 1, the Offerors hereby agree that the Trust shall issue and sell to the Underwriters, severally and not jointly, all or any portion of the Option Preferred Securities at the same Purchase Price per share paid for the Firm Preferred Securities. If any Option Preferred Securities are to be purchased, each Underwriter, severally and not jointly, agrees to purchase from the Trust that proportion (subject to adjustment as the Representatives may determine to avoid fractional shares) of the number of Option Preferred Securities to be purchased that the number of Firm Preferred Securities set forth opposite the name of such Underwriter in Schedule I hereto (or such number increased as set forth in Section 9 hereof) bears to 1,600,000. Because the proceeds from the sale of the Option Preferred Securities will be used to purchase from the Company its Debentures, the Company shall pay to the Underwriters a commission of $0.8125 per Option Preferred Security for each Option Preferred Security purchased (the "Option Preferred Securities Commission"). The option hereby
                 -----------------------------------------
granted (the  "Option")  shall expire thirty (30) days after the Effective  Date
               ------
(as defined herein) and may be exercised only for the purpose of covering over allotments which may be made in connection with the offering and distribution of the Firm Preferred Securities. The Option may be exercised in whole or in part at any time (but not more than once) by you giving notice (confirmed in writing) to the Company and the Trust setting forth the number of Option Preferred Securities as to which the Underwriters are exercising the Option and the time, date and place for payment and delivery of certificates for such Option Preferred Securities. Such time and date of payment and delivery for the Option Preferred Securities (the "Option Closing Date") shall be determined by you, but
                           -------------------
shall not be earlier than two nor later than five full business days after the exercise of such Option, nor in any event prior to the Closing Date (as hereinafter defined). The Option Closing Date may be the same as the Closing Date.

                  Payment of the Purchase Price and the Firm Preferred Securities Commission and delivery of certificates for the Firm Preferred
Securities shall be made at the offices of Stifel, Nicolaus & Company, Incorporated, One Financial Plaza, 501 North Broadway, Ninth Floor, St. Louis, Missouri 63102, or such other place as shall be agreed to by you and the Offerors, at 10:00 a.m., St. Louis time, on the third (or, if permitted by Rule 15c6-1(c) of the Securities Exchange Act of 1934, as amended (the "1934 Act"),
                                                                     --------
not later than 12:00 p.m. on the fourth) full business day following the date of this Agreement (the "Closing Date"), or unless postponed in accordance with the
                     ------------
provisions of Section 9. If the Underwriters exercise the Option to purchase any or all of the Option Preferred Securities, payment of the Purchase Price and

Option  Preferred  Securities  Commission and delivery of certificates  for such
Option Preferred Securities shall be made on the Option Closing Date at the offices of Stifel, Nicolaus & Company, Incorporated, One Financial Plaza, 501 North Broadway, Ninth Floor, St. Louis, Missouri 63102, or at such other place as the Offerors and you shall determine. Such payments shall be made to an account designated by the Trust by wire transfer of same-day funds, in the amount of the Purchase Price therefor, against delivery by or on behalf of the Trust to you for the respective accounts of the several Underwriters of certificates for the Designated Preferred Securities to be purchased by the Underwriters. Delivery of the Designated Preferred Securities may be made by credit through full FAST transfer to the accounts at The Depository Trust Company ("DTC") designated by the Representatives. The Designated Preferred
           ---
Securities shall be represented in the form of one or more fully registered global securities in book-entry form registered in the name of the nominee of DTC.

                  Time shall be of the essence, and delivery of the certificates for the Designated Preferred Securities at the time and place specified pursuant to this Agreement is a further condition of the obligations of each Underwriter hereunder.

                  (b) The Offerors propose that the Trust issue the Designated Preferred Securities pursuant to an Amended and Restated Trust Agreement among Fifth Third Bank, as Property Trustee named therein, Wilmington Trust Company, as Delaware Trustee named therein, the Administrative Trustees named therein, (collectively, the "Trustees"), and the Company, in substantially the form
                      --------
heretofore delivered to the Underwriters, said Agreement being hereinafter referred to as the "Trust Agreement." In connection with the issuance of the
                    ----------------
Designated Preferred Securities, the Company proposes (i) to issue its 8.15% Subordinated Debentures due 2033 (the "Debentures") pursuant to an Indenture, to
                                       ----------
be dated as of April 1, 2003, between the Company and Fifth Third Bank, as indenture trustee (the "Indenture") and (ii) to guarantee certain payments on
                          ---------
the Designated Preferred Securities pursuant to a Guarantee Agreement, to be dated as of April 1, 2003, between the Company and Fifth Third Bank, as guarantee trustee (the "Guarantee"), to the extent described therein.
                        ---------

         2.       Representations and Warranties.
                  ------------------------------

                  The Offerors jointly and severally represent and warrant to, and agree with, each of the Underwriters that:

                  (a) The reports filed with the Securities and Exchange Commission (the "Commission") by the Company under the 1934 Act, and the rules
                  ----------
and regulations  thereunder (the "1934 Act Regulations") at the time the reports
                                  --------------------
were filed with the Commission, complied as to form in all material respects with the requirements of the 1934 Act and the 1934 Act Regulations and did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

                  (b) The Offerors have prepared and filed with the Commission a registration statement on Form S-2 (File Numbers 333-102549 and 333-102549-01) for the registration of the Designated Preferred Securities, the Guarantee and $47,422,700 aggregate principal amount of Debentures under the Securities Act of 1933, as amended (the "1933 Act"), including the related prospectus subject to
                       --------
completion, and one or more amendments to such registration statement may have been so filed, in each case in conformity in all material respects with the requirements of the 1933 Act, the rules and regulations promulgated thereunder (the "1933 Act Regulations") and the Trust Indenture Act of 1939, as amended
      ---------------------
(the "Trust Indenture Act"), and the rules and regulations thereunder. Copies of
      -------------------
such registration statement, including any amendments thereto and any documents incorporated by reference therein, each Preliminary Prospectus (as defined herein) contained therein and the exhibits, financial statements and schedules to such registration statement, as finally amended and revised, have heretofore been delivered by the Offerors to the Representatives. After the execution of this Agreement, the Offerors will file with the Commission (A) if such registration statement, as it may have been amended, has been declared by the Commission to be effective under the 1933 Act, a prospectus in the form most recently included in an amendment to such registration statement (or, if no such amendment shall have been filed, in such registration statement), with such changes or insertions as are required by Rule 430A of the 1933 Act Regulations ("Rule 430A") or permitted by Rule 424(b) of the 1933 Act Regulations ("Rule
  ----------                                                                ----
424(b)") and as have been provided to and not objected to by the Representatives
------
prior to (or as are agreed to by the Representatives subsequent to) the execution of this Agreement, or (B) if such registration statement, as it may have been amended, has not been declared by the Commission to be effective under the 1933 Act, an amendment to such registration statement, including a form of final prospectus, necessary to permit such registration statement to become effective, a copy of which amendment has been furnished to and not objected to by the Representatives prior to (or is agreed to by the Representatives subsequent to) the execution of this Agreement. As used in this Agreement, the term "Registration Statement" means such registration statement, as amended at
      -----------------------
the time when it was or is declared effective under the 1933 Act, including (1) all financial schedules and exhibits thereto, (2) all documents (or portions thereof) incorporated by reference therein filed under the 1934 Act and (3) any information omitted therefrom pursuant to Rule 430A and included in the Prospectus (as hereinafter defined); the term "Preliminary Prospectus" means
                                                  -----------------------
each prospectus subject to completion filed with such registration statement or any amendment thereto including all documents (or portions thereof) incorporated by reference therein under the 1934 Act (including the prospectus subject to completion, if any, included in the Registration Statement and each prospectus filed pursuant to Rule 424(a) under the 1933 Act); and the term "Prospectus"
                                                                     ----------
means the prospectus first filed with the Commission pursuant to Rule 424(b)(1) or (4) or, if no prospectus is required to be filed pursuant to Rule 424(b)(1) or (4), the prospectus included in the Registration Statement, in each case including the financial schedules and all documents (or portions thereof) incorporated by reference therein under the 1934 Act. The date on which the Registration Statement becomes effective is hereinafter referred to as the "Effective Date."

                  (c) The documents incorporated by reference in the Preliminary Prospectus or Prospectus or from which information is so incorporated by reference, when they became effective or were filed with the Commission, as the case may be, complied in all material respects with the requirements of the 1934 Act and the 1934 Act Regulations, and when read together and with the other information in the Preliminary Prospectus or Prospectus, as the case may be, at the time the Registration Statement became or becomes effective and at the Closing Date and any Option Closing Date, did not or will not, as the case may be, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. As of the date that each Preliminary Prospectus was filed with the Commission or as of the date that the Prospectus and any amendment or supplement thereto was filed with the Commission (or, if not filed, on the date provided by the Offerors to the Underwriters in connection with the offering and sale of the Preferred Securities), as the case may be, no event has or will have occurred which should have been set forth in an amendment or supplement to any of the documents incorporated by reference in the Preliminary Prospectus or Prospectus which has not then been set forth in such an amendment or supplement.

                  (d)  No  order   preventing  or  suspending  the  use  of  any
Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) has been issued by the Commission, nor has the Commission, to the knowledge of the Offerors, threatened to issue such an order or instituted proceedings for that purpose. Each Preliminary Prospectus, at the time of filing thereof, (A) complied in all material respects with the requirements of the 1933 Act and the 1933 Act Regulations and (B) did not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that this representation and warranty does not apply to statements or omissions made in reliance upon and in conformity with information furnished in writing to the Offerors by any of the Underwriters expressly for inclusion in the Prospectus (which includes only the information appearing beneath the heading "Underwriting" and the paragraph immediately following the price table on the cover page of the Prospectus (such information referred to herein as the "Underwriters' Information")). As of the date that each
                  --------------------------
Preliminary Prospectus was filed with the Commission or as of the date that the Prospectus and any amendment or supplement thereto was filed with the Commission (or, if not filed, on the date provided by the Offerors to the Underwriters in connection with the offering and sale of the Preferred Securities), as the case may be, no event has or will have occurred which should have been set forth in an amendment or supplement to the Preliminary Prospectus or Prospectus which has not then been set forth in the Preliminary Prospectus, Prospectus or such an amendment or supplement. Each Preliminary Prospectus and the Prospectus will be identical to the electronically transmitted copies thereof filed with the Commission pursuant to its Electronic Data Gathering, Analysis and Retrieval ("EDGAR") system, except to the extent permitted by Regulation S-T.
  -----

                  (e) The Registration Statement has been declared effective under the 1933 Act, and no post-effective amendment to the Registration Statement has been filed with the Commission as of the date of this Agreement. No stop order suspending the effectiveness of the Registration Statement has been issued and no proceeding for that purpose has been instituted or, to the Company's knowledge, threatened by the Commission. At the Effective Date and at all times subsequent thereto, up to and including the Closing Date and, if applicable, the Option Closing Date, the Registration Statement and any post-effective amendment thereto (A) complied and will comply in all material respects with the requirements of the 1933 Act, the 1933 Act Regulations and the Trust Indenture Act (and the rules and regulations thereunder) and (B) did not and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, not misleading. At the Effective Date and at all times when the Prospectus is required to be delivered in connection with offers and sales of Designated Preferred Securities, including, without limitation, the Closing Date and, if applicable, the Option Closing Date, the Prospectus, as amended or supplemented, (A) complied and will comply in all material respects with the requirements of the 1933 Act and the 1933 Act Regulations and the Trust Indenture Act (and the rules and regulations thereunder) and (B) did not contain and will not contain an untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; provided, however, that this representation and warranty does not apply to Underwriters' Information. As of the date that the Registration Statement was filed with the Commission, no event has or will have occurred which should have been set forth in the Registration Statement or an amendment or supplement to the Registration Statement which has not then been set forth in such an amendment or supplement. The Registration Statement will be identical to the electronically transmitted copy thereof filed with the Commission pursuant to its EDGAR system, except to the extent permitted by Regulation S-T.

                  (f)    (i) The Company is duly organized, validly existing and
         in good standing under the laws of the State of Missouri, with full corporate and other power and authority to own, lease and operate its properties and conduct its business as described in and contemplated by the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) and as currently being conducted and is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
          -------
                        (ii) The Trust has been duly created and is validly existing as a statutory trust in good standing under the Delaware Statutory Trust Act with the power and authority (trust and other) to own its property and conduct its business as described in the Registration Statement and Prospectus, to issue and sell its common securities (the "Common Securities") to the Company pursuant to the
                           ------------------
          Trust Agreement, to issue and sell the Designated Preferred Securities, to enter into and perform its obligations under this Agreement and to consummate the transactions herein contemplated; the Trust has no subsidiaries and is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or the ownership of its property requires such qualification, except to the extent that the failure to be so qualified or be in good standing would not have a material adverse effect on the Trust; the Trust has conducted and will conduct no business other than the transactions contemplated by this Agreement, the Trust Agreement and described in the Prospectus; the Trust is not a party to or bound by any agreement or instrument other than this Agreement, the Trust Agreement and the agreements and instruments contemplated by the Trust Agreement and described in the Prospectus; the Trust has no liabilities or obligations other than those arising out of the transactions contemplated by this Agreement and the Trust Agreement and described in the Prospectus; the Trust is not a party to or subject to any action, suit or proceeding of any nature; the Trust is, and at the Closing Date or any Option Closing Date will be, classified as a grantor trust for United States federal income tax purposes; the Trust is not, and at the Closing Date or any Option Closing Date will not be, to the knowledge of the Offerors, classified as an association taxable as a corporation for United States federal income tax purposes; and the Trust is, and as of the Closing Date or any Option Closing Date will be, treated as a consolidated subsidiary of the Company pursuant to accounting principles generally accepted in the United States of America.

                  (g) The Company has fifteen (15) direct or indirect subsidiaries that have material ongoing operations. They are listed on Exhibit A attached hereto and incorporated herein (the "Subsidiaries"). The Company does
                                               ------------
not own or control, directly or indirectly, more than 5% of any class of equity security of any corporation, association or other entity that conducts material ongoing operations other than the Subsidiaries, except for the ownership of 1,205,929 shares (approximately 7.61 %, based on the number of shares outstanding on September 30, 2002) of the common stock of Allegiant Bancorp, Inc. First Bank and First Bank & Trust are collectively referred to as the "Banks." Each Subsidiary is a bank holding company, state bank, trust company,
 -----
statutory trust or corporation duly organized or incorporated (as applicable), validly existing and in active status or good standing, as applicable, with all applicable Regulators (as defined below) and under the laws of its respective jurisdiction of organization or incorporation. Each such Subsidiary has full corporate and other power and authority to own, lease and operate its properties and to conduct its business as described in and contemplated by the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) and as currently being conducted. The deposit accounts of the Banks are insured by the Bank Insurance Fund or Savings Association Insurance Fund, both administered by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law; and no
                    ----
proceedings for the modification, termination or revocation of any such insurance are pending or, to the knowledge of the Offerors, threatened.

                  (h) The Company and each of the Subsidiaries is duly qualified or authorized to transact business as a foreign corporation and is in active status or good standing, as applicable, in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification or authorization and in which the failure to be so qualified or authorized would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company and the Subsidiaries on a consolidated basis. All of the issued and outstanding shares of capital stock of the Subsidiaries (A) have been duly authorized and are validly issued, (B) are fully paid and nonassessable except to the extent such shares may be deemed assessable under 12 U.S.C. Section 1831o or under applicable state banking law, and (C) except as disclosed in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), are directly or indirectly owned by the Company free and clear of any security interest, mortgage, pledge, lien, encumbrance, restriction upon voting or transfer, preemptive rights, claim or equity.

                  (i) The capital stock of the Company and the equity securities of the Trust conform to the description thereof contained in the Registration Statement and Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus). The outstanding shares of capital stock and equity securities of each Offeror have been duly authorized and validly issued and are fully paid and nonassessable, and no such shares were issued in violation of the preemptive or similar rights of any security holder of an Offeror; no person has any preemptive or similar right to purchase any shares of capital stock or equity securities of the Offerors. Except as disclosed in the Registration Statement and Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), there are no outstanding rights, options or warrants to acquire any securities of the Offerors or the Subsidiaries, and there are no outstanding securities convertible into or exchangeable for any securities of the Offerors or the Subsidiaries and no restrictions upon the voting or transfer of any capital stock of the Company or equity securities of the Trust pursuant to the Company's corporate charter or bylaws, the Trust Agreement or any agreement or other instrument to which an Offeror is a party or by which an Offeror is bound. The Company has an authorized and outstanding capitalization as set forth in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus).

                  (j) (i) The Trust has all requisite power and authority to issue, sell and deliver the Designated Preferred Securities in accordance with and upon the terms and conditions set forth in this
          Agreement, the Trust Agreement, the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus). All corporate and trust action required to be taken by the Offerors for the authorization, issuance, sale and delivery of the Designated Preferred Securities in accordance with such terms and conditions has been validly and sufficiently taken. The Designated Preferred Securities, when delivered and paid for in accordance with this Agreement, will be duly and validly issued and outstanding, will be fully paid and nonassessable undivided beneficial interests in the assets of the Trust, will be entitled to the benefits of the Trust Agreement, will not be issued in violation of or subject to any preemptive or similar rights, and will conform to the description thereof contained in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) and the Trust Agreement. None of the Designated Preferred Securities, immediately prior to delivery, will be subject to any security interest, lien, mortgage, pledge, encumbrance, restriction upon voting or transfer, preemptive rights, claim or equity.

                        (ii)  The  Debentures  have  been   duly   and   validly
          authorized, and, when duly and validly executed, authenticated and issued as provided in the Indenture and delivered against payment thereof to the Trust pursuant to the Trust Agreement, will constitute valid and legally binding obligations of the Company, enforceable against the Company in accordance with their terms, except to the extent that enforcement thereof may be limited by bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally and subject to general principles of equity, and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws, will be in the form contemplated by, and entitled to the benefits of, the Indenture, will conform to the description thereof contained in the Prospectus and will be owned by the Trust free and clear of any security interest, mortgage, pledge, lien, encumbrance, restriction upon transfer, preemptive rights, claim or equity.

                       (iii) The Guarantee has been duly and validly authorized, and, when duly and validly executed and delivered to the guarantee trustee for the benefit of the holders of the Designated Preferred Securities, will constitute a valid and legally binding obligation of the Company, enforceable against the Company in accordance with its terms, except to the extent that enforcement thereof may be limited by bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally and subject to general principles of equity, and will conform to the description thereof contained in the Prospectus.

                        (iv) The Agreement as to Expenses and Liabilities between the Company and the Trust (the "Expense Agreement") has been
                                                  ------------------
          duly and validly authorized, and, when duly and validly executed and delivered by the Company, will constitute a valid and legally binding obligation of the Company, enforceable against the Company in accordance with its terms, except to the extent that enforcement thereof may be limited by bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally and subject to general principles of equity, and will conform to the description thereof contained in the Prospectus.

                  (k) The Offerors and the Subsidiaries have complied with all foreign, federal, state and local statutes, regulations, ordinances and rules applicable to the ownership and operation of their properties or the conduct of their businesses as described in or contemplated by the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) and as currently being conducted, except where the failure to be in compliance would not have a material adverse effect upon the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis.

                  (l) The Offerors and the Subsidiaries have all permits, easements, consents, licenses, franchises and other governmental and regulatory authorizations from all appropriate federal, state, local or other public authorities ("Permits") as are necessary to own and lease their properties and
               -------
conduct their businesses in the manner described in and contemplated by the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), except where the failure to have such Permits would not have a material adverse effect upon the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis. All material Permits are in full force and effect and each of the Offerors and the Subsidiaries are in all material respects complying therewith, and no event has occurred that allows, or after notice or lapse of time would allow, revocation or termination thereof or will result in any other material impairment of the rights of the holder of any material Permit, subject in each case to such qualification as may be adequately disclosed in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus). No material Permit contains any restriction that would materially impair the ability of the Company or the Subsidiaries to conduct their businesses in the manner consistent with their past practices. Neither the Offerors nor any of the Subsidiaries has received notice or otherwise has knowledge of any proceeding or action relating to the revocation or modification of any material Permit.

                  (m) Neither of the Offerors nor any of the Subsidiaries is in breach or violation of its corporate charter, by-laws or other governing documents (including without limitation, the Trust Agreement) in any material respect. Neither of the Offerors nor any of the Subsidiaries is, and to the knowledge of the Offerors no other party is, in violation, breach or default (with or without notice or lapse of time or both) in the performance or observance of any term, covenant, agreement, obligation, representation, warranty or condition contained in (A) any contract, indenture, mortgage, deed of trust, loan or credit agreement, note, lease, franchise, license, material Permit or any other agreement or instrument to which it is a party or by which it or any of its properties may be bound, which breach, violation or default could have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis, and to the knowledge of the Offerors, no other party has asserted that the Offerors or any of the Subsidiaries is in such violation, breach or default (provided that the foregoing shall not apply to defaults by borrowers or lessees from the Banks), or (B) except as disclosed in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), any order, decree, judgment, rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, having jurisdiction over the Offerors or the Subsidiaries or any of their respective properties the breach, violation or default of which could have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects, or results of operations of the Offerors and the Subsidiaries on a consolidated basis.

                  (n) The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement, the Trust Agreement, the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) do not and will not conflict with, result in the creation or imposition of any material lien, claim, charge, encumbrance or restriction upon any property or assets of the Offerors or the Subsidiaries or the Designated Preferred Securities pursuant to, constitute a breach or violation of, or constitute a default under, with or without notice or lapse of time or both, any of the terms, provisions or conditions of the charter or by-laws of the Company or the Subsidiaries, the Trust Agreement, the Guarantee, the Indenture, any indenture, mortgage, deed of trust, loan or credit agreement or note, or any material contract, lease, franchise, license, Permit or any other agreement or instrument to which the Offerors or the Subsidiaries is a party or by which any of them or any of their respective properties may be bound or any order, decree, judgment, rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, having jurisdiction over the Offerors or the Subsidiaries or any of their respective properties which conflict, creation, imposition, breach, violation or default would have either singly or in the aggregate a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis. No authorization, approval, consent or order of or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required in connection with the transactions contemplated by this Agreement, the Trust Agreement, the Indenture, the Guarantee, the Registration Statement and the Prospectus, except such as have been obtained under the 1933 Act, the Trust Indenture Act and from the New York Stock Exchange relating to the listing of the Designated Preferred Securities, and such as may be required under state securities laws or Interpretations or Rules of the National Association of Securities Dealers, Inc. ("NASD") in connection with the purchase and
                                ----
distribution of the Designated Preferred Securities by the Underwriters.

                  (o) The Offerors have all requisite power and authority to enter into this Agreement, and this Agreement has been duly and validly authorized, executed and delivered by the Offerors and constitutes the legal, valid and binding agreement of the Offerors, enforceable against the Offerors in accordance with its terms, except as the enforcement thereof may be limited by general principles of equity and by bankruptcy or other laws relating to or affecting creditors' rights generally and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws. Each of the Indenture, the Trust Agreement, the Guarantee and the Expense Agreement has been duly authorized by the Company, and, when executed and delivered by the Company on the Closing Date, each of said agreements will constitute a valid and legally binding obligation of the Company and will be enforceable against the Company in accordance with its terms, except to the extent that enforcement thereof may be limited by bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally and subject to general principles of equity and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws. Each of the Indenture, the Trust Agreement and the Guarantee has been duly qualified under the Trust Indenture Act and will conform to the description thereof contained in the Prospectus.

                  (p) The Company and the Subsidiaries have good and marketable title in fee simple to all real property and good title to all personal property owned by them and material to their business, in each case free and clear of all security interests, liens, mortgages, pledges, encumbrances, restrictions, claims, equities and other defects except such as are referred to in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) or such as do not materially affect the value of such property in the aggregate and do not materially interfere with the use made or proposed to be made of such property; and all of the leases under which the Company or the Subsidiaries hold real or personal property are valid, existing and enforceable leases and in full force and effect with such exceptions as are not material and do not materially interfere with the use made or proposed to be made of such real or personal property, and neither the Company nor any of the Subsidiaries is in default in any material respect of any of the terms or provisions of any leases.

                  (q) KPMG LLP, who have certified the consolidated financial statements of the Company and its subsidiaries, including the notes thereto, included or incorporated by reference in the Registration Statement and Prospectus, are independent public accountants with respect to the Company and its subsidiaries, as required by the 1933 Act and the 1933 Act Regulations.

                  (r) The consolidated financial statements including the notes thereto, included or incorporated by reference in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) with respect to the Company and its subsidiaries comply in all material respects with the 1933 Act and the 1933 Act Regulations and present fairly the consolidated financial position of the Company and its subsidiaries as of the dates indicated and the consolidated statements of income, cash flows and changes in stockholders' equity and comprehensive income of the Company and its subsidiaries for the periods specified and have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis, except that the interim financial statements are subject to normal year-end adjustments and do not include all footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. The selected consolidated financial data concerning the Offerors and the Company's subsidiaries included in the Registration Statement and the Prospectus (or such Preliminary Prospectus) comply in all material respects with the 1933 Act and the 1933 Act Regulations, have been derived from the financial statements or operating records of the Company, present fairly the information set forth therein, and have been compiled on a basis consistent with that of the consolidated financial statements of the Offerors and the Company's subsidiaries in the Registration Statement and the Prospectus (or such Preliminary Prospectus). The other financial, statistical and numerical information included in the Registration Statement and the Prospectus (or such Preliminary Prospectus) complies in all material respects with the 1933 Act and the 1933 Act Regulations, has been derived from the financial statements or operating records of the Company, presents fairly the information shown therein, and to the extent applicable has been compiled on a basis consistent with the consolidated financial statements of the Company and its subsidiaries included in the Registration Statement and the Prospectus (or such Preliminary Prospectus).

                  (s) Since the respective dates as of which information is given in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), except as otherwise stated therein:

                         (i) neither of the Offerors nor any of the Subsidiaries has sustained any loss or interference with its business from fire, explosion, flood or other calamity, whether or not covered by insurance, or from any labor dispute or court or governmental action, order or decree which is material to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis;

                        (ii) there has not been any material adverse change in, or any development which is reasonably likely to have a material adverse effect on, the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis, whether or not arising in the ordinary course of business;

                       (iii) neither of the Offerors nor any of the Subsidiaries has incurred any liabilities or obligations, direct or contingent, or entered into any material transactions, other than in the ordinary course of business, which are material to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis;

                        (iv) neither of the Offerors has declared or paid any dividend and neither of the Offerors nor any of the Subsidiaries has become delinquent in the payment of principal or interest on any outstanding borrowings, except for dividends on the Company's Class A and Class B preferred stock declared in January 2003, in amounts comparable to those declared and paid in prior periods;

                         (v) there has not been any change in the capital stock, trust preferred securities, long-term debt, obligations under capital leases or, other than in the ordinary course of business, short-term borrowings of the Offerors or the Subsidiaries; and

                        (vi) there has not occurred any other event and there has arisen no set of circumstances required by the 1933 Act or the 1933 Act Regulations to be disclosed in the Registration Statement or Prospectus which has not been so set forth in the Registration Statement or such Prospectus as fairly and accurately summarized therein.

                  (t) Except as set forth in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), no charge, investigation, action, suit or proceeding is pending or, to the knowledge of the Offerors, threatened, against or affecting the Offerors or the Subsidiaries or any of their respective properties before or by any court or any regulatory, administrative or governmental official, commission, board, agency or other authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding would have a material adverse effect on the consummation of this Agreement or the transactions contemplated herein or the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis or which is required to be disclosed in the Registration Statement or the Prospectus (or such Preliminary Prospectus) and is not so disclosed.

                  (u) There are no contracts or other documents required to be filed as exhibits to the Registration Statement by the 1933 Act or the 1933 Act Regulations or the Trust Indenture Act (or any rules or regulations thereunder) which have not been filed as exhibits to or incorporated by reference into the Registration Statement, or that are required to be summarized in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) that are not so summarized.

                  (v) Neither of the Offerors has taken, directly or indirectly, any action causing or resulting in or which has constituted or which might reasonably be expected to cause or result in stabilization or manipulation of any security of the Offerors in connection with the sale or resale of the Designated Preferred Securities in violation of the Commission's rules and regulations, including, but not limited to, Regulation M, nor is either Offeror aware of any such action having been taken or to be taken by any affiliate of the Offerors.

                  (w) The Offerors and the Subsidiaries own, or possess adequate rights to use, all patents, copyrights, trademarks, service marks, trade names and other rights necessary to conduct the businesses now conducted by them in all material respects or as described in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), and neither the Offerors nor the Subsidiaries have received any notice of infringement or conflict with asserted rights of others with respect to any patents, copyrights, trademarks, service marks, trade names or other rights which, individually or in the aggregate, if the subject of an unfavorable decision, ruling or finding, would have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis, and the Offerors do not know of any basis for any such infringement or conflict.

                  (x) Except as adequately disclosed in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), no labor dispute involving the Company or the Subsidiaries exists or, to the knowledge of the Offerors, is imminent which might be expected to have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis or which is required to be disclosed in the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus). Neither the Company nor any of the Subsidiaries has received notice of any existing or threatened labor dispute by the employees of any of its principal suppliers, customers or contractors which might be expected to have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company and the Subsidiaries on a consolidated basis.

                  (y) The Offerors and the Subsidiaries have timely and properly prepared and filed, or have timely and properly filed extensions for, all necessary federal, state, local and foreign tax returns which are required to be filed and have paid all taxes shown as due thereon and have paid all other taxes and assessments to the extent that the same shall have become due, except such as are being contested in good faith or where the failure to so timely and properly prepare and file would not have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis. The Offerors have no knowledge of any tax deficiency which has been or might be assessed against the Offerors or the Subsidiaries which, if the subject of an unfavorable decision, ruling or finding, would have a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis.

                  (z) Each of the material contracts, agreements and instruments described or referred to in the Registration Statement or the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) and each contract, agreement and instrument filed as an exhibit to the Registration Statement is in full force and effect and is the legal, valid and binding agreement of the Offerors or the Subsidiaries, enforceable in accordance with its terms, except as the enforcement thereof may be limited by bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally and subject to general principles of equity. Except as disclosed in the Prospectus (or such Preliminary Prospectus), to the knowledge of the Offerors, no other party to any such agreement is (with or without notice or lapse of time or both) in breach or default in any material respect thereunder.

                  (aa) No relationship, direct or indirect, exists between or among the Offerors or the Subsidiaries, on the one hand, and the directors, officers, trustees, shareholders, customers or suppliers of the Offerors or the Subsidiaries, on the other hand, which is required to be described in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus) which is not adequately described therein.

                  (bb) No person has the right to request or require the Offerors or the Subsidiaries to register any securities for offering and sale under the 1933 Act by reason of the filing of the Registration Statement with the Commission or the issuance and sale of the Designated Preferred Securities except as adequately disclosed in the Registration Statement and the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus).

                  (cc) The Designated Preferred Securities have been approved for listing on the New York Stock Exchange, subject to official notice of issuance.

                  (dd) Except as described in or contemplated by the Prospectus (or, if the Prospectus is not in existence, the most recent Preliminary Prospectus), there are no contractual encumbrances or restrictions or material legal restrictions required to be described therein, on the ability of any of the Subsidiaries (A) to pay dividends or make any other distributions on its capital stock or to pay any indebtedness owed to the Offerors, (B) to make any loans or advances to, or investments in, the Offerors or (C) to transfer any of its property or assets to the Offerors.

                  (ee) Except for Star Lane Trust, neither of the Offerors nor any Subsidiary is an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as  amended  (the  "Investment  Company  Act").  Star Lane  Trust has timely and
                    ------------------------
properly prepared and filed all necessary documents and information which are required to be filed with the Commission under the Investment Company Act and has operated in compliance with the Investment Company Act. No order preventing or suspending Star Lane Trust from acting as an "investment company" has been issued by the Commission, nor has the Commission, to the knowledge of the Offerors, threatened to issue such an order or instituted proceedings for that purpose.

                  (ff) The Offerors have not distributed and will not distribute prior to the Closing Date any prospectus in connection with the Offering, other than a Preliminary Prospectus, the Prospectus, the Registration Statement and the other materials permitted by the 1933 Act and the 1933 Act Regulations and reviewed by the Representatives.

                  (gg) The activities of the Offerors and the Subsidiaries are permitted under applicable federal and state banking laws and regulations. The Company has all necessary approvals, including the approval of the FDIC, the State of Missouri Division of Finance (the "SMDF"), the California Department of
                                            ----
Financial  Institutions  (the  "CDFI") and the Board of Governors of the Federal
                                ----
Reserve  System  ("FRB"),  as  applicable,  to  own  the  capital  stock  of the
                   ---
Subsidiaries. Neither the Company nor any of the Subsidiaries is a party or subject to any agreement or memorandum with, or directive or other order issued by, the FRB, the SMDF, the CDFI, the FDIC or other regulatory authority having jurisdiction over it (each, a "Regulator," and collectively, the "Regulators"),
                               ---------                           ----------
which imposes any restrictions or requirements not generally applicable to entities of the same type as the Company and the Subsidiaries. Neither the Company nor any Subsidiary is subject to any directive from any Regulator to make any material change in the method of conducting their respective businesses, and no such directive is pending or threatened by such Regulators.

                  (hh) Each Bank has properly administered all accounts for which it acts as a fiduciary, including but not limited to accounts for which it serves as a trustee, agent, custodian, personal representative, guardian, conservator or investment advisor, in accordance with the terms of the governing documents and applicable state and federal law and regulation and common law, except where the failure to be in compliance would not have a material adverse effect upon the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries taken as a whole. No Bank or any directors, officers or employees of any Bank, has committed any material breach of trust with respect to any such fiduciary account, and the accountings for each such fiduciary account are true and correct in all material respects and accurately reflect the assets of such fiduciary account in all material respects.

                  (ii) The Offerors are eligible for the use of Form S-2.

                  (jj) The Offerors and the Subsidiaries are in compliance with all provisions of Section 517.075, Florida Statutes, relating to doing business with the Government of Cuba or with any person or affiliate located in Cuba.

                  (kk) Neither the Company nor any Subsidiary has any liability under any "pension plan," as defined in the Employee Retirement Income Security Act of 1974, as amended.

                  (ll) Each of the Company and the Subsidiaries maintains a system of internal accounting controls sufficient to provide reasonable assurance that (A) transactions are executed in accordance with management's general or specific authorizations, (B) transactions are recorded as necessary to permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and to maintain asset accountability, (C) access to assets is permitted only in accordance with management's general or specific authorization and (D) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences. The books, records and accounts and systems of internal accounting controls of the Company and each of the Subsidiaries comply in all material respects with the requirements of Section 13(b)(2) of the 1934 Act.

                  (mm) Other than as contemplated by this Agreement and as disclosed in the Registration Statement, the Company has not incurred any liability for any finder's or broker's fee or agent's commission in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby.

                  (nn) No report or application filed by the Company or any of its Subsidiaries with the FRB, the FDIC, the SMDF, the CDFI or any other state or federal regulatory authority, as of the date it was filed or amended, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading when made or failed to comply in all material respects with the applicable requirements of the FRB, the FDIC, the SMDF, the CDFI or any other state or federal regulatory authority, as the case may be.

                  (oo) Based upon current guidelines of the FRB, the Debentures will constitute "Tier 1" capital (as defined in 12 C.F.R. Part 225), subject to applicable regulatory restrictions on the amount thereof that can be included in Tier 1 capital.

                  (pp) To the best knowledge of the Offerors, no hazardous substances, hazardous wastes, pollutants or contaminants have been deposited or disposed of in, on or under the properties of the Company or any of the Subsidiaries (including properties owned, managed or controlled by a Subsidiary in connection with its lending activities) during the period in which the Company or the Subsidiary has owned, occupied, managed, controlled or operated such properties, in violation of any environmental, safety, health or similar laws or regulations, orders, decrees or permits relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Regulations"), or any order,
                                     -------------------------
judgment, decree or permit which would require remedial action under any Environmental Regulation, except for any violations or remedial actions which would not have, in the aggregate, a material adverse effect upon the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis. The Company and each of the Subsidiaries (i) is in material compliance with all applicable Environmental Regulations and (ii) has received all permits, licenses, consents or other approvals required under applicable Environmental Regulations to conduct its business, in each case except where the failure to do so would not have a material adverse effect upon the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis.

                  (qq) None of the Offerors, the Subsidiaries or, to the best knowledge of the Offerors, any other person associated with or acting on behalf of the Offerors or any of the Subsidiaries, including, without limitation, any director, officer, agent, or employee of any of the Subsidiaries or the Company has, directly or indirectly, while acting on behalf of such Offeror or Subsidiary (i) used any corporate funds for unlawful contributions, gifts, entertainment, or other unlawful expenses relating to political activity; (ii) made any unlawful contribution to any candidate for foreign or domestic office, or to any foreign or domestic government officials or employees or other person charged with similar public or quasi-public duties, other than payments required or permitted by the laws of the United States or any jurisdiction thereof or to foreign or domestic political parties or campaigns from corporate funds, or failed to disclose fully any contribution in violation of law; (iii) violated any provision of the Foreign Corrupt Practices Act of 1977, as amended; or (iv) made any other payment of funds of either or both of the Offerors or a Subsidiary or retained any funds which constitute a violation of any law, rule or regulation or which was or is required to be disclosed in the Registration Statement or the Prospectus pursuant to the requirements of the 1933 Act or the 1933 Act Regulations.

                  (rr) The employee benefit plans, including employee welfare benefit plans, of the Company and each of the Subsidiaries (the "Employee
                                                                        --------
Plans") have been operated in material compliance with the applicable provisions
-----
of the Employee  Retirement  Income Security Act of 1974, as amended  ("ERISA"),
                                                                        -----
the Internal  Revenue Code of 1986,  as amended (the "Code"),  all  regulations,
                                                      ----
rulings and announcements promulgated or issued thereunder and all other applicable governmental laws and regulations (except to the extent such noncompliance would not, in the aggregate, have a material adverse effect upon the condition (financial or otherwise) earnings, affairs, business, prospects or results of operations of the Offerors or the Subsidiaries on a consolidated basis). No reportable event under Section 4043(c) of ERISA has occurred with respect to any Employee Plan of the Company or any of the Subsidiaries for which the reporting requirements have not been waived by the Pension Benefit Guaranty Corporation. No prohibited transaction under Section 406 of ERISA, for which an exemption does not apply, has occurred with respect to any Employee Plan of the Company or any of the Subsidiaries. There are no pending or, to the knowledge of the Offerors, threatened, claims by or on behalf of any Employee Plan, by any employee or beneficiary covered under any such Employee Plan or by any governmental authority or otherwise involving such Employee Plans or any of their respective fiduciaries (other than for routine claims for benefits). All Employee Plans that are group health plans have been operated in material compliance with the group health plan continuation coverage requirements of
Section 4980B of the Code.

                  (ss) Except for Missouri Valley Partners, Inc., neither of the Offerors nor any Subsidiary is an "investment adviser" within the meaning of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), required to
                                                   -------------
register, become licensed or qualify as a broker dealer with the Commission or any state securities authority. Missouri Valley Partners, Inc. is duly registered and has timely and properly prepared and filed all necessary documents and information which are required to be filed with the Commission under the Advisers Act and has operated in compliance with the Advisers Act. All investment adviser representatives employed or otherwise utilized by Missouri Valley Partners, Inc. are licensed and/or registered, in each case if required, with the appropriate federal and/or state authorities. No order preventing or suspending any investment adviser representative of Missouri Valley Partners, Inc. from acting as an "investment adviser representative" has been issued by the Commission or any such state authority, nor has the Commission or any state authority, to the knowledge of the Offerors, threatened to issue such an order or instituted proceedings for that purpose.

        3.        Offering   by  the   Underwriters.   After  the   Registration
                  ---------------------------------
Statement becomes effective or, if the Registration Statement is already effective, after this Agreement becomes effective, the Underwriters propose to offer the Firm Preferred Securities for sale to the public upon the terms and conditions set forth in the Prospectus. The Underwriters may from time to time thereafter reduce the public offering price and change the other selling terms, provided the proceeds to the Trust shall not be reduced as a result of such reduction or change. Because the NASD may view the Preferred Securities as interests in a direct participation program, the offering of the Preferred Securities is being made in compliance with the applicable provisions of Rule 2810 of the NASD's Conduct Rules.

                  The Underwriters may reserve and sell such of the Designated Preferred Securities purchased by the Underwriters as the Underwriters may elect to dealers chosen by you (the "Selected Dealers") at the public offering price
                               -----------------
set forth in the Prospectus less the applicable Selected Dealers' concessions set forth therein, for re-offering by Selected Dealers to the public at the public offering price. The Underwriters may allow, and Selected Dealers may re-allow, a concession set forth in the Prospectus to certain other brokers and dealers.

         4.       Certain Covenants of the Offerors. The  Offerors  jointly  and
                  ---------------------------------
severally covenant with the Underwriters as follows:

                  (a) The Offerors shall use their best efforts to cause the Registration Statement and any amendments thereto, if not effective at the time of execution of this Agreement, to become effective as promptly as possible. If the Registration Statement has become or becomes effective pursuant to Rule 430A and information has been omitted therefrom in reliance on Rule 430A, then, the Offerors will prepare and file in accordance with Rule 430A and Rule 424(b), the Prospectus or, if required by Rule 430A, a post-effective amendment to the Registration Statement (including the Prospectus) containing all information so omitted and will provide evidence satisfactory to the Representatives of such timely filing.

                  (b) The Offerors shall notify you immediately, and, if requested by you, shall promptly confirm such notice in writing:

                         (i) when the Registration Statement or any post effective amendment to the Registration Statement, has become effective, or when the Prospectus or any supplement to the Prospectus or any amended Prospectus has been filed;

                        (ii)  of  the  receipt  of any comments or requests from
         the   Commission  relating  to   the  Registration  Statement  or   the
         Prospectus;

                       (iii) of any request of the Commission to amend or supplement the Registration Statement, any Preliminary Prospectus or the Prospectus or for additional information; and

                        (iv) of the issuance by the Commission or any state or other regulatory body of any stop order or other order suspending the effectiveness of the Registration Statement, preventing or suspending the use of any Preliminary Prospectus or the Prospectus, or suspending the qualification of any of the Designated Preferred Securities for offering or sale in any jurisdiction or the institution or threat of institution of any proceedings for any of such purposes. The Offerors shall use their best efforts to prevent the issuance of any such stop order or of any other such order and if any such order is issued, to cause such order to be withdrawn or lifted as soon as possible.

                  (c) The Offerors shall furnish to the Underwriters, from time to time without charge, as soon as available, as many copies as the Underwriters may reasonably request of (i) the registration statement as originally filed and of all amendments thereto, in executed form, including exhibits, whether filed before or after the Effective Date, (ii) all exhibits and documents incorporated therein or filed therewith, (iii) all consents and certificates of experts in executed form, (iv) each Preliminary Prospectus and all amendments and supplements thereto, and (v) the Prospectus, and all amendments and supplements thereto.

                  (d) During the time when a prospectus is required to be delivered under the 1933 Act, the Offerors shall comply to the best of their ability with the 1933 Act and the 1933 Act Regulations and the 1934 Act and the 1934 Act Regulations so as to permit the completion of the distribution of the Designated Preferred Securities as contemplated herein and in the Trust Agreement and the Prospectus. The Offerors shall not file any amendment to the registration statement as originally filed or to the Registration Statement and shall not file any amendment thereto or make any amendment or supplement to any Preliminary Prospectus or to the Prospectus unless you shall previously have been advised in writing and provided a copy a reasonable time prior to the proposed filings thereof and to which you or counsel for the Underwriters shall not have objected. If it is necessary, in the Company's reasonable opinion or in the reasonable opinion of the Company's counsel to amend or supplement the Registration Statement or the Prospectus in connection with the distribution of the Designated Preferred Securities, the Offerors shall forthwith amend or supplement the Registration Statement or the Prospectus, as the case may be, by preparing and filing with the Commission (provided the Underwriters or counsel for the Underwriters do not reasonably object), and furnishing to you, such number of copies as you may reasonably request of an amendment or amendments of, or a supplement or supplements to, the Registration Statement or the Prospectus, as the case may be (in form and substance reasonably satisfactory to you and counsel for the Underwriters). If any event shall occur as a result of which it is necessary to amend or supplement the Prospectus to correct an untrue statement of a material fact or to include a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or if for any reason it is necessary at any time to amend or supplement the Prospectus to comply with the 1933 Act and the 1933 Act Regulations, the Offerors shall, subject to the second sentence of this subsection (d), forthwith amend or supplement the Prospectus by preparing and filing with the Commission, and furnishing to you, such number of copies as you may reasonably request of an amendment or amendments of, or a supplement or supplements to, the Prospectus (in form and substance satisfactory to you and counsel for the Underwriters) so that, as so amended or supplemented, the Prospectus shall not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                  (e) The Offerors shall use their best efforts to permit the Designated Preferred Securities to be eligible for clearance and settlement through the facilities of DTC.

                  (f) The Offerors shall make generally available to their security holders in the manner contemplated by Rule 158 of the 1933 Act Regulations and furnish to you as soon as practicable, but in any event not later than sixteen (16) months after the Effective Date, a consolidated earnings statement of the Offerors in reasonable detail, covering a period of at least twelve (12) consecutive months beginning after the Effective Date, conforming with the requirements of Section 11(a) of the 1933 Act and Rule 158.

                  (g) The Offerors shall use the proceeds from the sale of the Designated Preferred Securities to be sold by the Trust hereunder in the manner specified in the Prospectus under the caption "Use of Proceeds."

                  (h) For five years from the Effective Date, the Offerors shall furnish to the Representatives copies of all reports and communications (financial or otherwise) furnished by the Offerors to the holders of the Designated Preferred Securities as a class, copies of all reports and financial statements filed with or furnished to the Commission (other than portions for which confidential treatment has been obtained from the Commission) or with the Nasdaq National Market, any national securities exchange, or other self-regulatory organization, and such other documents, reports and information concerning the business and financial conditions of the Offerors as the Representatives may reasonably request, other than such documents, reports and information for which the Offerors have the legal obligation not to reveal to the Representatives.

                  (i) Until the earlier of the Option Closing Date or the expiration of the Option, the Offerors shall not, directly or indirectly, offer for sale, sell or agree to sell or otherwise dispose of any Designated Preferred Securities other than pursuant to this Agreement, any other beneficial interests in the assets of the Trust or any securities of the Trust or the Company that are substantially similar to the Designated Preferred Securities or the Debentures, including any guarantee of such beneficial interests or substantially similar securities, or securities convertible into or exchangeable for or that represent the right to receive any such beneficial interest or substantially similar securities, without the prior written consent of the Representatives.

                  (j) The Offerors shall use their best efforts to cause the Designated Preferred Securities to become included in the Nasdaq National Market or in lieu thereof to be listed or quoted on a national securities exchange, and to remain so listed, quoted or included for at least five (5) years from the Effective Date or for such shorter period as may be specified in a written consent of the Representatives, provided this shall not prevent the Company from redeeming the Designated Preferred Securities pursuant to the terms of the Trust Agreement. If the Designated Preferred Securities are then listed and are exchanged for Debentures, the Company will use its best efforts to have the Debentures promptly included in the Nasdaq National Market or a national stock exchange or to be listed, quoted or included on a national securities exchange or other organization in or on which the Designated Preferred Securities are then listed, quoted or included, and to have the Debentures promptly registered under the Exchange Act.

                  (k) Subsequent to the date of this Agreement and through the date which is the later of (i) the day following the date on which the Option to purchase the Option Preferred Securities shall expire or (ii) the day following the Option Closing Date with respect to any Option Preferred Securities that the Underwriters shall elect to purchase, except as described in or contemplated by the Prospectus, neither the Offerors nor any of the Subsidiaries shall take any action (or refrain from taking any action) which will result in the Offerors or the Subsidiaries incurring any material liability or obligation, direct or contingent, or enter into any material transaction, except in the ordinary course of business, and there will not be any material change in the financial position, capital stock, or any material increase in long-term debt, obligations under capital leases or, other than in the ordinary course of business, short-term borrowings of the Offerors and the Subsidiaries on a consolidated basis.

                  (l) The Offerors shall not, for a period of 180 days after the date hereof, without the prior written consent of the Representatives, purchase, redeem or call for redemption, or prepay or give notice of prepayment (or announce any redemption or call for redemption, or any repayment or notice of prepayment) any of the Offerors' securities, except for the trust preferred securities issued by First Preferred Capital Trust and First America Capital Trust and the related debentures issued by the Company and First Banks America, Inc.

                  (m) The Offerors shall not take, directly or indirectly, any action designed to result in or which has constituted or which might reasonably be expected to cause or result in stabilization or manipulation of the price of any security of the Offerors in connection with the sale or resale of the Designated Preferred Securities in violation of the Commission's rules and regulations, including, but not limited to, Regulation M, and the Offerors are not aware of any such action taken or to be taken by any affiliate of the Offerors.

                  (n) Prior to the Closing Date (and, if applicable, the Option Closing Date), the Offerors will not issue any press release or other communication directly or indirectly or hold any press conference with respect to the Offerors, the Subsidiaries or the offering of the Designated Preferred Securities (the "Offering") without your prior consent; provided, however, that if an Offeror is advised by legal counsel that it is legally required to issue a press release or other communication, then such Offeror shall be permitted to do so, after giving written notice thereof to you.

                  (o) The Offerors shall inform the Florida Department of Banking and Finance at any time prior to the consummation of the distribution of the Securities by the Underwriters if either of the Offerors or any of the Subsidiaries commences engaging in business with the government of Cuba or with a person or affiliate located in Cuba, with such information to be provided within ninety (90) days after the commencement thereof or after a change occurs with respect to previously reported information.

         5.       Payment of Expenses.   Whether   or   not  this  Agreement  is
                  -------------------
terminated or the sale of the Designated Preferred Securities to the Underwriters is consummated, the Company covenants and agrees that it will pay or cause to be paid (directly or by reimbursement) all costs and expenses incident to the performance of the obligations of the Offerors under this Agreement, including:

                  (a) the preparation, printing, filing, delivery and shipping of the initial registration statement, the Preliminary Prospectus or Prospectuses, the Registration Statement and the Prospectus and any amendments or supplements thereto, and the printing, delivery and shipping of this Agreement and any other underwriting documents (including, without limitation, selected dealers agreements), the certificates for the Designated Preferred Securities and the Preliminary and Final Blue Sky Memoranda and any legal investment surveys and any supplements thereto;

                  (b) all fees, expenses and disbursements of the Offerors' counsel and accountants;

                  (c) all fees and disbursements of counsel for the Underwriters in connection with the preparation of the Preliminary and Final Blue Sky Memoranda and any legal investment surveys and any supplements thereto;

                  (d) all filing fees and expenses incurred in connection with filings made with the NASD;

                  (e) any applicable fees and other expenses incurred in connection with the listing of the Designated Preferred Securities and, if applicable, the Guarantee and the Debentures on the New York Stock Exchange;

                  (f) the cost of furnishing to you copies of the initial registration statements, any Preliminary Prospectus, the Registration Statement and the Prospectus and all amendments or supplements thereto;

                  (g) the costs and charges of any transfer agent or registrar and the fees and disbursements of counsel for any transfer agent or registrar;

                  (h) all costs and expenses (including stock transfer taxes) incurred in connection with the printing, issuance and delivery of the Designated Preferred Securities to the Underwriters;

                  (i) all expenses incident to the preparation, execution and delivery of the Trust Agreement, the Indenture and the Guarantee; and

                  (j) all other costs and expenses incident to the performance of the obligations of the Company hereunder and under the Trust Agreement that are not otherwise specifically provided for in this Section 5.

                  If the sale of Designated Preferred Securities contemplated by this Agreement is not completed due to the termination pursuant to the terms hereof (other than pursuant to Section 9 hereof), the Company will pay you your accountable out-of-pocket expenses in connection herewith or in contemplation of the performance of your obligations hereunder, including without limitation travel expenses, reasonable fees, expenses and disbursements of counsel or other out-of-pocket expenses incurred by you in connection with any discussion of the Offering or the contents of the Registration Statement, any investigation of the Offerors and the Subsidiaries, or any preparation for the marketing, purchase, sale or delivery of the Designated Preferred Securities, in each case following presentation of reasonably detailed invoices therefor.

                  If the sale of Designated Preferred Securities contemplated by this Agreement is completed, the Company shall not be responsible for payment of fees or disbursements of counsel for the Underwriters other than in accordance with paragraph (c) above, or for the reimbursement of any expenses of the Underwriters.

         6.       Conditions  of  the Underwriters' Obligations. The obligations
                  ---------------------------------------------
of the Underwriters to purchase and pay for the Firm Preferred Securities and, following exercise of the Option, the Option Preferred Securities, are subject to the accuracy of the representations and warranties and to compliance with the agreements of the Offerors herein as of the date hereof and as of the Closing Date (or in the case of the Option Preferred Securities, if any, as of the Option Closing Date), to the accuracy of the written statements of the Offerors made pursuant to the provisions hereof, to the performance by the Offerors of their covenants and obligations hereunder and to the following additional conditions:

                  (a) If the Registration Statement or any amendment thereto filed prior to the Closing Date has not been declared effective prior to the time of execution hereof, the Registration Statement shall become effective not later than 10:00 a.m., St. Louis time, on the first business day following the time of execution of this Agreement, or at such later time and date as you may agree to in writing. If required, the Prospectus and any amendment or supplement thereto shall have been timely filed in accordance with Rule 424(b) and Rule 430A under the 1933 Act and Section 4(a) hereof. No stop order suspending the effectiveness of the Registration Statement or any amendment or supplement thereto shall have been issued under the 1933 Act or any applicable state securities laws and no proceedings for that purpose shall have been instituted or shall be pending, or, to the knowledge of the Offerors or the Representatives, shall be contemplated by the Commission or any state authority. Any request on the part of the Commission or any state authority for additional information (to be included in the Registration Statement or Prospectus or otherwise) shall have been disclosed to you and complied with to your satisfaction and to the satisfaction of counsel for the Underwriters.

                  (b) No Underwriter shall have advised the Company at or before the Closing Date (and, if applicable, the Option Closing Date) that the Registration Statement or any post-effective amendment thereto, or the Prospectus or any amendment or supplement thereto, contains an untrue statement of a fact which, in your opinion, is material or omits to state a fact which, in your opinion, is material and is required to be stated therein or is necessary to make statements therein (in the case of the Prospectus or any amendment or supplement thereto, in light of the circumstances under which they were made) not misleading.

                  (c) All corporate proceedings and other legal matters incident to the authorization, form and validity of this Agreement, the Trust Agreement, and the Designated Preferred Securities, and the authorization and form of the Registration Statement and Prospectus, other than financial statements and other financial data, and all other legal matters relating to this Agreement and the transactions contemplated hereby or by the Trust Agreement shall be satisfactory in all material respects to counsel for the Underwriters, and the Offerors and the Subsidiaries shall have furnished to such counsel all documents and information relating thereto that they may reasonably request to enable them to pass upon such matters.

                  (d) Jackson Walker L.L.P. ("Jackson Walker"),  counsel for the
                                              --------------
Offerors, shall have furnished to you their signed opinion, dated as of the Closing Date or the Option Closing Date, as the case may be, in form and substance satisfactory to counsel for the Underwriters, to the effect that:

                         (i) The Company has been duly incorporated and is validly existing and in good standing under the laws of the State of Missouri, and is duly registered as a bank holding company under the BHC Act. Each of the Subsidiaries is validly existing and in active status or good standing under the laws of its jurisdiction of incorporation or organization, as the case may be. Each of the Company and the Subsidiaries has full corporate or other power and authority to own or lease its properties and to conduct its business as such business is described in the Prospectus and is currently conducted in all material respects. To the best of such counsel's knowledge, all outstanding shares of capital stock of the Subsidiaries have been duly authorized and validly issued and are fully paid and nonassessable except to the extent such shares may be deemed assessable under 12 U.S.C. Section 1831o and, to the best of such counsel's knowledge, except as disclosed in the Prospectus, there are no outstanding rights, options or warrants to purchase any such shares or securities convertible into or exchangeable for any such shares of capital stock of the Subsidiaries;

                        (ii) The capital stock, Debentures and Guarantee of the Company and the equity securities of the Trust conform to the description thereof contained in the Prospectus in all material respects. The capital stock of the Company authorized as of September 30, 2002 is as set forth under the caption "Capitalization" in the
         Prospectus, and the shares issued and outstanding have been duly authorized and validly issued, and are fully paid and nonassessable, except to the extent that such shares may be deemed assessable under 12 U.S.C. Section 1831o. To the best of such counsel's knowledge, and except as described in the Registration Statement or the Prospectus (or if the Prospectus is not yet in existence, the most recent Preliminary Prospectus) there are no outstanding rights, options or warrants to purchase, no other outstanding securities convertible into or exchangeable for, and no commitments, plans or arrangements to issue, any shares of capital stock of the Company or equity securities of the Trust, except as described in the Prospectus;

                       (iii) The issuance, sale and delivery of the Designated Preferred Securities and Debentures in accordance with the terms and conditions of this Agreement and the Indenture have been duly authorized by all necessary corporate and trust actions of the Offerors. All of the Designated Preferred Securities have been duly and validly authorized and, when delivered in accordance with this
         Agreement will be duly and validly issued, fully paid and nonassessable, and will conform to the description thereof in the Registration Statement, the Prospectus and the Trust Agreement. The Designated Preferred Securities have been approved for listing on the New York Stock Exchange subject to official notice of issuance. There are no preemptive or other rights to subscribe for or to purchase, and other than as disclosed in the Prospectus, no restrictions upon the voting or transfer of any shares of capital stock or equity securities of the Offerors or the Subsidiaries pursuant to the corporate charter, by-laws or other governing documents (including without limitation, the Trust Agreement) of the Offerors or any of the Subsidiaries, or, to the best of such counsel's knowledge, any agreement or other instrument to which either Offeror or any of the Subsidiaries is a party or by which either Offeror or any of the Subsidiaries may be bound. The issuance of the Designated Preferred Securities is not subject to preemptive rights;

                        (iv) The Offerors have all requisite corporate and trust power to enter into and perform their obligations under this Agreement, and this Agreement has been duly and validly authorized, executed and delivered by the Offerors and constitutes the legal, valid and binding obligations of the Offerors enforceable in accordance with its terms, except as the enforcement hereof or thereof may be limited by general principles of equity and by bankruptcy or other laws relating to or affecting creditors' rights generally, and except as the indemnification and contribution provisions hereof may be limited under applicable laws and certain remedies may not be available in the case of a non-material breach;

                         (v) Each of the Indenture, the Trust Agreement and the Guarantee has been duly qualified under the Trust Indenture Act, has been duly authorized, executed and delivered by the Company, and is a valid and legally binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity;

                        (vi) The Debentures have been duly authorized, executed, authenticated and delivered by the Company, are entitled to the benefits of the Indenture and are legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity;

                       (vii) The Expense Agreement has been duly authorized, executed and delivered by the Company, and is a valid and legally binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity;

                      (viii) To the best of such counsel's knowledge, neither of the Offerors nor any of the Subsidiaries is in breach or violation of, or default under, with or without notice or lapse of time or both, its corporate charter, by-laws or governing document (including without limitation, the Trust Agreement). The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement, and the Trust Agreement do not and will not conflict with, result in the creation or imposition of any material lien, claim, charge, encumbrance or restriction upon any property or assets of the Offerors or the Subsidiaries or the Designated Preferred Securities pursuant to, or constitute a material breach or violation of, or constitute a material default under, with or without notice or lapse of time or both, any of the terms, provisions or conditions of the charter, by-laws or governing document (including without limitation, the Trust Agreement) of the Offerors or the Subsidiaries, or to the best of such counsel's knowledge, any material contract, indenture, mortgage, deed of trust, loan or credit agreement, note, lease, franchise, license or any other agreement or instrument to which either Offeror or the Subsidiaries is a party or by which any of them or any of their respective properties may be bound or any order, decree, judgment, franchise, license, material Permit, or rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, known to such counsel having jurisdiction over the Offerors or the Subsidiaries or any of their respective properties which, in each case, is material to the Offerors and the Subsidiaries on a consolidated basis. No authorization, approval, consent or order of, or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required under Delaware law in connection with the transactions contemplated by this Agreement in connection with the purchase and distribution of the Designated Preferred Securities by the Underwriters;

                        (ix) To the best of such counsel's knowledge, holders of securities of the Offerors either do not have any right that, if exercised, would require the Offerors to cause such securities to be included in the Registration Statement or have waived such right. To the best of such counsel's knowledge, neither the Offerors nor any of the Subsidiaries is a party to any agreement or other instrument which grants rights for or relating to the registration of any securities of the Offerors;

                         (x) Except as set forth in the Registration Statement and the Prospectus, to the best of such counsel's knowledge, (i) no action, suit or proceeding at law or in equity is pending or threatened in writing to which any of the Offerors or the Subsidiaries is or could reasonably be expected to become a party, and (ii) no action, suit or proceeding is pending or threatened in writing against or affecting the Offerors or the Subsidiaries or any of their properties, before or by any court or governmental official, commission, board or other administrative agency, authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could reasonably be expected to have a material adverse effect on the consummation of this Agreement or the issuance and sale of the Designated Preferred Securities as contemplated herein or the condition (financial or otherwise), earnings, affairs, business, or results of operations of the Offerors and the Subsidiaries on a consolidated basis or which is required to be disclosed in the Registration Statement or the Prospectus and is not so disclosed;

                        (xi) No authorization, approval, consent or order of or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required in connection with the transactions contemplated by this Agreement, the Trust Agreement, the Registration Statement and the Prospectus, except such as have been obtained under the 1933 Act, the

         1934 Act, and the Trust Indenture Act, and except such as may be required under state securities laws or Interpretations or Rules of the NASD in connection with the purchase and distribution of the Designated Preferred Securities by the Underwriters, as to which such counsel need express no opinion;

                       (xii) The Registration Statement and the Prospectus and any amendments or supplements thereto and any documents incorporated therein by reference (other than the financial statements or other financial or statistical data included therein or omitted therefrom and Underwriters' Information, as to which such counsel need express no opinion) comply as to form in all material respects with the requirements of the 1933 Act and the 1933 Act Regulations as of their respective dates of effectiveness;

                      (xiii) To the best of such counsel's knowledge, there are no contracts, agreements, leases or other documents of a character required to be disclosed in the Registration Statement or Prospectus or to be filed as exhibits to the Registration Statement that are not so disclosed or filed;

                       (xiv)  The   statements  under  the  captions  "Business-
         Supervision and Regulation," "Description of the Trust," "Description of the Preferred Securities," "Description of the Subordinated Debentures," "Book-Entry Issuance," "Description of the Guarantee," "Relationship Among the Preferred Securities, the Subordinated Debentures and the Guarantee," "Federal Income Tax Consequences," and "ERISA Considerations" in the Prospectus, insofar as such statements constitute a summary of legal and regulatory matters, documents or instruments referred to therein, are accurate descriptions of the matters summarized therein in all material respects and fairly present the information called for with respect to such legal matters, documents and instruments, other than financial and statistical data as to which said counsel shall not be required to express any opinion or belief;

                        (xv) Such counsel has been advised by the staff of the Commission that the Registration Statement has become effective under the 1933 Act; any required filing of the Prospectus pursuant to Rule 424(b) has been made within the time period required by Rule
         424(b); to the best of such counsel's knowledge, no stop order suspending the effectiveness of the Registration Statement has been issued and no proceedings for a stop order are pending or threatened by the Commission;

                       (xvi)  Except  as  described  in  or  contemplated by the
         Prospectus, to the best of such counsel's knowledge, there are no contractual encumbrances or restrictions, or material legal restrictions required to be described therein on the ability of any of the Subsidiaries (A) to pay dividends or make any other distributions on its capital stock or to pay indebtedness owed to the Offerors, (B) to make any loans or advances to, or investments in, the Offerors or
         (C) to transfer any of its property or assets to the Offerors; and

                      (xvii) To the best of such counsel's knowledge, (A) the business and operations of the Offerors and the Subsidiaries comply in all material respects with all statutes, ordinances, laws, rules and regulations applicable thereto and which are material to the Offerors and the Subsidiaries on a consolidated basis, except in those instances where non-compliance would not materially impair the ability of the

          Offerors and the Subsidiaries to conduct their business; and (B) the Offerors and the Subsidiaries possess and are operating in all material respects in compliance with the terms, provisions and conditions of all Permits that are required to conduct their businesses as described in the Prospectus and that are material to the Offerors and the Subsidiaries on a consolidated basis, except in those instances where the loss thereof or non-compliance therewith would not hav e a material adverse effect on the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis; to the best of such counsel's knowledge, no action suit or proceeding is pending or threatened which may lead to the revocation, termination, suspension or non-renewal of any such Permit, except in those instances where the loss thereof or non-compliance therewith would not materially impair the ability of the Offerors or the Subsidiaries to conduct their businesses.

                  In giving the above  opinion,  such  counsel  may state  that, insofar  as such  opinion  involves  factual  matters,  they  have  relied  upon certificates of officers of the Offerors including, without limitation, certificates as to the identity of any and all material contracts, indentures, mortgages, deeds of trust, loans or credit agreements, notes, leases, franchises, licenses or other agreements or instruments, and all material Permits, easements, consents, licenses, franchises and government regulatory authorizations, for purposes of paragraphs (viii), (xiii) and (xvi) hereof and certificates of public officials. In giving such opinion, such counsel may rely as to matters of Delaware law upon the opinion of Richards, Layton & Finger, P.A. described herein.

                  Such counsel shall also confirm that, in connection with the preparation of the Registration Statement and Prospectus, such counsel has participated in conferences with officers and representatives of the Offerors and with their independent public accountants and with you and your counsel, at which conferences such counsel made inquiries of such officers, representatives and accountants and discussed in detail the contents of the Registration Statement and Prospectus and the documents incorporated therein by reference (without taking further action to verify independently the statements made in the Registration Statement and the Prospectus, and without assuming responsibility for the accuracy or completeness of such statements, except to the extent expressly provided above) and such counsel has no reason to believe
(A) that the Registration Statement or any amendment thereto (except for the financial statements and related schedules and statistical data and exhibits included therein or omitted therefrom or Underwriters' Information, as to which such counsel need express no opinion), at the time the Registration Statement or any such amendment became effective, contained any untrue statement of a material  fact or  omitted  to state any  material  fact  required  to be stated
therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading or (B) that the Prospectus or any amendment or supplement thereto or the documents incorporated therein by reference (except for the financial statements and related schedules and statistical data and exhibits included therein or omitted therefrom or Underwriters' Information, as to which such counsel need express no opinion), at the Effective Date (or, if the term "Prospectus" refers to the prospectus first filed pursuant to Rule 424(b) of the 1933 Act Regulations, at the time the Prospectus was issued), at the time any such amended or supplemented Prospectus was issued, at the Closing Date and, if applicable, the Option Closing Date, contained or contains any untrue statement of a material fact or omitted or omits to state any material fact in order to make the statements therein, in light of the circumstances under which they were made, not misleading, or (C) that there is any amendment to the Registration Statement required to be filed that has not already been filed.

                  (e) John S. Daniels,  Esq. ("JSD"),  counsel for the Offerors,
                                               ---
shall have furnished to you his signed opinion, dated as of the Closing Date or the Option Closing Date, as the case may be, in form and substance satisfactory to counsel for the Underwriters, to the effect that, in connection with the preparation of the Registration Statement and Prospectus, such counsel has participated in conferences with officers and representatives of the Offerors and with you and your counsel, at which conferences such counsel made inquiries of such officers and representatives and discussed the contents of the Registration Statement and Prospectus and the documents incorporated therein by reference (without taking further action to verify independently the statements made in the Registration Statement and the Prospectus, and without assuming responsibility for the accuracy or completeness of such statements, except to the extent expressly provided above) and such counsel has no reason to believe
(A) that the Registration Statement or any amendment thereto (except for the financial statements and related schedules and statistical data included therein or omitted therefrom or Underwriters' Information, as to which such counsel need express no opinion), at the time the Registration Statement or any such amendment became effective, contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading or (B) that the Prospectus or any amendment or supplement thereto or the documents incorporated therein by reference (except for the financial statements and related schedules and statistical data included therein or omitted therefrom or Underwriters' Information, as to which such counsel need express no opinion), at the time the Registration Statement became effective (or, if the term "Prospectus" refers to the prospectus first filed pursuant to Rule 424(b) of the 1933 Act Regulations, at the time the Prospectus was issued), at the time any such amended or supplemented Prospectus was issued, at the Closing Date and, if applicable, the Option Closing Date, contained or contains any untrue statement of a material fact or omitted or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which they were made, or (C) that there is any amendment to the Registration Statement required to be filed that has not already been filed.

                  (f) Richards, Layton & Finger, P.A., special Delaware counsel to the Offerors, shall have furnished to you their signed opinion, dated as of Closing Date or the Option Closing Date, as the case may be, in form and substance satisfactory to counsel for the Underwriters, to the effect that:

                         (i) The Trust has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act.

                        (ii)  The   Trust  Agreement  constitutes  a  valid  and
         binding obligation of the Company and the Trustees and is enforceable against the Company and the Trustees in accordance with its terms.

                        iii)  Under  the  Delaware  Statutory  Trust Act and the
         Trust Agreement, the Trust has the trust powers and authority (a) to execute and deliver, and to perform its obligations under this Agreement, (b) to issue and perform its obligations under the Trust Securities; and (c) to conduct its business as described in the Prospectus.

                        (iv) Under the Delaware Statutory Trust Act and the Trust Agreement, the execution and delivery by the Trust of this Agreement, and the performance by the Trust of its obligations under this Agreement, have been duly authorized by all necessary trust action on the part of the Trust.

                         (v) The Preferred Securities have been duly authorized by the Trust Agreement and are validly issued and subject to the qualification expressed in paragraph (vi) below, fully paid and nonassessable beneficial interests in the assets of the Trust and are entitled to the benefits of the Trust Agreement. The form of Certificate has been duly authorized by the Trust and complies with all applicable requirements of the Delaware Statutory Trust Act.

                        (vi) Holders of Designated Preferred Securities, as beneficial owners of the Trust, will be entitled to the same limitation of personal liability extended to shareholders of private, for-profit corporations organized under the General Corporation Law of the State of Delaware. Such opinion may note that the holders of Designated Preferred Securities may be obligated to make payments as set forth in the Trust Agreement.

                       (vii) Under the Delaware Statutory Trust Act and the Trust Agreement, the issuance of the Designated Preferred Securities is not subject to preemptive rights.

                      (viii)  The   issuance  and  sale  by  the  Trust  of  the
         Designated Preferred Securities and the Common Securities, the execution, delivery and performance by the Trust of this Agreement, and the consummation by the Trust of the transactions contemplated by this Agreement, do not violate (a) any provisions of the Trust Agreement, or
         (b) any applicable Delaware law, rule or regulation.

                        (ix) Neither the execution, delivery and performance by the Trust of this Agreement, nor the offering, issuance, sale or delivery of the Preferred Securities, requires the consent or approval of, the withholding of objection on the part of, the giving of notice to, the filing, registration or qualification with, or the taking of any action in respect of, any governmental authority or agency of the State of Delaware, other than the filing of the Certificate of Trust with the Secretary of State.

                  Such  opinion  may state that it is limited to the laws of the
State of Delaware and that the opinions expressed in paragraphs (ii) and (iii) above are subject to the effect upon the Trust Agreement, the Debentures, the Indenture, the Guarantee and the Expense Agreement of (i) bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation, fraudulent conveyance and other similar laws relating to or affecting the rights and remedies of creditors generally, (ii) principles of equity, including applicable law relating to fiduciary duties (regardless of whether considered and applied in a proceeding in equity or at law), and (iii) the effect of applicable public policy on the enforceability of provisions relating to indemnification or contribution.

                  (g) Bryan Cave LLP, counsel for the Underwriters, shall have furnished you their signed opinion, dated the Closing Date or the Option Closing Date, as the case may be, with respect to the sufficiency of all corporate procedures and other legal matters relating to this Agreement, the validity of the Designated Preferred Securities, the Registration Statement, the Prospectus and such other related matters as you may reasonably request and there shall have been furnished to such counsel such documents and other information as they may request to enable them to pass on such matters. In giving such opinion, Bryan Cave LLP may rely as to matters of fact upon statements and certifications of officers of the Offerors and of other appropriate persons and may rely as to matters of law, other than law of the United States and the State of Missouri, upon the opinions of JSD, Jackson Walker and Richards, Layton & Finger, P.A. described herein.

                  (h) On the date of this Agreement and on the Closing Date (and, if applicable, any Option Closing Date), the Representatives shall have received from KPMG LLP a letter, dated the date of this Agreement and the Closing Date (and, if applicable, the Option Closing Date), respectively, in form and substance satisfactory to the Representatives, confirming that they are independent public accountants with respect to Company (which shall be inclusive of its subsidiaries for purposes of this Section 6(g)), within the meaning of the 1933 Act and the 1933 Act Regulations, and stating in effect that:

                         (i)  In   their  opinion,  the  consolidated  financial
         statements of the Company audited by them and included in the Registration Statement comply as to form in all material respects with the applicable accounting requirements of the 1933 Act, the 1933 Act Regulations, the 1934 Act and the 1934 Act Regulations.

                        (ii)  On  the  basis  of the procedures specified by the
         American Institute of Certified Public Accountants as described in SAS No. 71, "Interim Financial Information," inquiries of officials of the Company responsible for financial and accounting matters, and such other inquiries and procedures as may be specified in such letter, which procedures do not constitute an audit in accordance with U.S. generally accepted auditing standards, nothing came to their attention that caused them to believe that, if applicable, the unaudited interim consolidated financial statements of the Company included in the Registration Statement do not comply as to form in all material respects with the applicable accounting requirements of the 1933 Act, 1933 Act Regulations, including without limitation, Regulation S-K, or are not in conformity with U.S. generally accepted accounting principles applied on a basis substantially consistent, except as noted in the Registration Statement, with the basis for the audited consolidated financial statements of the Company included in the Registration Statement.

                       (iii) On the basis of limited procedures, not constituting an audit in accordance with U.S. generally accepted auditing standards, consisting of a reading of the unaudited interim financial statements and other information referred to below, a reading of the latest available unaudited condensed consolidated financial statements of the Company, inspection of the minute books of the
         Company since the date of the latest audited financial statements of the Company included or incorporated by reference in the Registration Statement, inquiries of officials of the Company responsible for financial and accounting matters and such other inquiries and procedures as may be specified in such letter, nothing came to their attention that caused them to believe that:

                                    (A)  as  of  a  specified date not more than
                  five days prior to the date of such letter, there have been any changes in the consolidated capital stock of the Company, any increase in the consolidated debt of the Company, any decreases in consolidated total assets or shareholders' equity of the Company, or any changes, decreases or increases in other items specified by the Representatives, in each case as compared with amounts shown in the latest unaudited interim consolidated statement of financial condition of the Company included in the Registration Statement except in each case for changes, increases or decreases which the Registration Statement specifically discloses, have occurred or may occur or which are described in such letter; and

                                    (B) for  the  period  from  the  date of the
                  latest unaudited interim consolidated financial statements of the Company included in the Registration Statement to the specified date referred to in clause (iii)(A), there were any decreases in the consolidated interest income, net interest income, or net income of the Company or in the per share amount of net income of the Company, or any changes, decreases or increases in any other items specified by the Representatives, in each case as compared with the comparable period of the preceding year and with any other period of corresponding length specified by the Representatives, except in each case for increases or decreases which the Registration Statement discloses have occurred or may occur, or which are described in such letter.

                        (iv) In addition to the audit referred to in their report included in the Registration Statement and the limited procedures, inspection of minute books, inquiries and other procedures referred to in paragraphs (ii) and (iii) above, they have carried out certain specified procedures, not constituting an audit in accordance with U.S. generally accepted auditing standards, with respect to certain amounts, percentages and financial information specified by the Representatives which are derived from the general accounting records and consolidated financial statements of the Company which appea r in the Registration Statement, and have compared such amounts, percentages and financial information with the accounting records and the material derived from such records and consolidated financial statements of the Company have found them to be in agreement.

                  In the event that the letters to be delivered referred to above set forth any such changes, decreases or increases as specified in clauses
(iii)(A) or (iii)(B) above, or any exceptions from such agreement specified in clause (iv) above, it shall be a further condition to the obligations of the Underwriters that the Representatives shall have determined, after discussions with officers of the Company responsible for financial and accounting matters, that such changes, decreases, increases or exceptions as are set forth in such letters do not (x) reflect a material adverse change in the items specified in clause (iii)(A) above as compared with the amounts shown in the latest unaudited consolidated statement of financial condition of the Company included in the Registration Statement, (y) reflect a material adverse change in the items specified in clause (iii)(B) above as compared with the corresponding periods of the prior year or other period specified by the Representatives, or (z) reflect a material change in items specified in clause (iv) above from the amounts shown in the Preliminary Prospectus distributed by the Underwriters in connection with the offering contemplated hereby or from the amounts shown in the Prospectus.

                  (i) [Reserved].

                  (j) At the Closing Date and, if applicable, the Option Closing Date, you shall have received certificates of the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer of the Company, which certificates shall be deemed to be made on behalf of the Company dated as of the Closing Date and, if applicable, the Option Closing Date, evidencing satisfaction of the conditions of Section 6(a) and stating that (i) the representations and warranties of the Company set forth in Section 2(a) hereof are accurate as of the Closing Date and, if applicable, the Option

Closing Date, and that the Offerors have complied with all agreements and satisfied all conditions on their part to be performed or satisfied at or prior to such Closing Date; (ii) since the respective dates as of which information is given in the Registration Statement and the Prospectus, there has not been any material adverse change in the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis; (iii) since such dates there has not been any material transaction entered into by the Offerors or the Subsidiaries other than transactions in the ordinary course of business; and (iv) they have carefully examined the Registration Statement and the Prospectus as amended or supplemented and nothing has come to their attention that would lead them to believe that either the Registration Statement or the Prospectus, or any amendment or supplement thereto as of their respective effective or issue dates, contained, and the Prospectus as amended or supplemented at such Closing Date (and, if applicable, the Option Closing Date), contains any untrue statement of a material fact, or omits to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading; and (v) covering such other matters as you may reasonably request. The officers' certificate of the Company shall further state that no stop order affecting the Registration Statement is in effect or, to their knowledge, threatened.

                  (k) At the Closing Date and, if applicable, the Option Closing Date, you shall have received a certificate of an authorized representative of the Trust to the effect that to the best of his or her knowledge based upon a reasonable investigation, the representations and warranties of the Trust in this Agreement are true and correct as though made on and as of the Closing Date (and, if applicable, the Option Closing Date); the Trust has complied with all the agreements and satisfied all the conditions required by this Agreement to be performed or satisfied by the Trust on or prior to the Closing Date and since the most recent date as of which information is given in the Prospectus, except as contemplated by the Prospectus, the Trust has not incurred any material liabilities or obligations, direct or contingent, or entered into any material transactions not in the ordinary course of business and there has not been any material adverse change in the condition (financial or otherwise) of the Trust.

                  (l) On the Closing Date, you shall have received duly executed counterparts of the Trust Agreement, the Guarantee, the Indenture and the Expense Agreement.

                  (m) The NASD, upon review of the terms of the public offering of the Designated Preferred Securities, shall not have objected to the Underwriters' participation in such offering.

                  (n) Prior to the Closing Date and, if applicable, the Option Closing Date, the Offerors shall have furnished to you and counsel for the Underwriters all such other documents, certificates and opinions as they have reasonably requested.

                  All opinions, certificates, letters and other documents shall be in compliance with the provisions hereof only if they are reasonably satisfactory in form and substance to you. The Offerors shall furnish you with conformed copies of such opinions, certificates, letters and other documents as you shall reasonably request.

                  If any of the conditions referred to in this Section 6 shall not have been fulfilled when and as required by this Agreement, this Agreement and all of the Underwriters' obligations hereunder may be terminated by you on notice to the Company at, or at any time before, the Closing Date or the Option Closing Date, as applicable. Any such termination shall be without liability of the Underwriters to the Offerors.

         7.       Indemnification and Contribution.
                  --------------------------------

                  (a) The Offerors jointly and severally agree to indemnify and hold harmless each Underwriter, each of its directors, officers and agents, and each person, if any, who controls any Underwriter within the meaning of the 1933 Act, against any and all losses, claims, damages, liabilities and expenses (including reasonable costs of investigation and attorneys' fees and expenses), joint or several, arising out of or based upon: (i) any untrue statement or alleged untrue statement of a material fact made by the Company or the Trust contained in Section 2(a) of this Agreement (or any certificate delivered by the Company or the Trust pursuant to Sections 6(j), 6(k) or 6(n) hereof) or the registration statement as originally filed or the Registration Statement, any Preliminary Prospectus or the Prospectus, or in any amendment or supplement thereto; (ii) any omission or alleged omission to state a material fact in the registration statement as originally filed or the Registration Statement, the Preliminary Prospectus or the Prospectus, or in any amendment or supplement thereto, required to be stated therein or necessary to make the statements therein not misleading, and against any and all losses, claims, damages, liabilities and expenses (including reasonable costs of investigation and attorneys' fees), joint or several, arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any Preliminary Prospectus or the Prospectus, or in any amendment or supplement thereto, or arising out of or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; or (iii) the enforcement of this indemnification provision or the contribution provisions of Section 7(d); and shall reimburse each such indemnified party for any legal or other expenses as incurred (but in no event less frequently than 30 days after each invoice is submitted, incurred) by them in connection with investigating or defending against or appearing as a third-party witness in connection with any such loss, claim, damage, liability or action, notwithstanding the possibility that payments for such expenses might later be held to be improper, in which case such payments shall be promptly refunded; provided, however, that the Offerors shall not be liable in any such case to the extent, but only to the extent, that any such losses, claims, damages, liabilities and expenses arise out of or are based upon any untrue statement or omission or allegation thereof that has been made therein or omitted therefrom in reliance upon and in conformity with the Underwriters' Information; provided, that the indemnification contained in this paragraph with respect to any Preliminary Prospectus shall not inure to the benefit of any Underwriter (or of any person controlling any Underwriter) to the extent any such losses, claims, damages, liabilities or expenses directly results from the fact that such Underwriter sold Designated Preferred Securities to a person to whom there was not sent or given, at or prior to the written confirmation of such sale, a copy of the Prospectus (as amended or supplemented if any amendments or supplements thereto shall have been furnished to you in sufficient time to distribute same with or prior to the written confirmation of the sale involved), if required by law, and if such loss, claim, damage, liability or expense would not have arisen but for the failure to give or send such person such document. The foregoing indemnity agreement is in addition to any liability the Company or the Trust may otherwise have to any such indemnified party.

                  (b) Each Underwriter, severally and not jointly, agrees to indemnify and hold harmless each Offeror, each of its directors, each of its officers who signed the Registration Statement and each person, if any, who controls an Offeror within the meaning of the 1933 Act, to the same extent as required by the foregoing indemnity from the Company to each Underwriter, but only with respect to the Underwriters' Information. The foregoing indemnity agreement is in addition to any liability which any Underwriter may otherwise have to any such indemnified party.

                  (c) If any action or claim shall be brought or asserted against any indemnified party or any person controlling an indemnified party in respect of which indemnity may be sought from the indemnifying party, such indemnified party or controlling person shall promptly notify the indemnifying party in writing, and the indemnifying party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the indemnified party and the payment of all expenses; provided, however, that the failure so to notify the indemnifying party shall not relieve it from any liability which it may have to an indemnified party otherwise than under such paragraph, and further, shall only relieve it from liability under such paragraph to the extent prejudiced thereby. Any indemnified party or any such controlling person shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such indemnified party or such controlling person unless (i) the employment thereof has been specifically authorized by the indemnifying party in writing, (ii) the indemnifying party has failed to assume the defense or to employ counsel reasonably satisfactory to the indemnified party or (iii) the named parties to any such action (including any impleaded parties) include both such indemnified party or such controlling person and the indemnifying party and such indemnified party or such controlling person shall have been advised by such counsel that there may be one or more legal defenses available to it that are different from or in addition to those available to the indemnifying party (in which case, if such indemnified party or controlling person notifies the indemnifying party in writing that it elects to employ separate counsel at the expense of the indemnifying party, the indemnifying party shall not have the right to assume the defense of such action on behalf of such indemnified party or such controlling person) it being understood, however, that the indemnifying party shall not, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys at any time and for all such indemnified parties and controlling persons, which firm shall be designated in writing by the indemnified party(ies) (and, if such indemnified parties are Underwriters, by you, as Representatives). Each indemnified party and each controlling person, as a condition of such indemnity, shall use reasonable efforts to cooperate with the indemnifying party in the defense of any such action or claim. The indemnifying party shall not be liable for any settlement of any such action effected without its written consent, but if there be a final judgment for the plaintiff in any such action, the indemnifying party agrees to indemnify and hold harmless any indemnified party and any such controlling person from and against any loss, claim, damage, liability or expense by reason of such settlement or judgment.

                  An indemnifying party shall not, without the prior written consent of each indemnified party, settle, compromise or consent to the entry of any judgment in any pending or threatened claim, action, suit or proceeding in respect of which indemnity may be sought hereunder (whether or not such indemnified party or any person who controls such indemnified party within the meaning of the 1933 Act is a party to such claim, action, suit or proceeding), unless such settlement, compromise or consent includes a release of each such indemnified party reasonably satisfactory to each such indemnified party and each such controlling person from all liability arising out of such claim, action, suit or proceeding or unless the indemnifying party shall confirm in a written agreement with each indemnified party, that notwithstanding any federal, state or common law, such settlement, compromise or consent shall not alter the right of any indemnified party or controlling person to indemnification or contribution as provided in this Agreement.

                  (d) If the indemnification provided for in this Section 7 is unavailable or insufficient to hold harmless an indemnified party under paragraphs (a), (b) or (c) hereof in respect of any losses, claims, damages, liabilities or expenses referred to therein, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses (i) in such proportion as is appropriate to reflect the relative benefits received by the Offerors on the one hand and the Underwriters on the other from the offering of the Designated Preferred Securities or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Offerors on the one hand and the Underwriters on the other in connection with the statements or omissions that resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative benefits received by the Offerors on the one hand and the Underwriters on the other shall be deemed to be in the same proportion as the total net proceeds from the offering of the Designated Preferred Securities (before deducting expenses) received by the Offerors bear to the total underwriting discounts, commissions and compensation received by the Underwriters, in each case as set forth in the table on the cover page of the Prospectus. The relative fault of the Offerors on the one hand and of the Underwriters on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Offerors or by the Underwriters and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statement or omission. The Offerors and the Underwriters agree that it would not be just and equitable if contribution pursuant to this paragraph
(d) were determined by pro rata allocation or by any other method of allocation that does not take into account the equitable considerations referred to herein. The amount paid or payable by an indemnified party as a result of the losses, claims, damages, liabilities and expenses referred to in the first sentence of this paragraph (d) shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this paragraph (d), no Underwriter shall be required to contribute any amount in excess of the amount by which the total price at which the Designated Preferred Securities underwritten by such Underwriter and distributed to the public were offered to the public exceeds the amount of any damages that such Underwriter has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

                  For purposes of this paragraph (d), each person who controls an Underwriter within the meaning of the 1933 Act shall have the same rights to contribution as such Underwriter, and each person who controls an Offeror within the meaning of the 1933 Act, each officer and trustee of an Offeror who shall have signed the Registration Statement and each director of an Offeror shall have the same rights to contribution as the Offerors subject in each case to the preceding sentence. The obligations of the Offerors under this paragraph (d) shall be in addition to any liability which the Offerors may otherwise have and the obligations of the Underwriters under this paragraph (d) shall be in addition to any liability that the Underwriters may otherwise have.

                  (e) The indemnity and contribution agreements contained in this Section 7 and the representations and warranties of the Offerors set forth in this Agreement shall remain operative and in full force and effect, regardless of (i) any investigation made by or on behalf of any Underwriter or any person controlling an Underwriter or by or on behalf of the Offerors, or such directors, trustees or officers (or any person controlling an Offeror, (ii) acceptance of any Designated Preferred Securities and payment therefor hereunder and (iii) any termination of this Agreement. A successor of any Underwriter or of an Offeror, such directors, trustees or officers (or of any person controlling an Underwriter or an Offeror) shall be entitled to the benefits of the indemnity, contribution and reimbursement agreements contained in this
Section 7.

                  (f) The Company agrees to indemnify the Trust against any and all losses, claims, damages or liabilities that may become due from the Trust under this Section 7.

         8. Termination. You shall have the right to terminate this Agreement at
            -----------
any time by written notice at or prior to the Closing Date or, with respect to the Underwriters' obligation to purchase the Option Preferred Securities, at any time at or prior to the Option Closing Date, without liability on the part of the Underwriters to the Offerors, if:

                  (a) Either Offeror shall have failed, refused, or been unable to perform any agreement on its part to be performed under this Agreement, or any of the conditions referred to in Section 6 shall not have been fulfilled, when and as required by this Agreement;

                  (b) The Offerors or any of the Subsidiaries shall have sustained any material loss or interference with its business from fire, explosion, flood or other calamity, whether or not covered by insurance, or from any labor dispute or court or governmental action, order or decree which in the judgment of the Representatives materially impairs the investment quality of the Designated Preferred Securities;

                  (c) There has been since the respective dates as of which information is given in the Registration Statement or the Prospectus, any materially adverse change in, or any development which is reasonably likely to have a material adverse effect on, the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Offerors and the Subsidiaries on a consolidated basis, whether or not arising in the ordinary course of business;

                  (d) There has occurred any outbreak of hostilities or other calamity or crisis or material change in general economic, political or financial conditions, or internal conditions, the effect of which on the financial markets of the United States is such as to make it, in your reasonable judgment, impracticable to market the Designated Preferred Securities or enforce contracts for the sale of the Designated Preferred Securities;

                  (e) Trading generally on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market shall have been suspended, or minimum or maximum prices for trading shall have been fixed, or maximum ranges for prices for securities shall have been required, by any of said exchanges or market system or by the Commission or any other governmental authority;

                  (f) A banking moratorium shall have been declared by either federal, Missouri, Illinois, Texas or California authorities; or

                  (g) Any action shall have been taken by any government in respect of its monetary affairs which, in your reasonable judgment, has a material adverse effect on the United States securities markets.

                  If this Agreement shall be terminated pursuant to this Section 8, the Offerors shall not then be under any liability to the Underwriters except as provided in Sections 5 and 7 hereof.

         9.       Default  of  Underwriters.  If any Underwriter or Underwriters
                  -------------------------
shall default in its or their obligations to purchase Designated Preferred Securities hereunder, the other Underwriters shall be obligated severally, in proportion to their respective commitments hereunder, to purchase the Designated Preferred Securities which such defaulting Underwriter or Underwriters agreed but failed to purchase; provided, however, that the non-defaulting Underwriters shall be under no obligation to purchase that portion of such Designated Preferred Securities to the extent that the aggregate number of Designated
Preferred Securities to be purchased by such non-defaulting Underwriters shall exceed 110% of the aggregate underwriting commitments with respect to such non-defaulting Underwriters as set forth in Schedule I hereto, and provided further, that no non-defaulting Underwriter shall be obligated to purchase Designated Preferred Securities to the extent that the number of such Designated Preferred Securities is more than 110% of such Underwriter's underwriting commitment set forth in Schedule I hereto.

                  In the event that the non-defaulting Underwriters are not obligated under the above paragraph to purchase the Designated Preferred Securities which the defaulting Underwriter or Underwriters agreed but failed to purchase, the Representatives may in their discretion arrange for one or more of the Underwriters or for another party or parties to purchase such Designated Preferred Securities on the terms contained herein. If within one business day after such default the Representatives do not arrange for the purchase of such Designated Preferred Securities, then the Company shall be entitled to a further period of one business day within which to procure another party or parties satisfactory to the Representatives to purchase such Designated Preferred Securities on such terms.

                  In the event that the Representatives or the Company do not arrange for the purchase of any Designated Preferred Securities to which a default relates as provided above, this Agreement shall be terminated.

                  If the remaining Underwriters or substituted underwriters are required hereby or agree to take up all or a part of the Designated Preferred Securities of a defaulting Underwriter or Underwriters as provided in this
Section 9, (i) you shall have the right to postpone the Closing Date for a period of not more than five full business days, in order to effect any changes that, in the opinion of counsel for the Underwriters or the Company, may thereby be made necessary in the Registration Statement or the Prospectus, or in any other documents or agreements, and the Company agrees promptly to file any amendments to the Registration Statement or supplements to the Prospectus which, in its opinion, may thereby be made necessary and (ii) the respective numbers of Designated Preferred Securities to be purchased by the remaining Underwriters or substituted underwriters shall be taken as the basis of their underwriting obligation for all purposes of this Agreement. Nothing herein contained shall relieve any defaulting Underwriter of any liability it may have for damages occasioned by its default hereunder. Any termination of this Agreement pursuant to this Section 9 shall be without liability on the part of any non-defaulting Underwriter or the Company, except for expenses to be paid or reimbursed pursuant to Section 5 and except for the provisions of Section 7.

         10.      Effective Date of Agreement. If the Registration Statement  is
                  ---------------------------
not effective at the time of execution of this Agreement, this Agreement shall become effective on the Effective Date at the time the Commission declares the Registration Statement effective. The Company shall immediately notify the Underwriters when the Registration Statement becomes effective.

                  If the Registration Statement is effective at the time of execution of this Agreement, this Agreement shall become effective at the earlier of 11:00 a.m. St. Louis time, on the first full business day following the day on which this Agreement is executed, or at such earlier time as the Representatives shall release the Designated Preferred Securities for initial public offering. The Representatives shall notify the Offerors immediately after they have taken any action which causes this Agreement to become effective.

                  Until such time as this Agreement shall have become effective, it may be terminated by the Offerors, by notifying you or by you, as Representatives of the several Underwriters, by notifying either Offeror, except that the provisions of Sections 5 and 7 shall at all times be effective.

         11.      Representations,   Warranties   and   Agreements   to  Survive
                  --------------------------------------------------------------
Delivery. The representations,  warranties,  indemnities,  agreements  and other
--------
statements of the Offerors and their officers and trustees set forth in or made pursuant to this Agreement and the agreements of the Underwriters contained in
Section 7 hereof shall remain operative and in full force and effect regardless of any investigation made by or on behalf of the Offerors or controlling persons of either Offeror, or by or on behalf of the Underwriters or controlling persons of the Underwriters, and shall survive delivery of and payment for the Designated Preferred Securities. The obligations of the Company pursuant to
Section 5 shall survive delivery of and payment for the Designated Preferred Securities and shall survive any termination or cancellation of this Agreement.

         12.      Notices.  Except  as otherwise provided in this Agreement, all
                  -------
notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand, mailed by registered or certified mail, return receipt requested, or transmitted by any standard form of telecommunication and confirmed. Notices to either Offeror shall be sent to First Banks, Inc., 600 James S. McDonnell Boulevard, Hazelwood, Missouri 63042,
Attention: Allen H. Blake (with a copy to John S. Daniels, Esq., 6440 North Central Expressway, Suite 503, Dallas, Texas 75206 and to Jackson Walker L.L.P., 901 Main Street, Suite 6000, Dallas, Texas 75202, Attention: James S. Ryan, III, Esq.); and notices to the Underwriters shall be sent to Stifel, Nicolaus & Company, Incorporated, One Financial Plaza, 501 North Broadway, 9th Floor, St. Louis, Missouri 63102, Attention: Rick E. Maples, and to Fahnestock & Co. Inc., 125 Broad Street, New York, New York 10004, Attention: Corporate Syndicate (with a copy to Bryan Cave LLP, 211 North Broadway, Suite 3600, St. Louis, Missouri 63102, Attention: Harold R. Burroughs, Esq.). In all dealings with the Company under this Agreement, Stifel, Nicolaus & Company, Incorporated, shall act jointly as representatives of and on behalf of the several Underwriters, and the Company shall be entitled to act and rely upon any statement, request, notice or agreement on behalf of the Underwriters, made or given by Stifel, Nicolaus & Company, Incorporated and Fahnestock & Co. Inc. on behalf of the Underwriters, as if the same shall have been made or given in writing by the Underwriters. No statement, request, notice, agreement or action issued or taken in connection with the Offering by Stifel, Nicolaus & Company, Incorporated or Fahnestock & Co. Inc. acting alone, without the express written agreement of the other party, shall be valid and binding against the other or the several Underwriters.

         13.      Parties. The Agreement herein set forth is made solely for the
                  -------
benefit of the Underwriters and the Offerors and, to the extent expressed, directors, trustees and officers of the Offerors, any person controlling the Offerors or the Underwriters, and their respective successors and assigns. No other person shall acquire or have any right under or by virtue of this Agreement. The term "successors and assigns" shall not include any purchaser, in his status as such purchaser, from the Underwriters of the Designated Preferred Securities.

         14.      Governing Law. This Agreement shall be governed by the laws of
                  -------------
the State of Missouri, without giving effect to the choice of law or conflicts of law principles thereof.

         15.      Counterparts. This  Agreement  may  be executed in one or more
                  ------------
counterparts, and when a counterpart has been executed by each party hereto all such counterparts taken together shall constitute one and the same Agreement.



         [The remainder of this page has been left blank intentionally]

                  If the foregoing is in accordance with the your understanding of our agreement, please sign and return to us a counterpart hereof, whereupon this shall become a binding agreement between the Company, the Trust and you in accordance with its terms.

                                Very truly yours,

                                FIRST BANKS, INC.


                                By:
                                    --------------------------------------------
                                Name:    Allen H. Blake
                                Title:   President, Chief Financial Officer
                                         and Secretary


                                FIRST PREFERRED CAPITAL TRUST IV

                                By:
                                   ---------------------------------------------
                                Name:   Allen H. Blake
                                Title:  Administrative Trustee


CONFIRMED AND ACCEPTED,
as of March 26, 2003

STIFEL, NICOLAUS & COMPANY, INCORPORATED


By:
   -----------------------------------------
     Name:      Mark J. Ross
     Title:     Managing Director


FAHNESTOCK & CO. INC.


By:
   -----------------------------------------
     Name:      Jason Janosz
     Title:     Senior Vice President

For themselves and as Representatives of the several
Underwriters named in Schedule I hereto.

                                   SCHEDULE I
                                   ----------

Underwriter                                       Number of Preferred Securities
-----------                                       ------------------------------

Stifel, Nicolaus & Company, Incorporated                           1,200,000
Fahnestock & Co., Inc.                                               400,000

                                                                   ---------
Total                                                              1,600,000
                                                                   =========

                                    EXHIBIT A

              LIST OF SIGNIFICANT DIRECT AND INDIRECT SUBSIDIARIES



                                   First Bank

                               First Bank & Trust

                           First America Capital Trust

                            First Land Trustee Corp.

                           FB Commercial Finance, Inc.

                    Star Lane Holdings Trust, Statutory Trust

                                 Star Lane Trust

                          First Preferred Capital Trust

                         Missouri Valley Partners, Inc.

                            First Banc Mortgage, Inc.

                        First Preferred Capital Trust II

                        First Preferred Capital Trust III

                  Bank of San Francisco Realty Investors, Inc.

                            The San Francisco Company

                            First Bank Capital Trust

                                                                   Exhibit 10.25

                First Banks Executive Incentive Compensation Plan

OBJECTIVES

o Promote superior short- and long-term financial performance of the institution through the efforts of key executive officers.
o Reward those key executive officers who deliver solid results with market-competitive incentives; provide above-market incentives for those who far exceed expectations.
o Attract, motivate, and retain skilled and experienced individuals who can increase the size and profitability of the institution.

ELIGIBLE PARTICIPANTS

The Chairman and the Board will annually determine those eligible to participate in the Plan. Aside from the CEO, the Plan is designed for the handful of executive officers whose impact is felt in every region and business unit of the company and whose contribution to the organization's success is difficult to measure by objective criteria alone. Although it is anticipated that individuals such as the CFO, COO, CCO, Director of Sales and Marketing, Director of
Operations, and Director of Technology would be eligible participants, the Chairman of the Board retains full discretion to determine eligibility in the Plan. Lineal descendants of James F. Dierberg and their spouses are not eligible to participate in the Plan, regardless of position.

Employees who are hired or promoted into eligible positions prior to July 1 of the Plan Year will be considered for participation on a prorated basis. The Chairman and the Board will make the determination.

INCENTIVE COMPENSATION FUNDING

Funding of incentive compensation is based on the weighted average Return On Equity (ROE). For the CEO, the weighted average ROE is defined as the current plan year ROE times 60% plus the preceding year's ROE times 25% plus the ROE two years prior times 15%. For all other participants, the weighted average ROE is defined as the current plan year ROE times 75% plus the preceding year's ROE times 25%. For purposes of calculating the weighted average ROE, Equity does not include unrealized gain or loss on derivatives.

There are separate funding formulae for the CEO and all other participants, as outlined below. If the weighted average ROE is less than Threshold (13.5% for the CEO, 11% for all other participants), no incentive amount will be generated.

CEO Funding Formula:
--------------------
62 * (weighted average ROE - 13.5%)1.35 * CEO's annual base salary at end of plan year

Other Participants Funding Formula:
-----------------------------------
22 * (weighted average ROE - 11%)1.35 * total of all participants' annual base salaries at end of plan year

INCENTIVE COMPENSATION DISTRIBUTION

Distributions of incentive funds, if any, are handled separately for the CEO and all other participants. Unless determined otherwise by the Chairman and the Board, the CEO will receive the full amount funded under the incentive formula outlined above.

The funding generated under the incentive formula outlined above for participants other than the CEO will be distributed among the participants proportionately based on the ratio of each participant's annual base salary at the end of the Plan Year to the aggregate of all participants' annual base salaries at the end of the Plan Year, provided however, that the CEO may exercise discretion in awarding a greater or lesser amount to any one or more participants, such that the total amount funded is ultimately awarded among all participants. Such discretion will be exercised based on the CEO's best judgment as to the relative contributions (or lack thereof) made by each participant toward improving ROE during the Plan Year.

NEW PARTICIPANTS

Funding with respect to those individuals who become participants between January 1st and June 30th of the plan year will be prorated for the number of full months during such year that they are participants. The distribution for individuals who become participants between January 1st and June 30th of the plan year should also be prorated for the number of full months during such year that they are participants.

SPECIAL ADJUSTMENTS

Extraordinary items, catastrophic events, or other occurrences and circumstance outside of the control and influence of participants that would inordinately distort the generation of the incentive compensation funding or the calculation of any individual incentive award may be taken into consideration and such adjustments made (upward or downward) as deemed appropriate by the Chairman and the Board.

The CEO has the discretion to reduce the funding for executives other than the CEO if one or more participants receives a performance review below "Achieves Performance Requirements" (or equivalent). The funding may be reduced up to an amount equal to the reduction in distribution to the executive(s) failing to receive a "Achieves Performance Requirements" review or better. The purpose of this provision is to prevent distortions that might otherwise occur if one or more executives received little or no distribution and the total amount of funding had to be allocated among the remaining participants.

In the event that there are fewer than three participants, other than the CEO, due to termination, reorganization, or any other cause, the Chairman of the Board and CEO have the discretion to increase or decrease the total funding up to 20%.

INCENTIVE CAP

Incentives are capped at 155% of year-end annual base salary for the CEO, and 85% of year-end annual base salary for all other participants.

SALARY AND EMPLOYEE BENEFIT ADMINISTRATION

Salary administration policies and procedures for the First Bank employees who are participants in this Plan will continue to be administered as in the past and will remain the same as for all other employees. Payments made pursuant to this incentive plan will not be used in determining benefit levels under any First Bank employee benefit program, unless such benefit plan documents specifically provide for their inclusion.

PAYMENT DATE

Payments will be made to eligible participants as soon as practical following the close of the Plan Year and the determination of financial results. Participants must be employed by First Banks, its Subsidiaries or Affiliates, on the date that payments are made, unless payment is required earlier under applicable State laws or regulations.

TERMINATION

Those participants, whose employment is terminated during the Plan Year due to retirement, death, disability, or involuntary termination not for Cause, are eligible to be considered for an award at such time as other award determinations are made. Such awards, if any, will be prorated through the date of termination and are payable at the time all other awards under this Plan are made. Participants who voluntarily terminate during the Plan Year, or whose employment is terminated involuntarily for Cause, are not eligible to receive an award under this Plan.

PLAN NONCONTRACTUAL

Nothing herein contained shall be construed as a commitment or agreement on the part of any person employed by First Banks, Inc. or any of its Subsidiaries or Affiliates to continue such person's employment with First Banks, Inc., its Subsidiaries or Affiliates, and nothing herein contained shall be construed as a commitment or agreement on the part of First Banks, Inc., its Subsidiaries or Affiliates to continue the employment of or the annual rate of compensation of any such person for any period, and all participants shall remain subject to discharge to the same extent as if the Plan had never been put into effect.

PLAN AMENDMENTS

This Plan, its formulas and goals, will be reviewed annually and recommendations made to renew, amend, or discontinue it as deemed appropriate by the Board of Directors.

PLAN YEAR

January 1, 2003 to December 31. 2003.

                                                                   Exhibit 10.26

                               SECOND AMENDMENT TO
                            SECURED CREDIT AGREEMENT

         This Second Amendment is made as of this 31st day of March, 2003, by and among First Banks, Inc., a Missouri corporation (the "Borrower"); Wells Fargo Bank, National Association, a national banking association (the "Agent"); and the undersigned financial institutions.

         WHEREAS the parties have made and entered into a Secured Credit Agreement dated as of August 22, 2002, as amended by a First Amendment to Secured Credit Agreement made as of December 31, 2002 (as so amended, the "Credit Agreement"). Terms used in this Second Amendment and not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

         WHEREAS certain related transactions have taken place in which (i) FBA has "gone private" and has been merged into the Borrower, (ii) the Intercompany Note has been cancelled; (iii) Union Financial has been merged into San Francisco Company and (iv) the Bank Subsidiaries have merged, and First Bank (Missouri) is the surviving Bank Subsidiary.

         WHEREAS by the terms of the Credit Agreement, San Francisco Company has agreed to guarantee payment of the Obligations and execute such agreements as the Agent may reasonably request to grant a first priority security interest to the Agent for the benefit of the Lenders in the stock of all Bank Subsidiaries.

         WHEREAS by reason of the above-described related transactions, the existing covenant set forth in Section 7.05(b) of the Credit Agreement must be replaced.

         NOW, THEREFORE, in consideration of the premises and of the mutual covenants hereinafter set forth, the parties agree as follows:

          1. The following definitions in Section 1.01 of the Credit Agreement are hereby amended, to be and read as follows:

               "Collateral" means the Borrower's Special Account and all property which is subject or is to be subject to the Liens granted by the 2003 Pledge Agreement and the San Francisco Company Security Agreement.

               "Compliance Certificate" means a certificate in substantially the form of Exhibit A to the Second Amendment to this Agreement, or such other form as the Borrower and the Required Lenders may from time to time agree upon in writing, executed by the Chief Financial Officer of the Borrower, stating (i) that any financial statements delivered therewith have been prepared in accordance with GAAP, subject to year-end audit adjustments, (ii) whether or not such officer has knowledge of the occurrence of any Default or Event of Default and stating in reasonable details the facts with respect to such Default or Event of Default, (iii) all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the Financial Covenants, and (iv) all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the other covenants.

               "Loan Documents" means this Agreement, the Notes, the 2003 Pledge Agreement and the San Francisco Company Security Agreement, as each may be renewed, extended, amended, rearranged, restructured, restated, replaced or otherwise modified from time to time.

         2. Section 1.01 of the Credit Agreement is hereby further amended by adding the following definitions:

               "2003 Pledge Agreement" means the Pledge Agreement in the form of Exhibit B to the Second Amendment to this Agreement, pledging to the Agent for the ratable benefit of the Lenders all of the stock of San Francisco Company that is owned by the Borrower, as well as certain stock acquired after the date of this Agreement.

               "San Francisco Company Guarantee" means the Guaranty in the form of Exhibit C to the Second Amendment to this Agreement, whereby San Francisco Company guarantees to the Lenders payment of the Obligations.

               "San Francisco Company Security Agreement" means the San Francisco Company Security Agreement in the form of Exhibit D to the Second Amendment to this Agreement, pledging to the Agent for the ratable benefit of the Lenders all of the stock of First Bank (Missouri) that is owned by San Francisco Company, as well as certain stock acquired after the date of the Second Amendment to this Agreement.

         3. Section 5.01 of the Credit Agreement is hereby amended by deleting subparagraphs c and d thereof.

         4. Section 5.08 of the Credit Agreement is hereby amended to be and read as follows:

               "Section 5.08. Additional Collateral.  The Borrower will deliver,
                              ---------------------
          and cause San Francisco Company to deliver, to the Agent any shares of capital stock of any FDIC-insured financial institution or its holding company acquired in whole or in part with the proceeds of Advances if either (A) 20 percent or more of any class of the voting securities of such entity are acquired, or (B) the Borrower's investment therein is $1 million or more; provided, however, that the Borrower need not
                               --------   -------
          deliver such shares if such entity is immediately merged with or consolidated into a Subsidiary. Any shares of capital stock so delivered shall constitute additional collateral under the 2003 Pledge Agreement (if delivered by the Borrower) or the San Francisco Company Security Agreement (if delivered by San Francisco Company). The Borrower need not deliver to the Agent any shares of capital stock of any FDIC-insured financial institution or its holding company acquired in whole or in part with the proceeds of Advances unless it either acquires 20 percent or more of any class of the voting securities or its investment therein is $1 million or more; however the Borrower will not, and will not permit San Francisco Company to, grant any security interest in such shares to any third party."

         5.    Section 5.09 of the Credit Agreement is deleted.

         6. Section 6.09 of the Credit Agreement is hereby amended to be and read as follows:

               Section 6.09. Issuance of Additional Stock.  Neither the Borrower
                             ----------------------------
          nor any Subsidiary whose shares are pledged pursuant to the 2003 Pledge Agreement or the San Francisco Company Security Agreement will issue any additional shares of capital stock unless such additional shares are immediately pledged pursuant to the 2003 Pledge Agreement or the San Francisco Company Security Agreement, as applicable.

         7. Section 7.05(b) of the Credit Agreement is hereby amended to be and read as follows:

         (b) The Borrower will cause First Bank (Missouri) to maintain its Non-Performing Assets at an amount not greater than 15 percent of its Primary Equity Capital, determined as of each quarter end. For purposes of this Section 7.05(b), First Bank (Missouri)'s non-performing asset known as the Lake of the Ozarks Development in an amount not in excess of $17 million shall not be treated as a non-performing asset.

         8. Section 9.06 of the Credit Agreement is hereby amended by revising clause (iv) to be and read as follows: "(iv) release any Collateral from the lien created by the 2003 Pledge Agreement or the San Francisco Company Security Agreement, or".

         9. Exhibit B to the Credit Agreement (the Compliance Certificate) is hereby replaced by Exhibit A to this Second Amendment.

         10. Schedule 4.04 to the Credit Agreement is hereby replaced with a new Schedule 4.04 in the form attached to this Second Amendment.

         11. This Second Amendment shall become effective when counterparts hereof executed by the Borrower, the Agent and each Lender have been delivered to the Agent and the Agent has received all of the following, each dated as of the date of this Second Amendment, in form and substance satisfactory to each
Lender:

         (a)   The 2003 Pledge Agreement, duly executed by the Borrower.

         (b) One or more certificates, representing in the aggregate all of the issued and outstanding capital stock of San Francisco Company that is owned by the Borrower, and one blank stock power executed by the Borrower for each such certificate.

         (c) The San Francisco Company Guarantee, duly executed by San Francisco Company.

         (d) The San Francisco Company Security Agreement, duly executed by San Francisco Company.

         (e) One or more certificates, representing in the aggregate all of the issued and outstanding capital stock of First Bank (Missouri) that is owned by San Francisco Company, and one blank stock power executed by San Francisco Company for each such certificate.

         (f) A signed copy of an opinion of counsel for the Borrower and its Subsidiaries, addressed to the Lenders, substantially in the form of Exhibit E to this Second Amendment.

         12. Except as amended by this Second Amendment, all of the original terms and conditions of the Credit Agreement shall remain in full force and effect. On the date this Second Amendment becomes effective, each reference in the Credit Agreement to "this Agreement" shall be deemed to be a reference to the Credit Agreement as amended by this Second Amendment. On the date this Second Amendment becomes effective, the Agent will deliver to the Borrower the stock certificates of First Bank (Missouri) (registered in the name of Union Financial Group, Ltd.), Union Financial, First Bank (California), San Francisco Company (registered in the name of First Banks America, Inc.) and FBA that are described in the schedule to this Second Amendment. All such certificates will be promptly cancelled. Further, it is recognized and agreed that on the effective date of this Second Amendment, the Pledge Agreement, the FBA Security Agreement, the Third Party Pledge Agreement, the Union Financial Guarantee and the Union Financial Security Agreement shall be of no further force and effect.

         13.   This  Second   Amendment   may  be  executed  in  any  number  of
counterparts, each of which shall be an original with the same effect as if the signatures hereto were upon the same instrument.

         14. The Borrower will reimburse the Agent upon demand for its out-of-pocket expenses, including fees and expenses of outside counsel, in connection with the preparation and review of this Second Amendment and any related documents and agreements.

         IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed by their respective officers thereunto duly authorized as of the date first above written.

                            (Signature Page Follows)

Address:                                   FIRST BANKS, INC.
600 James S. McDonnell Blvd.
Mail Code M1-199-014
Hazelwood, MO 63042
Attention:  Allen H. Blake                 By /s/ Allen H. Blake
                                              ----------------------------------
Telecopier: (314) 592-6621                   Its President
                                                 -------------------------------


Address:                                   WELLS FARGO BANK, NATIONAL
MAC:  N9305-071                                ASSOCIATION, as Agent
Sixth Street and Marquette Avenue
Minneapolis, Minnesota 55479
Attention:  Douglas A. Gallun
                                           By /s/ Douglas A. Gallun
Telecopier: (612) 667-3510                    ----------------------------------
                                              Its Vice President
                                                  ------------------------------



Address:                                   WELLS FARGO BANK, NATIONAL
MAC:  N9305-071                                ASSOCIATION, as a Lender
Sixth Street and Marquette Avenue
Minneapolis, Minnesota 55479
Attention:  Douglas A. Gallun
                                           By /s/ Douglas A. Gallun
Telecopier:(612) 667-3510                     ----------------------------------
                                              Its Vice President
                                                  ------------------------------



Address:                                   BANK ONE, N.A.
120 South LaSalle Street
Chicago, Illinois 60603-3400
Attention: Thomas H. Hackett
                                           By /s/ Thomas H. Hackett
Telecopier: (312) 661-9511                    ----------------------------------
                                              Its First Vice President
                                                  ------------------------------



Address:                                   LASALLE BANK NATIONAL
One Metropolitan Square                         ASSOCIATION
211 North Broadway, Suite 4050
St. Louis, Missouri 63102
Attention: Robert J. Mathias
                                           By /s/ Robert J. Mathias
Telecopier: (314) 621-3947                    ----------------------------------
                                             Its  Senior Banker
                                                  ------------------------------

Address:                                   THE NORTHERN TRUST COMPANY
50 South LaSalle Street
Chicago, Illinois 60675
Attention: Thomas E. Bernhardt             By /s/ Thomas E. Bernhardt
                                              ----------------------------------
Telecopier: (312) 557-8337                    Its Vice President
                                                  ------------------------------



Address:                                   UNION BANK OF CALIFORNIA, N.A.
445 South Figureroa Street
Los Angeles, California 90071
Attention: Dennis A. Cattell               By /s/ Dennis A. Cattell
                                              ----------------------------------
Telecopier: (213) 236-5548                    Its Vice President
                                                  ------------------------------



Address:                                   SUNTRUST BANK, NASHVILLE
201 Fourth Avenue North
Nashville, Tennessee 37219
Attention: Richard B. Boring               By /s/ Richard B. Boring
                                              ----------------------------------
Telecopier: (615) 748-5161                    Its Vice President
                                                  ------------------------------



Address:                                   FIFTH THIRD BANK
1701 Golf Road, Tower One, Suite 700
Rolling Meadows, IL 60008
Attention: Patrick A. Horne                By /s/ Patrick A. Horne
                                              ----------------------------------
Telecopier: (847) 871-6026                    Its Vice President
                                                  ------------------------------

                                    EXHIBIT A

                             COMPLIANCE CERTIFICATE


         This Compliance Certificate is being submitted on this ___ day of __________________, 200__, for the quarter ending on the ___ day of
__________________, 200__, pursuant to the terms of the Secured Credit Agreement dated as of August ___, 2002, as most recently amended by a Second Amendment dated as of March 31, 2003 (as so amended, the "Credit Agreement"), as the same may be thereafter amended from time to time, among Wells Fargo Bank, National Association (the "Agent"), the Lenders that are parties thereto, and First Banks, Inc., as Borrower. Capitalized terms used but not defined herein shall have the meanings set forth in the Credit Agreement.

         The undersigned officers of First Banks, Inc. jointly and severally certify to the Lenders that as of the date hereof:

         A. The representations and warranties contained in Article IV of the Credit Agreement are correct as of the date hereof, except to the extent that the same relate specifically to an earlier date;

         B.    No Default or Event of Default has occurred and is continuing;

         C. Attached is an accurate listing of the current Subsidiaries of First Banks, Inc.; and

         D. The computation of Margin and L/C Margin and compliance with the covenants contained in Article VII of the Credit Agreement are are supported by the following:

2.03     Funded Debt Ratio
         -----------------

(i) First Banks, Inc. (consolidated)                (2)              Ratio of                            L/C
Net Income for the quarter ended:               Funded Debt         (2) to (1)         Margin           Margin
---------------------------------               -----------         ----------         ------           ------

                       $
-----------------      ---------------

-----------------      ---------------

-----------------      ---------------

-----------------      ---------------
Total Net Income       $              (1)                                    %             bp               bp
                       ---------------          -----------         ----------         ------           ------

7.01     Total Risk Based Capital Ratio
         ------------------------------

                                                                         (2)
                                                                    Weighted-Risk
                                                                   Assets and Off-                        Minimum
                                                    (1)             Balance Sheet         Ratio of         Ratio
                                               Total Capital            Items            (1) to (2)      Permitted
                                               -------------            -----            ----------      ---------


First Banks, Inc. (consolidated)                                                                  %        10.0%
                                               -------------          ----------         ----------        -----


First Bank (Missouri)                                                                             %        10.0%
                                               -------------          ----------         ----------        -----

7.02     Tier I Risk Based Capital Ratio
         ------------------------------
                                                                         (2)
                                                                    Weighted-Risk
                                                                   Assets and Off-                        Minimum
                                                    (1)             Balance Sheet        Ratio of          Ratio
                                              Tier I Capital            Items           (1) to (2)       Permitted
                                              --------------            -----           ----------       ---------


First Banks, Inc. (consolidated)                                                                 %         6.0%
                                              --------------         -----------         ---------         ----


First Bank (Missouri)                                                                            %         6.0%
                                              --------------         -----------         ---------         ----

7.03     Leverage Ratio
         --------------
                                                                                                          Minimum
                                                   (1)                 (2)               Ratio of          Ratio
                                              Tier I Capital       Total Assets         (1) to (2)       Permitted
                                              --------------       ------------         ----------       ---------


First Banks, Inc. (consolidated)                                                                %          5.0%
                                              --------------       ------------         ---------          ----

First Bank (Missouri)                                                                           %          5.0%
                                              --------------       ------------         ---------          ----

7.04     Minimum Return on Assets
         ------------------------
                                                                                                          Minimum
Net Income for the quarter ended:                               Average Total          Ratio of            Ratio
---------------------------------                                Assets  (2)          (1) to (2)         Permitted
                                                                 -----------          ----------         ---------


First Banks, Inc. (consolidated)
                               $
---------------------------    --------------------

---------------------------    --------------------

---------------------------    --------------------

---------------------------    --------------------
Total Net Income               $                   (1)                                          %          0.70%
                               --------------------              ------------          ----------          -----

7.05     Non-Performing Assets
         ---------------------
                                                     (1)                (2)                               Maximum
                                               Non-Performing         Primary           Ratio of           Ratio
                                                   Assets          Equity Capital      (1) to (2)        Permitted
                                                   ------          --------------      ----------        ---------


First Banks, Inc. (consolidated)                                                                %           25%
                                               --------------        ----------        ----------           ---

First Bank (Missouri)                                       *                                   %           15%
                                               --------------        ----------        ----------           ---

*        Not including the Lake of the Ozarks Development asset, currently $__________; or, if the Lake of the Ozarks asset
         ---
         is currently valued in excess of $17,000,000, including only excess of Lake of Ozarks asset over $17,000,000.
                                                                 ----

7.06     Allowance for Loan and Lease Losses
         -----------------------------------
                                                 (1)
                                              Allowance               (2)                                 Minimum
                                            for Loan and         Non-Performing          Ratio of          Ratio
                                            Lease Losses             Assets             (1) to (2)       Permitted
                                            ------------             ------             ----------       ---------




First Bank (Missouri)                                                                           %          100%
                                            ------------         ------------           ---------          ----

7.07     Current Quarter Return on Assets
         --------------------------------
                                                                   Consolidated
Net Income for the quarter ended:                                  Assets as of
---------------------------------                                                                         Minimum
                                                                   __________,          Ratio of           Ratio
                                                                      2003             (1) to (2)        Permitted
                                                                      ----             ----------        ---------

First Banks, Inc. (consolidated)
           , 200
------------------------------    ----------
Multiplied by Four                         4
------------------------------    ----------
Total Net Income                  $                                                             %          0.80%
------------------------------    ----------                      ------------         ----------          -----


         Signed as of the day and year first above written.

                       FIRST BANKS, INC.


                       By:
                            ----------------------------------------------------
                                             Chief Executive Officer

                       By:
                            ----------------------------------------------------
                                             Chief Financial Officer

                       By:
                            ----------------------------------------------------
                                Senior Vice President - Chief Accounting Officer

                       By:
                            ----------------------------------------------------
                                             Chief Operating Officer

                       By:
                            ----------------------------------------------------
                                              Chief Credit Officer

                                    EXHIBIT B

                                PLEDGE AGREEMENT

         This Agreement is made as of this 31st day of March, 2003, by and between FIRST BANKS, INC., a Missouri Corporation ("Debtor") and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below ("Secured Party").

                                    RECITALS

         Debtor, Secured Party and certain financial institutions have executed a secured credit agreement dated as of August 22, 2002, as most recently amended by a Second Amendment of even date herewith (as so amended, the "Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $45,000,000 to Debtor and pursuant to which Secured Party has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of Debtor.

         One condition to the Lenders' and Secured Party's commitments under the Credit Agreement is that Debtor execute, deliver and perform this Collateral Pledge Agreement, thereby granting a security interest to Secured Party, as agent for the Lenders, in the Collateral described herein.

         Now, therefore, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:

         1. Security Interest and Collateral. To secure the payment and performance of the "Obligations," as such term is defined in the Credit Agreement, Debtor hereby grants Secured Party (for its own account and as agent for the Lenders) a security interest (the "Security Interest") in (i) all of the capital stock of The San Francisco Company, a Delaware corporation, owned by Debtor, (ii) any capital stock that Debtor may hereafter acquire and deliver to Secured Party pursuant to Section 5.08 of the Credit Agreement, and (iii) all proceeds of such capital stock and all other rights in connection with such property (collectively the "Collateral").

         2.  Representations,   Warranties  and  Covenants.  Debtor  represents,
warrants and covenants that:

             (a) Debtor will join with Secured Party in taking any action required by Secured Party in order to perfect the Security Interest and to protect the rights and priorities of Secured Party with respect to the Collateral. To that end, Debtor has delivered to Secured Party certificates representing all of the shares of capital stock constituting Collateral and executed and delivered one blank stock power for each such certificate. Debtor will, at Secured Party's request at any one or more times (i) duly endorse, in blank, each and every additional security certificate and instrument constituting Collateral by signing on such certificate or instrument or by signing a separate document of assignment or transfer; (ii) join with Secured

         Party in executing any instructions or agreements with securities intermediaries for the purpose of obtaining control of any investment property that may hereafter constitute Collateral; and (iii) instruct the issuer of any security that may hereafter constitute Collateral to register such security in the name of Secured Party.

               (b) Debtor is the owner of the Collateral free and clear of all liens, encumbrances, security interests and restrictions except the Security Interest and any restrictive legend appearing on any security certificate or any instrument constituting Collateral.

               (c) Debtor will keep the Collateral free and clear of all liens, encumbrances and security interests, except the Security Interest.

               (d) Debtor will pay, when due, all taxes and other governmental charges levied or assessed upon or against any Collateral.

               (e) Debtor will upon receipt deliver to Secured Party all investment property distributed on account of Collateral, such as stock dividends and securities resulting from stock splits, reorganizations and recapitalizations. The Security Interest shall attach to all such proceeds.

         3. Events of Default. The occurrence of any Event of Default under the Credit Agreement shall be an Event of Default hereunder.

         4. Remedies Upon Event of Default. Upon the occurrence of an Event of Default and during the continuance thereof, Secured Party may exercise any one or more of the rights and remedies specified in the Credit Agreement, and also any one or more of the following rights or remedies: (i) notify the obligor on or issuer of any Collateral or any securities intermediary to make payment to Secured Party of any amounts due or distributable on any Collateral, (ii) in Debtor's name or Secured Party's name enforce collection of any Collateral by suit or otherwise, or surrender, release or exchange all or any part of it, or compromise, extend or renew for any period any obligation evidenced by the Collateral, (iii) receive and keep in its possession or under its control subject to the Security Interest all proceeds of Collateral, except that any money received from the Collateral may, at Secured Party's option, be applied in reduction of the Obligations; (iv) exercise all voting and other rights as a holder of any Collateral; (v) exercise and enforce any or all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including the right to (A) order any securities intermediary to sell any Collateral on any established market or over the counter or to cause any Collateral to be redeemed; (B) give any transfer or redemption order to any issuer of Collateral; or (C) offer and sell Collateral privately to purchasers who will agree to take the Collateral for investment and not with a view to distribution and who will agree to the imposition of restrictive legends on any certificates representing Collateral, and the right to arrange for a sale which would otherwise qualify as exempt from registration under the Securities Act of 1933; and if notice to Debtor of any intended disposition of Collateral or any other intended action is required by law in a particular instance, such notice shall be deemed commercially reasonable if given at least 10 calendar days prior to the date of intended disposition or other action; and (vi) exercise or enforce any or all other rights or remedies available to Secured Party by law or agreement against any Collateral, against Debtor or against any other person or property.

         5. Secured Party's Duties. Secured Party's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if Secured Party exercises reasonable care in physically safekeeping such Collateral, or in the case of Collateral in the custody or possession of a securities intermediary or other third person, exercises reasonable care in the selection of the securities intermediary or other third person and Secured Party need not otherwise preserve, protect, insure or care for any Collateral. Secured Party shall not be obligated to preserve any rights Debtor may have against prior parties, to exercise at all or in any particular manner any voting rights which may be available with respect to any Collateral, to realize on the Collateral at all or in any particular manner or order, or to apply any cash proceeds of Collateral in any particular order of application. Regardless of the manner in which Secured Party chooses to exercise control over Collateral (whether by possession, by agreement with an issuer or Securities Intermediary, by transferring security entitlements into its own account, or otherwise), Secured Party shall not be deemed to be under any obligation to Debtor, whether as fiduciary, trustee, agent or otherwise, except the duty of good faith, the duties specifically imposed upon Secured Party by this Agreement, and the duties imposed upon it as a secured party by Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Minnesota.

         6. Miscellaneous. Any disposition of Collateral in the manner provided in Section 4 shall be deemed commercially reasonable. This Agreement can be waived, modified, amended, terminated or discharged, and the Security Interest can be released, only explicitly in a writing signed by Secured Party. A waiver signed by Secured Party shall be effective only in the specific instance and for the specific purpose given. Mere delay or failure to act shall not preclude the exercise or enforcement of any of Secured Party's rights or remedies. All rights and remedies of Secured Party shall be cumulative and may be exercised singularly or concurrently, at Secured Party's option, and the exercise or enforcement of any one such right or remedy shall neither be a condition to nor bar the exercise or enforcement of any other. All notices to be given to Debtor shall be deemed sufficiently given if delivered or mailed by registered or certified mail, postage prepaid, to Debtor at the address set forth following its signature on the signature page of this Agreement or at the most recent address shown on Secured Party's records. Debtor will reimburse Secured Party for all expenses (including reasonable attorneys' fees and legal expenses) incurred by Secured Party in the protection, defense or enforcement of the Security Interest, including expenses incurred in any litigation or bankruptcy or insolvency proceedings. This Agreement shall be binding upon and inure to the benefit of Debtor and Secured Party and their successors and assigns and shall take effect when signed by Debtor and delivered to Secured Party, and Debtor waives notice of Secured Party's acceptance hereof. This Agreement shall be governed by the internal laws of Minnesota and, unless the context otherwise requires, all terms used herein which are defined in Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Minnesota, shall have the meanings therein stated. If any provision or application of this Agreement is held unlawful or unenforceable in any respect, such illegality or unenforceability shall not affect other provisions or applications which can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had never been contained herein or prescribed hereby. All representations and warranties contained in this Agreement shall survive the execution, delivery and performance of this Agreement and the creation and payment of the Obligations.

         IN WITNESS WHEREOF, Debtor has executed this Agreement as of the day first above written.

                                 FIRST BANKS, INC.

                                 By
                                    --------------------------------------------
                                     Its
                                         ---------------------------------------


                                 Address:

                                 600 James S. McDonnell Blvd.
                                 Mail Code M1-199-014
                                 Hazelwood, MO 63042-2302

                                    EXHIBIT C

                                    GUARANTY
                                                       -------------, ----------
                                                                  March 31, 2003

         This Guaranty is made as of the above date by the undersigned, The San Francisco Company, a Delaware corporation, in favor of Wells Fargo Bank, National Association, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below.

                                    RECITALS

         First Banks, Inc. (the "Borrower"), the Agent and certain financial institutions have executed a secured credit agreement dated as of August 22, 2002, as most recently amended by a Second Amendment of even date herewith (as so amended, the "Secured Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $45,000,000 to the Borrower and pursuant to which the Agent has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of the Borrower.

         One condition to the Lenders' and Agent's commitment under the Secured Credit Agreement is that the undersigned execute, deliver and perform this Guaranty, thereby guaranteeing the payment and performance of all debts, liabilities and obligations of the Borrower to the Agent and the Lenders arising out of the Secured Credit Agreement and any extensions, renewals or replacements thereof (the "Indebtedness").

         Now, therefore, in consideration of the premises, the undersigned hereby agrees as follows:

         1. No act or thing need occur to establish the liability of the undersigned hereunder, and no act or thing, except full payment and discharge of all Indebtedness, shall in any way exonerate the undersigned or modify, reduce, limit, or release the liability of the undersigned hereunder.

         2. This is an absolute, unconditional and continuing guaranty of payment of the Indebtedness and shall continue to be in force and be binding upon the undersigned, whether or not all Indebtedness is paid in full, until this Guaranty is revoked prospectively as to future transactions, by written notice actually received by the Agent, and such revocation shall not be effective as to Indebtedness existing or committed for at the time of actual receipt of such notice by the Agent, or as to any renewals, extensions and refinancings thereof.

         3. If the undersigned shall be dissolved or shall be or become insolvent then the Agent shall have the right to declare immediately due and payable, and the undersigned will forthwith pay to the Agent, the full amount of all Indebtedness, whether due and payable or unmatured. If the undersigned voluntarily commences or there is commenced involuntarily against the undersigned a case under the United States Bankruptcy Code, the full amount of all Indebtedness, whether due and payable or unmatured, shall be immediately due and payable without demand or notice thereof.

         4. The undersigned shall be liable for all Indebtedness, without any limitation as to amount, plus accrued interest thereon and all attorneys' fees, collection costs and enforcement expenses referable thereto. Indebtedness may be created and continued in any amount, whether or not in excess of such principal amount, without affecting or impairing the liability of the undersigned hereunder. The Agent may apply any sums received by or available to the Agent on account of the Indebtedness from Borrower or any other person (except the undersigned), from their properties, out of any collateral security or from any other source to payment of the excess. Such application of receipts shall not reduce, affect or impair the liability of the undersigned hereunder.

         5. The undersigned will not exercise or enforce any right of contribution, reimbursement, recourse or subrogation available to the undersigned against any person liable to payment of the Indebtedness, or as to any collateral security therefor, unless and until all of the Indebtedness shall have been fully paid and discharged.

         6. The undersigned will pay or reimburse the Agent for all costs and expenses (including reasonable attorneys' fees and legal expenses) incurred by the Agent in connection with the protection, defense or enforcement of this Guaranty in any litigation or bankruptcy or insolvency proceedings.

         7. Whether or not any existing relationship between the undersigned and Borrower has been changed or ended and whether or not this Guaranty has been revoked, the Agent may, but shall not be obligated to, enter into transactions resulting in the creation or continuance of Indebtedness, without any consent or approval by the undersigned and without any notice to the undersigned. The liability of the undersigned shall not be affected or impaired by any of the following acts or things (which the Agent is expressly authorized to do, omit or suffer from time to time, both before and after revocation of this Guaranty, without notice to or approval by the undersigned): (i) any acceptance of collateral security, guarantors, accommodation parties or sureties for any or all Indebtedness; (ii) any one or more extensions or renewals of Indebtedness (whether or not for longer than the original period) or any modification of the interest rates, maturities or other contractual terms applicable to any Indebtedness; (iii) any waiver or indulgence granted to Borrower, any delay or lack of diligence in the enforcement of Indebtedness, or any failure to institute proceedings, file a claim, give any required notices or otherwise protect any Indebtedness, (iv) any full or partial release of, settlement with, or agreement not to sue, Borrower or any other guarantor or other person liable in respect of any Indebtedness; (v) any discharge of any evidence of Indebtedness or the acceptance of any instrument in renewal thereof or substitution therefor; (vi) any failure to obtain collateral security (including rights of setoff) for Indebtedness, or to see to the proper or sufficient creation and perfection thereof, or to establish the priority thereof, or to protect, insure, or enforce any collateral security; or any modification, substitution, discharge, impairment, or loss of any collateral security; (vii) any foreclosure or enforcement of any collateral security; (viii) any transfer of any Indebtedness or any evidence thereof; (ix) any order of application of any payments or credits upon Indebtedness; (x) any election by the Agent under ss. 1111(b)(2) of the United States Bankruptcy Code.

         8. The undersigned waives any and all defenses, claims and discharges of Borrower, or any other obligor, pertaining to Indebtedness, except the defense of discharge by payment in full. Without limiting the generality of the foregoing, the undersigned will not assert, plead or enforce against the Agent any defense of waiver, release, discharge in bankruptcy, statute of limitations, res judicata, statute of frauds, anti-deficiency statute, fraud, incapacity, minority, usury, illegality or unenforceability which may be available to Borrower or any other person liable in respect of any Indebtedness, or any setoff available against the Agent to Borrower or any such other person, whether or not on account of a related transaction. The undersigned expressly agrees that the undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing Indebtedness, whether or not the liability of Borrower or any other obligor for such deficiency is discharged pursuant to statute or judicial decision.

         9. The undersigned waives presentment, demand for payment, notice of dishonor or nonpayment, and protest of any instrument evidencing Indebtedness. The Agent shall not be required first to resort for payment of the Indebtedness to Borrower or other persons or their properties, or first to enforce, realize upon or exhaust any collateral security for Indebtedness, before enforcing this Guaranty.

         10. If any payment applied by the Agent to Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including, without limitation, the bankruptcy, insolvency or reorganization of Borrower or any other obligor), the Indebtedness to which such payment was applied shall for the purposes of this Guaranty be deemed to have continued in existence, notwithstanding such application, and this Guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

         11. The liability of the undersigned under this Guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the undersigned as guarantor or otherwise, without any limitation as to amount, unless the instrument or agreement evidencing or creating such other liability specifically provides to the contrary.

         12. This Guaranty shall be effective upon delivery to the Agent, without further act, condition or acceptance by the Agent, shall be binding upon the undersigned and the successors and assigns of the undersigned and shall inure to the benefit of the Agent and the Lenders and their respective participants, successors and assigns. Any invalidity or unenforceability of any provision or application of this Guaranty shall not affect other lawful provisions and application hereof, and to this end the provisions of this Guaranty are declared to be severable. This Guaranty may not be waived, modified, amended, terminated, released or otherwise changed except by a writing signed by the undersigned and the Agent. This Guaranty shall be governed by the laws of the State of Minnesota. The undersigned waives notice of the Agent's acceptance hereof and waives the right to a trial by jury in any action based on or pertaining to this Guaranty.

         In witness whereof, the undersigned has executed this Guaranty as of the day and year first above written.


                                       THE SAN FRANCISCO COMPANY


                                       By
                                          --------------------------------------
                                           Its
                                               ---------------------------------

                                    EXHIBIT D

                    SAN FRANCISCO COMPANY SECURITY AGREEMENT


         This Agreement is made as of this 31st day of March, 2003, by and between THE SAN FRANCISCO COMPANY, a Delaware Corporation ("Debtor") and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below ("Secured Party").

                                    RECITALS

         First Banks, Inc. (the "Borrower"), Secured Party and certain financial institutions have executed a secured credit agreement dated as of August 22, 2002, as most recently amended by a Second Amendment of even date herewith (as so amended, the "Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $45,000,000 to Borrower and pursuant to which Secured Party has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of Borrower.

         One condition to the Lenders' and Secured Party's commitments under the Credit Agreement is that Debtor execute, deliver and perform this Agreement, thereby granting a security interest to Secured Party, as agent for the Lenders, in the Collateral described herein.

         Now, therefore, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:

         1. Security Interest and Collateral. To secure the payment and performance of the "Obligations," as such term is defined in the Credit Agreement, Debtor hereby grants Secured Party (for its own account and as agent for the Lenders) a security interest (the "Security Interest") in (i) all of the capital stock of First Bank, a Missouri state bank, owned by Debtor, and (ii) any capital stock that Debtor may hereafter acquire and deliver to Secured Party pursuant to Section 5.08 of the Credit Agreement, and (iii) all proceeds of such capital stock and all other rights in connection with such property (collectively the "Collateral").

         2. Representations, Warranties and Covenants. Debtor represents, warrants and covenants that:

               (a) Debtor will join with Secured Party in taking any action required by Secured Party in order to perfect the Security Interest and to protect the rights and priorities of Secured Party with respect to the Collateral. To that end, Debtor has delivered to Secured Party certificates representing all of the shares of capital stock constituting Collateral and executed and delivered one blank stock power for each such certificate. Debtor will, at Secured Party's request at any one or more times (i) duly endorse, in blank, each and every additional security certificate and instrument constituting Collateral by signing on such certificate or instrument or by signing a separate document of assignment or transfer; (ii) join with Secured Party in executing any instructions or agreements with securities intermediaries for the purpose of obtaining control of any investment property that may hereafter constitute Collateral; and (iii) instruct the issuer of any security that may hereafter constitute Collateral to register such security in the name of Secured Party.

               (b) Debtor is the owner of the Collateral free and clear of all liens, encumbrances, security interests and restrictions except the Security Interest and any restrictive legend appearing on any security certificate or any instrument constituting Collateral.

               (c) Debtor will keep the Collateral free and clear of all liens, encumbrances and security interests, except the Security Interest.

               (d) Debtor will pay, when due, all taxes and other governmental charges levied or assessed upon or against any Collateral.

               (e) Debtor will upon receipt deliver to Secured Party all investment property distributed on account of Collateral, such as stock dividends and securities resulting from stock splits, reorganizations and recapitalizations. The Security Interest shall attach to all such proceeds.

         3. Events of Default. The occurrence of any Event of Default under the Credit Agreement shall be an Event of Default hereunder.

         4. Remedies Upon Event of Default. Upon the occurrence of an Event of Default and during the continuance thereof, Secured Party may exercise any one or more of the rights and remedies specified in the Credit Agreement, and also any one or more of the following rights or remedies: (i) notify the obligor on or issuer of any Collateral or any securities intermediary to make payment to Secured Party of any amounts due or distributable on any Collateral, (ii) receive and keep in its possession or under its control subject to the Security Interest all proceeds of Collateral, except that any money received from the Collateral may, at Secured Party's option, be applied in reduction of the Obligations; (iii) exercise all voting and other rights as a holder of any Collateral; (iv) exercise and enforce any or all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including the right to (A) order any securities intermediary to sell any Collateral on any established market or over the counter or to cause any Collateral to be redeemed; (B) give any transfer or redemption order to any issuer of Collateral; or (C) offer and sell Collateral privately to purchasers who will agree to take the Collateral for investment and not with a view to distribution and who will agree to the imposition of restrictive legends on any certificates representing Collateral, and the right to arrange for a sale which would otherwise qualify as exempt from registration under the Securities Act of 1933; and if notice to Debtor of any intended disposition of Collateral or any other intended action is required by law in a particular instance, such notice shall be deemed commercially reasonable if given at least 10 calendar days prior to the date of intended disposition or other action; and (v) exercise or enforce any or all other rights or remedies available to Secured Party by law or agreement against any Collateral, against Debtor or against any other person or property.

         5. Secured Party's Duties. Secured Party's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if Secured Party exercises reasonable care in physically safekeeping such Collateral, or in the case of Collateral in the custody or possession of a securities intermediary or other third person, exercises reasonable care in the selection of the securities intermediary or other third person and Secured Party need not otherwise preserve, protect, insure or care for any Collateral. Secured Party shall not be obligated to preserve any rights Debtor may have against prior parties, to exercise at all or in any particular manner any voting rights which may be available with respect to any Collateral, to realize on the Collateral at all or in any particular manner or order, or to apply any cash proceeds of Collateral in any particular order of application. Regardless of the manner in which Secured Party chooses to exercise control over Collateral (whether by possession, by agreement with an issuer or Securities Intermediary, by transferring security entitlements into its own account, or otherwise), Secured Party shall not be deemed to be under any obligation to Debtor, whether as fiduciary, trustee, agent or otherwise, except the duty of good faith, the duties specifically imposed upon Secured Party by this Agreement, and the duties imposed upon it as a secured party by Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Minnesota.

         6. Miscellaneous. Any disposition of Collateral in the manner provided in Section 4 shall be deemed commercially reasonable. This Agreement can be waived, modified, amended, terminated or discharged, and the Security Interest can be released, only explicitly in a writing signed by Secured Party. A waiver signed by Secured Party shall be effective only in the specific instance and for the specific purpose given. Mere delay or failure to act shall not preclude the exercise or enforcement of any of Secured Party's rights or remedies. All rights and remedies of Secured Party shall be cumulative and may be exercised singularly or concurrently, at Secured Party's option, and the exercise or enforcement of any one such right or remedy shall neither be a condition to nor bar the exercise or enforcement of any other. All notices to be given to Debtor shall be deemed sufficiently given if delivered or mailed by registered or certified mail, postage prepaid, to Debtor at the address set forth following its signature on the signature page of this Agreement or at the most recent address shown on Secured Party's records. Debtor will reimburse Secured Party for all expenses (including reasonable attorneys' fees and legal expenses) incurred by Secured Party in the protection, defense or enforcement of the Security Interest, including expenses incurred in any litigation or bankruptcy or insolvency proceedings. This Agreement shall be binding upon and inure to the benefit of Debtor and Secured Party and their successors and assigns and shall take effect when signed by Debtor and delivered to Secured Party, and Debtor waives notice of Secured Party's acceptance hereof. This Agreement shall be governed by the internal laws of Minnesota and, unless the context otherwise requires, all terms used herein which are defined in Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Minnesota, shall have the meanings therein stated. If any provision or application of this Agreement is held unlawful or unenforceable in any respect, such illegality or unenforceability shall not affect other provisions or applications which can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had never been contained herein or
prescribed  hereby.  All  representations  and  warranties   contained  in  this
Agreement shall survive the execution, delivery and performance of this Agreement and the creation and payment of the Obligations.

         IN WITNESS WHEREOF, Debtor has executed this Agreement as of the day first above written.

                                         THE SAN FRANCISCO COMPANY
Address:

                                         By
-------------------------------            -------------------------------------

                                           Its
-------------------------------               ----------------------------------


-------------------------------

                                                                      EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                      RULE 13a-14(a) (17 CFR 240.13a-14(a))
                    OR RULE 15d-14(a) (17 CFR 240.15d-14(a))
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Allen H. Blake, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (the "Report") of First Banks, Inc. (the "Registrant");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

     c) Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:  August 14, 2003      By:  /s/ Allen H. Blake
                                ------------------------------------------------
                                     Allen H. Blake
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive Officer and Principal
                                     Financial and Accounting Officer)

                                                                      Exhibit 32


                           CERTIFICATIONS REQUIRED BY
                      RULE 13a-14(b) (17 CFR 240.13a-4(b))
                    OR RULE 15d-14(b) (17 CFR 240.15d-14(b))
                        AND SECTION 1350 OF CHAPTER 63 OF
               TITLE 18 OF THE UNITED STATES CODE (18 U.S.C. 1350)


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2003 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The information  contained in the Report fairly  presents, in  all
              material  respects,   the  financial  condition   and  results  of
              operations of the Company.


Date:  August 14, 2003       By:  /s/ Allen H. Blake
                                 -----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)