Form 10-Q
period 2003-09-30
FIRST BANKS INC
filed 2003-11-13
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                         Yes     X        No
                             ---------       ---------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes              No     X
                             ---------       ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                      Shares  Outstanding
                     Class                            at October 31, 2003
                     -----                            -------------------

       Common Stock, $250.00  par value                      23,661

                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                     Page
                                                                                                     ----

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED):

            CONSOLIDATED BALANCE SHEETS.........................................................       1

            CONSOLIDATED STATEMENTS OF INCOME...................................................       3

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME........................................................       4

            CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................       5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................       6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.......................................................      14

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................      29

   ITEM 4.  CONTROLS AND PROCEDURES.............................................................      30

PART II.    OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................      31

SIGNATURES......................................................................................      32


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                FIRST BANKS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)


                                                                                      September 30,    December 31,
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                       (unaudited)

                                                ASSETS
                                                ------


Cash and cash equivalents:
     Cash and due from banks.......................................................   $    176,090         194,519
     Interest-bearing deposits with other financial institutions
       with maturities of three months or less.....................................          5,367             832
     Federal funds sold............................................................        141,200           7,900
                                                                                      ------------     -----------
          Total cash and cash equivalents..........................................        322,657         203,251
                                                                                      ------------     -----------

Investment securities:
     Available for sale, at fair value.............................................        871,281       1,120,894
     Held to maturity, at amortized cost (fair value of $12,813 and $16,978
       at September 30, 2003 and December 31, 2002, respectively)..................         12,363          16,426
                                                                                      ------------     -----------
          Total investment securities..............................................        883,644       1,137,320
                                                                                      ------------     -----------

Loans:
     Commercial, financial and agricultural........................................      1,435,756       1,443,016
     Real estate construction and development......................................      1,081,576         989,650
     Real estate mortgage..........................................................      2,490,255       2,444,122
     Lease financing...............................................................         79,334         126,738
     Consumer and installment......................................................         78,879          86,763
     Loans held for sale...........................................................        280,830         349,965
                                                                                      ------------     -----------
          Total loans..............................................................      5,446,630       5,440,254
     Unearned discount.............................................................         (8,967)         (7,666)
     Allowance for loan losses.....................................................       (110,734)        (99,439)
                                                                                      ------------     -----------
          Net loans................................................................      5,326,929       5,333,149
                                                                                      ------------     -----------

Derivative instruments.............................................................         68,399          97,887
Bank premises and equipment, net of accumulated
     depreciation and amortization.................................................        143,317         152,418
Goodwill...........................................................................        143,368         140,112
Bank-owned life insurance..........................................................         96,266          92,616
Accrued interest receivable........................................................         31,302          35,638
Deferred income taxes..............................................................         88,409          92,157
Other assets.......................................................................         64,630          58,252
                                                                                      ------------     -----------
          Total assets.............................................................   $  7,168,921       7,342,800
                                                                                      ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
        (dollars expressed in thousands, except share and per share data)


                                                                                      September 30,    December 31,
                                                                                          2003             2002
                                                                                          ----             ----
                                                                                       (unaudited)

                                             LIABILITIES
                                             -----------
Deposits:
     Demand:
       Non-interest-bearing........................................................   $  1,041,154         986,674
       Interest-bearing............................................................        841,960         819,429
     Savings.......................................................................      2,179,305       2,176,616
     Time:
       Time deposits of $100 or more...............................................        413,786         469,904
       Other time deposits.........................................................      1,546,014       1,720,197
                                                                                      ------------     -----------
          Total deposits...........................................................      6,022,219       6,172,820
Other borrowings...................................................................        270,716         265,644
Note payable.......................................................................         31,000           7,000
Guaranteed preferred beneficial interests in
     subordinated debentures.......................................................        205,380         270,039
Accrued interest payable...........................................................          9,329          11,751
Deferred income taxes..............................................................         43,685          61,204
Accrued expenses and other liabilities.............................................         44,135          35,301
                                                                                      ------------     -----------
          Total liabilities........................................................      6,626,464       6,823,759
                                                                                      ------------     -----------

                                         STOCKHOLDERS' EQUITY
                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued
       and outstanding.............................................................             --              --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding....................         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Additional paid-in capital.........................................................          5,910           5,910
Retained earnings..................................................................        480,596         433,689
Accumulated other comprehensive income.............................................         36,973          60,464
                                                                                      ------------     -----------
          Total stockholders' equity...............................................        542,457         519,041
                                                                                      ------------     -----------
          Total liabilities and stockholders' equity...............................   $  7,168,921       7,342,800
                                                                                      ============     ===========


                                FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                            Three Months Ended    Nine Months Ended
                                                                               September 30,        September 30,
                                                                            ------------------    -----------------
                                                                               2003       2002     2003      2002
                                                                               ----       ----     ----      ----
Interest income:
     Interest and fees on loans............................................ $ 88,504    96,080    268,796   293,904
     Investment securities.................................................    7,176     9,219     24,007    24,368
     Federal funds sold and other..........................................      345       512      1,099     1,454
                                                                            --------  --------   --------  --------
          Total interest income............................................   96,025   105,811    293,902   319,726
                                                                            --------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................    1,195     1,786      4,346     5,739
       Savings.............................................................    5,520     8,819     18,091    27,253
       Time deposits of $100 or more.......................................    3,028     4,624     10,049    14,803
       Other time deposits.................................................    8,865    15,986     32,147    51,837
     Other borrowings......................................................      550       806      1,671     2,635
     Note payable..........................................................      388       309        574       839
     Guaranteed preferred debentures.......................................    3,399     5,300     13,768    18,629
                                                                            --------  --------   --------  --------
          Total interest expense...........................................   22,945    37,630     80,646   121,735
                                                                            --------  --------   --------  --------
          Net interest income..............................................   73,080    68,181    213,256   197,991
Provision for loan losses..................................................   15,000    13,700     36,000    38,700
                                                                            --------  --------   --------  --------
          Net interest income after provision for loan losses..............   58,080    54,481    177,256   159,291
                                                                            --------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    9,175     8,491     26,824    21,985
     Gain on mortgage loans sold and held for sale.........................   12,425     7,857     33,161    20,316
     Net gain (loss) on sales of available-for-sale investment securities..      266        (2)     6,832        90
     Bank-owned life insurance investment income...........................    1,325     1,505      4,029     4,318
     Net (loss) gain on derivative instruments.............................     (383)    1,963         43     1,714
     Other.................................................................    3,375     5,662     12,370    16,417
                                                                            --------  --------   --------  --------
          Total noninterest income.........................................   26,183    25,476     83,259    64,840
                                                                            --------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits........................................   29,422    28,350     90,281    84,506
     Occupancy, net of rental income.......................................    4,916     6,302     15,399    15,938
     Furniture and equipment...............................................    4,610     4,191     13,714    12,730
     Postage, printing and supplies........................................    1,311     1,346      3,909     4,205
     Information technology fees...........................................    8,126     7,814     24,568    24,411
     Legal, examination and professional fees..............................    1,781     2,866      5,552     6,463
     Amortization of intangibles associated with
       the purchase of subsidiaries........................................      658       516      1,848     1,480
     Communications........................................................      677       671      1,950     2,375
     Advertising and business development..................................      762     1,181      2,996     4,132
     Other.................................................................    8,208     5,917     23,990    18,992
                                                                            --------  --------   --------  --------
          Total noninterest expense........................................   60,471    59,154    184,207   175,232
                                                                            --------  --------   --------  --------
          Income before provision for income taxes and
              minority interest in income of subsidiary....................   23,792    20,803     76,308    48,899
Provision for income taxes.................................................   10,092     7,372     28,877    17,471
                                                                            --------  --------   --------  --------
          Income before minority interest in income of subsidiary .........   13,700    13,431     47,431    31,428
Minority interest in income of subsidiary..................................       --       437         --     1,066
                                                                            --------  --------   --------  --------
          Net income.......................................................   13,700    12,994     47,431    30,362
Preferred stock dividends..................................................      196       196        524       524
                                                                            --------  --------   --------  --------
          Net income available to common stockholders...................... $ 13,504    12,798     46,907    29,838
                                                                            ========  ========   ========  ========

Basic earnings per common share............................................ $ 570.75    540.87   1,982.48  1,261.05
                                                                            ========  ========   ========  ========

Diluted earnings per common share.......................................... $ 565.09    534.32   1,954.63  1,246.05
                                                                            ========  ========   ========  ========

Weighted average common stock outstanding..................................   23,661    23,661     23,661    23,661
                                                                            ========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.





                                                    FIRST BANKS, INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                   Nine Months Ended September 30, 2003 and 2002 and Three Months Ended December 31, 2002
                                    (dollars expressed in thousands, except per share data)


                                                     Adjustable Rate                                           Accu-
                                                     Preferred Stock                                          mulated
                                                   ------------------                                          Other     Total
                                                   Class A                     Additional Compre-             Compre-    Stock-
                                                   Conver-             Common   Paid-In   hensive  Retained   hensive   holders'
                                                    tible     Class B   Stock   Capital   Income   Earnings   Income     Equity
                                                    -----     -------   -----   -------   ------   --------   ------     ------

Consolidated balances, December 31, 2001.........  $12,822      241    5,915     6,074              389,308    34,297   448,657
Nine months ended September 30, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   30,362      30,362        --    30,362
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    7,121          --     7,121     7,121
        Derivative instruments:
          Current period transactions............       --       --       --        --   20,702          --    20,702    20,702
                                                                                        -------
      Comprehensive income.......................                                        58,185
                                                                                        =======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --                 (513)       --      (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                  (11)       --       (11)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --      (124)                  --        --      (124)
                                                   -------      ---    -----     -----              -------   -------   -------
Consolidated balances, September 30, 2002........   12,822      241    5,915     5,950              419,146    62,120   506,194
Three months ended December 31, 2002:
    Comprehensive income:
      Net income.................................       --       --       --        --   14,805      14,805        --    14,805
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    1,788          --     1,788     1,788
        Derivative instruments:
          Current period transactions............       --       --       --        --   (3,444)         --    (3,444)   (3,444)
                                                                                        -------
      Comprehensive income.......................       --       --       --        --   13,149
                                                                                        =======
    Class A preferred stock dividends,
      $0.40 per share............................       --       --       --        --                 (256)       --      (256)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                   (6)       --        (6)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --       --       --       (40)                  --        --       (40)
                                                   -------      ---    -----     -----              -------   -------   -------
Consolidated balances, December 31, 2002.........   12,822      241    5,915     5,910              433,689    60,464   519,041
Nine months ended September 30, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   47,431      47,431        --    47,431
      Other comprehensive income, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (9,335)         --    (9,335)   (9,335)
        Derivative instruments:
          Current period transactions............       --       --       --        --  (14,156)         --   (14,156)  (14,156)
                                                                                        -------
      Comprehensive income.......................                                        23,940
                                                                                        =======
    Class A preferred stock dividends,
      $0.80 per share............................       --       --       --        --                 (513)       --      (513)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                  (11)       --       (11)
                                                   -------      ---     ----     -----              -------   -------   -------

Consolidated balances, September 30, 2003........  $12,822      241    5,915     5,910              480,596    36,973   542,457
                                                   =======      ===    =====     =====              =======   =======   =======

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                         Three Months Ended    Nine Months Ended  Three Months Ended
                                                                            September 30,        September 30,        December 31,
                                                                        -------------------    -----------------
                                                                          2003      2002         2003      2002           2002
                                                                          ----      ----         ----      ----           ----

     Unrealized (losses) gains on investment securities
         arising during the period.....................................  $(2,874)   (500)      (4,894)    7,180          1,788
     Less reclassification adjustment for gains (losses)
         included in net income........................................      173      (1)       4,441        59             --
                                                                         -------    ----       ------     -----          -----
     Unrealized (losses) gains on investment securities................  $(3,047)   (499)      (9,335)    7,121          1,788
                                                                         =======    ====       ======     =====          =====

The accompanying notes are an integral part of the consolidated financial statements.



                                                          FIRST BANKS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                   (dollars expressed in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                           --------------------------
                                                                                               2003           2002
                                                                                               ----           ----

Cash flows from operating activities:
     Net income........................................................................... $   47,431        30,362
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.......................     14,596        13,857
       Amortization, net of accretion.....................................................     20,599        11,869
       Originations and purchases of loans held for sale.................................. (1,815,712)   (1,299,522)
       Proceeds from the sale of loans held for sale......................................  1,679,908     1,092,359
       Provision for loan losses..........................................................     36,000        38,700
       Provision for income taxes.........................................................     28,877        17,471
       Payments of income taxes...........................................................    (27,441)      (18,096)
       Decrease in accrued interest receivable............................................      5,023         3,891
       Interest accrued on liabilities....................................................     80,646       121,735
       Payments of interest on liabilities................................................    (83,212)     (125,303)
       Gain on mortgage loans sold and held for sale......................................    (33,161)      (20,316)
       Net gain on sales of available-for-sale investment securities......................     (6,832)          (90)
       Net gain on derivative instruments.................................................        (43)       (1,714)
       Other operating activities, net....................................................        993        13,381
       Minority interest in income of subsidiary..........................................         --         1,066
                                                                                           ----------    ----------
          Net cash used in operating activities...........................................    (52,328)     (120,350)
                                                                                           ----------    ----------

Cash flows from investing activities:
     Cash received for acquired entities, net of cash
       and cash equivalents...............................................................     14,870        44,097
     Proceeds from sales of investment securities available for sale......................    152,776        55,130
     Maturities of investment securities available for sale...............................  1,001,496       855,121
     Maturities of investment securities held to maturity.................................      4,143         3,456
     Purchases of investment securities available for sale................................   (744,314)     (957,312)
     Purchases of investment securities held to maturity..................................       (103)       (2,260)
     Net (increase) decrease in loans.....................................................     (3,863)      114,333
     Recoveries of loans previously charged-off...........................................     17,024        11,692
     Purchases of bank premises and equipment.............................................     (4,213)      (13,576)
     Other investing activities, net......................................................     11,165         8,622
                                                                                           ----------    ----------
          Net cash provided by investing activities.......................................    448,981       119,303
                                                                                           ----------    ----------

Cash flows from financing activities:
     Increase in demand and savings deposits..............................................     28,967       213,963
     Decrease in time deposits............................................................   (269,674)     (157,154)
     Decrease in federal funds purchased..................................................    (55,000)      (81,000)
     Decrease in Federal Home Loan Bank advances..........................................     (3,548)      (10,600)
     (Decrease) increase in daily securities sold under agreements to repurchase..........    (37,928)       44,399
     Increase in term securities sold under agreements to repurchase......................    100,000            --
     Advances drawn on note payable.......................................................     34,500        36,500
     Repayments of note payable...........................................................    (10,500)      (64,000)
     Proceeds from issuance of guaranteed preferred beneficial interests
       in subordinated debentures.........................................................     68,710        24,233
     Payments for redemption of guaranteed preferred beneficial
       interests in subordinated debentures...............................................   (132,250)           --
     Payments of preferred stock dividends................................................       (524)         (524)
                                                                                           ----------    ----------
          Net cash (used in) provided by financing activities.............................   (277,247)        5,817
                                                                                           ----------    ----------
          Net increase in cash and cash equivalents.......................................    119,406         4,770
Cash and cash equivalents, beginning of period............................................    203,251       241,874
                                                                                           ----------    ----------
Cash and cash equivalents, end of period.................................................. $  322,657       246,644
                                                                                           ==========    ==========

Noncash investing and financing activities:
     Loans transferred to other real estate............................................... $   11,999         3,584
     Loans held for sale transferred to loans.............................................     66,482         2,923
                                                                                           ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

  (2) ACQUISITIONS, ACQUISITION AND INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On March 31, 2003, First Banks completed its acquisition of Bank of Ste. Genevieve, Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc. (Allegiant) in exchange for approximately 974,150 shares of Allegiant common stock that were previously held by First Banks. The purpose of the acquisition was to further expand the Company's Midwest banking franchise. First Banks continued to own approximately 232,000 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock subsequent to the acquisition. On October 27, 2003, First Banks contributed all of these shares to a charitable foundation as further described in Note 13 to the consolidated financial statements. At the time of the acquisition, Bank of Ste. Genevieve had $115.1 million in total assets, $42.9 million in loans, net of unearned discount, $797,000 in investment securities, $93.7 million in deposits and operated two banking locations. The transaction was accounted for using the purchase method of accounting. First Banks recorded a gain of $6.3 million on the exchange of the common stock and goodwill of approximately $3.4 million, which is not expected to be deductible for tax purposes. The core deposit intangibles, which are expected to be deductible for tax purposes, were approximately $3.5 million and are being amortized over seven years utilizing the straight-line method. Bank of Ste. Genevieve was merged with and into First Bank. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been presented for the aforementioned transaction.

         On March 31, 2003, First Banks completed the merger of its two wholly-owned bank subsidiaries, First Bank and First Bank & Trust, to allow certain administrative and operational economies not available while the two banks maintained separate charters.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs incurred relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over various time periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the applicable consummation date. The accrued severance balance of $1.6 million identified in the following table is comprised of contractual obligations under salary continuation agreements to 11 individuals with remaining terms ranging from three months to approximately 13 years. As the obligation to make payments under these agreements is accrued at the consummation dates, such payments do not have any impact on the consolidated statements of income.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated financial statements.

                                                                                        Information
                                                                   Severance          Technology Fees        Total
                                                                   ---------          ---------------        -----
                                                                             (dollars expressed in thousands)

         Balance at December 31, 2002............................  $  2,351                  28               2,379
         Nine Months Ended September 30, 2003:
           Amounts accrued at acquisition date...................       100                 350                 450
           Reversal to goodwill..................................       (39)               (108)               (147)
           Payments..............................................      (781)               (270)             (1,051)
                                                                   --------              ------             -------
         Balance at September 30, 2003...........................  $  1,631                  --               1,631
                                                                   ========              ======             =======

         First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.

 (3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at September 30, 2003 and December 31, 2002:

                                                     September 30, 2003              December 31, 2002
                                                ----------------------------  ----------------------------
                                                   Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (3,611)        13,871           (1,869)
         Goodwill associated with
           purchases of branch offices.........      2,210           (826)         2,210             (718)
                                                 ---------        -------        -------          -------
              Total............................  $  19,601         (4,437)        16,081           (2,587)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 141,984                       138,620
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $658,000 and $1.8 million for the three and nine months ended September 30, 2003, respectively, and $516,000 and $1.5 million for the comparable periods in 2002. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2008 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                        (dollars expressed in thousands)

         Year ending December 31:
             2003 (1)...........................................  $   2,504
             2004...............................................      2,632
             2005...............................................      2,632
             2006...............................................      2,632
             2007...............................................      2,632
             2008...............................................      2,632
                                                                  ---------
                Total...........................................  $  15,664
                                                                  =========
         --------------------
         (1)Includes $1.8 million of amortization for the nine months ended September 30, 2003.


         Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                         ----------------------      -------------------
                                                                          2003            2002         2003        2002
                                                                          ----            ----         ----        ----
                                                                                 (dollars expressed in thousands)

           Balance, beginning of period..............................   $ 142,167       127,796      140,112      115,860
           Goodwill acquired during period...........................          --            --        1,026       12,577
           Acquisition-related adjustments...........................       1,237            --        2,338         (569)
           Amortization - purchases of branch offices................         (36)          (36)        (108)        (108)
                                                                        ---------      --------     --------     --------
           Balance, end of period....................................   $ 143,368       127,760      143,368      127,760
                                                                        =========      ========     ========     ========

(4)      MORTGAGE BANKING ACTIVITIES

         At September 30, 2003 and December 31, 2002, First Banks serviced loans for others amounting to $1.20 billion and $1.29 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $2.4 million and $517,000 at September 30, 2003 and December 31, 2002, respectively. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to ten years. The weighted average amortization period of the mortgage servicing rights is approximately five years.

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                        ----------------------       -------------------
                                                                          2003          2002          2003        2002
                                                                          ----          ----          ----        ----
                                                                                 (dollars expressed in thousands)

           Balance, beginning of period................................ $ 16,979        12,354       14,882      10,125
           Originated mortgage servicing rights........................    3,125         1,998        7,619       5,958
           Amortization................................................   (3,278)         (984)      (5,675)     (2,715)
           Impairment valuation allowance..............................     (800)           --         (800)         --
           Reversal of impairment valuation allowance..................      166            --          166          --
                                                                        --------       -------      -------     -------
           Balance, end of period...................................... $ 16,192        13,368       16,192      13,368
                                                                        ========       =======      =======     =======

         The fair value of mortgage servicing rights was approximately $18.3 million and $19.5 million at September 30, 2003 and 2002, respectively, and $17.2 million at December 31, 2002. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $2.1 million and $6.1 million at September 30, 2003 and 2002, respectively, and $2.3 million at December 31, 2002. The decline in the excess of the fair value of mortgage servicing rights over the carrying value represents the declining mortgage interest rate environment in 2002 and 2003 that resulted in a significant increase in the number of mortgages being prepaid or refinanced. During the three and nine months ended September 30, 2003, First Banks recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value. Subsequently, First Banks reversed $166,000 of this valuation allowance based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance. At September 30, 2003, the fair value of mortgage servicing rights exceeded the net carrying value by approximately $2.1 million.

         Amortization of mortgage servicing rights, as it relates to the balance at September 30, 2003 of $16.2 million, has been estimated through 2008 in the following table:

                                                                 (dollars expressed in thousands)


                  Year ending December 31:
                      2003 (1)...........................................  $  1,301
                      2004...............................................     4,716
                      2005...............................................     4,365
                      2006...............................................     3,730
                      2007...............................................     2,186
                      2008...............................................       528
                                                                           --------
                         Total (2).......................................  $ 16,826
                                                                           ========

                  ----------------------------
                  (1) Excludes  $5.7 million of amortization for the nine months ended September 30, 2003.
                  (2) The total mortgage  servicing rights to  be  amortized  to expense excludes the impairment valuation allowance, which was $634,000 at September 30, 2003.

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                           (dollars in thousands, except per share data)
     Three months ended September 30, 2003:
         Basic EPS - income available to common stockholders.............    $  13,504         23,661      $   570.75
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            577           (5.66)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  13,696         24,238      $   565.09
                                                                             =========        =======      ==========

     Three months ended September 30, 2002:
         Basic EPS - income available to common stockholders.............    $  12,798         23,661      $   540.87
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            650           (6.55)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  12,990         24,311      $   534.32
                                                                             =========        =======      ==========

     Nine months ended September 30, 2003:
         Basic EPS - income available to common stockholders.............    $  46,907         23,661      $ 1,982.48
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            600          (27.85)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  47,420         24,261      $ 1,954.63
                                                                             =========        =======      ==========

     Nine months ended September 30, 2002:
         Basic EPS - income available to common stockholders.............    $  29,838         23,661      $ 1,261.05
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            696          (15.00)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  30,351         24,357      $ 1,246.05
                                                                             =========        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Title Guarantee LLC (First Title), a corporation established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $128,000 and $379,000 for the three and nine months ended September 30, 2003, and $116,000 and $284,000 for the comparable periods in 2002, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurors. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Brokerage America, L.L.C., a limited liability corporation which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $795,000 and $2.3 million for the three and nine months ended September 30, 2003, and $918,000 and $2.7 million for the comparable periods in 2002, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and First Bank. Fees paid under agreements with First Services, L.P. were $6.9 million and $20.6 million for the three and nine months ended September 30, 2003, and $6.6 million and $20.3 million for the comparable periods in 2002, respectively. During the three months ended September 30, 2003 and 2002, First Services, L.P. paid First Banks $985,000 and $993,000, respectively, and during the nine months ended September 30, 2003 and 2002, First Services, L.P. paid First Banks $3.2 million and $2.9 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         During 2002, First Capital America, Inc., a corporation owned by First Banks' Chairman and members of his immediate family, received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for First Bank by the employees of First Capital America, Inc. Effective January 1, 2003, this relationship was discontinued.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $17.8 million and $12.8 million at September 30, 2003 and December 31, 2002, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except for extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, overdraft protection lines and personal credit card accounts.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and its subsidiary bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2003, First Banks and its subsidiary bank were each well capitalized under the applicable regulations.

         As of September 30, 2003, the most recent notification from First Banks' primary regulator categorized First Banks and its subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and its subsidiary bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. At September 30, 2003 and December 31, 2002, First Banks' and its subsidiary bank's required and actual capital ratios were as follows:


                                                              Actual                                     To Be Well
                                                     ---------------------------                      Capitalized Under
                                                     September 30,  December 31,     For Capital      Prompt Corrective
                                                        2003           2002       Adequacy Purposes   Action Provisions
                                                        ----           ----       -----------------   -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.24%        10.68%            8.0%               10.0%
              First Bank..............................   10.69         10.75             8.0                10.0
              First Bank & Trust (1)..................      --         10.18             8.0                10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    8.33          7.47             4.0                 6.0
              First Bank..............................    9.43          9.49             4.0                 6.0
              First Bank & Trust (1)..................      --          8.93             4.0                 6.0

     Tier 1 capital (to average assets):
              First Banks.............................    7.36          6.45             3.0                 5.0
              First Bank..............................    8.31          7.79             3.0                 5.0
              First Bank & Trust (1) .................      --          8.26             3.0                 5.0

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


         The business segment results are summarized as follows:

                                                                             Corporate, Other
                                                                             and Intercompany
                                                  First Bank               Reclassifications (1)           Consolidated Totals
                                         -----------------------------   ---------------------------    ----------------------------
                                         September 30,   December 31,    September 30,  December 31,    September 30,   December 31,
                                              2003          2002 (2)         2003           2002            2003           2002
                                              ----          --------         ----           ----            ----           ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities................... $   878,535     1,114,479           5,109          22,841          883,644     1,137,320
Loans, net of unearned discount.........   5,437,663     5,432,589              --              (1)       5,437,663     5,432,588
Goodwill................................     143,368       140,112              --              --          143,368       140,112
Total assets............................   7,159,679     7,357,155           9,242         (14,355)       7,168,921     7,342,800
Deposits................................   6,029,052     6,189,928          (6,833)        (17,108)       6,022,219     6,172,820
Note payable............................          --            --          31,000           7,000           31,000         7,000
Guaranteed preferred beneficial
  interests in subordinated debentures..          --            --         205,380         270,039          205,380       270,039
Stockholders' equity....................     779,864       777,548        (237,407)       (258,507)         542,457       519,041
                                         ===========     =========        ========        ========        =========     =========

                                                                             Corporate, Other
                                                                             and Intercompany
                                                  First Bank               Reclassifications (1)           Consolidated Totals
                                         ----------------------------    --------------------------    ----------------------------
                                              Three Months Ended            Three Months Ended              Three Months Ended
                                                 September 30,                 September 30,                   September 30,
                                         ----------------------------    --------------------------    ----------------------------
                                              2003          2002 (2)        2003            2002             2003           2002
                                              ----          --------        ----            ----             ----           ----

Income statement information:

Interest income......................... $    96,053       105,699             (28)            112           96,025       105,811
Interest expense........................      19,166        32,078           3,779           5,552           22,945        37,630
                                         -----------     ---------        --------        --------        ---------     ---------
     Net interest income................      76,887        73,621          (3,807)         (5,440)          73,080        68,181
Provision for loan losses...............      15,000        13,700              --              --           15,000        13,700
                                         -----------     ---------        --------        --------        ---------     ---------
     Net interest income after provision
       for loan losses..................      61,887        59,921          (3,807)         (5,440)          58,080        54,481
Noninterest income......................      26,133        25,926              50            (450)          26,183        25,476
Noninterest expense.....................      58,612        57,979           1,859           1,175           60,471        59,154
                                         -----------     ---------        --------        --------        ---------     ---------
     Income before provision for income
       taxes and minority interest
       in income of subsidiary..........      29,408        27,868          (5,616)         (7,065)          23,792        20,803
Provision for income taxes..............      12,040         9,662          (1,948)         (2,290)          10,092         7,372
                                         -----------     ---------        --------        --------        ---------     ---------
     Income before minority interest in
       income of subsidiary.............      17,368        18,206          (3,668)         (4,775)          13,700        13,431
Minority interest in income
       of subsidiary....................          --            --              --             437               --           437
                                         -----------     ---------        --------        --------        ---------     ---------
     Net income......................... $    17,368        18,206          (3,668)         (5,212)          13,700        12,994
                                         ===========     =========        ========        ========        =========     =========



                                                                             Corporate, Other
                                                                             and Intercompany
                                                  First Bank               Reclassifications (1)            Consolidated Totals
                                         ----------------------------    --------------------------    ----------------------------
                                               Nine Months Ended           Nine Months Ended                 Nine Months Ended
                                                 September 30,               September 30,                     September 30,
                                         ----------------------------    --------------------------    ----------------------------
                                              2003          2002 (2)         2003           2002             2003           2002
                                              ----          --------         ----           ----             ----           ----

Income statement information:

Interest income......................... $   293,749       319,469             153             257          293,902       319,726
Interest expense........................      66,448       102,521          14,198          19,214           80,646       121,735
                                         -----------     ---------        --------        --------        ---------     ---------
     Net interest income................     227,301       216,948         (14,045)        (18,957)         213,256       197,991
Provision for loan losses...............      36,000        38,700              --              --           36,000        38,700
                                         -----------     --------         --------        --------        ---------     ---------
     Net interest income after
       provision for loan losses........     191,301       178,248         (14,045)        (18,957)         177,256       159,291
Noninterest income......................      77,122        66,412           6,137          (1,572)          83,259        64,840
Noninterest expense.....................     180,422       172,245           3,785           2,987          184,207       175,232
                                         -----------     ---------        --------        --------        ---------     ---------
     Income before provision
       for income taxes
       and minority interest in
       income of subsidiary.............      88,001        72,415         (11,693)        (23,516)          76,308        48,899
Provision for income taxes..............      32,933        25,217          (4,056)         (7,746)          28,877        17,471
                                            --------     ---------        --------        --------        ---------     ---------
     Income before minority interest
       in income of subsidiary..........      55,068        47,198          (7,637)        (15,770)          47,431        31,428
Minority interest in income
     of subsidiary......................          --            --              --           1,066               --         1,066
                                         -----------     ---------        --------        --------        ---------     ---------
     Net income......................... $    55,068        47,198          (7,637)        (16,836)          47,431        30,362
                                         ===========     =========        ========        ========        =========     =========
----------------
(1)  Corporate and other includes $3.4 million and $5.3 million of guaranteed preferred debentures expense for the  three months ended September 30, 2003 and 2002, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $1.2 million and $1.9 million for the three months  ended September 30, 2003 and 2002, respectively.
     For  the  nine  months  ended  September 30, 2003 and 2002, corporate and other includes $13.8 million and $18.6 million of guaranteed preferred debenture expense, respectively. The applicable income tax  benefit  associated  with  the  guaranteed preferred  debentures  expense  was  $4.8 million  and $6.5  million for the nine months ended September 30, 2003 and 2002, respectively. In addition, corporate and other includes holdingcompany expenses.
(2)  First Bank & Trust was merged with and into First Bank on March 31, 2003 as further described in Note 2 to the accompanying consolidated financial statements. Accordingly, the 2002 amounts have been restated to reflect this combination of entities under common control.

(9)      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN SUBORDINATED DEBENTURES

         On March 20, 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust subsidiary of First Banks, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.0 million of 8.10% junior subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $24.5 million. Distributions on FBST's preferred securities are payable quarterly in arrears, beginning March 31, 2003, and are included in interest expense in the consolidated statements of income. Distributions on FBST's preferred securities were $518,000 and $1.1 million for the three and nine months ended September 30, 2003, respectively.

         On April 1, 2003,  First  Preferred  Capital Trust IV (First  Preferred
IV), a newly formed Delaware  business trust  subsidiary of First Banks,  issued
1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $44.2 million. Distributions on First Preferred IV's preferred securities are payable quarterly in arrears, beginning on June 30, 2003, and are included in interest expense in the consolidated statements of income. Distributions on First Preferred IV's preferred securities were $937,000 and $1.9 million for the three and nine months ended September 30, 2003, respectively. First Banks utilized the entire net proceeds of the offering to redeem $88.9 million of 9.25% trust preferred securities issued by First Preferred Capital Trust in 1997. The remaining funds necessary for the redemption were provided from available cash of approximately $20.2 million and the net proceeds of $24.5 million from FBST's issuance of additional trust preferred securities as described above.

         On June 30, 2003, First Banks completed its redemption in full of the $47.2 million of 8.50% trust preferred securities issued by First America
Capital Trust (FACT) in 1998. The funds necessary for the redemption were provided from available cash of $12.7 million and an advance of $34.5 million on First Banks' revolving credit line with a group of unaffiliated financial institutions.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5,000,000 to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2003 and December 31, 2002, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.

(11)     OTHER BORROWINGS

         Other borrowings were comprised of the following at September 30, 2003 and December 31, 2002:

                                                                            September 30,           December 31,
                                                                                2003                    2002
                                                                          ---------------          --------------
                                                                              (dollars expressed in thousands)

         Federal funds purchased.......................................    $        --                  55,000
         Securities sold under agreements to repurchase:
             Daily.....................................................        158,716                 196,644
             Term......................................................        100,000                      --
         Federal Home Loan Bank borrowings.............................         12,000                  14,000
                                                                           -----------               ---------
               Total other borrowings..................................    $   270,716                 265,644
                                                                           ===========               =========

         In the third quarter of 2003, First Banks entered into $100.0 million of term securities sold under agreements to repurchase. On July 30, 2003, First Banks entered into a $50 million five-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.68% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate and the strike price of 3.50%, if the three-month London Interbank Offering Rate exceeds 3.50%. On August 13, 2003, First Banks entered into an additional $50 million five-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.565% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate and the strike price of 3.00%, if the three-month London Interbank Offering Rate exceeds 3.00%. The underlying securities associated with the reverse repurchase agreements are mortgage-backed securities and are not under First Banks' physical control.

(12)     NOTE PAYABLE

         On August 14, 2003, First Banks entered into a revolving credit line with a group of unaffiliated financial institutions (Credit Agreement). The Credit Agreement, dated August 14, 2003, replaced a similar revolving credit agreement dated August 22, 2002. The Credit Agreement provides a $60.0 million revolving credit line and a $20.0 million letter of credit facility. Interest is payable on outstanding principal loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London Interbank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. Amounts may be borrowed under the Credit Agreement until August 12, 2004, at which time the principal and interest outstanding is due and payable. There were outstanding loan balances under the Credit Agreement at September 30, 2003 of $31.0 million. Outstanding loan balances under the previous credit agreement were $7.0 million at December 31, 2002.

         The Credit Agreement requires First Banks to comply with various covenants, including maintenance of certain minimum capital ratios for First Banks and its subsidiary bank, certain maximum nonperforming asset ratios for First Banks and its subsidiary bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries.

(13)     SUBSEQUENT EVENT

         On October 27, 2003, First Banks contributed 231,779 shares of Allegiant common stock with a fair value of $5.1 million to The Dierberg Foundation, a charitable trust created by and for the benefit of First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recorded a tax benefit of $2.5 million associated with this transaction. The contribution of this stock eliminated First Banks' investment in Allegiant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 151 branch offices throughout California, Illinois, Missouri and Texas. At September 30, 2003, we had total assets of $7.17 billion, loans, net of unearned discount, of $5.44 billion, total deposits of $6.02 billion and total stockholders' equity of $542.5 million.

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

                               Financial Condition

         Our total assets were $7.17 billion and $7.34 billion at September 30, 2003 and December 31, 2002, respectively. The decrease in total assets is primarily attributable to weak loan demand and an anticipated level of attrition associated with low deposit rates offset by our acquisition of Bank of Ste. Genevieve on March 31, 2003, which provided assets of $115.1 million. Federal funds sold increased by $133.3 million due to the investment of excess funds resulting from reduced loan demand and maturities of investment securities. Investment securities decreased $253.7 million to $883.6 million at September 30, 2003 from $1.14 billion at December 31, 2002 primarily due to $1.01 billion of maturities of investment securities, $152.8 million of sales of available-for-sale investment securities and $17.9 million relating to the exchange of Allegiant Bancorp, Inc., or Allegiant, common stock for a 100% ownership interest in Bank of Ste. Genevieve, offset by purchases of investment securities of $744.4 million and $797,000 in investment securities acquired with Bank of Ste. Genevieve. The net proceeds associated with the decline in investment securities were utilized primarily to fund our reduction in total deposits as further discussed below. The decrease in our assets was partially offset by an increase in loans, net of unearned discount, of $5.1 million, which is further discussed under "--Loans and Allowance for Loan Losses." Our derivative financial instruments declined to $68.4 million from $97.9 million, consistent with a decline in the fair value of certain derivative financial instruments and the call of a $46.0 million interest rate swap agreement by the counterparty, offset by three additional interest rate swap agreements aggregating $271.0 million that we entered into in 2003 as further discussed under "--Interest Rate Risk Management." In addition, other assets increased $6.4 million to $64.6 million at September 30, 2003 from $58.3 million at December 31, 2002. This increase primarily results from a $2.9 million net increase in other real estate as further discussed under "--Loans and Allowance for Loan Losses," and a $1.3 million increase in mortgage servicing rights.

         Total deposits decreased by $150.6 million to $6.02 billion at September 30, 2003 from $6.17 billion at December 31, 2002. The decrease primarily reflects an anticipated level of attrition associated with low deposit rates and continued aggressive competition within our market areas offset by the $93.7 million of deposits that we acquired from Bank of Ste. Genevieve. Other borrowings increased $5.1 million to $270.7 million at September 30, 2003 from $265.6 million at December 31, 2002. We attribute this increase to $100.0 million of term securities sold under agreements to repurchase that we entered into during the third quarter of 2003, as further discussed in Note 11 to our consolidated financial statements, offset by a $55.0 million reduction in federal funds purchased and a $37.9 million reduction in daily securities sold under agreements to repurchase. Our note payable was fully repaid in February 2003 through dividends from our subsidiaries. However, on June 30, 2003, we obtained a $34.5 million advance to partially fund the redemption of $46.0 million of trust preferred securities.

         Guaranteed preferred beneficial interests in subordinated debentures decreased $64.7 million primarily due to the redemption of $86.3 million of trust preferred securities issued by First Preferred Capital Trust and $46.0 million of trust preferred securities issued by First America Capital Trust, partially offset by the additional trust preferred securities issued by First Bank Statutory Trust on March 20, 2003 and First Preferred Capital Trust IV on April 1, 2003, as more fully described in Note 9 to our consolidated financial statements and under "--Interest Rate Risk Management." Deferred income taxes payable decreased by $17.5 million to $43.7 million at September 30, 2003 from $61.2 million at December 31, 2002. We attribute this decrease to reductions in unrealized gains/losses on available-for-sale investment securities and derivative financial instruments. Furthermore, accrued expenses and other liabilities increased $8.8 million to $44.1 million at September 30, 2003 compared to $35.3 million at December 31, 2002. The increase primarily reflects an increase in accrued real estate and income taxes and lease termination obligations as well as the timing of certain payments. Accumulated other comprehensive income decreased $23.5 million to $37.0 million at September 30, 2003 from $60.5 million at December 31, 2002. This decrease is comprised of $9.3 million associated with the change in unrealized gains on available-for-sale investment securities as accounted for under SFAS No. 115, including a $6.3 million reversal of the unrealized gain attributable to the exchange of the Allegiant common stock as further discussed in Note 2 to our consolidated financial statements and a $14.2 million decrease associated with our derivative financial instruments as accounted for under SFAS No. 133.

                              Results of Operations

Net Income

         Net income was $13.7 million and $47.4 million for the three and nine months ended September 30, 2003, respectively, compared to $13.0 million and $30.4 million for the comparable periods in 2002. Results for the three months ended September 30, 2003 reflect increased net interest income and noninterest income, offset by slightly higher operating expenses, an increased provision for loan losses and an increase in the effective tax rate. The increase for the nine months ended September 30, 2003 over the comparable period in 2002 is primarily attributable to increased net interest income resulting from reduced deposit rates and earnings on interest rate swap agreements in association with our interest rate risk management program, increased gains on mortgage loans sold and held for sale, a gain relating to the partial exchange of our investment in Allegiant for a 100% ownership interest in Bank of Ste. Genevieve as further described in Note 2 to our consolidated financial statements partially offset by increased provisions for state income taxes attributable to higher taxable income and the 2003 merger of our two bank charters, which resulted in increased taxable income allocations in states where we file separate state tax returns. The increase in earnings in 2003 continues to reflect our adaptation to the current interest rate environment and weak economic conditions that have prevailed over the last two years. Our ongoing efforts to maintain an acceptable net interest margin in the current low interest rate environment, improve our noninterest income, address credit losses and control operating expenses are reflected in our financial performance. Higher-than-historical levels of loan charge-offs, loan delinquencies and nonperforming loans led to increased provisions for loan losses during 2002. These nonperforming trends remain at elevated levels in 2003, thus contributing to continued higher-than-normal provisions for loan losses, primarily attributable to charge-offs concentrated within our commercial leasing portfolio. We continue to monitor our loan and leasing portfolios and focus on asset quality and related challenges stemming from the current economic environment, including weak loan demand and lower prevailing interest rates.

         Noninterest income was $26.2 million and $83.3 million for the three and nine months ended September 30, 2003, respectively, in comparison to $25.5 million and $64.8 million for the comparable periods in 2002. The increase in noninterest income is primarily due to a $6.3 million gain on the exchange of common stock of Allegiant held by us for a 100% ownership interest in Bank of Ste. Genevieve, as further described in Note 2 to our consolidated financial statements. The increase also reflects increased gains on mortgage loans sold and held for sale, resulting from growth of our mortgage banking activities as well as high volumes of new originations and refinancings related to overall reductions in mortgage loan rates, and increased service charges on deposit accounts and customer service fees.

         Operating expenses were $60.5 million and $184.2 million for the three and nine months ended September 30, 2003, respectively, compared to $59.2 million and $175.2 million for the comparable periods in 2002. The increased operating expenses in 2003 primarily result from increased salaries and employee benefit expenses associated with our 2002 and 2003 acquisitions, increased commissions paid to mortgage loan originators due to continued high loan volumes, and write-downs on operating leases associated with our commercial leasing business. These higher operating expenses, exclusive of the operating leases, are reflective of recently completed acquisitions and ongoing investments made in conjunction with the execution of our overall business plan.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $73.4 million, or 4.49% of average interest-earning assets, for the three months ended September 30, 2003, from $68.6 million, or 4.24% of average interest-earning assets, for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, net interest income (expressed on a tax equivalent basis) was $214.3 million, or 4.43% of average interest-earning assets, and $199.1 million, or 4.23% of average interest-earning assets, respectively. We credit the increased net interest income primarily to reduced deposit rates, earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program, which mitigate the effects of decreasing interest rates, and a $61.3 million net reduction in our outstanding trust preferred securities. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $17.3 million and $48.1 million to net interest income for the three and nine months ended September 30, 2003, respectively, compared to $14.2 million and $38.0 million for the comparable periods in 2002. In addition, earning assets increased as a result of our acquisitions of Bank of Ste. Genevieve in March 2003, which provided assets of $115.1 million, and Plains Financial Corporation in January 2002 and two Texas branch purchases in June 2002, which provided assets of $256.3 million and $63.7 million, respectively. Furthermore, during the second quarter of 2003, we redeemed $132.3 million of our trust preferred securities that had been issued during 1997 and 1998. As more fully described in Note 9 to our consolidated financial statements, in March 2003, First Bank Statutory Trust issued $25.0 million of trust preferred securities in a private placement and in April 2003, First Preferred Capital Trust IV issued $46.0 million of trust preferred securities in an underwritten public offering. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall expense associated with the utilization of trust preferred securities, thereby improving our overall financial performance; however, prevailing low interest rates, generally weak loan demand and overall economic conditions continue to exert pressure on our net interest margin.

         Average loans, net of unearned discount, were $5.42 billion and $5.39 billion for the three and nine months ended September 30, 2003, respectively, compared to $5.36 billion and $5.42 billion for the comparable periods in 2002. Additionally, the yield on our loan portfolio decreased to 6.48% and 6.67% for the three and nine months ended September 30, 2003, respectively, compared to 7.12% and 7.26% for the comparable periods in 2002. We attribute the decline in the average balance and yields primarily to general economic conditions resulting in continued weak loan demand and lower prevailing interest rates. The reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         Average deposits increased to $6.05 billion and $6.06 billion for the three and nine months ended September 30, 2003, respectively, from $6.00 billion and $5.90 billion for the comparable periods in 2002. For the three and nine months ended September 30, 2003, the aggregate weighted average rate paid on our deposit portfolio decreased to 1.48% and 1.71%, respectively, from 2.44% and 2.67% for the comparable periods in 2002. We attribute the decline in rates paid for the three and nine months ended September 30, 2003 primarily to rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decline also reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Demand and savings deposits increased to $4.06 billion and $3.99 billion for the three and nine months ended September 30, 2003, respectively, from $3.69 billion and $3.59 billion for the comparable periods in 2002, whereas time deposits declined to $1.99 billion and $2.07 billion for the three and nine months ended September 30, 2003, respectively, from $2.31 billion for the comparable periods in 2002.

         The aggregate weighted average rate paid on our note payable was 4.80% and 6.33% for the three and nine months ended September 30, 2003, respectively, compared to 21.37% and 4.69% for the comparable periods in 2002. Due to lower average balances outstanding on our note payable during the three months ended June 30, 2003 and September 30, 2002, the timing of commitment, arrangement and other renewal fees recognized resulted in a disproportionate weighted average rates paid for those periods. At December 31, 2002, our note payable had an outstanding balance of $7.0 million, which was fully repaid from available cash in February 2003. On June 30, 2003, we obtained a $34.5 million advance to fund the redemption of our trust preferred securities issued by First America Capital Trust in 1998, as further described in Note 9 to our consolidated financial statements. At September 30, 2003, our note payable had an outstanding balance of $31.0 million. Amounts outstanding under our $60.0 million line of credit with a group of unaffiliated financial institutions bear interest at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and our profitability. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate and in the outstanding balance of our note payable. The aggregate weighted average rate paid on our other borrowings also declined for the three and nine months ended September 30, 2003, from the comparable periods in 2002, reflecting the current interest rate environment. The aggregate weighted average rate paid on our other borrowings was 0.88% and 1.11% for the three and nine months ended September 30, 2003, respectively, compared to 1.64% and 1.88% for the comparable periods in 2002.

         Guaranteed preferred debentures expense was $3.4 million and $13.8 million for the three and nine months ended September 30, 2003, respectively, compared to $5.3 million and $18.6 million for the comparable periods in 2002. As previously discussed and as more fully described in Note 9 to our consolidated financial statements, the decrease for 2003 primarily reflects the redemption of $132.3 million of outstanding trust preferred securities, the issuance of $71.0 million of trust preferred securities at lower interest rates and earnings associated with our interest rate swap agreements entered into in May and June of 2002 and in March and April of 2003 as further discussed under "--Interest Rate Risk Management." The aggregate weighted average rate paid on our guaranteed preferred debentures declined to 6.65% and 7.24% for the three and nine months ended September 30, 2003, respectively, from 7.88% and 9.80% for the comparable periods in 2002.

         The following table sets forth, on a tax-equivalent basis, certain information relating to First Banks' average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2003 and 2002:

                                          Three Months Ended September 30,                    Nine Months Ended September 30,
                                 -------------------------------------------------  -----------------------------------------------
                                           2003                      2002                     2003                     2002
                                 ------------------------  ----------------------  ----------------------  -----------------------
                                           Interest                 Interest                 Interest                Interest
                                  Average  Income/ Yield/  Average  Income/ Yield/  Average  Income/ Yield/  Average Income/ Yield/
                                  Balance  Expense Rate    Balance  Expense  Rate   Balance  Expense  Rate   Balance Expense  Rate
                                  -------  ------- ----    -------  -------  ----   -------  -------  ----   ------- -------  ----
                                                                         (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
  Loans (1)(2)(3)(4)........... $5,420,342  88,588 6.48% $5,361,625  96,236  7.12% $5,391,656 269,128 6.67% $5,415,946 294,274 7.26%
  Investment securities (4)....    920,242   7,409 3.19     938,971   9,479  4.01     940,835  24,723 3.51     766,146  25,123 4.38
  Federal funds sold and other.    145,589     345 0.94     115,703     512  1.76     133,474   1,099 1.10     115,477   1,454 1.68
                                ----------  ------       ---------- -------        ---------- -------       ---------- -------
       Total interest-earning
         assets................  6,486,173  96,342 5.89   6,416,299 106,227  6.57   6,465,965 294,950 6.10   6,297,569 320,851 6.81
                                            ------                  -------                   -------                  -------
Nonearning assets..............    692,415                  694,685                   709,182                  676,661
                                ----------               ----------                ----------               ----------
       Total assets............ $7,178,588               $7,110,984                $7,175,147               $6,974,230
                                ==========               ==========                ==========               ==========

       Liabilities and
    Stockholders' Equity
     --------------------
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand
      deposits................. $  851,014   1,195 0.56% $  774,144   1,786  0.92% $  852,663   4,346 0.68% $  721,982   5,739 1.06%
    Savings deposits...........  2,152,529   5,520 1.02   1,999,395   8,819  1.75   2,145,089  18,091 1.13   1,947,271  27,253 1.87
    Time deposits of $100
      or more..................    413,724   3,028 2.90     500,657   4,624  3.66     429,995  10,049 3.12     501,054  14,803 3.95
    Other time deposits (3)....  1,575,197   8,865 2.23   1,810,274  15,986  3.50   1,640,299  32,147 2.62   1,811,532  51,837 3.83
                                ----------  ------       ---------- -------        ---------- -------       ---------- -------
       Total interest-bearing
         deposits..............  4,992,464  18,608 1.48   5,084,470  31,215  2.44   5,068,046  64,633 1.71   4,981,839  99,632 2.67
  Other borrowings.............    246,790     550 0.88     195,465     806  1.64     200,428   1,671 1.11     187,634   2,635 1.88
  Note payable (5).............     32,091     388 4.80       5,738     309 21.37      12,131     574 6.33      23,904     839 4.69
  Guaranteed preferred
    debentures (3).............    202,808   3,399 6.65     266,817   5,300  7.88     254,400  13,768 7.24     254,044  18,629 9.80
                                ----------  ------       ---------- -------        ---------- -------       ---------- -------
       Total interest-bearing
         liabilities...........  5,474,153  22,945 1.66   5,552,490  37,630  2.69   5,535,005  80,646 1.95   5,447,421 121,735 2.99
                                            ------                  -------                   -------                  -------
Noninterest-bearing liabilities:
  Demand deposits..............  1,054,587                  912,807                   992,043                  916,822
  Other liabilities............    106,835                  152,086                   113,298                  141,769
                                ----------               ----------                ----------               ----------
       Total liabilities.......  6,635,575                6,617,383                 6,640,346                6,506,012
Stockholders' equity...........    543,013                  493,601                   534,801                  468,218
                                ----------               ----------                ----------               ----------
       Total liabilities and
         stockholders' equity.. $7,178,588               $7,110,984                $7,175,147               $6,974,230
                                ==========               ==========                ==========               ==========

Net interest income............             73,397                   68,597                   214,304                  199,116
                                            ======                  =======                   =======                  =======
Interest rate spread...........                     4.23                     3.88                     4.15                     3.82
Net interest margin (6)........                     4.49%                    4.24%                    4.43%                    4.23%
                                                    ====                    =====                     ====                     ====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $317,000 and $1.0 million for the three and nine months ended September 30, 2003,  and $416,000  and
     $1.1 million for the comparable periods in 2002, respectively.
(5)  Interest expense on the note payable includes commitment, arrangement and renewal fees.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

         The provision for loan losses was $15.0 million and $36.0 million for the three and nine months ended September 30, 2003, respectively, compared to $13.7 million and $38.7 million for the comparable periods in 2002. Net loan charge-offs were $12.1 million and $25.5 million for the three and nine months ended September 30, 2003, respectively, compared to $7.6 million and $27.4 million for the comparable periods in 2002. Beginning in late 2001, we experienced a higher level of problem loans and related loan charge-offs and past due loans resulting from the economic conditions within our markets, additional problems identified in two acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. We experienced further deterioration in our commercial leasing portfolio in 2003, contributing to continued higher-than-historical provisions for loan losses. Net loan charge-offs for the nine months ended September 30, 2003 included net charge-offs of $14.6 million associated with our commercial leasing portfolio and were primarily concentrated in four equipment leases aggregating $8.5 million, none of which were related to the airline industry. In addition, we recorded a charge-off of $4.1 million on one significant borrowing relationship. Nonperforming assets at September 30, 2003 decreased slightly to $81.3 million from $82.8 million at December 31, 2002 and $102.4 million at September 30, 2002. In recognition of these and other factors, our allowance for loan losses increased to $110.7 million at September 30, 2003, compared to $99.4 million at December 31, 2002 and $109.9 million at September 30, 2002. Management expects nonperforming assets to remain at the higher levels recently experienced and considers these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $26.2 million and $83.3 million for the three and nine months ended September 30, 2003, respectively, in comparison to $25.5 million and $64.8 million for the comparable periods in 2002. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, investment income on bank owned life insurance and other income.

         Service charges on deposit accounts and customer service fees were $9.2 million and $26.8 million for the three and nine months ended September 30, 2003, respectively, in comparison to $8.5 million and $22.0 million for the comparable periods in 2002. We attribute the increase in service charges and customer service fees to:

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

         The gain on mortgage loans sold and held for sale was $12.4 million and $33.2 million for the three and nine months ended September 30, 2003, respectively, in comparison to $7.9 million and $20.3 million for the comparable periods in 2002. The increase reflects continued growth of our mortgage banking activities as well as overall reductions in mortgage loan rates which resulted in higher volumes of new originations and refinancings.

         In the first quarter of 2003, we recorded a $6.3 million gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership interest in Bank of Ste. Genevieve as further discussed in Note 2 to our consolidated financial statements. The net gains on sales of available-for-sale investment securities of $266,000 and $6.8 million for the three and nine months ended September 30, 2003 also reflect sales of certain available-for-sale equity securities.

         We recorded a net loss on derivative instruments of $383,000 for the three months ended September 30, 2003 and a net gain of $43,000 for the nine months ended September 30, 2003, compared to net gains of $2.0 million and $1.7 million for the three and nine months ended September 30, 2002, respectively, reflecting changes in the fair value of our interest rate cap agreements and fair value hedges. The net loss in 2003 also reflects the discontinuation of hedge accounting treatment on two interest rate swap agreements that mature in January 2004, resulting from the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities as further discussed under "--Interest Rate Risk Management."

         Bank-owned life insurance investment income was $1.3 million and $4.0 million for the three and nine months ended September 30, 2003, respectively, in comparison to $1.5 million and $4.3 million for the comparable periods in 2002. The decrease for 2003 reflects a reduced return on this product primarily associated with the reduced interest rate environment and overall market conditions.

         Other income was $3.4 million and $12.4 million for the three and nine months ended September 30, 2003, respectively, in comparison to $5.7 million and $16.4 million for the comparable periods in 2002. We attribute the primary components of the decrease in 2003 to:

         >> a decline of approximately $4.4 million in loan servicing fees that is primarily attributable to increased amortization of mortgage servicing rights, impairment on mortgage servicing rights and a higher level of interest shortfall, which equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. This decline partially offsets continued growth of our mortgage banking activities due to overall reductions in mortgage loan rates and higher origination and refinancing volumes;

         >> a gain of approximately $448,000 recorded in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

         >>    a  decline  of  approximately   $262,000  in  brokerage   revenue
               primarily associated with overall market conditions and reduced customer demand;

         >> a decline of approximately $345,000 in rental income associated with our reduced commercial leasing activities; partially offset by

         >> a decrease in net losses of approximately $291,000 associated with the sale of repossessed assets, primarily related to leasing equipment associated with our commercial leasing business;

         >> increased rental fees from First Services, L.P. of approximately $335,000 for the use of data processing and other equipment owned by First Banks;

         >>    increased  portfolio   management  fee  income  of  approximately
               $273,000 associated with our Institutional Money Management division;

         >> increased earnings associated with our international banking products; and

         >>    our acquisitions completed during 2002 and 2003.

Noninterest Expense

         Noninterest expense was $60.5 million and $184.2 million for the three and nine months ended September 30, 2003, respectively, compared to $59.2 million and $175.2 million for the comparable periods in 2002. The increase in 2003 reflects the noninterest expense of our acquisitions completed during 2002 as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses and other expense, offset by declines in legal, examination and professional fees, advertising and business development and communications expenses.

         Salaries and employee benefits were $29.4 million and $90.3 million for the three and nine months ended September 30, 2003, respectively, in comparison to $28.4 million and $84.5 million for the comparable periods in 2002. We attribute the overall increase to the increase in salary and benefit expenses associated with our acquisitions in 2002 and 2003 and increased commissions paid to mortgage loan originators due to continued higher loan volumes which were partially offset by staff realignments surrounding our core business strategies. However, the increase also reflects generally higher salary and employee benefit costs associated with employing and retaining qualified personnel.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.5 million and $29.1 million for the three and nine months ended September 30, 2003, respectively, compared to $10.5 million and $28.7 million for the comparable periods in 2002. These expenses remain at higher levels and are primarily attributable to acquisitions, technology expenditures for equipment, continued expansion and renovation of various corporate and branch offices, the relocation of certain branches and operational areas and increased depreciation expense associated with capital expenditures. Included in these expenses are a $1.0 million lease termination obligation incurred in the second quarter of 2003 associated with the relocation of our San Francisco-based loan administration department to southern California and a $1.4 million lease buyout obligation incurred in the third quarter of 2002 on a California facility acquired through a previous acquisition.

         Information technology fees were $8.1 million and $24.6 million for the three and nine months ended September 30, 2003, respectively, in comparison to $7.8 million and $24.4 million for the comparable periods in 2002. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. For 2003, the slight increase in fees is attributed to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from the data processing conversions of our acquisitions completed in 2002.

         Legal, examination and professional fees were $1.8 million and $5.6 million for the three and nine months ended September 30, 2003, respectively, compared to $2.9 million and $6.5 million for the comparable periods in 2002. Our professional fees decreased approximately $1.1 million for the nine months ended September 30, 2003 in comparison to the comparable period in 2002, due primarily to various fees paid in 2002 related to our commercial leasing portfolio. This decrease was partially offset by a slight increase in other legal, examination and professional fees, due to continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation particularly related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $658,000 and $1.8 million for the three and nine months ended September 30, 2003, respectively, in comparison to $516,000 and $1.5 million for the comparable periods in 2002. The increase is solely attributable to core deposit intangibles associated with our 2002 and 2003 acquisitions.

         Communications and advertising and business development expenses have decreased to $1.4 million and $4.9 million for the three and nine months ended September 30, 2003, respectively, from $1.9 million and $6.5 million for the comparable periods in 2002. Our continued efforts to reduce these expenses through renegotiation of contracts, reductions in the level of advertising and promotional activities and ongoing cost containment efforts have all contributed to the overall decline in these expenditures in 2003.

         Other expense was $8.2 million and $24.0 million for the three and nine months ended September 30, 2003, respectively, in comparison to $5.9 million and $19.0 million for the comparable periods in 2002. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense for the nine months ended September 30, 2003, compared to the comparable period in 2002, to:

         >> increased write-downs of $3.8 million on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values. These write-downs were $5.2 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively;

         >> increased other real estate expenditures of approximately $1.5 million, including gains and losses on sales of other real estate properties. The majority of these increased expenditures are associated with the operation of a residential and recreational development property transferred to other real estate in January 2003;

         >> expenses associated with our acquisitions completed during 2002 and in 2003; and

         >>    continued   growth  and  expansion  of  our  banking   franchise;
               partially offset by

         >> reductions in various expenses, primarily including travel, meals and entertainment, director's fees, and transfer agent fees, associated with economies achieved from completion of our purchase of the minority interest in First Banks America, Inc. on December 31, 2002, resulting in the elimination of the requirements for separate public financial reporting of this subsidiary.

Provision for Income Taxes

         The provision for income taxes was $10.1 million and $28.9 million for the three and nine months ended September 30, 2003, representing an effective income tax rate of 42.4% and 37.8%, respectively. This compares to $7.4 million and $17.5 million for the three and nine months ended September 30, 2002, representing an effective income tax rate of 35.4% and 35.7%, respectively. We attribute the increase in the effective tax rate in 2003 to higher taxable income and the merger of our two bank charters, which has resulted in higher taxable income allocations in states where we file separate state tax returns.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                   September 30, 2003           December 31, 2002
                                                                -----------------------      ----------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,250,000       2,890      1,050,000         2,179
         Fair value hedges....................................     326,200       9,823        301,200        11,449
         Interest rate cap agreements.........................     450,000          --        450,000            94
         Interest rate lock commitments.......................      42,900          --         89,000            --
         Forward commitments to sell
           mortgage-backed securities.........................     133,500          --        235,000            --
                                                                ==========      ======      =========       =======

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

         During the three and nine months ended September 30, 2003, the net interest income realized on our derivative financial instruments was $17.3 million and $48.1 million, respectively, in comparison to $14.2 million and $38.0 million for the comparable periods in 2002. The increase is primarily due to interest income associated with the additional swap agreements entered into during March, April and July 2003 as well as the decline in prevailing interest rates. In addition, we realized a net loss on derivative instruments, which is included in noninterest income, of $383,000 for the three months ended September 30, 2003 and a net gain of $43,000 for the nine months ended September 30, 2003, compared to net gains of $2.0 million and $1.7 million for the three and nine months ended September 30, 2002, respectively, which reflects changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges

         During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the $175.0 million swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. The amount receivable by us under the swap agreements was $3.9 million at September 30, 2003 and $3.1 million at December 31, 2002. The amount payable by us under the swap agreements was $1.0 million at September 30, 2003 and $888,000 at December 31, 2002.



         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2003 and December 31, 2002 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2003:
             March 14, 2004..................................  $  150,000        1.20%         3.93%     $   1,913
             September 20, 2004..............................     600,000        1.30          6.78         30,821
             March 21, 2005..................................     200,000        1.18          5.24         10,680
             April 2, 2006...................................     100,000        1.18          5.45          8,176
             July 31, 2007...................................     200,000        1.15          3.08          2,535
                                                               ----------                                ---------
                                                               $1,250,000        1.24          5.49      $  54,125
                                                               ==========       =====         =====      =========

         December 31, 2002:
             March 14, 2004..................................  $  150,000        1.45%         3.93%     $   4,130
             September 20, 2004..............................     600,000        1.55          6.78         48,891
             March 21, 2005..................................     200,000        1.43          5.24         13,843
             April 2, 2006...................................     100,000        1.43          5.45          9,040
                                                               ----------                                ---------
                                                               $1,050,000        1.50          5.95      $  75,904
                                                               ==========       =====         =====      =========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $2.5 million at September 30, 2003 and $5.2 million at December 31, 2002. The amount payable by us under the swap agreements was $518,000 and $821,000 at September 30, 2003 and December 31,
               2002, respectively. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the related basis adjustment of the underlying hedged liabilities in the amount of $1.3 million will be recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities, which is approximately three months. For the three and nine months ended September 30, 2003, we recorded $670,000 as a reduction of interest expense associated with the discontinuation of hedge accounting treatment on these swap agreements.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of our guaranteed preferred beneficial interest in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2003 or December 31, 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this swap agreement in December 2002. In addition, the $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 14, 2003 resulting in final settlement of this swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> On March 31, 2003 and April 10, 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55%. The underlying hedged liabilities are a portion of our guaranteed preferred beneficial interests in our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2003.


         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2003 and December 31, 2002 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2003:
             January 9, 2004..................................  $  50,000        1.11%         5.37%      $    578
             January 9, 2006..................................    150,000        1.11          5.51         12,050
             December 31, 2031................................     55,200        3.40          9.00          3,732
             March 20, 2033...................................     25,000        3.65          8.10           (667)
             June 30, 2033....................................     46,000        3.68          8.15           (881)
                                                                ---------                                 --------
                                                                $ 326,200        2.05          6.65       $ 14,812
                                                                =========       =====         =====       ========

         December 31, 2002:
             January 9, 2004..................................  $  50,000        1.76%         5.37%      $  1,972
             January 9, 2006..................................    150,000        1.76          5.51         13,476
             June 30, 2028....................................     46,000        3.77          8.50            495
             December 31, 2031................................     55,200        4.10          9.00          4,688
                                                                ---------                                 --------
                                                                $ 301,200        2.49          6.58       $ 20,631
                                                                =========       =====         =====       ========

Interest Rate Cap Agreements

         In conjunction with the interest rate swap agreements designated as cash flow hedges that mature on September 20, 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At September 30, 2003 and December 31, 2002, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $0 and $94,000, respectively.

Pledged Collateral

         At September 30, 2003 and December 31, 2002, we had pledged investment securities available for sale with a carrying value of $5.2 million and $5.8 million, respectively, in connection with our interest rate swap agreements. In addition, at September 30, 2003, and December 31, 2002, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $68.8 million and $99.1 million, respectively.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for our subsidiary bank. Interest and fees on loans were 92.2% and 91.5% of total interest income for the three and nine months ended September 30, 2003, respectively, in comparison to 90.8% and 91.9% for the comparable periods in 2002. Total loans, net of unearned discount, increased $5.1 million to $5.44 billion, or 75.9% of total assets, at September 30, 2003, compared to $5.43 billion, or 74.0% of total assets, at December 31, 2002. Exclusive of our acquisition of Bank of Ste. Genevieve, which provided loans, net of unearned discount, of $42.9 million, loans, net of unearned discount, decreased $37.8 million at September 30, 2003 compared to December 31, 2002. This decrease in total loans, net of unearned discount, is primarily attributable to:

         >> continued weak loan demand from our commercial customers, which is indicative of the current economic conditions prevalent within most of our markets;

         >> a decline of $7.3 million experienced in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during 2002 and general runoff of balances within this portfolio;

         >> a continued decline of $ 47.4 million in our lease financing portfolio consistent with the discontinuation of our New Mexico based leasing operation during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy with respect to leasing activities. Additionally, during the nine months ended September 30, 2003, we recorded net loan charge-offs of $14.6 million associated with this portfolio, which further contributed to the overall decline; and

         >> a decline of $69.1 million in loans held for sale resulting primarily from the timing of loan sales in the secondary mortgage market; partially offset by

         >> an increase of $91.9 million in our real estate construction and development portfolio resulting primarily from seasonal increases on existing and available credit lines; and

         >> an increase of $46.1 million in our real estate mortgage portfolio primarily associated with management's business strategy decision to retain a portion of our new loan production in our real estate mortgage portfolio due primarily to continued weak loan demand in other sectors of our loan portfolio as previously discussed.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                 September 30,     December 31,
                                                                                     2003              2002
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    22,190          15,787
         Real estate construction and development:
              Nonaccrual.....................................................          7,030          23,378
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual.....................................................         18,799          14,833
              Restructured...................................................             13              15
           Multi-family residential loans:
              Nonaccrual.....................................................            815             772
           Commercial real estate loans:
              Nonaccrual.....................................................         13,131           8,890
              Restructured...................................................             --           1,907
         Lease financing:
              Nonaccrual.....................................................          8,449           8,723
         Consumer and installment:
              Nonaccrual.....................................................            410             860
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         70,837          75,165
         Other real estate...................................................         10,507           7,609
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    81,344          82,774
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,437,663       5,432,588
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     7,407           4,635
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................          2.04%            1.83%
              Nonperforming loans to loans...................................          1.30             1.38
              Allowance for loan losses to nonperforming loans...............        156.32           132.29
              Nonperforming assets to loans and other real estate............          1.49             1.52
                                                                                 ==========       ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $70.8 million at September 30, 2003, in comparison to $75.2 million at December 31, 2002. Loan charge-offs were $18.8 million and $42.5 million for the three and nine months ended September 30, 2003, respectively, compared to $11.0 million and $39.0 million for the comparable periods in 2002. As previously discussed, during the nine months ended September 30, 2003, we experienced further deterioration within our commercial leasing portfolio which is reflected in net loan charge-offs of $14.6 million and nonperforming loans associated with this portfolio decreasing by $274,000. Additionally, in January 2003, we foreclosed on a residential and recreational development property that had previously been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. Consequently, other real estate increased to $10.5 million at September 30, 2003 from $7.6 million at December 31, 2002, and nonperforming real estate construction and development loans declined, down $16.3 million from December 31, 2002. Our allowance for loan losses as a percentage of loans, net of unearned discount, increased to 2.04% at September 30, 2003 from 1.83% at December 31, 2002, and our allowance for loan losses as a percentage of nonperforming loans increased to 156.32% at September 30, 2003 from 132.29% at December 31, 2002. While we believe we were successful in addressing the asset quality problems experienced in 2002, we continue to closely monitor our loan and leasing portfolios. We anticipate the higher trends in nonperforming and delinquent loans recently experienced will continue in the near future and primarily attribute them to the current economic conditions experienced in our primary market areas.

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

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              ---------------------        ----------------------
                                                                2003          2002           2003          2002
                                                                ----          ----           ----          ----
                                                                       (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.....  $ 107,848     103,794          99,439       97,164
         Acquired allowances for loan losses................         --          --             757        1,366
                                                              ---------    --------        --------      -------
                                                                107,848     103,794         100,196       98,530
                                                              ---------    --------        --------      -------
         Loans charged-off..................................    (18,821)    (11,014)        (42,486)     (39,047)
         Recoveries of loans previously charged-off.........      6,707       3,395          17,024       11,692
                                                              ---------    --------        --------      -------
         Net loan charge-offs...............................    (12,114)     (7,619)        (25,462)     (27,355)
                                                              ---------    --------        --------      -------
         Provision for loan losses..........................     15,000      13,700          36,000       38,700
                                                              ---------    --------        --------      -------
         Allowance for loan losses, end of period...........  $ 110,734     109,875         110,734      109,875
                                                              =========    ========        ========      =======

                                    Liquidity

         Our liquidity and the liquidity of our subsidiary bank is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $715.5 million and $742.5 million at September 30, 2003 and December 31, 2002, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more and other borrowings, including our note payable, at September 30, 2003:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More      Borrowings         Total
                                                                 -------------------      ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less...................................     $114,091              163,716          277,807
         Over three months through six months...................       59,254                   --           59,254
         Over six months through twelve months..................      107,617               31,000          138,617
         Over twelve months.....................................      132,824              107,000          239,824
                                                                     --------             --------         --------
              Total.............................................     $413,786              301,716          715,502
                                                                     ========             ========         ========

         In addition to these sources of funds, our subsidiary bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2003 and December 31, 2002, the borrowing capacity of our subsidiary bank under the agreement was approximately $913.1 million and $1.22 billion, respectively. In addition, our subsidiary bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $417.8 million and $223.6 million at September 30, 2003 and December 31, 2002, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $12.0 million and $14.0 million at September 30, 2003 and December 31, 2002, respectively, our subsidiary bank had no amounts outstanding under either of these agreements at September 30, 2003 and December 31, 2002.

         In connection with our normal operations, we enter into various other commitments and obligations such as long-term leasing arrangements, primarily of bank premises, and certificates of deposit. The required payments under such commitments and other obligations at September 30, 2003 were as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than     Over
                                                               1 Year          5 Years       5 Years       Total
                                                               ------          -------       -------       -----
                                                                       (dollars expressed in thousands)

         Operating leases.................................   $    2,609        24,782        23,493          50,884
         Certificates of deposit..........................    1,273,421       685,983           396       1,959,800
         Guaranteed preferred beneficial interest
              in subordinated debentures..................           --            --       205,380         205,380
         Federal Home Loan Bank borrowings................        5,000         6,000         1,000          12,000
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

         On April 30, 2003, the FASB issued SFAS No. 149 -- Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 are required to be applied prospectively. We have evaluated the requirements of SFAS No. 149 and believe such requirements will not have a material effect on our consolidated financial statements.

         On May 15, 2003, the FASB issued SFAS No. 150 -- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity as it requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments were initially subject to the provisions of SFAS No. 150 for the fiscal period beginning after December 15, 2003. However, on November 7, 2003, the FASB elected to defer this effective date of mandatorily redeemable financial instruments of certain private companies to fiscal periods beginning after December 15, 2004. Furthermore, the FASB elected to indefinitely defer the effective date of the provisions of SFAS No. 150 for certain mandatoriy redeemable noncontrolling interests. We have evaluated the requirements of SFAS No. 150 and believe such requirements will not have a material effect on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 -- Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Initially, it applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003; however, on September 17, 2003, the FASB deferred this effective date until the end of the first interim or annual period ending after December 15, 2003. This
Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         The Company has several statutory and business trusts, some of which were formed subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 9 to our accompanying consolidated financial statements. We currently believe the continued consolidation of these trusts is appropriate under Interpretation No. 46. However, the application of Interpretation No. 46 to these types of trusts is an emerging issue, and a possible unintended consequence of Interpretation No. 46 is the deconsolidation of these types of trusts. The Company is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements.

         In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.3% of net interest income, based on assets and liabilities at December 31, 2002. At September 30, 2003, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002 and 2003, is reflected in our net interest margin for the three and nine months ended September 30, 2003 as compared to the comparable periods in 2002 and further discussed under "--Results of Operations." During the three and nine months ended September 30, 2003, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                     Description
              --------------                     -----------

                 10.27 Secured Credit Agreement ($60,000,000 Revolving Loan Facility and $20,000,000 Letter of Credit Facility), dated as of August 14, 2003, among First Banks, Inc. and Wells Fargo Bank, National Association, as
                                   Agent,  Bank  One,  LaSalle   Bank   National
                                   Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association - filed herewith.

                    31             Rule 13a-14(a) / 15d-14(a)   Certifications -
                                   filed herewith.

                    32             Section 1350 Certifications - filed herewith.

(b) We filed a Current Report on Form 8-K on July 31, 2003. Item 12 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three and six months ended June 30, 2003. A copy of the press release was included as Exhibit 99.4.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST BANKS, INC.



November 13, 2003               By: /s/ Allen H. Blake
                                    --------------------------------------------
                                        Allen H. Blake
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial and
                                        Accounting Officer)

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


Date:  November 13, 2003        By:  /s/ Allen H. Blake
                                    -----------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)

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


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2003 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  November 13, 2003            By:  /s/ Allen H. Blake
                                        ----------------------------------------
                                             Allen H. Blake
                                             President, Chief Executive Officer
                                             and Chief Financial Officer
                                             (Principal Executive Officer
                                             and Principal Financial and
                                             Accounting Officer)

                            SECURED CREDIT AGREEMENT


 ($60,000,000 Revolving Loan Facility and $20,000,000 Letter of Credit Facility)

                           dated as of August 14, 2003



                                      among


                                FIRST BANKS, INC.

                                       and

                          THE LENDERS SIGNATORY HERETO


                                       and


                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                                    as Agent



                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                   as Sole Lead Arranger and Sole Book Runner



                                TABLE OF CONTENTS


ARTICLE I.    DEFINITIONS AND ACCOUNTING TERMS..................................................................1

      Section 1.01  Defined Terms...............................................................................1
      Section 1.02  Accounting Terms............................................................................8

ARTICLE II.   AMOUNT AND TERMS OF REVOLVING LOAN AND LETTER OF CREDIT FACILITIES................................9

      Section 2.01  Advances....................................................................................9
      Section 2.02  Interest...................................................................................10
      Section 2.03  Margin and L/C Margin......................................................................12
      Section 2.04  Payments...................................................................................13
      Section 2.05  Revolving Loan Commitment Fee..............................................................13
      Section 2.06  Termination or Reduction of the Commitments................................................13
      Section 2.07  Voluntary Prepayments......................................................................13
      Section 2.08  Computation of Interest and Fees...........................................................14
      Section 2.09  Making of Payments.........................................................................14
      Section 2.10  Payment on Nonbusiness Days................................................................14
      Section 2.11  Use of Proceeds............................................................................14
      Section 2.12  Fees on Advances and Indemnity.............................................................14
      Section 2.13  Capital Adequacy...........................................................................16
      Section 2.14  Failure of Any Lender to Make Advances.....................................................16
      Section 2.15  Issuance of Letters of Credit..............................................................17
      Section 2.16  Payment of Amounts Drawn Under Letters of Credit...........................................17
      Section 2.17  Special Account............................................................................18
      Section 2.18  Authorization for Borrowing................................................................19
      Section 2.19  Letter of Credit Fees......................................................................19
      Section 2.20  Termination or Reduction of Letter of Credit Commitment....................................20

ARTICLE III.  CONDITIONS PRECEDENT.............................................................................20

      Section 3.01  Initial Conditions Precedent...............................................................20
      Section 3.02  Conditions Precedent to All Advances.......................................................21

ARTICLE IV.   REPRESENTATIONS AND WARRANTIES...................................................................22

      Section 4.01  Corporate Existence and Power..............................................................22
      Section 4.02  Authorization of Borrowing; No Conflict as to Law or Agreements............................22
      Section 4.03  Legal Agreements...........................................................................22
      Section 4.04  Subsidiaries...............................................................................23
      Section 4.05  Financial Condition........................................................................23
      Section 4.06  Adverse Change.............................................................................23
      Section 4.07  Litigation.................................................................................23
      Section 4.08  Regulation U...............................................................................23
      Section 4.09  Taxes......................................................................................23
      Section 4.10  Titles.....................................................................................23
      Section 4.11  ERISA......................................................................................23
      Section 4.12  Regulatory Matters.........................................................................23

ARTICLE V.    AFFIRMATIVE COVENANTS............................................................................24

      Section 5.01  Reporting Requirements.....................................................................24
      Section 5.02  Books and Records; Inspection and Examination..............................................25
      Section 5.03  Compliance with Laws.......................................................................26
      Section 5.04  Payment of Taxes and Other Claims..........................................................26
      Section 5.05  Operations.................................................................................26
      Section 5.06  Insurance..................................................................................26
      Section 5.07  Preservation of Corporate Existence........................................................26
      Section 5.08  Additional Collateral......................................................................26
      Section 5.09  Notice of Acquisition......................................................................27

ARTICLE VI.   NEGATIVE COVENANTS...............................................................................27

      Section 6.01  Liens......................................................................................27
      Section 6.02  Indebtedness...............................................................................27
      Section 6.03  Guaranties.................................................................................28
      Section 6.04  Dividends..................................................................................28
      Section 6.05  Consolidation and Merger...................................................................28
      Section 6.06  Subordinated Debt..........................................................................28
      Section 6.07  Restrictions on Nature of Business.........................................................28
      Section 6.08  Negative Pledges; Subsidiary Restrictions..................................................29
      Section 6.09  Issuance of Additional Stock...............................................................29
      Section 6.10  Regulatory Matters.........................................................................27

ARTICLE VII.  FINANCIAL COVENANTS..............................................................................29

      Section 7.01  Total Risk Based Capital Ratio.............................................................29
      Section 7.02  Tier I Risk Based Capital Ratio............................................................29
      Section 7.03  Leverage Ratio.............................................................................29
      Section 7.04  Minimum Return on Assets...................................................................30
      Section 7.05  Maximum Non-Performing Assets..............................................................30
      Section 7.06  Allowance for Loan and Lease Losses........................................................30

ARTICLE VIII. EVENTS OF DEFAULT, RIGHTS AND REMEDIES...........................................................30

      Section 8.01  Events of Default..........................................................................30
      Section 8.02  Rights and Remedies........................................................................33
      Section 8.03  Offset.....................................................................................33

ARTICLE IX.   THE AGENT........................................................................................34

      Section 9.01  Authorization..............................................................................34
      Section 9.02  Distribution of Payments and Proceeds......................................................34
      Section 9.03  Expenses...................................................................................35
      Section 9.04  Payments Received Directly by Lenders......................................................35
      Section 9.05  Indemnification............................................................................35
      Section 9.06  Limitations on Agent's Power...............................................................35
      Section 9.07  Exculpation................................................................................36
      Section 9.08  Agent and Affiliates.......................................................................36
      Section 9.09  Credit Investigation.......................................................................36
      Section 9.10  Resignation................................................................................36
      Section 9.11  Assignments................................................................................37
      Section 9.12  Participations.............................................................................38
      Section 9.13  Disclosure of Information..................................................................38

ARTICLE X.    MISCELLANEOUS....................................................................................39

      Section 10.01 No Waiver; Cumulative Remedies.............................................................39
      Section 10.02 Amendments, Etc............................................................................39
      Section 10.03 Notice.....................................................................................39
      Section 10.04 Costs and Expenses.........................................................................39
      Section 10.05 Indemnification by Borrower................................................................40
      Section 10.06 Execution in Counterparts..................................................................40
      Section 10.07 Binding Effect, Assignment.................................................................41
      Section 10.08 Governing Law..............................................................................41
      Section 10.09 Consent to Jurisdiction/Jury Waiver........................................................41
      Section 10.10 Severability of Provisions.................................................................41
      Section 10.11 Prior Agreements...........................................................................41
      Section 10.12 Headings...................................................................................41
      Section 10.13 No Oral Agreements.........................................................................41






Exhibit A        --     Revolving Loan Commitment Amounts

Exhibit B        --     Borrower's Pledge Agreement

Exhibit C        --     Compliance Certificate

Exhibit D1       --     Application for Standby Letter of Credit

Exhibit D2       --     Standby Letter of Credit Agreement

Exhibit E        --     San Francisco Company Guaranty

Exhibit F        --     San Francisco Company Security Agreement

Exhibit G        --     Note

Exhibit H        --     Permissible Securities

Exhibit I        --     Notice of Permitted Acquisition


Schedule 4.04    --     Subsidiaries

Schedule 4.07    --     Litigation

Schedule 6.01    --     Existing Liens

Schedule 6.02    --     Indebtedness

Schedule 6.03    --     Guaranties

                            SECURED CREDIT AGREEMENT


               THIS SECURED CREDIT AGREEMENT dated as of August 14, 2003, is entered into by and among FIRST BANKS, INC., a Missouri corporation ("Borrower"), the financial institutions that have executed this Agreement as lenders (each individually a "Lender" and collectively the "Lenders"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent.


                                WITNESSETH THAT:

               WHEREAS Borrower, certain of the Lenders (the "Original Lenders") and the Agent's affiliate, Wells Fargo Bank Minnesota, National Association, were party to a Secured Credit Agreement dated as of August 23, 2001 (the "Original Credit Agreement") pursuant to which the Lenders had severally made available to Borrower a revolving credit facility in the aggregate amount of One Hundred Twenty Million Dollars ($120,000,000);


               WHEREAS Borrower, the Original Lenders, and Agent were party to a Secured Credit Agreement dated as of August 22, 2002 (the "Existing Credit Agreement") pursuant to which the Original Credit Agreement was restated and superceded and pursuant to which Lender and Original Lenders severally made available to Borrower a revolving credit facility in the amount of Ninety Million Dollars ($90,000,000) and a revolving letter of credit facility in the amount of Twenty Million Dollars ($20,000,000);


               WHEREAS, Borrower has requested that Lenders severally make available a new revolving credit facility in the amount of Sixty Million Dollars ($60,000,000) and a revolving letter of credit facility in the amount of Twenty Million Dollars ($20,000,000);


               WHEREAS Borrower, the Lenders and Agent desire to enter into this Secured Credit Agreement in replacement of the Existing Credit Agreement, thereby making available to Borrower the requested revolving credit and letter of credit facilities; and


               WHEREAS the Lenders are willing severally to provide such revolving credit and letter of credit facilities to Borrower, subject to the terms and conditions hereinafter set forth;


               NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:


                                   ARTICLE I.

                        DEFINITIONS AND ACCOUNTING TERMS


               Section  1.01.  Defined  Terms.  As used in this  Agreement,  the
                               --------------
following terms have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

               "Advance" means an advance by the Lenders to the Borrower pursuant to Article II.

               "Additional Lender" means a financial institution that becomes a Lender pursuant to the procedures set forth in Section 9.11.

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

               "Agent" means Wells Fargo Bank, National Association, acting in its capacity as Agent pursuant to Article IX hereof, or any duly appointed successor.

               "Agreement" means this Secured Credit Agreement, as amended, supplemented or modified from time to time.

               "Bank Business Day" means a day other than a Saturday, Sunday, United States national holiday or other day on which banks in Minnesota are permitted or required by law to close.

               "Bank Subsidiary" means any direct or indirect Subsidiary of the Borrower which is a bank or thrift institution, including, without limitation the financial institutions listed in Schedule 4.04 hereof and, beginning one year following the acquisition thereof, any bank or thrift institution subsequently becoming a direct or indirect Subsidiary of the Borrower.

               "Base Rate" means the rate of interest publicly announced from time to time by the Agent as its "prime" or "base" rate or, if the Agent ceases to announce a rate so designated, any similar successor rate designated by the Agent. Each change in the Base Rate shall be effective on the day the change in the "prime" or "base" rate is announced within Agent.

               "Borrower" has the meaning assigned to such term in the preamble of this Agreement.

               "Borrower Pledge Agreement" means the collateral pledge agreement in the form of Exhibit B pledging to the Agent for the ratable benefit of the Lenders all of the stock of San Francisco Company.

               "Borrowing" means a borrowing under Article II consisting of Advances made to the Borrower by each of the Lenders severally.

               "Capitalized Lease" of a Person means any lease of property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with GAAP.

               "Collateral" means the Borrower's Special Account and all property which is subject or is to be subject to the Liens granted by the Borrower Pledge Agreement and the San Francisco Company Security Agreement.

               "Commitments" means the several revolving credit commitments of the Lenders in the aggregate original principal amount of Sixty Million Dollars ($60,000,000), as such amount may be reduced from time to time pursuant to Section 2.06 hereof. When used with reference to a particular Lender, "Commitment" means that Lender's obligation to make Advances in an aggregate amount equal to its Commitment Amount.

               "Commitment Amount" means, with respect to each Lender, the amount set forth opposite that Lender's name on Exhibit A, as that amount may be adjusted from time to time pursuant to Section 2.06 or any assignment made pursuant to Section 9.11.

               "Compliance Certificate" means a certificate in substantially the form of Exhibit C, or such other form as the Borrower and the Required Lenders may from time to time agree upon in writing, executed by the Chief Financial Officer of the Borrower and one (1) additional officer of the Borrower identified on the signature page to the certificate attached hereto as Exhibit C, stating (i) that any financial statements delivered therewith have been prepared in accordance with GAAP, subject to year-end audit adjustments, (ii) whether or not such officer has knowledge of the occurrence of any Default or Event of Default and stating in reasonable details the facts with respect to such Default or Event of Default, (iii) all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the Financial Covenants, and
          (iv) all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the other covenants.

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

               "Equity Capital" of a Bank Subsidiary means the aggregate of its perpetual preferred stock (and related surplus), common stock, surplus (excluding all surplus related to perpetual preferred stock), undivided profits and capital reserves, plus its net unrealized holding gains (or minus its net realized holding losses) on available-for-sale securities.

               "Eurodollar Business Day" means a Bank Business Day on which dealings in U.S. dollar deposits are carried on in the London interbank market.

               "Eurodollar Rate" means the annual rate equal to the sum of (i) the rate obtained by dividing (a) the rate (rounded up to the nearest 1/16 of 1%) determined by the Agent as of 11:00 a.m. London, England time on the second Eurodollar Business Day prior to the date such rate is to become effective to be the average rate at which U.S. dollar deposits are offered or available to banks in the London interbank market for funds to be made available on the first day of any Interest Period in an amount approximately equal to the amount for which a Eurodollar Rate quotation has been requested and maturing at the end of such Interest Period, by (b) a percentage equal to 100% minus the Federal Reserve System reserve requirement (expressed as a percentage) applicable to such deposits, and (ii) the applicable Margin. In making such determination, the Agent shall utilize Telerate page 3750 under the heading "British Bankers Association LIBOR rates" in the column designated "USD," as published by Bridge Information Systems, Inc., or such other comparable source as may be available to the Agent in the event such Telerate page is no longer published or readily available.

               "Eurodollar Rate Funding" means a Borrowing or any portion thereof, or any other portion of the principal balance of the Notes, that bears interest at a Eurodollar Rate.

               "Event of Default" means any of the events specified in Section 8.01, provided that any requirement for the giving of notice, the lapse of time, or both, or any other applicable condition, has been satisfied.

               "Existing Credit Agreement" has the meaning assigned to such term in the recitals to this Agreement.

               "Federal Funds Rate" means at any time an interest rate per annum equal to the weighted average of the rates for overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Bank Business Day, the average, determined by the Agent, of the quotations for such day for such transactions received by the Agent from three federal funds brokers of recognized standing selected by it, it being understood that the Federal Funds Rate for any day which is not a Bank Business Day shall be the Federal Funds Rate for the next preceding Bank Business Day.

               "Financial Covenants"  means  any  covenant contained in  Article
          VII.

               "First Bank" means First Bank, a Missouri state bank.

               "Floating Rate" means, at any time, an annual rate equal to the greater of:

               (i)  the Base Rate; or

               (ii) the Federal Funds Rate, plus 50 basis points (0.50%);

          The Floating Rate shall change when and as the Base Rate or Federal Funds Rate changes.

               "Funded Debt" of the Borrower means (without duplication) (i) all indebtedness of the Borrower for borrowed money; (ii) indebtedness evidenced by bonds, notes or similar written debt instruments; and
          (iii) the face amount of all letters of credit and bankers' acceptances issued for the account of the Borrower, and without duplication, all drafts drawn thereunder; provided, however, that in
                                                      --------  -------
          no event shall any calculation of Funded Debt include Subordinated Debt or debt of the type referred to in Section 6.02(b) or 6.02(c).

               "Funded Debt Ratio" means the ratio of Funded Debt to Net Income of the Borrower for the most recent period of four fiscal quarters.

               "GAAP" means generally accepted accounting principles applied on a basis consistent with the accounting practices applied in the financial statements described in Section 4.05.

               "Interest Period" means, with respect to any Eurodollar Rate Funding (except as provided below on the Closing Date of this Agreement), a period of one, two, three or six months beginning on a Eurodollar Business Day, as elected by the Borrower. Each Interest Period shall end on the day in the final month of such Interest Period that immediately precedes the date which numerically corresponds to the first day of such Interest Period, except that (i) if such final month has no numerically corresponding day, then the Interest Period shall end on the last Eurodollar Business Day of such month, and (ii) if an Interest Period would otherwise end on a day which is not a Eurodollar Business Day, such Interest Period shall end on the next following Eurodollar Business Day, unless such next following Eurodollar Business Day is the first Eurodollar Business Day of a month, in which case such Interest Period shall end on the next preceding Eurodollar Business Day.

               "L/C Application" means an Application for Standby Letter of Credit in the form attached hereto as Exhibit D1, and the master Standby Letter of Credit Agreement in the form of Exhibit D2, which is incorporated into such Application by reference.

               "L/C Margin" means an amount determined under Section 2.03 that is charged pursuant to Section 2.19(a).

               "Lender" or "Lenders" has the meaning assigned to such term in the preamble to this Agreement.

               "Leverage Ratio" shall be defined and calculated in accordance with Federal Reserve Board Regulation Y in the case of the Borrower and in accordance with Section 38 of the Federal Deposit Insurance Act in the case of a Bank Subsidiary.

               "Letter of Credit" has the meaning given in Section 2.15.

               "Letter of Credit Commitment" means Agent's commitment to issue Letters of Credit as provided in Section 2.15.

               "Lien" means any mortgage, deed of trust, lien, pledge, security interest or other charge or encumbrance, of any kind whatsoever, including but not limited to the interest of the lessor or titleholder under any Capitalized Lease, title retention contract or similar agreement.

               "Loan Documents" means this Agreement, the Notes, the Borrower Pledge Agreement, the San Francisco Company Guarantee and the San Francisco Company Security Agreement, as each may be renewed, extended, amended, rearranged, restructured, restated, replaced or otherwise modified from time to time.

               "Margin" means an amount determined pursuant to Section 2.03 that is added to other amounts to determine a Eurodollar Rate.

               "Multiemployer Plan" means a Plan described in Section 4001(a)(3) of ERISA which covers employees of the Borrower or any of its Affiliates.

               "Net Income" has the meaning assigned to such term by GAAP, without reference to extraordinary items or adjustments caused solely by changes in applicable accounting principles.

               "Non-Performing  Assets" of a Bank  Subsidiary  means the sum of:
          (i) all loans and leases classified as past due 90 days or more and still accruing interest; (ii) all loans classified as "non-accrual" and no longer accruing interest; (iii) all loans and leases classified as "restructured loans and leases"; and (iv) all other "Non-Performing Assets," as reported in the then most recent call report of such Bank Subsidiary.

               "Note" has the meaning set forth in Section 2.01.

               "Obligations" means all debts, liabilities, obligations, covenants and duties of the Borrower arising under any of the Loan Documents, whether direct or indirect, absolute or contingent, due or to become due, and whether now existing or hereafter arising.

               "Obligations of Reimbursement" has the meaning given in Section 2.16(a).

               "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

               "Percentage" means, with respect to each Lender, the percentage so designated next to such Lender's name in Exhibit A, as such percentage may be adjusted from time to time pursuant to Section 9.11.

               "Permitted Acquisition" means the acquisition by the Borrower or any of its Subsidiaries of stock or other equity interests in any other Person, the consolidation or merger of any other Person into the Borrower or any of its Subsidiaries, or the transfer of any assets of any other Person to the Borrower or any of its Subsidiaries outside the ordinary course of business, in each case so long as:

               (i) no Default or Event of Default is continuing at the time of such acquisition, consolidation, merger or transfer, or would be caused by such acquisition, consolidation, merger or transfer;

              (ii) all authorizations of governmental agencies, bodies or authorities which are necessary to approve the acquisition have been obtained and are in full force and effect, or will be obtained contemporaneously with the making of any Advance for such purpose, and no further approval, consent, order or authorization of or designation, registration, declaration or filing with any governmental authority is required in connection therewith;

              (iii) in the case of any  consolidation or merger,  the continuing or surviving corporation shall be controlled by the Borrower immediately following the transaction; provided, however,
                                                             --------   -------
                    that (A) a Subsidiary may merge with and into the Borrower or another Subsidiary, but (B) under no circumstances may the Borrower merge into or consolidate with any Subsidiary; and

               (iv) any notice  required  in  connection  with such  acquisition pursuant to Section 5.09 shall have been timely given.

               "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority, or other juridical entity of whatever nature.

               "Plan" means any employee benefit or other plan established, maintained, or to which contributions have been made by the Borrower or any ERISA Affiliate.

               "Primary Equity Capital" of an entity means the aggregate of the allowance for loan and lease losses of such entity, as reported in the most recent Form 10-Q or Form 10-K filed by the Borrower with the Securities and Exchange Commission, plus the Equity Capital of such entity.

               "Prohibited  Transaction"  means any  transaction  prohibited  by
          Section 406 of ERISA or Section 4975 of the Internal Revenue Code, as amended from time to time.

               "Reportable Event" means any of the events set forth in Section 4043 of ERISA.

               "Required Lenders" means Lenders (including, where relevant, Additional Lenders) having an aggregate Percentage of 66 2/3% or more.

               "Return on Assets" of a Person means the percentage determined by dividing the Net Income of such Person for the four calendar quarters immediately preceding the date of determination by its total average assets during such period. The total average assets of a Person shall be as reported in quarterly financial statements for such period or, in the case of a Bank Subsidiary, in its four most recent quarterly call reports.

               "Revolving Credit Termination Date" means August 12, 2004.

               "San Francisco Company" means The San Francisco Company, a Delaware corporation.

               "San Francisco Company Guarantee" means the Guaranty in the form of Exhibit E to this Agreement, whereby San Francisco Company guarantees to the Lenders payment of the Obligations.

               "San  Francisco   Company  Security   Agreement"  means  the  San
          Francisco Company Security Agreement in the form of Exhibit F, pledging to the Agent for the ratable benefit of the Lenders all of the stock of First Bank.

               "Subordinated Debt" means indebtedness of the Borrower or any of its Subsidiaries which is subordinated in right of payment to all indebtedness of the Borrower to any Lender, on terms that have been approved in writing by the Required Lenders and that have been noted by appropriate legend on all instruments evidencing the Subordinated Debt.

               "Subsidiary" means, as to Borrower, any corporation with total assets exceeding $1,000,000 of which shares of stock having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation are at the time owned, or the management of which corporation is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by the Borrower or a Subsidiary of Borrower.

               "Tier I Risk Based Capital Ratio" shall be defined and calculated in accordance with Federal Reserve Board Regulation Y in the case of the Borrower and in accordance with Section 38 of the Federal Deposit Insurance Act in the case of a Bank Subsidiary.

               "Total Risk Based Capital Ratio" shall be defined and calculated in accordance with Federal Reserve Board Regulation Y in the case of the Borrower and in accordance with Section 38 of the Federal Deposit Insurance Act in the case of a Bank Subsidiary.


               Section  1.02.   Accounting   Terms.  All  accounting  terms  not
                                ------------------
specifically defined herein shall be construed in accordance with GAAP consistent with those applied in the preparation of the financial statements and reports referred to in Section 4.05, and all financial data submitted pursuant to this Agreement shall be prepared in accordance with such principles.

                                   ARTICLE II.

       AMOUNT AND TERMS OF REVOLVING LOAN AND LETTER OF CREDIT FACILITIES


               Section 2.01 Advances.
                            --------
               (a) Each Lender agrees, severally but not jointly, on the terms and subject to the conditions hereinafter set forth, to make Advances to the Borrower from time to time during the period from the date hereof to and including the Revolving Credit Termination Date in an aggregate amount not to exceed at any time outstanding that Lender's Commitment Amount. The total amount of the Advances outstanding at any time hereunder shall not exceed the Commitments. Within the limits of the Commitments, the Borrower may borrow, prepay pursuant to Section
          2.07 and reborrow under this Section 2.01. The Advances made by each Lender shall be evidenced by and repayable in accordance with a single promissory note of the Borrower (a "Note") payable to the order of that Lender, substantially in the form of Exhibit G hereto, dated the date hereof. The Notes shall bear interest on the unpaid principal amount thereof from the date thereof until paid as set forth in
          Section 2.02.

               (b) Each Borrowing under this Section 2.01 shall occur following written or telephonic request to the Agent from the Borrower, any telephonic request to be confirmed by fax in such form as the Borrower and the Agent may agree. Each such notice or request shall specify (i) the date of the requested Borrowing, (ii) the amount thereof, and
          (iii) if any portion of such Borrowing will bear interest at a Eurodollar Rate, the Interest Period selected by the Borrower with respect thereto. Such notice or request must be received by the Agent not later than 1:00 p.m. (Minneapolis time) on the Bank Business Day prior to the day on which such Borrowing is to occur or, if all or any portion of the Borrowing will bear interest at a Eurodollar Rate, not later than three Eurodollar Business Days prior to the date on which such Borrowing is to occur. Upon receiving a request for a Borrowing under this Section 2.01, and in any event not later than 2:00 p.m. (Minneapolis time) on the day that the request is received, the Agent will notify the Lenders of the amount of the requested Borrowing, the amount of each Lender's Advance with respect thereto, and, if applicable, the fact that the Borrower has elected a Eurodollar Rate and the Interest Period selected by the Borrower. Upon fulfillment of the applicable conditions set forth in Article III, each Lender shall remit its Percentage of the requested Borrowing to the Agent in immediately available funds. So long as a Lender receives notice of the requested Borrowing prior to 2:00 p.m. (Minneapolis time) on the date the request is received, that Lender will make its Advance with respect to that Borrowing available to the Agent by wire transfer of immediately available funds to the Agent not later than 11:00 a.m. (Minneapolis time) on the date called for in such notice. If payment is not made by a Lender when due hereunder interest on the unpaid amount shall accrue from and including the due date to the date of payment at the Base Rate, and shall be payable on demand. Prior to 12:00 noon (Minneapolis time) on the day of the requested Borrowing, the Agent shall disburse such funds by wire transferring the same to an account designated by the Borrower at First Bank or in such other manner as the Agent and the Borrower may from time to time agree in writing. The Agent shall have no obligation to disburse the requested

          Borrowing if any condition set forth in Article III has not been satisfied on the day of the requested Borrowing. Each Borrowing shall be in the amount of $1,000,000 or an integral multiple of $100,000 greater than $1,000,000. The Borrower shall promptly confirm each telephonic request for an Advance by executing and delivering an appropriate confirmation certificate to the Agent. The Borrower shall be obligated to repay all Advances made to it notwithstanding the fact that the person requesting the same was not in fact authorized so to do. Any request for an Advance shall be deemed to be a representation that the statements set forth in Article IV are correct except to the extent that the same relate specifically to an earlier date.

               (c) In the event that any one or more Lenders' obligations to make Advances at the Eurodollar Rate are suspended pursuant to Section 2.02(d) following a request for a Borrowing that specifies that a Eurodollar Rate is to apply, such Lenders shall nevertheless be obliged to fund their respective Advances, and such Advances shall bear interest at the Floating Rate until they are repaid or until such Lenders may again make, maintain or fund Advances at the Eurodollar Rate and the Borrower requests pursuant to Section 2.02(b) that a Eurodollar Rate be applicable to such Advances.

               Section 2.02 Interest
                            --------

               (a) Floating Rate. Unless the Borrower elects a Eurodollar Rate pursuant to Section 2.01(b) or subsection (b) of this Section, the principal balance of the Notes shall bear interest at the Floating Rate.

               (b) Conversion of Principal to Eurodollar Rates. At the election of the Borrower, which may be exercised from time to time, the Borrower may request in writing or by telephone that a Eurodollar Rate be applicable for the portion of the outstanding principal balance of the Notes (including any Advance requested or to be requested) and for the Interest Period indicated by the Borrower in its request. The portion of the outstanding balance of the Notes for which a Eurodollar Rate is requested must, on the first day of the applicable Interest Period, either (A) bear interest at the Floating Rate, or (B) bear interest at a Eurodollar Rate with respect to which the Interest Period expires on such first day. A request for a Eurodollar Rate must be received by the Agent before 1:00 p.m. (Minneapolis time) on the day three Eurodollar Business Days before the first day of the proposed Interest Period. Upon receiving a request for a Eurodollar Rate, and in any event not later than the close of business on the day that the request is received, the Agent will notify the Lenders of the principal amount to be subject to such Eurodollar Rate and the Interest Period applicable thereto. Not later than 4:00 p.m. (Minneapolis time) on the second Eurodollar Business Day prior to the date on which such Eurodollar Rate is to become effective, the Agent will notify the Lenders and the Borrower of the interest rate to be applicable thereto. Following a request for a Eurodollar Rate under this Section or Section 2.01, the Eurodollar Rate as determined hereunder shall be the interest rate applicable for the proposed Interest Period to the portion of the outstanding principal balance of the Notes to which the quotation related, subject to fluctuations in the applicable Margin (and the remaining part of the principal balance of the Notes, if any, shall continue to bear interest at the rate or rates previously applicable to such amounts). At the termination of such Interest Period, the interest rate applicable to the portion of the principal balance of the Notes to which the Eurodollar Rate quotation was applicable shall revert to the Floating Rate unless a new Eurodollar Rate quotation is requested by the Borrower in accordance with this paragraph.

               (c) Setting and Notice of Rates. The Eurodollar Rate applicable to each Eurodollar Rate Funding shall be determined by the Agent between the opening of business and 11:00 a.m. (Minneapolis time) on the second Eurodollar Business Day prior to the beginning of the applicable Interest Period. Promptly following such determination, the Agent shall give notice thereof (which may be by telephone if promptly confirmed by fax) to the Borrower and each Lender. Each such determination of the applicable Eurodollar Rate shall be conclusive and binding upon the parties hereto, in the absence of demonstrable error. The Agent, upon written request of the Borrower or any Lender, shall deliver to the Borrower or such requesting Lender a statement showing the computations used by the Agent in determining the applicable Eurodollar Rate hereunder.

               (d) Limitations on Eurodollar Rate Fundings. In no event shall more than six Eurodollar Rate Fundings be outstanding at any one time. In no event may the Borrower request a Eurodollar Rate Funding if, after giving effect to such Eurodollar Rate Funding, the Borrower would be required to prepay the Eurodollar Rate Funding in order to pay the principal amount of the Advances on the Revolving Credit Termination Date. In no event may the Borrower rescind any request for a Eurodollar Rate Funding once made. Notwithstanding anything to the contrary in this Agreement, the Agent and the Lenders shall have no obligation to honor any request for a Eurodollar Rate Funding if a Default or Event of Default has occurred and is continuing when such request is made or on the first day of the Interest Period applicable thereto. If on or prior to the first day of any Interest Period the Agent reasonably determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period, or the Required Lenders reasonably determine (which determination shall be conclusive) and notify the Agent that the Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of funding the requested Eurodollar Rate Funding for such Interest Period, then the Agent shall give the Borrower prompt notice thereof specifying the amounts or periods, and so long as such condition remains in effect, the Lenders shall be under no obligation to fund any Eurodollar Rate Fundings and the Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Rate Fundings, either prepay such Eurodollar Rate Fundings or convert such Eurodollar Rate Fundings into Floating Rate Borrowings in accordance with the terms of this Agreement. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender to make, maintain, or fund Advances at the Eurodollar Rate hereunder, then such Lender shall promptly notify the Borrower thereof and such Lender's obligation to make, maintain or fund Advances at the Eurodollar Rate shall be suspended until such time as such Lender may again make, maintain, and fund Advances at the Eurodollar Rate. If the obligation of any Lender to make, maintain or fund Advances at the Eurodollar Rate shall be suspended pursuant to this subsection 2.02(d), such Lender's affected Advances shall be automatically converted into Floating Rate Advances on the last day(s) of the then current Interest Period(s) for the affected Advances.

               (e) Records. Absent error, the records of the Agent shall be conclusive evidence as to the amount of each Eurodollar Rate Funding and the interest rate and Interest Period applicable thereto.

               (f) Default Interest. Upon the occurrence of any Default or Event of Default, and so long as such Default or Event of Default continues without written waiver thereof by the Required Lenders, each Note shall bear interest at an annual rate that shall be four percent (4.00%) plus the annual rate at which interest would otherwise accrue on that Note. Accrual of interest at such increased rate shall not be deemed a waiver or excuse of any such Default or Event of Default.

               Section 2.03 Margin and L/C Margin.
                            ---------------------

               (a) Generally. The Margin and the L/C Margin through and including the first adjustment occurring as specified below shall be 1.00% and 1.125% respectively. Beginning with the receipt by the Lenders of the financial statements and Compliance Certificate for the period ending September 30, 2003, the Margin and the L/C Margin shall be adjusted each quarter on the basis of the Funded Debt Ratio as at the end of the previous fiscal quarter, in accordance with the following table:


           Funded Debt Ratio                          Margin in Basis Points          L/C Margin in Basis Points
           -----------------                          ----------------------          --------------------------
           1.75 to 1.00 or more                               125.0                              137.5

           1.00 to 1.00 or more, but less                     112.5                              125.0
              than 1.75 to 1.00

           Less than 1.00 to 1.00                             100.0                              112.5

          Reductions and increases in the Margin and L/C Margin will be made quarterly on the first day of the month following the date the Borrower's financial statements and Compliance Certificate required under Section 5.01 are due. Notwithstanding the foregoing, (i) if the Borrower fails to deliver any financial statements or Compliance Certificates when required under Section 5.01, the Agent may (and, upon request of the Required Lenders, shall), by notice to the Borrower, increase the Margin and L/C Margin to the highest rates set forth above until such time as the Agent has received all such financial statements and Compliance Certificates, and (ii) no reduction in the Margin or the L/C Margin will be made if a Default or an Event of Default has occurred and is continuing at the time that such reduction would otherwise be made.

               (b) Adjustments. If, upon receipt of the Borrower's audited financial statements with respect to any fiscal year of the Borrower, the Margin or L/C Margin is determined to be higher than that based on the Borrower's interim financial statements as of the end of such fiscal year, and the Borrower is thus determined to have underpaid interest or Letter of Credit Fees since the adjustment date following the end of such fiscal year, the Borrower shall pay such amount on demand. If, upon such receipt, the Margin or L/C Margin is determined to be lower than that based on the Borrower's interim financial statements as of the end of such fiscal year, and the Borrower is thus determined to have overpaid interest or Letter of Credit Fees since the adjustment date following the end of such fiscal year, the Lenders shall credit such overpayment, first, as a prepayment of accrued but unpaid interest on the Notes, and, second, as a prepayment of interest thereafter accruing on the Notes.

               Section 2.04 Payments.
                            --------

               (a) Interest. Interest accruing on the principal balance of the Notes shall be due and payable as follows:

               (i) Interest accruing on the principal balance of the Notes at the Floating Rate each calendar quarter shall be due and payable on the last day of that calendar quarter, with the first quarterly payment of interest due on the last day of September, 2003; and the last payment of interest shall be due on the Revolving Credit Termination Date.

               (ii) Interest on each  Eurodollar  Rate Funding  shall be due and payable on the last day of the applicable Interest Period or, if such Interest Period is six months, on the last day of the third month during such Interest Period, and on the last day of such Interest Period.


               (b) Principal. The principal balance of the Notes shall be due and payable in full on the Revolving Credit Termination Date.

               Section 2.05 Revolving Loan Commitment Fee.  The  Borrower  shall
                            -----------------------------
pay to the Agent, for the benefit of the Lenders, a commitment fee at an annual rate equal to 22.5 basis points (.225%) applied to the aggregate daily average unused amount of the Commitment Amounts. This commitment fee shall be due and payable quarterly in arrears, with the first payment due September 30, 2003 for the period from the Closing Date through September 30, 2003, and payments due quarterly thereafter. Any such commitment fee remaining unpaid on the Revolving Credit Termination Date shall be due and payable on that date.

               Section 2.06  Termination  or Reduction of the  Commitments.  The
                             ---------------------------------------------
Borrower may at any time and from time to time upon 10 calendar days' prior notice to the Agent permanently terminate the Commitments in whole or permanently reduce the Commitments in part, without penalty or premium, provided that (i) the Commitments may not be terminated while any Advances remain outstanding, (ii) each partial reduction shall be in the amount of $1,000,000 or a multiple thereof, (iii) any partial reduction of the Commitments shall be pro rata as to each Lender in accordance with that Lender's Percentage, and (iv) no reduction shall reduce the Commitments to an amount less than the aggregate amount of the Advances outstanding at the time.

               Section 2.07 Voluntary  Prepayments.  The Borrower may prepay the
                            ----------------------
portion of the principal balance of the Notes bearing interest at a Floating Rate (the "Floating Rate Portion") in whole or in part, at any time and from time to time; provided that (i) prepayment of any Lender's Note must be accompanied by pro rata prepayment of each other Lender's Note, (ii) any prepayment of the full amount of any Note shall include accrued interest thereon, and (iii) each partial prepayment of the Floating Rate Portion of the Notes shall be in the principal amount of $1,000,000 or an integral multiple of $100,000 greater than $1,000,000.

               The Borrower may prepay the portion of the principal balance of the Notes bearing interest at a Eurodollar Rate (the "Eurodollar Rate Portion") in whole or in part, at any time from time to time; provided that (i) prepayment of any Lender's Note must be accompanied by pro rata prepayment of each other Lender's Note, (ii) any prepayment of the full amount of any Note shall include accrued interest thereon, (iii) each partial prepayment of the Eurodollar Rate Portion of the Notes shall be in the principal amount of $1,000,000 or an integral multiple of $100,000 greater than $1,000,000, (iv) any prepayment of the Eurodollar Rate Portion of the Notes shall be made only upon three Bank Business Days' notice to the Agent, and (v) if the prepayment is made on a date other than the last day of the applicable Interest Period, such prepayment must be accompanied by a written agreement from Borrower to reimburse the Lenders for any amounts due to the Lenders pursuant to Section 2.12(b).

               Section 2.08 Computation of Interest and Fees. Interest under the
                            --------------------------------
Notes and all fees under the Agreement shall be computed on the basis of actual number of days elapsed in a year of 360 days.

               Section  2.09 Making of Payments.  All payments of principal  and
                             ------------------
interest under the Notes and of the fees hereunder shall be made to the Agent in immediately available funds. Payments received after 2:00 p.m. (Minneapolis time) on any day shall be deemed received on the next succeeding Bank Business Day. The Borrower and the Lenders agree that the amount shown on the books and records of the Agent as being the principal balance of each Lender's Note shall be prima facie evidence of such principal amount. Upon Agent's receipt of written request by Borrower, the Borrower authorizes the Agent to charge against any account the Borrower may maintain with Wells Fargo Bank, National Association, an amount equal to the accrued interest and fees from time to time due and payable to the Agent under the Notes or hereunder, or (at the option of the Required Lenders) to make an Advance in such amount.

               Section 2.10 Payment on Nonbusiness Days. Payments of interest on
                            ---------------------------
Eurodollar Fundings shall be governed by Section 2.04(a)(ii). With respect to all other payments to be made hereunder or under the Notes, whenever such payments shall be stated to be due on a day other than a Bank Business Day, such payment may be made on the next succeeding Bank Business Day, and such extension of time shall in each case be included in the computation of payment of interest on such Note or the fees hereunder, as the case may be.

               Section 2.11 Use of Proceeds.  The proceeds of the Advances shall
                            ---------------
be used by the Borrower (i) for its general corporate purposes, (ii) to refinance existing indebtedness under the Existing Credit Agreement, and (iii) for Permitted Acquisitions.

               Section 2.12 Fees on Advances and  Indemnity.  In addition to any
                            -------------------------------
interest payable on Advances made hereunder and any fees or other amounts payable hereunder, the Borrower agrees:

               (a) If at any time the enactment of any new generally applicable law, rule or regulation or the issuance of a generally applicable interpretation or administration thereof by any governmental authority (including, without limitation, Regulation D of the Federal Reserve Board):

               (i) shall subject any Lender to any tax, duty or other charges (including but not limited to any tax designed to discourage the purchase or acquisition of foreign securities or debt instruments by United States nationals) with respect to this Agreement, or shall materially change the basis of taxation of payments to any Lender of the principal of or interest on any portion of the principal balance of the Notes bearing interest at a Eurodollar Rate (except for the imposition of or changes in respect of the rate of tax on the overall net income of that Lender); or

               (ii) shall  impose or deem  applicable  or increase  any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by any Lender because of any portion of the principal balance of any Note bearing interest at a Eurodollar Rate;

          and the result of any of the foregoing would be to increase the cost to that Lender of making or maintaining any such portion or to reduce any sum received or receivable by that Lender with respect to such portion, then, within 30 days after demand by any Lender specifying the basis of the Lender's assertion in reasonable detail, the Borrower shall pay that Lender such additional amount or amounts as will compensate that Lender for such increased cost or reduction; provided, however, that no amount shall be payable by Borrower if the reason for the additional charges, reserves, special deposit or similar requirements against a particular Lender arises from a change in the status of the Lender, rather than from the imposition of such requirements against commercial lending institutions generally.

               (b) The Borrower shall also compensate any Lender, upon written request by that Lender (which request shall set forth the basis for requesting such amounts), for all losses and expenses in respect of any interest or other consideration paid by that Lender to lenders of funds borrowed by it or deposited with it to maintain any portion of the principal balance of any Note at a Eurodollar Rate which that Lender may sustain to the extent not otherwise compensated for hereunder and not mitigated by the reemployment of such funds to the extent such loss or expense arises (i) as a consequence of any failure by the Borrower to make any payment when due of any amount due hereunder in connection with any Eurodollar Rate Fundings, (ii) due to any failure of the Borrower to borrow or convert any Eurodollar Rate Fundings on a date specified therefor in a notice thereof, or (iii) due to any payment or prepayment of any Eurodollar Rate Funding on a date other than the last day of the applicable Interest Period for such Eurodollar Rate Funding. A certificate as to any such loss or expense (including calculations, in reasonable detail, showing how that Lender computed such loss or expense) shall be promptly submitted by that Lender to the Borrower. Such loss or expense may be computed as though that Lender acquired deposits in the London interbank market to fund that portion of the principal balance whether or not that Lender actually did so.

               (c) A notice from any Lender under this Section claiming compensation and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of error. In determining any such amount, a Lender may use any reasonable averaging and attribution methods.

               Section 2.13 Capital  Adequacy.  If any Lender  determines at any
                            -----------------
time that its Return has been reduced as a result of any Capital Adequacy Rule Change, that Lender may require the Borrower to pay it the amount necessary to restore its Return to what it would have been had there been no Capital Adequacy Rule Change. For purposes of this Section:

               (a) "Return", for any period, means the percentage determined by dividing (i) the sum of interest and ongoing fees earned by a Lender under this Agreement during such period, by (ii) the average capital that Lender is required to maintain during such period as a result of its being a party to this Agreement, as reasonably determined in good faith by that Lender based upon its total capital requirements pursuant to the Capital Adequacy Rules then in effect. Return may be calculated for each calendar quarter and for the shorter period between the end of a calendar quarter and the date of termination in whole of this Agreement.

               (b) "Capital Adequacy Rule" means any law, rule, regulation or guideline regarding capital adequacy that applies to any Lender, or the interpretation thereof by any governmental or regulatory authority with supervisory authority over such Lender. Capital Adequacy Rules include rules requiring financial institutions to maintain total capital in amounts based upon percentages of outstanding loans, binding loan commitments and letters of credit.

               (c) "Capital Adequacy Rule Change" means any change applicable to banks generally in any Capital Adequacy Rule occurring after the date of this Agreement, but the term does not include any changes in applicable requirements that at the date hereof are scheduled to take place under the existing Capital Adequacy Rules or any increases in the capital that any Lender is required to maintain to the extent that the increases are required due to a regulatory authority's action affecting only that Lender.

               (d) For purposes of this Section, "Lender" includes (but is not limited to) the Agent, the Lenders, as defined elsewhere in this Agreement, any assignee of any interest of any Lender hereunder and any participant in the loans made hereunder.

The initial notice sent by a Lender shall be sent as promptly as practicable after that Lender learns that its Return has been reduced, shall include a demand for payment of the amount necessary to restore that Lender's Return for the quarter in which the notice is sent, and shall state in reasonable detail the cause for the reduction in its Return and its calculation of the amount of such reduction. Thereafter, that Lender may send a new notice during each calendar quarter setting forth the calculation of the reduced Return for that quarter and including a demand for payment of the amount necessary to restore its Return for that quarter.

               Section 2.14. Failure of Any Lender to Make Advances.  Should any
                             --------------------------------------
Lender default in making an Advance, the other Lenders shall not be released from their several obligations to make Advances as agreed hereunder, and, in the event such defaulting Lender is the Agent, the other Lenders shall forthwith appoint one of themselves to act as Agent. However, such default shall not obligate any of the Lenders to increase their Commitment Amounts. Without limiting any other remedies to which the Borrower may be entitled, Borrower shall be released from all liability to pay such defaulting Lender any accrued or future fees under Section 2.05 and the other obligations of the Borrower to such defaulting Lender under the Loan Documents, except the obligation to repay the outstanding Revolving Loans theretofore made by such Lender and interest accrued thereon as provided in the Loan Documents, shall terminate; provided,
                                                                       --------
however,  once  such  default  is  cured,  then such  defaulting  Lender  shall,
-------
subsequent thereto, have all rights under the Loan Documents.


               Section 2.15. Issuance of Letters of Credit.
                             -----------------------------

               (a) The Agent will issue one or more letters of credit for the account of the Borrower (each a "Letter of Credit") from time to time during the period from the date hereof until the Revolving Credit Termination Date, in an aggregate amount at any time outstanding not to exceed $20,000,000. Each Letter of Credit, if any, shall be issued pursuant to a separate L/C Application entered into by the Borrower as applicant, completed in a manner satisfactory to the Agent and delivered to the Agent at least five Bank Business Days prior to the date such Letter of Credit is to be issued. The terms and conditions set forth in each such L/C Application shall supplement the terms and conditions hereof, but in the event of inconsistency between the terms of any such L/C Application and the terms hereof, the terms hereof shall control.

               (b) Each Lender shall be deemed to hold a participation interest in each Letter of Credit equal to that Lender's Percentage of the face amount of that Letter of Credit. If the Agent makes any payment pursuant to the terms of any Letter of Credit and is not promptly reimbursed, the Agent may request that each Lender pay such Lender's Percentage of the unreimbursed amount. Upon receipt of any such request prior to 1:00 p.m. (Minneapolis time) on a Bank Business Day, the recipient shall be unconditionally and irrevocably obligated to pay its Percentage of the unreimbursed amount to the Agent in immediately available funds prior to 3:00 p.m. (Minneapolis time) on such date. Notices received after 1:00 P.M. (Minneapolis time) shall be deemed to have been received on the following Bank Business Day. If payment is not made by a Lender when due hereunder, interest on the unpaid amount shall accrue from and including the date of the Agent's request to the date of payment at the Base Rate. After making any payment to the Agent under this subsection in connection with a particular Letter of Credit, a Lender shall be entitled to participate to the extent of its Percentage in the related reimbursements and any interest thereon received by the Agent from the Borrower or otherwise. Upon receiving any such reimbursement, the Agent will distribute to each Lender its Percentage of such reimbursement and any interest thereon.

               (c) No Letter of Credit shall be issued with an expiry date later than 90 days after the Revolving Credit Termination Date.

               (d) Any request for the issuance of a Letter of Credit under this
          Section 2.15 shall be deemed to be a representation that the statements set forth in Article IV hereof are correct except to the extent that the same relate specifically to an earlier date.

               Section  2.16.  Payment of Amounts Drawn Under Letters of Credit.
                               ------------------------------------------------
The Borrower agrees to pay the Agent any and all amounts required to be paid under the applicable L/C Application, when and as required to be paid thereby, including the amounts designated below, when and as designated:

               (a) The Borrower hereby agrees to pay the Agent on the day a draft is honored under any Letter of Credit a sum equal to all amounts drawn under such Letter of Credit plus any and all reasonable charges and expenses that the Agent may pay or incur relative to such draw, plus interest on all such amounts, charges and expenses as set forth below (all such amounts are hereinafter referred to, collectively, as the "Obligation of Reimbursement").

               (b) The Borrower hereby agrees to pay the Agent on demand interest on all amounts, charges and expenses payable by the Borrower to the Agent under this Section 2.16, accrued from the date any such draft is paid, or any such charge or expense is paid or incurred, by the Agent until payment in full by the Borrower at the Floating Rate.

               (c) Upon the occurrence of any Default or Event of Default, and so long as any such Default or Event of Default continues without written waiver thereof by the Required Lenders, the rate of interest on all amounts, charges and expenses payable by the Borrower to the Agent under this Section 2.16 shall be four percent (4.00%) plus the Floating Rate.

               Section 2.17. Special Account.
                             ---------------
               (a) If the  Commitments  are  terminated  in  whole  pursuant  to
          Section 2.06, if an Event of Default shall occur, and in any event on the Revolving Credit Termination Date, the Borrower shall pay the Agent in immediately available funds, for deposit in a deposit account established for the sole purpose of holding such funds, an amount equal to the maximum aggregate amount available to be drawn under all Letters of Credit then outstanding, assuming compliance with all conditions for drawing thereunder (the "Maximum Reimbursement Obligation"). Alternatively, the Borrower may transfer to the Agent cash and Permissible Securities for deposit in a securities account established for the sole purpose of holding such funds, of an aggregate Collateral Value equal to the Maximum Reimbursement Obligation; provided, however, that if the Borrower wishes to transfer
                      --------  -------
          Permissible Securities in lieu of cash, it must simultaneously deliver to the Agent such account and control agreements and such other documents as the Agent may reasonably determine are necessary in order to establish and perfect the security interest referred to in subsection (c), below. Any such deposit account or securities account shall be referred to herein as the "Special Account."

               (b) "Permissible Securities" means securities described in Exhibit H, and the "Collateral Value" of a Permissible Security is its market value, as reasonably determined by the Agent, multiplied by the percentage determined pursuant to Exhibit H. The "Collateral Value" of cash is its face value.

               (c) The Borrower hereby grants to the Agent, for the benefit of the Lenders, a security interest in the Special Account and all funds and Permissible Securities held therein from time to time and all proceeds thereof, as security for the payment of all Obligations. Any interest earned on funds and Permissible Securities deposited in the Special Account shall be credited to the Special Account. Amounts on deposit in the Special Account may be applied by the Agent at any time or from time to time to the Borrower's Obligation of Reimbursement or any other Obligations, in the Agent's sole discretion, and shall not be subject to withdrawal by the Borrower so long as the Agent maintains a security interest therein. The Agent agrees to transfer any balance of cash or Permisssible Securities in the Special Account to the Borrower at such time as the Obligations have been paid in full.

               Section 2.18.  Authorization for Borrowing. In the event that the
                              ---------------------------
Borrower shall be obligated to make any payment pursuant to Section 2.16(a) or any payment or transfer of securities pursuant to Section 2.17, and shall not have made other arrangements for payment or transfer of securities as of the due date, then the Agent will initiate a Borrowing in an amount not to exceed the amount available to be borrowed pursuant to Section 2.01 without request from the Borrower and use the proceeds to satisfy such payment obligation. The procedure for such Borrowing, and the Agent's and Lenders' rights and Obligations with respect thereto, shall be in all respects identical to those applicable to a Borrowing initiated by the Borrower pursuant to Section 2.01, and such Borrowing shall not itself cause a Default or Event of Default. Such Borrowing shall bear interest at the Floating Rate.

               Section  2.19.  Letter of Credit  Fees.  The  Borrower  agrees to
                               ----------------------
pay fees as follows:

               (a) Letter of Credit Fees. The Borrower agrees to pay the Agent for the benefit of the Lenders a fee with respect to each Letter of Credit, if any, accruing on a daily basis and computed at an annual rate equal to the L/C Margin of the aggregate amount that may then be drawn on all issued and outstanding Letters of Credit from and including the date of issuance of each such Letter of Credit until such date as each such Letter of Credit shall terminate by its terms or be fully drawn, due and payable quarterly in arrears on the last day of each calendar quarter, commencing September 30, 2003, and on the date when the last Letter of Credit expires or is fully drawn. The foregoing fee shall be in addition to any and all fees, commissions and charges of the Agent with respect to or in connection with any such Letter of Credit. Upon the occurrence of any Default or Event of Default, and so long as such Default or Event of Default continues without written waiver thereof by the Required Lenders, the annual rate at which such fee accrues shall be four percent (4.00%) plus the L/C Margin. Accrual of such fee at such increased rate shall not be deemed a waiver or excuse of any such Default or Event of Default.

               (b) Letter of Credit Administrative Fees. The Borrower agrees to pay the Agent, on demand, the administrative fees charged by the Agent in connection with issuing Letters of Credit, honoring drafts under Letters of Credit, amendments thereto, transfers thereof and all other activity with respect to Letters of Credit at the then-current rates published by the Agent for such services rendered on behalf of customers of the Agent generally and provided to the Borrower.

               (c) Letter of Credit Commitment Fee. The Borrowers shall pay to Agent for the benefit of Lenders a commitment fee at an annual rate equal to 22.5 basis points (.225%) applied to the aggregate daily average unused amount of the Letter of Credit Commitment Amount. The commitment fee shall be due and payable quarterly in arrears with the first quarterly payment due September 30, 2003. Any such commitment fee remaining unpaid on the Revolving Credit Termination Date shall be due and payable on that date.

               Section  2.20  Termination  or  Reduction  of  Letter  of  Credit
                              --------------------------------------------------
Commitment.  The  Borrower  may at any time and from  time to time upon ten (10)
----------
calendar days' prior notice to Agent, permanently terminate the Letter of Credit Commitment in whole or permanently reduce the Letter of Credit Commitment in part, without penalty or premium, provided that (i) Letter of Credit Commitment shall in all events be terminated in full if the Commitments are terminated in full pursuant to Section 2.06, (ii) each partial reduction shall be in the amount of $1,000,000.00 or a multiple thereof, and (iii) no reduction shall reduce the Letter of Credit Commitment to an amount less than the aggregate amount of all outstanding Letters of Credit at that time.

                                  ARTICLE III.

                              CONDITIONS PRECEDENT

               Section 3.01 Initial Conditions Precedent.  The obligation of the
                            ----------------------------
Lenders to make any Advance and the obligation of the Agent to issue any Letter of Credit are subject to the condition precedent that the Agent shall have received on or before the day of the first Advance or issuance all of the following, each dated (unless otherwise indicated) as of the date hereof, in form and substance satisfactory to each Lender:

               (a) The Notes, properly executed on behalf of the Borrower.

               (b) Current  searches of appropriate  filing offices showing that
          (i) no state or federal tax liens have been filed and remain in effect against any of the Borrower, First Bank or San Francisco Company, (ii) no financing statements have been filed and remain in effect against any of the Borrower First Bank or San Francisco Company except financing statements perfecting only Liens permitted under Section 6.01, and (iii) no judgment liens are in effect against any of the Borrower or First Bank or San Francisco Company.

               (c) Separate  certificates of the secretaries of the Borrower and
          San Francisco Company certifying, in the case of each such corporation, (i) that the execution, delivery and performance of the Loan Documents and other documents contemplated hereunder to which such corporation is a party have been duly approved by all necessary action of the Board of Directors of such corporation, and attaching true and correct copies of the applicable resolutions granting such approval, (ii) that attached to such certificate are true and correct copies of the articles of incorporation and bylaws of such corporation, together with such copies, and (iii) the names of the officers of such corporation who are authorized to sign the Loan Documents and other documents contemplated hereunder to which such corporation is a party, including, with respect to the Borrower, requests for Advances and L/C Applications, together with the true signatures of such officers. The Agent and the Lenders may conclusively rely on each such certificate until they shall receive a further certificate of the Secretary or Assistant Secretary of the applicable corporation canceling or amending the prior certificate and submitting the signatures of the officers named in such further certificate.

               (d) A certificate of good standing of the Borrower, San Francisco Company and First Bank, dated not more than twenty (20) days before the date of the first Advance.

               (e) A signed copy of an opinion of counsel for the Borrower and its Subsidiaries, addressed to the Lenders as to matters referred to in Sections 4.01, 4.02, 4.03 and 4.07, and as to such other matters as the Lenders may reasonably request, with that opinion being subject to customary assumptions and limitations and reasonably acceptable to each Lender's counsel. In the case of Section 4.07, the opinion may be to the best knowledge of such counsel, and, in the case of Section 4.03, insofar as it relates to enforcement of remedies, it may be subject to applicable bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally from time to time, and to usual equity principles.

               (f) The Borrower Pledge Agreement, duly executed by the Borrower.

               (g) Certificates representing, in the aggregate, all of the issued and outstanding capital stock of San Francisco Company and one blank stock power executed by Borrower for each such certificate.

               (h) The San Francisco Company Security Agreement, duly executed by San Francisco Company.

               (i) Certificates representing, in the aggregate, all of the issued and outstanding capital stock of First Bank and one blank stock power executed by San Francisco Company for each such certificate.

               (j) The San Francisco Company Guarantee, duly executed by San Francisco Company.

               (k) Evidence that all of the Borrower's obligations under the Existing Credit Agreement have been paid and discharged in full, or will be so paid and discharged from proceeds of the first Borrowing.

It is acknowledged that Agent currently maintains possession of the documents described in subsections (g) and (i) pursuant to the Existing Credit Agreement; and that such possession will satisfy the requirements of such subsections.

               Section 3.02 Conditions Precedent to All Advances. The obligation
                            ------------------------------------
of each Lender to make any Advance (including the initial Advance) and the obligation of the Agent to issue any Letter of Credit shall be subject to the further conditions precedent that on the date of such Advance:

               (a) The representations and warranties contained in Article IV are correct on and as of the date of such Advance as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

               (b) No event has occurred and is continuing, or would result from such Advance, which constitutes a Default or an Event of Default.

                                   ARTICLE IV.

                         REPRESENTATIONS AND WARRANTIES

               The Borrower represents and warrants to the Lenders as follows:

               Section 4.01 Corporate Existence and Power. The Borrower and each
                            -----------------------------
of its Subsidiaries (i) is a corporation duly incorporated, validly existing and in good standing under the laws of the state of its incorporation, and is duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary and where failure to be so licensed or qualified would have a materially adverse impact on its business or properties; (ii) is in compliance with the requirements of applicable laws and regulations, the noncompliance with which would materially and adversely affect its business or financial condition; and (iii) has all requisite power and authority to conduct its business, to own its properties and to execute and deliver, and to perform all of its obligations under, the Loan Documents.

               Section 4.02  Authorization  of  Borrowing; No Conflict as to Law
                             ---------------------------------------------------
or Agreements. The execution,  delivery and performance by the Borrower and each
-------------
of its Subsidiaries of the Loan Documents to which it is a party and the Borrowings and requests for Letters of Credit from time to time hereunder have been duly authorized by all necessary corporate action and do not and will not
(i) require any consent or approval of the stockholders of the Borrower or any of its Subsidiaries, or any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, except such as have already been obtained, (ii) violate any provision of any law, rule or regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or of any order, writ, injunction or decree presently in effect having applicability to the Borrower or any of its Subsidiaries or of the Articles of Incorporation or Bylaws of the Borrower or any of its Subsidiaries, (iii) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower or any of its Subsidiaries is a party or by which it or its properties may be bound or affected, or (iv) result in, or require, the creation or imposition of any Lien or other charge or encumbrance of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Borrower or any of its Subsidiaries.

               Section 4.03 Legal Agreements.  This Agreement and the other Loan
                            ----------------
Documents to which it is a party constitute, the legal, valid and binding obligations of the Borrower and each of its Subsidiaries, as applicable, enforceable against each such party in accordance with their respective terms.

               Section 4.04 Subsidiaries.  Except as listed in Schedule 4.04, as
                            ------------
of  the  date  of  this  Agreement  the  Borrower  has  no  direct  or  indirect
Subsidiaries. The percentage of the capital stock of each Subsidiary owned by the Borrower or by one or more other Subsidiaries is as set forth in Schedule 4.04.

               Section 4.05  Financial  Condition.  The Borrower has  heretofore
                             --------------------
furnished to the Lenders its audited financial statements as of December 31, 2002, and call reports of the Bank Subsidiaries dated as of June 30, 2003. Those financial statements fairly present the financial condition of the Borrower and its Subsidiaries on the dates thereof and the results of their operations and cash flows for the periods then ended, and were prepared in accordance with GAAP, subject, in the case of the interim financial statements, to year-end audit adjustments.

               Section 4.06 Adverse Change.  There has been no material  adverse
                            --------------
change in the business, properties or condition (financial or otherwise) of the Borrower or its Subsidiaries since the date of the latest financial statements referred to in Section 4.05.

               Section 4.07 Litigation. Except as disclosed in Schedule 4.07, as
                            ----------
of the date of this Agreement, there are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries or the properties of the Borrower or any of its Subsidiaries before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to the Borrower or any of its Subsidiaries, would have a material adverse effect on the financial condition, properties, or operations of the Borrower or any of its Subsidiaries.

               Section 4.08 Regulation U. No part of the proceeds of any Advance
                            ------------
will be used by the Borrower or any Bank Subsidiary directly or indirectly, (i) to purchase or carry any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System; herein, the "Board") or to extend credit to others for the purpose of purchasing or carrying any margin stock or
(ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of Regulation U issued by the Board.

               Section 4.09 Taxes. The Borrower and each of its Subsidiaries has
                            -----
paid or caused to be paid to the proper authorities when due all federal, state and local taxes required to be withheld by it. The Borrower and each of its Subsidiaries has filed all federal, state and local tax returns which to the knowledge of the officers of the Borrower are required to be filed, and the Borrower and each of its Subsidiaries has paid or caused to be paid to the respective taxing authorities all taxes as shown on said returns or on any assessment received by it to the extent such taxes have become due, other than taxes whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which the Borrower or its Subsidiary, as applicable, has provided adequate reserves in accordance with GAAP.

               Section  4.10  Titles.  The  Borrower  or  its  Subsidiaries,  as
                              ------
applicable, have good title to each of the material properties and assets reflected in the latest balance sheet referred to in Section 4.05.

               Section  4.11 ERISA.  As of the date of this  Agreement,  no Plan
                             -----
established or maintained by the Borrower or any ERISA Affiliate that is subject to Part 3 of Subtitle B of Title I of ERISA had an accumulated funding deficiency (as such term is defined in Section 302 of ERISA) in excess of $1,000,000 as of the last day of the most recent fiscal year of such Plan ended prior to the date hereof, and no liability to the Pension Benefit Guaranty Corporation or the Internal Revenue Service in excess of such amount has been, or is expected by the Borrower or any ERISA Affiliate to be, incurred with respect to any Plan of the Borrower or any ERISA Affiliate. Neither the Borrower nor any of its Subsidiaries has any contingent liability with respect to any post-retirement benefit under a Welfare Plan as described in Section 3(1) of ERISA, other than liability for continuation coverage described in Part 6 of Subtitle B of Title I of ERISA.

               Section 4.12 Regulatory Matters. Borrower is registered as a bank
                            ------------------
holding company under the Bank Holding Company Act, as amended ("BHCA"). First Bank is an "insured depository institution" as defined in the Federal Deposit Insurance Act, as amended ("FDIA"), and the applicable regulations thereunder and the deposits of First Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation to the maximum extent permitted under the FDIA.

                                   ARTICLE V.

                              AFFIRMATIVE COVENANTS

               So long as any Note or L/C Application or any other Obligation hereunder shall remain unpaid, any Commitments shall be outstanding or the Agent shall have any obligation to issue Letters of Credit, the Borrower will comply, and will cause each of its Subsidiaries to comply, with the following requirements, unless the Required Lenders shall otherwise consent in writing:

               Section 5.01 Reporting Requirements. The Borrower will deliver to
                            ----------------------
each Lender:

               (a) As soon as available, and in any event within 90 days after the end of each fiscal year of the Borrower, a copy of the annual audit report of the Borrower with the unqualified opinion of independent certified public accountants selected by the Borrower and to which the Agent and the Required Lenders do not reasonably object.

               (b) As soon as available, and in any event within 45 days after the end of each fiscal quarter of the Borrower, a copy of the Borrower's Form 10Q filed with the SEC with respect to such fiscal quarter.

               (c) As soon as available, and in any event within 90 days after the end of each fiscal year of the Borrower, the Complete Annual Report of Domestic Holding Companies (FRY-6 Report) required by the Federal Reserve Bank of St. Louis.

               (d) As soon as available, and in any event no later than 45 days after the end of each calendar quarter, the complete FRY-9LP and
          FRY-9C reports required to be filed by the Borrower and its Subsidiaries quarterly with the Federal Reserve Banks of the districts where they are located.


               (e) As soon as available, and in any event within 45 days after the end of each calendar quarter, the complete call report prepared by each Bank Subsidiary at the end of such calendar quarter in compliance with the requirements of any federal or state regulatory agency which has authority to examine such Bank Subsidiary, prepared in accordance with the requirements imposed by the applicable regulatory authorities and applied on a basis consistent with the accounting practices reflected in any previous call reports and similar statements delivered to the Agent prior to the date of this Agreement.

               (f) As soon as available, and in any event within 45 days after the end of each calendar quarter, a Compliance Certificate, duly executed by the chief financial officer of the Borrower and one (1) additional officer of the Borrower identified on the signature page of the form of certificate attached hereto as Exhibit C.


               (g) Unless covered by insurance, promptly after the Borrower learns of the commencement thereof, notice in writing of all litigation and of all proceedings before any governmental or regulatory agency which, if determined adversely to the Borrower or any of its Subsidiaries, would have a material adverse effect on the financial condition, properties or operations of the Borrower and its Subsidiaries, taken as a whole.


               (h) As promptly as practicable (but in any event not later than five business days) after the Borrower or an executive officer of any of its Subsidiaries obtains knowledge of the occurrence of any Default or Event of Default, notice of such occurrence, together with a detailed statement by a responsible officer of the Borrower of the steps being taken by the Borrower to cure the effect of such event.


               (i) Promptly upon the filing thereof, copies of all registration statements and all annual and quarterly reports which the Borrower or any Subsidiary of the Borrower shall have filed with the Securities and Exchange Commission.


               (j) Such other information respecting the financial condition and results of operations of the Borrower or any of its Subsidiaries as any Lender may from time to time reasonably request.


               Section 5.02 Books and Records;  Inspection and Examination.  The
                            ----------------------------------------------
Borrower and each of its Subsidiaries will keep accurate books of record and account for itself in which true and complete entries will be made in accordance with GAAP and, upon request of any Lender, will give any representative of that Lender reasonable access to, and permit such representative to examine, copy or make extracts from, any and all books, records and documents in its possession, to inspect any of its properties and to discuss its affairs, finances and accounts with any of its principal officers, all at such times during normal business  hours and as often as any Lender  may  reasonably  request;  provided,
                                                                       --------
however,  that with respect to the loans made by any Bank  Subsidiary,  a Lender
-------
may only review and make copies of summaries of the watch lists prepared on a quarterly basis and loan credit reports; review of specific loan accounts and loan review reports may be requested by any Lender, whereupon the Borrower and such Lender shall within 10 days agree to the number of such accounts and reports that are reasonable and appropriate to review; provided further,
                                                              -----------------
however,  that during the continuance of any Default or Event of Default,  there
-------
shall be no restrictions upon the scope of the review, inspection and reproduction rights of the Lenders concerning the loans of any Subsidiary.

               Section 5.03  Compliance  with Laws. The Borrower and each of its
                             ---------------------
Subsidiaries will comply with the requirements of applicable laws and regulations, the noncompliance with which would materially and adversely affect its business or the financial condition of the Borrower or any of its Subsidiaries.


               Section 5.04 Payment of Taxes and Other Claims.  The Borrower and
                            ---------------------------------
each of its Subsidiaries will pay or discharge, when due, (a) all taxes, assessments and governmental charges levied or imposed upon it or upon its income or profits, or upon any properties belonging to it, prior to the date on which penalties attach thereto, (b) all federal, state and local taxes required to be withheld by it, and (c) all lawful claims for labor, materials and supplies which, if unpaid, might by law become a Lien or charge upon any properties of the Borrower or any of its Subsidiaries; provided, that neither the Borrower nor any of its Subsidiaries shall be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which the Borrower or its Subsidiary, as applicable, has provided adequate reserves in accordance with GAAP.

               Section 5.05  Operations.  The Borrower will, and will cause each
                             ----------
of its Subsidiaries to, operate and maintain its business and property in the ordinary course in a prudent manner consistent with sound banking practices and in such a manner that the performance by the Borrower of its Obligations hereunder is not jeopardized or impaired.

               Section 5.06 Insurance. The Borrower and each of its Subsidiaries
                            ---------
will obtain and maintain insurance with insurers believed by it to be responsible and reputable, in such amounts and against such risks as the Borrower considers prudent and economical. Without limiting the foregoing, the Borrower will cause the Bank Subsidiaries to maintain blanket bond coverage, property and casualty coverage, and errors and omissions coverage as customary for banks.

               Section 5.07  Preservation of Corporate  Existence.  The Borrower
                             ------------------------------------
and each of its Subsidiaries will preserve and maintain its corporate existence and all of its material rights, privileges and franchises; provided, however,
                                                             --------   -------
that neither the Borrower nor its Subsidiaries shall be required to preserve any of its rights, privileges and franchises if its Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of its business and that the loss thereof is not disadvantageous in any material respect to any Lender as a holder of a Note.

               Section 5.08. Additional  Collateral.  The Borrower will deliver,
                             ----------------------
and cause San Francisco Company to deliver, to the Agent any shares of capital stock of any FDIC-insured financial institution or its holding company acquired in whole or in part with the proceeds of Advances if either (A) 20 percent or more of any class of the voting securities of such entity are acquired (including for such purpose any such voting securities then owned by Borrower and any Subsidiary), or (B) the Borrower's investment therein is $2 million or more (including for such purpose any outstanding investment theretofore made); provided, however, that the Borrower need not deliver such shares if such entity
--------  -------
is immediately merged with or consolidated into a Subsidiary. Any shares of capital stock so delivered shall constitute additional collateral under the Borrower Pledge Agreement (if delivered by the Borrower) or the San Francisco Company Security Agreement (if delivered by San Francisco Company). The Borrower need not deliver to the Agent any shares of capital stock of any FDIC-insured financial institution or its holding company acquired in whole or in part with the proceeds of Advances unless and until it either has acquired 20 percent or more of any class of the voting securities or its investment therein becomes at least $1 million or more; however the Borrower will not, and will not permit San Francisco Company to, grant any security interest in such shares to any third party.

               Section  5.09  Notice of  Acquisition.  At or before the time the
                              ----------------------
Borrower or a Subsidiary enters into a definitive agreement in connection with a Permitted Acquisition of an entity whose assets are equal to or in excess of $500,000,000 or that is subject to a regulatory order or agreement, the Borrower will notify the Agent of such acquisition in writing. The notice shall be accompanied by a Schedule in the form of Exhibit I, duly completed and executed on behalf of the Borrower, demonstrating that such Permitted Acquisition will not result in an Event of Default.


                                   ARTICLE VI.

                               NEGATIVE COVENANTS

               So long as any Note or any other Obligation shall remain unpaid, any Commitments shall be outstanding, or the Agent shall have any obligation to issue Letters of Credit, the Borrower will comply, and will cause each of its Subsidiaries to comply, with the following covenants unless the Required Lenders shall otherwise consent in writing:


               Section 6.01 Liens. The Borrower will not create,  incur,  assume
                            -----
or suffer to exist, or permit San Francisco Company to create, incur, assume or suffer to exist, any Lien or other charge or encumbrance of any nature on any of the Collateral, now owned or hereafter acquired, or assign or otherwise convey any right to receive income with respect to the Collateral or give its consent to the subordination of any right or claim of the Borrower to any right or claim of any other Person.


               Section  6.02  Indebtedness.  Neither the Borrower nor any of its
                              ------------
Subsidiaries that are not Bank Subsidiaries will incur, create, assume or permit to exist any indebtedness or liability on account of deposits or advances or any indebtedness for borrowed money, or any other indebtedness or liability evidenced by notes, bonds, debentures or similar obligations, except:


               (a) Indebtedness to the Lenders under the Notes.


               (b) Indebtedness of  the Borrower or its  Subsidiaries  listed in
          Schedule 6.02 hereto, and any extensions or renewals thereof.


               (c) Indebtedness of the Borrower or any of its Subsidiaries that may be treated as regulatory capital, or that is issued to provide a source of repayment of securities that may be treated as regulatory capital, of the Borrower or such Subsidiary.


               (d) Subordinated Debt, or renewals or extensions thereof.


               (e) Indebtedness not otherwise permitted under this Section 6.02, so long as all such indebtedness does not exceed $5,000,000 in the aggregate outstanding at any one time.

               Section  6.03  Guaranties.  Neither the  Borrower  nor any of its
                              ----------
Subsidiaries will assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any obligations of any other Person, except:

               (a) The endorsement of negotiable  instruments by the Borrower or
          any  of  its   Subsidiaries  for  deposit  or  collection  or  similar
          transactions in the ordinary course of business.

               (b) Guaranties, endorsements and other direct or contingent liabilities in connection with the obligations of other Persons in existence on the date hereof and listed in Schedule 6.03 hereto.

               (c) Letters of credit and other obligations in the nature of guaranties incurred by the Bank Subsidiaries in the ordinary course of their banking businesses.

               (d) Guaranties of obligations permitted by Section 6.02(c).

               (e) Other assumptions, guarantees, endorsements and similar liabilities in connection with obligations of other Persons, not in excess of $5,000,000 in the aggregate outstanding at any one time.

               Section 6.04 Dividends.  The Borrower will not pay dividends,  or
                            ---------
make any payments on account of the purchase, redemption or other retirement of any of its common stock, or make any distribution in respect thereof, directly or indirectly (any such payment or distribution being a "shareholder distribution"). The Borrower will not make any shareholder distribution with respect to any of its preferred stock in excess of $1,000,000 in the aggregate during any period of 12 consecutive months.

               Section 6.05  Consolidation and Merger.  Neither the Borrower nor
                             ------------------------
any of its Subsidiaries will consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all of the assets of any other Person, except that the foregoing shall not prohibit any Permitted Acquisition.

               Section 6.06 Subordinated  Debt.  Neither the Borrower nor any of
                            ------------------
its Subsidiaries will (i) make any payment of, or acquire, any Subordinated Debt except as expressly permitted by the subordination provision thereof; (ii) give security for all or any part of such Subordinated Debt; (iii) amend or cancel the subordination provisions of such Subordinated Debt; (iv) take or omit to take any action as a result of which the subordination of such Subordinated Debt or any part thereof to the Notes might be terminated, impaired or adversely affected; or (v) omit to give the Lenders prompt written notice of any default under any agreement or instrument relating to such Subordinated Debt by reason whereof such Subordinated Debt might become or be declared to be immediately due and payable.

               Section 6.07  Restrictions  on Nature of  Business.  The Borrower
                             ------------------------------------
will not, and will not permit any of its Subsidiaries to, change the nature of its business substantially, and will not engage, or permit any of its Subsidiaries to engage, in any line of business if, as a result thereof, the business of the Borrower and its Subsidiaries, taken as a whole, would not be predominantly the banking and thrift business (including activities deemed closely related to banking and/or thrift business by applicable regulatory authorities) as currently constituted.

               Section  6.08  Negative  Pledges;  Subsidiary  Restrictions.  The
                              --------------------------------------------
Borrower will not, and will not permit any Subsidiary (including Bank Subsidiaries) to, enter into any agreement, bond, note or other instrument with or for the benefit of any Person other than the Lenders which would (i) prohibit the Borrower or such Subsidiary from granting, or otherwise limit the ability of the Borrower or such Subsidiary to grant, to the Lenders any Lien on any assets or properties of the Borrower or such Subsidiary (it being agreed, however, that nothing herein shall preclude the Bank Subsidiaries from granting security interests to secure deposits), or (ii) require the Borrower or such Subsidiary to grant a Lien to any other Person if the Borrower or such Subsidiary grants any Lien to the Lenders. Except pursuant to any applicable law or regulation, the Borrower will not permit any Subsidiary to place or allow any restriction, directly or indirectly, on the ability of such Subsidiary to (a) pay dividends or any distributions on or with respect to such Subsidiary's capital stock or
(b) make loans or other cash payments to the Borrower.

               Section 6.09 Issuance of Additional  Stock.  Neither the Borrower
                            -----------------------------
nor any Subsidiary whose shares are pledged pursuant to either the Borrower Pledge Agreement or the San Francisco Company Security Agreement will (and Borrower will not permit any of the same) to issue any additional shares of capital stock unless such additional shares are immediately pledged pursuant to the Borrower Pledge Agreement or the San Francisco Company Security Agreement, as applicable.

               Section 6.10 Regulatory  Matters.  Borrower shall not cease to be
                            -------------------
registered as a bank holding company under the BHCA. First Bank shall not cease to be an insured depository institution as defined in the FDIA nor shall its deposits cease to be insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation to the maximum extent permitted under the FDIA.


                                  ARTICLE VII.

                               FINANCIAL COVENANTS

               Section 7.01 Total Risk Based Capital  Ratio.  The Borrower shall
                            -------------------------------
maintain on a consolidated basis, and shall cause each Bank Subsidiary to maintain, its Total Risk Based Capital Ratio at not less than 10%, determined as of each quarter end.

               Section 7.02 Tier I Risk Based Capital Ratio.  The Borrower shall
                            -------------------------------
maintain on a consolidated basis, and shall cause each Bank Subsidiary to maintain, its Tier I Risk Based Capital Ratio at not less than 6%, determined as of each quarter end.

               Section 7.03 Leverage  Ratio.  The Borrower  shall  maintain on a
                            ---------------
consolidated basis, and shall cause each Bank Subsidiary to maintain, a minimum Tier I Leverage Ratio of not less than 5%, determined as of each quarter end.

               Section 7.04 Minimum Return on Assets. The Borrower will maintain
                            ------------------------
(on a consolidated basis) its Return on Assets, determined as of each calendar quarter end, at not less than .70%.

               Section 7.05 Maximum Non-Performing Assets.
                            -----------------------------

               (a) The Borrower will maintain on a consolidated basis, its Non-Performing Assets at an amount not greater than 25% of its Primary Equity Capital, determined as of each calendar quarter end.

               (b) The Borrower will cause First Bank to maintain its Non-Performing Assets at an amount not greater than 15 percent of its Primary Equity Capital, determined as of each quarter end. For purposes of this Section 7.05(b), First Bank's Non-Performing Asset known as the Lake of the Ozarks Development in an amount not in excess of $12 million shall not be treated as a Non-Performing Asset.


               Section 7.06  Allowance for Loan and Lease  Losses.  The Borrower
                             ------------------------------------
will cause the Bank Subsidiaries to maintain their combined allowance for loan and lease losses at not less than 100% of their combined Non-Performing Assets. The Bank Subsidiaries' allowance for loan or lease losses at any time shall be the amount set forth in the most recent Form 10-Q or 10-K filed by the Borrower with the Securities and Exchange Commission (or any successor report).

                                  ARTICLE VIII.

                     EVENTS OF DEFAULT, RIGHTS AND REMEDIES

               Section 8.01 Events of Default. "Event of Default", wherever used
                            -----------------
herein, means any one of the following events:

               (a) Default in the payment of principal of any Note when the same becomes due and payable.

               (b) Default in the payment of interest on any Note or of any fees or other amounts required to be paid under this Agreement, and the continuance of such default for a period of ten days or more.

               (c) Failure to pay when due any amount specified in Section 2.16 hereof relating to the Borrower's Obligation of Reimbursement, or failure to pay immediately when due any amounts required to be paid for deposit in the Special Account.

               (d) Default in the performance, or breach, of any covenant or agreement on the part of the Borrower contained in any Financial Covenant or in Article VI hereof.

               (e) Default in a material respect in the performance, or breach, of any covenant or agreement of the Borrower in this Agreement (other than a covenant or agreement a default in whose performance or whose breach is elsewhere specifically dealt with in this Section), and the continuance of such default or breach for a period of 30 days after the date on which an executive officer of the Borrower or any of its Subsidiaries first obtains knowledge of such default or breach.

               (f) Any representation or warranty made by the Borrower in this Agreement or by the Borrower (or any of its officers) or any of its Subsidiaries (or any of its officers) in any other Loan Document, certificate, instrument, or statement contemplated by or made or delivered pursuant to or in connection with this Agreement, shall prove to have been incorrect or misleading in any material respect when made.

               (g) A default under any bond, debenture, note or other evidence of indebtedness of the Borrower or any of its Subsidiaries in excess of $2,000,000 (other than to the Lenders) or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed where a party thereto has the right to accelerate any indebtedness owing thereunder to such party from the Borrower or any of its Subsidiaries as a result of such default, or any default by the Borrower or any of its Subsidiaries in the payment of required principal or interest under any of the foregoing agreements or instruments.

               (h) An event of default shall occur under any security agreement, mortgage, deed of trust, assignment or other instrument or agreement directly or indirectly securing any obligations of the Borrower hereunder or under any Note or under any guaranty of such obligations.

               (i) Default in the payment of any amount in excess of $2,000,000 owed by the Borrower or any of its Subsidiaries to any Lender other than hereunder or under the Notes and the expiration of the applicable period of grace, if any, with respect thereto; provided, however, that
                                                         --------  -------
          if such default shall be cured by the Borrower or its Subsidiary, as applicable, as may be permitted by the terms of such indebtedness, or waived by the Lender holding such indebtedness, in each case prior to the commencement of any action under Section 8.02, then the Event of Default hereunder by reason of such default shall be deemed likewise to have been thereupon cured or waived.

               (j) The Borrower or any of its Subsidiaries shall be adjudicated a bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Borrower or any of its Subsidiaries shall apply for or consent to the appointment of any receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Borrower or its Subsidiary, as applicable and such appointment shall continue undischarged for a period of 30 days; or the Borrower or any of its Subsidiaries shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Borrower or any of its Subsidiaries and shall continue without dismissal for a period of 30 days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Borrower or any of its Subsidiaries and such judgment, writ, or similar process shall not be released, vacated or fully bonded within 30 days after its issue or levy.

               (k) A petition shall be filed by the Borrower or any of its Subsidiaries under the United States Bankruptcy Code naming the
          Borrower or any of its Subsidiaries as debtor; or an involuntary petition shall be filed against the Borrower or any of its Subsidiaries under the United States Bankruptcy Code, and such petition shall not have been dismissed within 45 days after the Borrower of the applicable Subsidiary has received notice of such filing; or an order for relief shall be entered in any case under the United States Bankruptcy Code naming the Borrower or any of its Subsidiaries as debtor.

               (l) The rendering against the Borrower or any of its Subsidiaries of a final judgment, decree or order for the payment of money in excess of $10,000,000 and the continuance of such judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution or other similar relief.

               (m) A writ of attachment, garnishment, levy or similar process shall be issued against or served upon the Agent or any Lender with respect to (i) any property of the Borrower or any of its Subsidiaries in the possession of the Agent or such Lender, or (ii) any indebtedness of the Agent or such Lender to the Borrower or any of its Subsidiaries, and the same shall not be lifted within 30 days.

               (n) A trustee shall have been appointed by an appropriate United States District Court to administer any Plan, or the Pension Benefit Guaranty Corporation shall have instituted proceedings to terminate any Plan or to appoint a trustee to administer any Plan, or withdrawal liability shall have been asserted against the Borrower or any ERISA Affiliate by a Multiemployer Plan; or the Borrower or any ERISA Affiliate shall have incurred liability to the Pension Benefit Guaranty Corporation, the Internal Revenue Service, the Department of Labor or Plan participants in excess of $2,000,000 with respect to any Plan; or any Reportable Event that the Required Lenders may determine in good faith might constitute grounds for the termination of any Plan, for the appointment by the appropriate United States District Court of a trustee to administer any Plan or for the imposition of withdrawal liability with respect to a Multiemployer Plan, shall have occurred and be continuing 30 days after written notice to such effect shall have been given to the Borrower by the Lenders.

               (o) The issuance against the Borrower or any Subsidiary of the Borrower (including without limitation, any Bank Subsidiary) of any informal or formal administrative action, temporary or permanent, by any federal or state regulatory agency having jurisdiction or control over the Borrower or such Subsidiary, such action taking the form of, but not limited to: (i) any directive citing conditions or activities deemed to be unsafe or unsound or breaches of fiduciary duty or law or regulation; (ii) a memorandum of understanding; (iii) a cease and desist order; (iv) the termination of insurance coverage of customer deposits by the Federal Deposit Insurance Corporation; (v) the suspension or removal of an executive officer or director, or the prohibition of participation by any others in the business affairs of the Borrower or such Subsidiary; (vi) a capital maintenance agreement; or (vii) any other regulatory action, agreement or understanding involving safety or soundness issues with respect to the Borrower or such Subsidiary.

               (p) James F. Dierberg, Mary W. Dierberg, members of their immediate family, and trusts, partnerships and other organizations of which they have effective voting control shall cease to own in the aggregate at least 51% of the voting shares of the Borrower.

               Section 8.02 Rights and Remedies. Upon the occurrence of an Event
                            -------------------
of Default or at any time thereafter until such Event of Default is cured to the written satisfaction of the Required Lenders, the Agent may, with the consent of the Required Lenders, and shall, upon written request of the Required Lenders:

               (a) By notice to the Borrower, declare the Commitments and the Agent's obligation to issue Letters of Credit to be terminated, whereupon the same shall forthwith terminate.

               (b) By notice to the Borrower, declare the entire unpaid principal amount of the Notes then outstanding, all interest accrued and unpaid thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such accrued interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower.

               (c) By notice to the Borrower, require the Borrower to pay to the Agent in immediately available funds, for deposit in the Special Account, an amount equal to the maximum aggregate amount available to be drawn under all Letters of Credit then outstanding.

               (d) Without notice to the Borrower and without further action, apply (and direct each Lender to apply) any and all money owing by any Lender to the Borrower to the payment of the Notes then outstanding, including interest accrued thereon, and of all other Obligations.

               (e) Exercise any other rights and remedies available to the Agent and the Lenders by law or agreement.

Notwithstanding the foregoing, upon the occurrence of an Event of Default described in Section 8.01(j) or (k) hereof, the entire unpaid principal amount of the Notes then outstanding, all interest accrued and unpaid thereon, and all other Obligations shall be immediately due and payable without presentment, demand, protest or notice of any kind.

               Section  8.03  Offset.  In addition to the  remedies set forth in
                              ------
Section 8.02, upon the occurrence of any Event of Default and thereafter while the same be continuing, the Borrower hereby irrevocably authorizes each Lender to set off any Obligations owed to such Lender against all deposits and credits of the Borrower with, and any and all claims of the Borrower against, such Lender. Such right shall exist whether or not such Lender shall have made any demand hereunder or under any other Loan Document, whether or not the Obligations, or any part thereof, or deposits and credits held for the account of the Borrower is or are matured or unmatured, and regardless of the existence or adequacy of any collateral, guaranty or any other security, right or remedy available to such Lender or Lenders. Each Lender agrees that, as promptly as is reasonably possible after the exercise of any such setoff right, it shall notify the Borrower of its exercise of such setoff right; provided, however, that the
                                                    --------   -------
failure of such Lender to provide such notice shall not affect the validity of the exercise of such setoff rights.

                                   ARTICLE IX.

                                    THE AGENT

               Section  9.01  Authorization.  Each Lender and the holder of each
                              -------------
Note irrevocably appoints and authorizes the Agent to act on behalf of such Lender or holder to the extent provided herein or in any document or instrument delivered hereunder or in connection herewith, and to take such other action as may be reasonably incidental thereto.

               Section 9.02 Distribution of Payments and Proceeds.
                            -------------------------------------

               (a) After deduction of any costs of collection as hereinafter provided, the Agent shall remit to each Lender that Lender's
          Percentage of all payments of principal, interest, fees and other amounts for the account of the Lenders that are received by the Agent under the Loan Documents. Each Lender's interest in the Loan Documents shall be payable solely from payments, collections and proceeds actually received by the Agent under the Loan Documents; and the Agent's only liability to the Lenders hereunder shall be to account for each Lender's Percentage of such payments, collections and proceeds in accordance with this Agreement. If the Agent is ever required for any reason to refund any such payments, collections or proceeds, each Lender will refund to the Agent, upon demand, its Percentage of such payments, collections or proceeds, together with its Percentage of interest or penalties, if any, payable by the Agent in connection with such refund. The Agent may, in its sole discretion, make payment to the Lenders in anticipation of receipt of payment from the Borrower. If the Agent fails to receive any such anticipated payment from the Borrower, each Lender shall promptly refund to the Agent, upon demand, any such payment made to it in anticipation of payment from the Borrower, together with interest for each day on such amount until so refunded at a rate equal to the Federal Funds Rate for each such date.

               (b) Notwithstanding the foregoing, if any Lender has wrongfully refused to fund its Percentage of any Borrowing or other Advance as required hereunder, or if the principal balance of any Lender's Note is for any other reason less than its Percentage of the aggregate principal balances of the Notes then outstanding, the Agent may remit all payments received by it to the other Lenders until such payments have reduced the aggregate amounts owed by the Borrower to the extent that the aggregate amount owing to such Lender hereunder is equal to its Percentage of the aggregate amount owing to all of the Lenders hereunder. The provisions of this paragraph are intended only to set forth certain rules for the application of payments, proceeds and collections in the event that a Lender has breached its obligations hereunder and shall not be deemed to excuse any Lender from such obligations.

               Section 9.03  Expenses.  All payments,  collections  and proceeds
                             --------
received or effected by the Agent may be applied, first, to pay or reimburse the Agent for all costs, expenses, damages and liabilities at any time incurred by or imposed upon the Agent in connection with this Agreement or any other Loan Document (including but not limited to all reasonable attorney's fees,
foreclosure   expenses  and  advances  made  to  protect  the  security  of  any collateral). If the Agent does not receive payments, collections or proceeds sufficient to cover any such costs, expenses, damages or liabilities within 30 days after their incurrence or imposition, each Lender shall, upon demand, remit to the Agent its Percentage of the difference between (i) such costs, expenses, damages and liabilities, and (ii) such payments, collections and proceeds.

               Section 9.04 Payments Received Directly by Lenders. If any Lender
                            -------------------------------------
or other holder of a Note shall obtain any payment or other recovery (whether voluntary, involuntary, by application of offset or otherwise) on account of principal of or interest on any Note other than through distributions made in accordance with Section 9.02, such Lender or holder shall promptly give notice of such fact to the Agent and shall purchase from the other Lenders or holders such participations in the Notes held by them as shall be necessary to cause the purchasing Lender or holder to share the excess payment or other recovery ratably with each of them; provided, however, that if all or any portion of the
                           --------   -------
excess payment or other recovery is thereafter recovered from such purchasing Lender or holder, the purchase shall be rescinded and the purchasing Lender restored to the extent of such recovery (but without interest thereon).

               Section 9.05 Indemnification.  The Agent shall not be required to
                            ---------------
do any act hereunder or under any other document or instrument delivered hereunder or in connection herewith or take any action toward the execution or enforcement of the agency hereby created, or to prosecute or defend any suit in respect of this Agreement or the Notes or any documents or instrument delivered hereunder or in connection herewith unless indemnified to its satisfaction by the holders of the Notes against loss, cost, liability and expense; provided,
                                                                       --------
however,  that no  Lender  shall be  obligated  to  indemnify  the Agent for any
-------
portion of any such loss, cost, liability or expense resulting from the gross negligence or willful misconduct of the Agent. If any indemnity furnished to the Agent for any purpose shall, in the opinion of the Agent, be insufficient or become impaired, the Agent may call for additional indemnity and not commence or cease to do the acts indemnified against until such additional indemnity is furnished.

               Section 9.06  Limitations on Agent's Power.  Notwithstanding  any
                             ----------------------------
other provision of this Agreement, the Agent shall not have the power, without the consent of all of the Lenders, to (i) forgive any indebtedness of the Borrower arising under this Agreement or the Notes, (ii) agree to reduce the rate of interest charged under this Agreement or the commitment fees payable under Sections 2.05 and 2.19(c), (iii) agree to extend the maturity or decrease the amount of any payment (whether of principal, interest, fees or otherwise) due under this Agreement or the Notes, (iv) release any Collateral from the lien created by the Borrower Pledge Agreement or the San Francisco Company Security Agreement, or (v) amend the definition of "Required Lenders" in Section 1.01. In addition, in no event may the Agent increase the total Commitment Amount (being the aggregate sum of all Commitment Amounts of all Lenders) hereunder without the consent of all Lenders or increase or decrease the Commitment Amount of any given Lender without the consent of that Lender.

               Section  9.07  Exculpation.  The Agent  shall be entitled to rely
                              -----------
upon advice of counsel concerning legal matters, and upon this Agreement, any Loan Document and any schedule, certificate, statement, report, notice or other writing which it believes to be genuine or to have been presented by a proper person. Neither the Agent nor any of its directors, officers, employees or agents shall (a) be responsible for any recitals, representations or warranties contained in, or for the execution, validity, genuineness, effectiveness or enforceability of this Agreement, any Loan Document, or any other instrument or document delivered hereunder or in connection herewith, (b) be responsible for the validity, genuineness, perfection, effectiveness, enforceability, existence, value or enforcement of any collateral security, (c) be under any duty to inquire into or pass upon any of the foregoing matters, or to make any inquiry concerning the performance by the Borrower or any other obligor of its obligations, or (d) in any event, be liable as such for any action taken or omitted by it or them, except for its or their own gross negligence or willful misconduct. The agency hereby created shall in no way impair or affect any of the rights and powers of, or impose any duties or obligations upon, the Agent in its individual capacity.

               Section 9.08 Agent and Affiliates.  The Agent shall have the same
                            --------------------
rights and powers hereunder in its individual capacity as any other Lender, and may exercise or refrain from exercising the same as though it were not the Agent, and the Agent and its affiliates may accept deposits from and generally engage in any kind of business with the Borrower as fully as if the Agent were not the Agent hereunder.

               Section 9.09 Credit Investigation. Each  Lender acknowledges that
                            --------------------
it has made such inquiries and taken such care on its own behalf as would have been the case had its Commitment been granted and the Advances made directly by such Lender to the Borrower without the intervention of the Agent or any other Lender. Each Lender agrees and acknowledges that the Agent makes no representations or warranties about the creditworthiness of the Borrower, any Subsidiary or any other party to this Agreement or with respect to the legality, validity, sufficiency or enforceability of this Agreement, any Loan Document, or any other instrument or document delivered hereunder or in connection herewith.

               Section  9.10  Resignation.  The Agent may  resign as such at any
                              -----------
time upon at least 30 days' prior notice to the Borrower and the Lenders. In the event of any resignation of the Agent, the Required Lenders shall as promptly as practicable appoint a successor Agent. If no such successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the resigning Agent's giving of notice of resignation, then the resigning Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon be entitled to receive from the prior Agent such documents of transfer and assignment as such successor Agent may reasonably request and the resigning Agent shall be discharged from its duties and obligations under this Agreement. After any resignation pursuant to this Section, the provisions of this Section shall inure to the benefit of the retiring Agent as to any actions taken or omitted to be taken by it while it was an Agent hereunder.

               Section 9.11 Assignments.
                            -----------

               (a) No Lender may assign any of its rights or obligations under any Loan Document without the prior written consent of the Borrower and the Agent, which consent may not be unreasonably withheld; provided, however, that the consent of the Borrower shall not be
          --------   -------
          required in connection with any such assignment made at any time when a Default or an Event of Default has occurred and is continuing. Any assignment permitted hereunder shall be by written assignment agreement in form and substance reasonably satisfactory to Agent which assignment agreement shall be acknowledged by both Agent and Borrower. The aggregate principal amount of the Notes and the portion of the Commitment Amounts so assigned in any assignment shall be not less than $5,000,000, and the assigning Lender shall retain at least $5,000,000 of such Notes and Commitment Amounts for its own account; provided, however, that the foregoing restriction shall not apply to a
          --------  -------
          Lender assigning its entire Note and Commitment Amount to a single institution. Simultaneously with each assignment of Notes and
          Commitment Amounts, the assigning Lender shall be deemed to have assigned a proportional share of its obligations and rights under
          Section 2.15(b). If the Agent and (if applicable) the Borrower so consent, then, from and after the effective date of any such assignment, the assignee thereunder (an "Additional Lender") shall, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment, have the rights and obligations so assigned to it, and the assigning Lender shall, to the extent that rights and obligations have been assigned by it pursuant to such assignment, relinquish its rights and be released from its obligations under this Agreement. Within five business days after any request of the Agent following such assignment of Notes and Commitment Amounts, the Borrower will execute and deliver to the Agent new Notes to the order of such assignee in amounts corresponding to the interest in the assigning Lender's rights and obligations under this Agreement acquired by such assignee pursuant to such assignment and, if the assigning Lender has retained an interest in such rights and obligations, new Notes to the order of the assigning Lender in amounts corresponding to such interests retained by it hereunder. Such new Notes shall be in an aggregate principal amount equal to the aggregate principal amount of the Notes to be replaced by such new Notes, shall be dated the effective date of such assignment and shall otherwise be in the form of the Notes to be replaced thereby. Such new Notes shall be issued in substitution for, but not in satisfaction or payment of, the Notes being replaced thereby. The Agent shall bear the cost of preparation of such new Notes. Upon the issuance of such new Notes, the term, "Note", as used herein, shall include all such new Notes issued pursuant to this Section 9.11.

               (b) Any Lender making an assignment under this Section shall pay the Agent a transfer fee in the amount of $3,000 simultaneous with such assignment.

               (c) Notwithstanding any other provision of this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement and that Lender's Notes in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

               (d) Except as set forth in this  Section  9.11 and the  following
          Section 9.12, no Lender may assign any of its rights or obligations under any Loan Document.

               Section 9.12 Participations. In addition to the rights granted in
                            --------------
Section 9.11, each Lender may grant participations in a portion of its Notes, Commitments and obligations under Section 2.15(b) to any institutional investor, without the consent of the Borrower or the Agent, but only so long as (except in the case of a participation granted to an affiliate of a Lender, in which case the limitation and qualification set forth in clause (a) and (b) below shall not apply):

               (a) Within five Bank Business Days after granting any participation, such Lender gives the Agent and the Borrower notice of such participation, including the name, address and telecopier number of the participant and the amount of the Notes and Commitments covered by the participation; and

               (b) The principal amount of the participations so granted is no less than $5,000,000.

               No holder of any such participation, other than an affiliate of such Lender, shall be entitled to require such Lender to take or omit to take any action hereunder, except that such Lender may agree with such participant that such Lender will not, without such participant's consent, (i) forgive any indebtedness of the Borrower under this Agreement or the Notes, (ii) agree to reduce the rate of interest charged under this Agreement, or (iii) agree to extend the final maturity of any indebtedness evidenced by the Notes, except as expressly provided by the terms of the Loan Documents. No Lender shall, as between the Borrower and such Lender, be relieved of any of its obligations hereunder as a result of any such granting of a participation. The Borrower hereby acknowledges and agrees that any participant described in this Section will, for purposes of Section 9.04, be considered to be a Lender hereunder (provided that such participant shall not be entitled to receive any more than the Lender selling such participation would have received had such sale not taken place) and may rely on, and possess all rights under, any opinions, certificates, or other instruments or documents delivered under or in connection with any Loan Document. Except as set forth in this Section 9.12, no Lender may grant any participation in any Loan Document or Commitment.

               Section 9.13 Disclosure of Information.  The Borrower  authorizes
                            -------------------------
each Lender and the Agent to disclose to any participant, assignee or Additional Lender (each, a "Transferee") and any prospective Transferee any and all financial and other information in the possession of the Agent or any Lender concerning the Borrower which has been delivered to the Agent or such Lender by the Borrower pursuant to this Agreement or which has been delivered to the Agent or such Lender by the Borrower in connection with the credit evaluation of the Borrower by the Agent or such Lender prior to entering into this Agreement; provided, however, that prior to disclosing such information to a Transferee or
--------   -------
prospective Transferee, the applicable Lender shall obtain from such Transferee or prospective Transferee a confidentiality agreement agreeing that such information shall be used only in connection with such Person's evaluation and, if applicable, administration of its interest in this Agreement and the loans hereunder, and shall not be disclosed to any other person, subject to exceptions permitting disclosure to regulators and auditors, disclosure as required by law or judicial process, and disclosure under such other limited circumstances as that Lender and such Transferee or prospective Transferee may reasonably agree.

                                   ARTICLE X.

                                  MISCELLANEOUS

               Section 10.01 No Waiver; Cumulative Remedies. No failure or delay
                             ------------------------------
on the part of the Lenders in exercising any right, power or remedy under the Loan Documents shall operate as a waiver thereof; nor shall any Lender's acceptance of payments while any Default or Event of Default is outstanding operate as a waiver of such Default or Event of Default, or any right, power or remedy under the Loan Documents; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy under the Loan Documents. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

               Section  10.02  Amendments,  Etc.  No  amendment,   modification,
                               ----------------
termination or waiver of any provision of any Loan Document or consent to any departure by the Borrower therefrom shall be effective unless the same shall be in writing and signed by the Required Lenders (or, in the case of any action described in Section 9.06, the number of Lenders specified for the applicable action in such Section) and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.


               Section  10.03  Notice.  Except as otherwise  expressly  provided
                               ------
herein, all notices and other communications hereunder shall be in writing and shall be (i) personally delivered, (ii) transmitted by registered mail, postage prepaid, (iii) sent by Federal Express or similar expedited delivery service, or
(iv) transmitted by telecopy (followed, in the case of any notice from the Agent or a Lender to the Borrower, pursuant to any of Sections 8.02(a), 8.02(b) or 8.03, by a notice transmitted by registered mail, postage prepaid), in each case addressed to the party to whom notice is being given at its address as set forth by its signature below, or, if telecopied, transmitted to that party at its telecopier number set forth by its signature below; or, as to each party, at such other address or telecopier number as may hereafter be designated in a notice by that party to the other party complying with the terms of this Section. All such notices or other communications shall be deemed to have been given on (i) the date received if delivered personally, by mail, or by Federal Express or similar expedited delivery service, or (ii) the date of transmission if delivered by telecopy, except that notices or requests to the Agent or any Lender pursuant to any of the provisions of Article II shall not be effective until received.


               Section 10.04 Costs and Expenses.  The Borrower  agrees to pay on
                             ------------------
demand (i) all costs and expenses incurred by the Agent in connection with the negotiation, preparation, execution, administration or amendment of the Loan Documents and the other instruments and documents to be delivered hereunder and thereunder, including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto, whether paid to outside counsel or allocated by in-house counsel, and (ii) all costs and expenses incurred by the Agent or any Lender in connection with the enforcement of the Loan Documents, including the reasonable fees and out-of-pocket expenses of counsel for the Agent or any Lender with respect thereto, whether paid to outside counsel or allocated by in-house counsel.

               Section 10.05  Indemnification  by Borrower.  The Borrower hereby
                              ----------------------------
agrees to indemnify the Agent and the Lenders and each officer, director, employee and agent thereof (herein individually each called an "Indemnitee" and collectively called the "Indemnitees") from and against any and all losses, claims, damages, reasonable expenses (including, without limitation, reasonable attorneys' fees) and liabilities (all of the foregoing being herein called the "Indemnified Liabilities") incurred by an Indemnitee in connection with or arising out of the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the use of the proceeds of any Advance (including but not limited to any such loss, claim, damage, expense or liability arising out of any claim in which it is alleged that any "Environmental Law" has been breached with respect to any activity or property of the Borrower), except for any portion of such losses, claims, damages, expenses or liabilities incurred solely as a result of the gross negligence or willful misconduct of the applicable Indemnitee or the breach of this Agreement or any other Loan Document by that Indemnitee. "Environmental Law" shall mean (i) any federal, state or local law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, legal doctrine, order, directive, executive or administrative order, judgment, decree, injunction, legal requirement or agreement with any governmental entity relating to (A) the protection, preservation or restoration of the environment (which includes, without limitation, air, water vapor, surface water, groundwater, drinking water supply, structures, soil, surface land, subsurface land, plant and animal life or any other natural resource), or to human health or safety as it relates to hazardous materials, or (B) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of, hazardous materials, in each case as amended and as now in effect, including, without limitation, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act, the Federal Clean Water Act, the Federal Resource Conservation and Recovery Act of 1976 (including, but not limited to, the Hazardous and Solid Waste Amendments thereto and Subtitle I relating to underground storage tanks), the Federal Solid Waste Disposal and the Federal Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Occupational Safety and Health Act of 1970 as it relates to hazardous materials, the Federal Hazardous Substances Transportation Act, the Emergency Planning and Community Right-To-Know Act, the Safe Drinking Water Act, the Endangered Species Act, the National Environmental Policy Act, the Rivers and Harbors Appropriation Act or any so-called "Superfund" or "Superlien" law, each as amended and as now or hereafter in effect, and (ii) any common law or equitable doctrine (including, without limitation, injunctive relief and tort doctrines such as negligence, nuisance, trespass and strict liability) that imposes liability or obligations for injuries or damages due to, or threatened as a result of the presence of or exposure to any hazardous material. If and to the extent that the foregoing indemnity may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law. All obligations provided for in this Section shall survive any termination of this Agreement.

               Section 10.06 Execution in  Counterparts.  This Agreement and the
                             --------------------------
other Loan Documents may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts of this Agreement or such other Loan Document, as the case may be, taken together, shall constitute but one and the same instrument.

               Section  10.07 Binding  Effect,  Assignment.  The Loan  Documents
                              ----------------------------
shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights thereunder or any interest therein without the prior written consent of each of the Lenders.

               Section 10.08 Governing Law. The Loan Documents shall be governed
                             -------------
by, and construed in accordance with, the laws of the State of Missouri.

               Section 10.09 Consent to  Jurisdiction/Jury  Waiver. The Borrower
                             -------------------------------------
and the Lenders each irrevocably (i) agree that any suit, action or other legal proceeding arising out of or relating to this Agreement or any other Loan Document may be brought in a court of record in Hennepin County in the State of Minnesota or in the Courts of the United States located in such State, (ii) consent to the jurisdiction of each such court in any suit, action or proceeding, (iii) waive any objection which they may have to the laying of venue of any such suit, action or proceeding in any such courts and any claim that any such suit, action or proceeding has been brought in an inconvenient forum, and
(iv) agree that a final judgment in any such suit, action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Borrower and Lender each waives the right to a trial by jury in any action based on or pertaining to this Agreement.

               Section 10.10  Severability of Provisions.  Any provision of this
                              --------------------------
Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

               Section 10.11 Prior Agreements. This Agreement and the other Loan
                             ----------------
Documents and related documents described herein restate and supersede in their entirety any and all prior agreements and understandings, oral or written, between any of the Lenders and the Borrower.

               Section  10.12  Headings.  Article and  Section  headings in this
                               --------
Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

               Section 10.13 No Oral Agreements.  ORAL AGREEMENTS OR COMMITMENTS
                             ------------------
TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDERS AND AGENT) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENT WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.





             [The balance of this page is intentionally left blank.]

               IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.

Address:                                FIRST BANKS, INC.
600 James S. McDonnell Blvd.
Mail Code M1-199-014
Hazelwood, MO 63042
Attention:  Allen H. Blake              By /s/ Allen H. Blake
Telecopier:  (314) 592-6621                -------------------------------------
                                           Its President
                                               ---------------------------------

























            (Signature Page to Secured Credit Agreement Page 1 of 9)

Address:                                WELLS FARGO BANK, NATIONAL
MAC:  N9305-071                             ASSOCIATION, as Agent
Sixth Street and Marquette Avenue
Minneapolis, Minnesota 55479
Attention:  Doug Gallun                 By  /s/ Douglas A. Gallun
Telecopier: 612-667-3510                    ------------------------------------
                                            Its Vice President
                                                --------------------------------































            (Signature Page to Secured Credit Agreement Page 2 of 9)

Address:                                 WELLS FARGO BANK, NATIONAL
MAC:  N9305-071                              ASSOCIATION, as a Lender
Sixth Street and Marquette Avenue
Minneapolis, Minnesota 55479
Attention:  Doug Gallun                  By /s/ Douglas A. Gallun
Telecopier: 612-667-3510                    ------------------------------------
                                            Its Vice President
                                                --------------------------------

Commitment Amount:  $14,318,182
Percentage: 23.86364%



























            (Signature Page to Secured Credit Agreement Page 3 of 9)

Address:                                 BANK ONE
120 South LaSalle Street
Chicago, Illinois 60603-3400
Attention: Thomas Hackett
Telecopier: (312) 661-9511               By /s/ Thomas H. Hackett
                                            ------------------------------------
                                            Its First Vice President
                                                --------------------------------
Commitment Amount:  $8,863,637
Percentage: 14.77273


























            (Signature Page to Secured Credit Agreement Page 4 of 9)

Address:                                 LASALLE BANK NATIONAL
One Metropolitan Square                      ASSOCIATION
211 North Broadway, Suite 4050
St. Louis, Missouri 63102
Attention: Robert J. Mathias             By /s/ Robert J. Mathias
Telecopier: (314) 621-3947                  ------------------------------------
                                            Its Senior Banker
                                                --------------------------------

Commitment Amount:  $8,863,637
Percentage: 14.77273%




























            (Signature Page to Secured Credit Agreement Page 5 of 9)

Address:                                 THE NORTHERN TRUST COMPANY
50 South LaSalle Street
Chicago, Illinois 60675
Attention: Thomas E. Bernhardt           By /s/ Thomas E. Bernhardt
Telecopier: 312-557-8337                    ------------------------------------
                                            Its Vice President
                                                --------------------------------

Commitment Amount:  $7,500,000
Percentage: 12.50000%































            (Signature Page to Secured Credit Agreement Page 6 of 9)

Address:                                 UNION BANK OF CALIFORNIA, N.A.
445 South Figureroa Street
Los Angeles, California 90071
Attention: Dennis A. Cattell             By /s/ Dennis A. Cattell
Telecopier: (213) 236-5548                  ------------------------------------
                                            Its Vice President
                                                --------------------------------

Commitment Amount:  $5,454,545
Percentage: 9.09091%
































            (Signature Page to Secured Credit Agreement Page 7 of 9)

Address:                                 FIFTH THIRD BANK (CHICAGO)
1701 Golf Road, Tower One, Suite 700
Rolling Meadows, IL 60008
Attention: Patrick A. Horne              By /s/ Patrick A. Horne
Telecopier: (847) 354-7130                  ------------------------------------
                                           Its  Vice President
                                                --------------------------------

Commitment Amount:  $7,500,000
Percentage: 12.50000%





























            (Signature Page to Secured Credit Agreement Page 8 of 9)

Address:                                 U.S. BANK NATIONAL ASSOCIATION
Correspondent Banking
SL-TW-11SI
7th & Washington
St. Louis, MO   63101
Attention: David C. Buettner             By /s/ David C. Buettner
Telecopier: (314) 418-8394                  ------------------------------------
                                            Its Vice President
                                                --------------------------------

Commitment Amount:  $7,500,000
Percentage: 12.50000%






























            (Signature Page to Secured Credit Agreement Page 9 of 9)



                                                              EXHIBIT A




                                                    REVOLVING LOAN COMMITMENT AMOUNTS


---------------------------------------- -------------------- --------------------- ------------------------------------------
                                              Commitment          Percentage
Name                                            Amount              Amount           Notice Address
---------------------------------------- -------------------- --------------------- ------------------------------------------
Wells Fargo Bank, National                  $14,318,182            23.86364%        MAC N9305-071
     Association, as a Bank                                                         Sixth and Marquette
                                                                                    Minneapolis, Minnesota 55479
                                                                                    Attention: Doug Gallun
                                                                                    Telecopier: 612-667-3510
---------------------------------------- -------------------- --------------------- ------------------------------------------
Bank One                                     $8,863,637            14.77273%        120 South LaSalle Street
                                                                                    Chicago, Illinois 60603-3400
                                                                                    Attention: Sunil Mehta
                                                                                    Telecopier: (312) 661-9511
---------------------------------------- -------------------- --------------------- ------------------------------------------
LaSalle Bank National Association            $8,863,637            14.77273%        One Metropolitan Square
                                                                                    211 North Broadway, Suite 4050
                                                                                    St. Louis, Missouri 63102
                                                                                    Attention: Robert J. Mathias
                                                                                    Telecopier: (314) 621-3947
---------------------------------------- -------------------- --------------------- ------------------------------------------
The Northern Trust Company                   $7,500,000            12.50000%        50 South LaSalle Street
                                                                                    Chicago, Illinois 60675
                                                                                    Attention: Thomas E. Bernhardt
                                                                                    Telecopier: (312) 557-8337
---------------------------------------- -------------------- --------------------- ------------------------------------------
Union Bank of California, N.A.               $5,454,545             9.09091%        445 South Figureroa Street
                                                                                    Los Angeles, California 90071
                                                                                    Attention: Dennis A. Cattell
                                                                                    Telecopier: (213) 236-5548
---------------------------------------- -------------------- --------------------- ------------------------------------------
Fifth Third Bank (Chicago)                   $7,500,000            12.50000%        1701 Gold Road
                                                                                    Tower One, Suite 700
                                                                                    Rolling Meadows, IL 60008
                                                                                    Attention: Patrick A. Horne
                                                                                    Telecopier: (847) 354-7130
---------------------------------------- -------------------- --------------------- ------------------------------------------
U.S. Bank National Association               $7,500,000            12.50000%        Correspondent Banking
                                                                                    SL-TW-11SI
                                                                                    7th & Washington
                                                                                    St. Louis, MO   63101
                                                                                    Attention:  David C. Buettner, VP
                                                                                    Telecopier:  (314) 418-8394
---------------------------------------- -------------------- --------------------- ------------------------------------------

                                    EXHIBIT B

                            BORROWER PLEDGE AGREEMENT

          This Agreement is made as of this 14th day of August, 2003, by and between FIRST BANKS, INC., a Missouri Corporation ("Debtor") and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below ("Secured Party").


                                    RECITALS

          Debtor, Secured Party and certain financial institutions have executed a secured credit agreement dated as of August 14, 2003, (the "Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $60,000,000 to Debtor and pursuant to which Secured Party has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of Debtor.

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

          5. Secured Party's Duties. Secured Party's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if Secured Party exercises reasonable care in physically safekeeping such Collateral, or in the case of Collateral in the custody or possession of a securities intermediary or other third person, exercises reasonable care in the selection of the securities intermediary or other third person and Secured Party need not otherwise preserve, protect, insure or care for any Collateral. Secured Party shall not be obligated to preserve any rights Debtor may have against prior parties, to exercise at all or in any particular manner any voting rights which may be available with respect to any Collateral, to realize on the Collateral at all or in any particular manner or order, or to apply any cash proceeds of Collateral in any particular order of application. Regardless of the manner in which Secured Party chooses to exercise control over Collateral (whether by possession, by agreement with an issuer or Securities Intermediary, by transferring security entitlements into its own account, or otherwise), Secured Party shall not be deemed to be under any obligation to Debtor, whether as fiduciary, trustee, agent or otherwise, except the duty of good faith, the duties specifically imposed upon Secured Party by this Agreement, and the duties imposed upon it as a secured party by Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Missouri.

          6. Miscellaneous. Any disposition of Collateral in the manner provided in Section 4 shall be deemed commercially reasonable. This Agreement can be waived, modified, amended, terminated or discharged, and the Security Interest can be released, only explicitly in a writing signed by Secured Party. A waiver signed by Secured Party shall be effective only in the specific instance and for the specific purpose given. Mere delay or failure to act shall not preclude the exercise or enforcement of any of Secured Party's rights or remedies. All rights and remedies of Secured Party shall be cumulative and may be exercised singularly or concurrently, at Secured Party's option, and the exercise or enforcement of any one such right or remedy shall neither be a condition to nor bar the exercise or enforcement of any other. All notices to be given to Debtor shall be deemed sufficiently given if delivered or mailed by registered or certified mail, postage prepaid, to Debtor at the address set forth following its signature on the signature page of this Agreement or at the most recent address shown on Secured Party's records. Debtor will reimburse Secured Party for all expenses (including reasonable attorneys' fees and legal expenses) incurred by Secured Party in the protection, defense or enforcement of the Security Interest, including expenses incurred in any litigation or bankruptcy or insolvency proceedings. This Agreement shall be binding upon and inure to the benefit of Debtor and Secured Party and their successors and assigns and shall take effect when signed by Debtor and delivered to Secured Party, and Debtor waives notice of Secured Party's acceptance hereof. This Agreement shall be governed by the internal laws of Missouri and, unless the context otherwise requires, all terms used herein which are defined in Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Missouri, shall have the meanings therein stated. If any provision or application of this Agreement is held unlawful or unenforceable in any respect, such illegality or unenforceability shall not affect other provisions or applications which can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had never been contained herein or prescribed hereby. All representations and warranties contained in this Agreement shall survive the execution, delivery and performance of this Agreement and the creation and payment of the Obligations.

          IN WITNESS WHEREOF, Debtor has executed this Agreement as of the day first above written.


                                       FIRST BANKS, INC.





                                       By
                                          --------------------------------------


                                           Its
                                               ---------------------------------








                                        Address:




                                       600 James S. McDonnell Blvd.

                                       Mail Code M1-199-014

                                       Hazelwood, MO 63042-2302

                                    EXHIBIT C


                             COMPLIANCE CERTIFICATE


          This  Compliance  Certificate  is being  submitted  on this ___ day of
__________________,   200__,   for  the  quarter   ending  on  the  ___  day  of
__________________, 200__, pursuant to the terms of the Secured Credit Agreement dated as of August ___, 2003, (the "Credit Agreement"), as the same may be thereafter amended from time to time, among Wells Fargo Bank, National Association (the "Agent"), the Lenders that are parties thereto, and First Banks, Inc., as Borrower. Capitalized terms used but not defined herein shall have the meanings set forth in the Credit Agreement.


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


          C. Attached is an accurate listing of the current Subsidiaries of First Banks, Inc.; and


          D. The computation of Margin and L/C Margin and compliance with the covenants contained in Article VII of the Credit Agreement are supported by the following:


2.03  Funded Debt Ratio
      -----------------

(i) First Banks, Inc. (consolidated)
Net Income for the quarter ended:
---------------------------------                     (2)              Ratio of                           L/C
                                                  Funded Debt         (2) to (1)         Margin           Margin
                                                  -----------         ----------         ------           ------
                   $
----------------   ----------------

----------------   ----------------

----------------   ----------------

----------------   ----------------


Total Net Income      $                (1)                                     %             bp               bp
                      ----------------          ---------------       ----------        -------          -------



7.01  Total Risk Based Capital Ratio
      ------------------------------

                                                                         (2)
                                                                    Weighted-Risk
                                                                   Assets and Off-                        Minimum
                                                   (1)              Balance Sheet        Ratio of          Ratio
                                              Total Capital             Items           (1) to (2)       Permitted
                                              -------------        ---------------      ----------       ---------



First Banks, Inc. (consolidated)                                                                 %         10.0%
                                             ---------------       ---------------      ----------         -----


First Bank                                                                                       %         10.0%
                                             ---------------       ---------------      ----------         -----




7.02  Tier I Risk Based Capital Ratio
      -------------------------------
                                                                        (2)
                                                                   Weighted-Risk
                                                                  Assets and Off-                         Minimum
                                                    (1)            Balance Sheet          Ratio of         Ratio
                                              Tier I Capital           Items             (1) to (2)      Permitted
                                              --------------      ----------------       ----------      ---------

First Banks, Inc. (consolidated)                                                                  %         6.0%
                                              --------------      ----------------       ----------         ----


First Bank                                                                                         %        6.0%
                                              --------------      ----------------       ----------         ----









7.03  Leverage Ratio
      --------------

                                                                                                          Minimum
                                                     (1)                 (2)              Ratio of         Ratio
                                               Tier I Capital        Total Assets        (1) to (2)      Permitted
                                               --------------        ------------        ----------      ---------


First Banks, Inc. (consolidated)                                                                   %        5.0%
                                              ---------------        ------------        ----------         ----

First Bank                                                                                         %        5.0%
                                              ---------------        ------------        ----------         ----




7.04  Minimum Return on Assets
      ------------------------


                                                                                                           Minimum
Net Income for the quarter ended:                                    Average Total         Ratio of         Ratio
---------------------------------                                      Assets (2)         (1) to (2)      Permitted
                                                                       ----------         ----------      ---------




First Banks, Inc. (consolidated)

                  $
----------------  ----------------

----------------  ----------------

----------------  ----------------

----------------  ----------------

Total Net Income  $               (1)                                                              %         0.70%
                  ----------------                                 --------------         ----------         -----





7.05  Non-Performing Assets
      ---------------------

                                                     (1)                  (2)                              Maximum
                                                Non-Performing      Primary Equity         Ratio of         Ratio
                                                    Assets              Capital           (1) to (2)      Permitted
                                                    ------              -------           ----------      ---------

First Banks, Inc. (consolidated)                                                                   %          25%
                                             ------------------     --------------        ----------          ---

First Bank                                                     *                                   %          15%
                                             ------------------     --------------        ----------          ---




     *Not  including  the  Lake  of  the  Ozarks Development asset, currently $__________; or, if the Lake of the Ozarks
      ---
     asset is currently valued in excess of $12,000,000, including only excess of Lake of Ozarks asset over $12,000,000.
                                                                   ----




7.06  Allowance for Loan and Lease Losses
      -----------------------------------


                                                     (1)
                                                Allowance for            (2)                               Minimum
                                                  Loan and          Non-Performing         Ratio of         Ratio
                                                Lease Losses            Assets            (1) to (2)      Permitted
                                                ------------            ------            ----------      ---------


First Bank                                                                                          %        100%
                                             ------------------     --------------        -----------        ----


         Signed as of the day and year first above written.





                                         FIRST BANKS, INC.








                                         By:
                                              ----------------------------------
                                                 Chief Executive Officer and
                                                 Chief Financial Officer





                                         By:
                                              ----------------------------------
                                                  Senior Vice President -
                                                  Chief Accounting Officer





                                         By:
                                              ----------------------------------
                                                    Chief Operating Officer





                                         By:
                                              ----------------------------------
                                                     Chief Credit Officer

                                                           EXHIBIT D1


                                            APPLICATION FOR STANDBY LETTER OF CREDIT

TO:  WELLS FARGO BANK, NATIONAL ASSOCIATION
------------------------------------------------------------------------------------------------------------------------------------

           DATE                                   FOR WELLS FARGO'S USE ONLY    LETTER OF CREDIT NO.           DOCUMENT TRACK NO.

           ------------------------------         ----------------------------- ------------------------------ ---------------------

APPLICANT  SIGNING  BELOW  HEREBY  REQUESTS  THAT  WELLS  FARGO  BANK, NATIONAL
ASSOCIATION ("WELLS FARGO") ISSUE IN WELLS FARGO'S NAME  AN IRREVOCABLE STANDBY
LETTER  OF  CREDIT  (THE "CREDIT") ON SUBSTANTIALLY THE TERMS BELOW AND, UNLESS
OTHERWISE SPECIFIED  BELOW  IN  SPECIAL INSTRUCTIONS, FORWARD THE CREDIT BY THE
FOLLOWING MEANS TO THE BENEFICIARY DIRECTLY OR THROUGH A BANK SELECTED BY WELLS
FARGO:

|_| FULL CABLE/TELEX   |_| COURIER   |_| MAIL WITH BRIEF ADVICE BY CABLE/TELEX     |_| MAIL   |_| OTHER:_____________________

----------------------------------------------------------------------- ------------------------------------------------------------
ADVISING BANK: (If left blank, Wells Fargo may select)                  BENEFICIARY:   (Name and Address)





----------------------------------------------------------------------- ------------------------------------------------------------
PARTY TO BE NAMED AS REQUESTING THE CREDIT:  (Name and Address)         AMOUNT:  (In words)


                                                                        -------------------------------- ---------------------------
                                                                        (In figures)                     (Currency)
----------------------------------------------------------------------- -------------------------------- ---------------------------
AVAILABILITY:  Unless otherwise specified herein, the Credit is to be   EXPIRATION DATE:
available with Wells Fargo's issuing office by  payment  of  draft(s)                   --------------------------------------------
drawn at sight on Wells Fargo or, at Wells Fargo's  option, with  any bank(s) or  with  a  bank  nominated by Wells Fargo by negotiation of
draft(s) drawn at sight on Wells Fargo.                                 PLACE OF EXPIRATION: Unless otherwise specified  herein, the
                                                                        Credit is to expire at Wells Fargo's issuing  office  or, if the  Credit is available  with any bank(s)or with a specific bank other than Wells Fargo's issuing office, at such  place as Wells Fargo shall elect.
------------------------------------------------------------------------------------------------------------------------------------
DOCUMENT(S): Draft(s) are to be accompanied by: (Attached additional signed sheet(s), if necessary, and label as attachments to this
Application.)




------------------------------------------------------------------------------------------------------------------------------------
DRAWING(S):       |_| Partial drawings are permitted.  (More than one draft may be drawn and presented under the Credit.)

                  |_| Only one draft may be drawn and presented under the Credit, and:

                  |_| the draft must be for the full amount of the Credit.     |_|  the draft may be for less than the full amount
                                                                                    of the Credit.
------------------------------------------------------------------------------------------------------------------------------------
SPECIAL INSTRUCTIONS: (Attach additional signed sheet(s), if necessary, and label as attachments to this Application.)





------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
TRANSFERABILITY: (If not checked, the Credit will not be transferable.)

            |_|  The Credit is to be transferable, with transfer charges for:   |_|  Applicant's account  |_|  Beneficiary's account
------------------------------------------------------------------------------------------------------------------------------------

INQUIRIES:  Direct to:                                                       Telephone Number:
------------------------------------------------------------------------------------------------------------------------------------
APPLICANT'S AGREEMENT AND SIGNATURE: Applicant's   signature   here   indicates  agreement  to  all the terms and conditions on this
Application  and  Applicant's  agreement  that  the  Credit and its issuance will be governed by (1) the terms and conditions of the
Standby Letter of Credit Agreement between Applicant and Wells Fargo and/or (2) any  other agreement signed by Applicant pursuant to which the Credit is to be issued. This Application is signed by Applicant's duly authorized  representative(s) on the date specified above.

------------------------------------------------------------------------------------   ----------------------------------------
      APPLICANT                                                                                      ADDRESS


------------------------------------------      ------------------------------------   ----------------------------------------
      AUTHORIZED SIGNATURE                            TITLE                                          ADDRESS


 -----------------------------------------      ------------------------------------   ----------------------------------------
      AUTHORIZED SIGNATURE                            TITLE                                          ADDRESS
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                         (TO BE COMPLETED BY WELLS FARGO BANK, NATIONAL ASSOCIATION)

                     CREDIT ISSUANCE HAS BEEN APPROVED IN ACCORDANCE WITH WELLS FARGO'S CREDIT POLICIES AND PROCEDURES
------------------------------------------------------------------------------------------------------------------------------------
APPROVING OFFICER'S SIGNATURE        APPROVING OFFICER'S NAME (Print) APPROVING OFFICER'S OFFICE     AU      MAC      COMMITMENT NO.
                                                                      (Print)


------------------------------------------------------------------------------------------------------------------------------------
PHONE              AFS INTERFACE REQUIRED:       STANDALONE TRANSACTION:        COLLATERAL CODE        PURPOSE  CODE      DATE


                   YES  |_|         NO  |_|      YES  |_|       NO  |_|
------------------------------------------------------------------------------------------------------------------------------------
SPECIAL INSTRUCTIONS: (Indicate any provisions applicable to the Credit different from those on Applicant's Relationship Management
Instructions Form)





------------------------------------------------------------------------------------------------------------------------------------

                                   EXHIBIT D2
                       STANDBY LETTER OF CREDIT AGREEMENT




To:  WELLS FARGO BANK, NATIONAL ASSOCIATION


         Applicant hereby requests that you, Wells Fargo Bank, National Association ("Wells Fargo"), issue in your name one or more standby letters of credit pursuant to Applications for the issuance of such Credits and the terms and conditions of this Agreement. Each Credit will be issued at Applicant's request and for its account, and, unless otherwise specifically provided in any Loan Document, at your option. Applicant agrees that the terms and conditions in this Agreement shall apply to each Application and the Credit issued pursuant to each Application, and to transactions under each Application, each Credit and this Agreement.


         SECTION 1. DEFINITIONS. As used in this Agreement, the following terms shall have the meanings set forth after each term: "Agreement" means this
                                                          ---------
Standby Letter of Credit Agreement as it may be revised or amended from time to time. "Applicant" means collectively each person and/or entity signing this
        ---------
Agreement   as   Applicant.   "Application"   means  your  printed  form  titled
                               -----------
"Application For Standby Letter of Credit" or any other form acceptable to you on which Applicant applies for the issuance by you of a Credit and/or an application for amendment of a Credit or any combination of such applications, as the context may require. "Beneficiary" means the person or entity named on an
                             -----------
Application as the beneficiary or any transferee of such beneficiary. "Collateral" means the Property, together with the proceeds of such Property,
 ----------
securing any or all of Applicant's obligations and liabilities at any time existing under or in connection with any L/C Document and/or any Loan Document. "Commission Fee" means the fee, computed at the commission fee rate specified by
 --------------
you or specified in any Loan Document, charged by you at the time or times specified by you on the amount of each Credit and on the amount of each increase in a Credit for the time period each Credit is outstanding. "Credit" means an
                                                               ------
instrument or document titled "Irrevocable Standby Letter of Credit" or "Standby Letter of Credit", or any instrument or document whatever it is titled or whether or not it is titled functioning as a standby letter of credit, issued under or pursuant to an Application, and all renewals, extensions and amendments of such instrument or document.. "Demand" means any sight draft, electronic or
                                   ------
telegraphic transmission or other written demand drawn or made, or purported to be drawn or made, under or in connection with any Credit. "Document" means any
                                                             --------
instrument, statement, certificate or other document referred to in or related to any Credit or required by any Credit to be presented with any Demand. "Dollars" means the lawful currency at any time for the payment of public or
 -------
private debts in the United States of America.  "Event of Default"  means any of
                                                 ----------------
the events set forth in Section 13 of this Agreement..  "Expiration  Date" means
                                                         ----------------
the date any Credit expires. "Guarantor" means any person or entity guaranteeing
                              ---------
the payment and/or performance of any or all of Applicant's obligations under or in connection with any L/C Document and/or any Loan Document. "Holding Company"
                                                                ---------------
means any company or other entity directly or indirectly  controlling  you. "L/C
                                                                             ---
Document" means this Agreement, each Application,  each Credit, and each Demand.
--------
"Loan  Document" means each and any promissory  note,  loan agreement,  security
 --------------
agreement, pledge agreement, guarantee or other agreement or document executed in connection with, or relating to, any extension of credit under which any Credit is issued. "Maximum Rate" means the maximum amount of interest (as
                    -------------
defined by applicable laws), if any, permitted to be paid, taken, reserved, received, collected or charged under applicable laws, as the same may be amended or modified from time to time. "Negotiation Fee" means the fee, computed at the
                                 ---------------
negotiation fee rate specified by you or specified in any Loan Document, charged by you on the amount of each Demand paid by you or any other bank specified by you when each Demand is paid. "Payment Office" means the office specified by you
                               --------------
or specified in any Loan Document as the office where reimbursements and other payments under or in connection with any L/C Document are to be made by Applicant. "Prime Rate" means the rate of interest most recently announced
             -----------
within Wells Fargo at its principal office as its Prime Rate, with the understanding that the Prime Rate is one of Wells Fargo's base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate. "Property" means all forms of property, whether tangible or
              --------
intangible, real, personal or mixed. "Rate of Exchange" means Wells Fargo's then
                                      ----------------
current selling rate of exchange in San Francisco, California for sales of the currency of payment of any Demand, or of any fees or expenses or other amounts payable under this Agreement, for cable transfer to the country of which such currency is the legal tender. "UCP" means the Uniform Customs and Practice for
                                ---
Documentary Credits, an International Chamber of Commerce publication, or any substitution therefor or replacement thereof. "Unpaid and Undrawn Balance" means
                                               --------------------------
at any time the entire amount which has not been paid by you under all the Credits issued for Applicant's account, including, without limitation, the amount of each Demand on which you have not yet effected payment as well as the amount undrawn under all such Credits. "Wells Fargo & Company" means Wells Fargo
                                        ---------------------
& Company, a Delaware corporation.

         SECTION 2. HONORING DEMANDS AND DOCUMENTS. You may receive, accept and honor, as complying with the terms of any Credit, any Demand and any Documents accompanying such Demand, provided that such Demand and accompanying Documents appear on their face to comply substantially with the provisions of such Credit and are, or appear on their face to be, signed or issued by (a) a person or entity authorized under such Credit to draw, sign or issue such Demand and accompanying Documents, or (b) an administrator, executor, trustee in bankruptcy, debtor in possession, assignee for the benefit of creditors, liquidator, receiver or other legal representative or successor in interest by operation of law of any such person or entity.

         SECTION 3. REIMBURSEMENT FOR PAYMENT OF DEMANDS. Applicant shall reimburse you for all amounts paid by you on each Demand, including, without limitation, all such amounts paid by you to any paying, negotiating or other bank. If in connection with the issuance of any Credit, you agree to pay any other bank the amount of any payment or negotiation made by such other bank under such Credit upon your receipt of a cable, telex or other written telecommunication advising you of such payment or negotiation, or authorize any other bank to debit your account for the amount of such payment or negotiation, Applicant agrees to reimburse you for all such amounts paid by you, or debited to your account with such other bank, even if any Demand or Document specified in such Credit fails to arrive in whole or in part or if, upon the arrival of any such Demand or Document, the terms of such Credit have not been complied with or such Demand or Document does not conform to the requirements of such Credit or is not otherwise in order.

         SECTION 4. FEES AND EXPENSES. Applicant agrees to pay to you (a) all Commission Fees, Negotiation Fees, cable fees, amendment fees, non-usance fees, and cancellation fees of, and all out-of-pocket expenses incurred by, you under or in connection with any L/C Document, and (b) all fees and charges of banks or other entities other than you under or in connection with any L/C Document if any Application (i) does not indicate who will pay such fees and charges, (ii) indicates that such fees and charges are to be paid by Applicant, or (iii) indicates that such fees and charges are to be paid by the Beneficiary and the Beneficiary does not, for any reason whatsoever, pay such fees or charges. There shall be no refund of any portion of any Commission Fee in the event any Credit is used, reduced, amended, modified or terminated before its Expiration Date.

         SECTION 5. DEFAULT  INTEREST.  Unless  otherwise  specified in any Loan
Document, or on an Application and agreed to by you, all amounts to be reimbursed by Applicant to you, and all fees and expenses to be paid by Applicant to you, and all other amounts due from Applicant to you under or in connection with any L/C Documents, will bear interest (to the extent permitted by law), payable on demand, from the date you paid the amounts to be reimbursed or the date such fees, expenses and other amounts were due until such amounts are paid in full, at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) which is the lesser of (a) two percent (2%) above the Prime Rate in effect from time to time, or (b) the Maximum Rate.


         SECTION 6. TIME AND METHOD OF REIMBURSEMENT AND PAYMENT. Unless otherwise specified in this Section, in any Loan Document, or on an Application and agreed to by you, all amounts to be reimbursed by Applicant to you, all fees and expenses to be paid by Applicant to you, and all interest and other amounts due to you from Applicant under or in connection with any L/C Documents will be reimbursed or paid at the Payment Office in Dollars in immediately available funds without setoff or counterclaim (i) on demand or, (ii) at your option by your debiting any of Applicant's accounts with you, with each such debit being made without presentment, protest, demand for reimbursement or payment, notice of dishonor or any other notice whatsoever, all of which are hereby expressly waived by Applicant. Each such debit will be made at the time each Demand is paid by you or, if earlier, at the time each amount is paid by you to any paying, negotiating or other bank, or at the time each fee and expense is to be paid or any interest or other amount is due under or in connection with any L/C Documents. If any Demand or any fee, expense, interest or other amount payable under or in connection with any L/C Documents is payable in a currency other than Dollars, Applicant agrees to reimburse you for all amounts paid by you on such Demand, and/or to pay you all such fees, expenses, interest and other amounts, in one of the three following ways, as determined by you in your sole discretion in each case: (a) at such place as you shall direct, in such other currency; or (b) at the Payment Office in the Dollar equivalent of the amount of such other currency calculated at the Rate of Exchange on the date determined by you in your sole discretion; or (c) at the Payment Office in the Dollar equivalent, as determined by you (which determination shall be deemed correct absent manifest error), of such fees, expenses, interest or other amounts or of the actual cost to you of paying such Demand. Applicant assumes all political, economic and other risks of disruptions or interruptions in any currency exchange.

         SECTION 7. AGREEMENTS OF APPLICANT. Applicant agrees that (a) unless otherwise specifically provided in any Loan Document, you shall not be obligated at any time to issue any Credit for Applicant's account; (b) unless otherwise specifically provided in any Loan Document, if any Credit is issued by you for Applicant's account, you shall not be obligated to issue any further Credit for Applicant's account or to make other extensions of credit to Applicant or in any other manner to extend any financial consideration to Applicant; (c) you have not given Applicant any legal or other advice with regard to any L/C Document or Loan Document; (d) if you at any time discuss with Applicant the wording for any Credit, any such discussion will not constitute legal or other advice by you or any representation or warranty by you that any wording or Credit will satisfy Applicant's needs; (e) Applicant is responsible for the wording of each Credit, including, without limitation, any drawing conditions, and will not rely on you in any way in connection with the wording of any Credit or the structuring of any transaction related to any Credit; (f) Applicant, and not you, is responsible for entering into the contracts relating to the Credits between Applicant and the Beneficiaries and for causing Credits to be issued; (g) you may, as you deem appropriate, modify or alter and use in any Credit the terminology contained on the Application for such Credit; (h) unless the Application for a Credit specifies whether the Documents to be presented with a Demand under such Credit must be sent to you in one parcel or in two parcels or may be sent to you in any number of parcels, you may, if you so desire, make such determination and specify in the Credit whether such Documents must be sent in one parcel or two parcels or may be sent in any number of parcels; (i) you shall not be deemed Applicant's agent or the agent of any Beneficiary or any other user of any Credit, and neither Applicant, nor any Beneficiary nor any other user of any Credit shall be deemed your agent; (j) Applicant will promptly examine all Documents and each Credit if and when they are delivered to Applicant and, in the event of any claim of noncompliance of any Documents or any Credit with Applicant's instructions or any Application, or in the event of any other irregularity, Applicant will promptly notify you in writing of such noncompliance or irregularity; (k) all directions and correspondence relating to any L/C Document are to be sent at Applicant's risk; (l) if any Credit has a provision concerning the automatic extension of its Expiration Date, you may, at your sole option, give notice of nonrenewal of such Credit and if Applicant does not at any time want such Credit to be renewed Applicant will so notify you at least fifteen (15) calendar days before you are to notify the Beneficiary of such Credit or any advising bank of such nonrenewal pursuant to the terms of such Credit; (m) Applicant will not seek to obtain, apply for, or acquiesce in any temporary or permanent restraining order, preliminary or permanent injunction, permanent injunction or any other pretrial or permanent injunctive or similar relief, restraining, prohibiting or enjoining you, any of your correspondents or any advising, confirming, negotiating, paying or other bank from paying or negotiating any Demand or honoring any other obligation under or in connection with any Credit; and (n) except for Applicant's obligations specifically affected by the actions referred to in subsection (vi) of this
Section 7(n), Applicant's obligations under or in connection with each L/C Document and Loan Document shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of each such L/C
Document and Loan Document under all circumstances whatsoever, including, without limitation, the following circumstances, the circumstances listed in
Section  12(b)  through  (dd)  of  this  Agreement,   and  any  other  event  or
circumstance similar to such circumstances: (A) any lack of validity or enforceability of any L/C Document, any Loan Document, any Document or any agreement relating to any of the foregoing; (B) any amendment of or waiver relating to, or any consent to or departure from, any L/C Document, any Loan Document or any Document; (C) any release or substitution at any time of any Property held as Collateral; (D) your failure to deliver to Applicant any Document you have received with a drawing under a Credit because doing so would, or is likely to, violate any law, rule or regulation of any government authority; (E) the existence of any claim, set-off, defense or other right which Applicant may have at any time against you or any Beneficiary (or any person or entity for whom any Beneficiary may be acting) or any other person or entity, whether under or in connection with any L/C Document, any Loan Document, any Document or any Property referred to in or related to any of the foregoing or under or in connection with any unrelated transaction; (F) any breach of contract or other dispute between or among any two or more of you, Applicant, any Beneficiary, any transferee of any Beneficiary, any person or entity for whom any Beneficiary or any transferee of any Beneficiary may be acting, or any other person or entity; or (G) any delay, extension of time, renewal, compromise or other indulgence granted or agreed to by you with or without notice to
Applicant, or Applicant's approval, in respect of any of Applicant's indebtedness or other obligations to you under or in connection with any L/C Document or any Loan Document.

         SECTION 8. COMPLIANCE WITH LAWS AND REGULATIONS. Applicant represents and warrants to you that no Application, Credit or transaction under any
Application and/or Credit will contravene any law or regulation of the government of the United States or any state thereof. Applicant agrees (a) to comply with all federal, state and foreign exchange regulations and other government laws and regulations now or hereafter applicable to any L/C Document, to any payments under or in connection with any L/C Document, to each transaction under or in connection with any L/C Document, or to the import, export, shipping or financing of the Property referred to in or shipped under or in connection with any Credit, and (b) to reimburse you for such amounts as you may be required to expend as a result of such laws or regulations, or any change therein or in the interpretation thereof by any court or administrative or
government   authority   charged  with  the   administration  of  such  laws  or
regulations.


         SECTION 9. TAXES, RESERVES AND CAPITAL ADEQUACY REQUIREMENTS. In addition to, and notwithstanding any other provision of any L/C Document or any Loan Document, in the event that any law, treaty, rule, regulation, guideline, request, order, directive or determination (whether or not having the force of law) of or from any government authority, including, without limitation, any court, central bank or government regulatory authority, or any change therein or in the interpretation or application thereof, (a) does or shall subject you to any tax of any kind whatsoever with respect to the L/C Documents, or change the basis of taxation of payments to you of any amount payable thereunder (except for changes in the rate of tax on your net income); (b) does or shall impose, modify or hold applicable any reserve, special deposit, assessment, compulsory loan, Federal Deposit Insurance Corporation insurance or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances or loans by, other credit extended by or any other acquisition of funds by, any of your offices; (c) does or shall impose, modify or hold applicable any capital adequacy requirements (whether or not having the force of law); or (d) does or shall impose on you any other condition; and the result of any of the foregoing is (i) to increase the cost to you of issuing or maintaining any Credit or of performing any transaction under any L/C Document, (ii) to reduce any amount receivable by you under any L/C Document, or (iii) to reduce the rate of return on your capital or the capital of the Holding Company to a level below that which you or the Holding Company could have achieved but for any imposition, modification or application of any capital adequacy requirement (taking into consideration your policy and the policy of the Holding Company, as the case may be, with respect to capital adequacy), and any such increase or reduction is material (as determined by you or the Holding Company, as the case may be, in your or the Holding Company's sole discretion); then, in any such case, Applicant agrees to pay to you or the Holding Company, as the case may be, such amount or amounts as may be necessary to compensate you or the Holding Company for (A) any such additional cost, (B) any reduction in the amount received by you under any L/C Document, or (C) to the extent allocable (as determined by you or the Holding Company, as the case may be, in your or the Holding Company's sole discretion) to any L/C Document, any reduction in the rate of return on yourcapital or the capital of the Holding Company.

         SECTION 10. COLLATERAL. In addition to, and not in substitution for, any Property delivered, conveyed, transferred or assigned to you under any Loan Document as security for any or all of Applicant's obligations and liabilities to you at any time existing under or in connection with any L/C Document or any Loan Document, Applicant grants to you a security interest in and to the following Collateral, whether or not any such Collateral is in your possession or control or the possession or control of your agents or correspondents or in transit to, or set apart for, you or your agents or correspondents, until such time as all Applicant's obligations and liabilities to you at any time existing under or in connection with each L/C Document and each Loan Document have been fully paid and discharged, all as security for such obligations and liabilities,
(a) all Applicant's property, claims, demands, right, title and interest in and to the balance of each of Applicant's deposit accounts with you now or at any time hereafter existing, and all evidences of such deposit accounts, (b) all Property belonging to Applicant or in which it may have an interest, now or at any time hereafter delivered, conveyed, transferred, assigned, pledged or paid to you or your agents or correspondents in any manner whatsoever, whether as security or for safekeeping or otherwise, including, without limitation, any items received for collection or transmission, and the proceeds of such items, whether or not such Property is in whole or in part released to Applicant on trust or bailee receipt or otherwise, and (c) where Applicant is more than one person or entity, all right, title and interest of each of Applicants in and to all the Property which any of Applicants may now or hereafter obtain as security for the obligations of any one or more of Applicants to one or more of the others of Applicants arising under or in connection with the transaction to which any Credit relates. Further, in addition to, and not in substitution for, any Property delivered, conveyed, transferred or assigned to you under any Loan Document as security for any or all of Applicant's obligations and liabilities to you at any time existing under or in connection with any L/C Document or any Loan Document, Applicant agrees to deliver, convey, transfer and assign to you on demand, as security, Property of a value and character satisfactory to you,
(i) if you at any time feel insecure about Applicant's ability or willingness to repay any amounts which you have paid or may pay in the future on any Demand or in honoring any other of your obligations under or in connection with any Credit, or (ii) without limiting the generality of the foregoing, if any temporary or permanent restraining order, preliminary or permanent injunction, or any other pretrial or permanent injunctive or similar relief is obtained restraining, prohibiting or enjoining you, any of your correspondents, or any advising, confirming, negotiating, paying or other bank from paying or negotiating any Demand or honoring any other obligation under or in connection with any Credit. Applicant agrees that the receipt by you or any of your agents or correspondents at any time of any kind of security, including, without limitation, cash, shall not be deemed a waiver of any of your rights or powers under this Agreement. Applicant agrees to sign and deliver to you on demand, all such deeds of trust, security agreements, financing statements and other documents as you shall at any time request which are necessary or desirable (in your sole opinion) to grant to you an effective and perfected security interest in and to any or all of the Collateral. Applicant agrees to pay all filing and recording fees related to the perfection of any security interest granted to you in accordance with this Section. Applicant hereby agrees that any or all of the Collateral may be held and disposed of as provided in this Agreement by you. Upon any transfer, sale, delivery, surrender or endorsement of any Document or Property which is or was part of the Collateral, Applicant will indemnify and hold you and your agents and correspondents harmless from and against each and every claim, demand, action or suit which may arise against you or any of your agents or correspondents by reason of such transfer, sale, delivery, surrender or endorsement.

         SECTION 11. INDEMNIFICATION. Except to the extent caused by your lack of good faith, and notwithstanding any other provision of this Agreement, Applicant agrees to reimburse and indemnify you for (a) all amounts paid by you to any Beneficiary under or in connection with any guarantee or similar undertaking issued by such Beneficiary to a third party at Applicant's request, whether such request is communicated directly by Applicant or through you to such Beneficiary; and (b) all damages, losses, liabilities, actions, claims, suits, penalties, judgments, obligations, costs or expenses, of any kind whatsoever and howsoever caused, including, without limitation, attorneys' fees and interest, paid, suffered or incurred by, or imposed upon, you directly or indirectly arising out of or in connection with (i) any L/C Document, any Loan Document, any Document or any Property referred to in or related to any Credit;
(ii) Applicant's failure to comply with any of its obligations under this Agreement; (iii) the issuance of any Credit; (iv) the transfer of any Credit;
(v) any guarantee or similar undertaking, or any transactions thereunder, issued by any Beneficiary to a third party at Applicant's request, whether such request is communicated directly by Applicant or through you to such Beneficiary; (vi) any communication made by you, on Applicant's instructions, to any Beneficiary requesting that such Beneficiary issue a guarantee or similar undertaking to a third party or the issuance of any such guarantee or similar undertaking; (vii) the collection of any amounts Applicant owes to you under or in connection with any L/C Document or any Loan Document; (viii) the foreclosure against, or other enforcement of, any Collateral; (ix) the protection, exercise or enforcement of your rights and remedies under or in connection with any L/C Document or any Loan Document; (x) any court decrees or orders, including, without limitation, temporary or permanent restraining orders, preliminary or permanent injunctions, or any other pretrial or permanent injunctive or similar relief, restraining, prohibiting or enjoining or seeking to restrain, prohibit or enjoin you, any of your correspondents or any advising, confirming, negotiating, paying or other bank from paying or negotiating any Demand or honoring any other obligation under or in connection with any Credit; or (xi) any Credit being governed by laws or rules other than the UCP in effect on the date such Credit is issued. The indemnity provided in this Section will survive the termination of this Agreement and the expiration or cancellation of any or all the Credits.

         SECTION  12.  LIMITATION  OF  LIABILITY.   Notwithstanding   any  other
provision   of  this   Agreement,   neither  you  nor  any  of  your  agents  or
correspondents will have any liability to Applicant for any action, neglect or omission, if done in good faith, under or in connection with any L/C Document, Loan Document or Credit, including, without limitation, the issuance or any amendment of any Credit, the failure to issue or amend any Credit, or the honoring or dishonoring of any Demand under any Credit, and such good faith action, neglect or omission will bind Applicant. Notwithstanding any other provision of any L/C Document, in no event shall you or your officers or directors be liable or responsible, regardless of whether any claim is based on contract or tort, for (a) any special, consequential, indirect or incidental damages, including, without limitation, lost profits, arising out of or in connection with the issuance of any Credit or any action taken or not taken by you in connection with any L/C Document, any Loan Document, or any Document or Property referred to in or related to any Credit; (b) the honoring of any Demand in accordance with any order or directive of any court or government or regulatory body or entity requiring such honor despite any temporary restraining order, restraining order, preliminary injunction, permanent injunction or any type of pretrial or permanent injunctive relief or any similar relief, however named, restraining, prohibiting or enjoining such honor; (c) the dishonoring of any Demand in accordance with any legal or other restriction in force at the time and in the place of presentment or payment; (d) verifying the existence or reasonableness of any act or condition referenced, or any statement made, in connection with any drawing or presentment under any Credit; (e) the use which may be made of any Credit; (f) the validity of any purported transfer of any Credit or the identity of any purported transferee of any Beneficiary; (g) any acts or omissions of any Beneficiary or any other user of any Credit; (h) the form, validity, sufficiency, correctness, genuineness or legal effect of any

Demand or any Document, or of any signatures or endorsements on any Demand or Document, even if any Demand or any Document should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (i) payment by you of any Demand when the Demand and any accompanying Documents appear on their face to comply substantially with the terms of the Credit to which they relate or dishonor by you of any Demand when the Demand and any accompanying Documents do not strictly comply on their face with the terms of the Credit to which they relate; (j) the failure of any Demand or Document to bear any reference or adequate reference to the Credit to which it relates; (k) the failure of any Document to accompany any Demand; (l) the failure of any person or entity to note the amount of any Demand on the Credit to which it relates or on any Document; (m) the failure of any person or entity to surrender or take up any Credit; (n) the failure of any Beneficiary to comply with the terms of any Credit or to meet the obligations of such Beneficiary to Applicant; (o) the failure of any person or entity to send or forward Documents if and as required by the terms of any Credit; (p) any errors, inaccuracies, omissions, interruptions or delays in transmission or delivery of any messages, directions or correspondence by mail, cable, telegraph, wireless or otherwise, whether or not they are in cipher; (q) any notice of nonrenewal of a Credit sent by you not being received on time or at any time by the Beneficiary of such Credit; (r) any inaccuracies in the translation of any messages, directions or correspondence;
(s) any Beneficiary's use of the proceeds of any Demand; (t) any Beneficiary's failure to repay to you or Applicant the proceeds of any Demand if the terms of any Credit require such repayment; or (u) any act, error, neglect, default, negligence, gross negligence, omission, willful misconduct, lack of good faith, insolvency or failure in business of any of your agents or correspondents or of any advising, confirming, negotiating, paying or other bank. The occurrence of any one or more of the contingencies referred to in the preceding sentence shall not affect, impair or prevent the vesting of your rights or powers under this Agreement or any Loan Document or Applicant's obligation to make reimbursement or payment to you under this Agreement or any Loan Document. The provisions of this Section will survive the termination of this Agreement and any Loan Documents and the expiration or cancellation of any or all the Credits.

         SECTION 13. EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement: (a) Applicant's or any Guarantor's failure to pay any principal, interest, fee or other amount when due under or in connection with any L/C Document or any Loan Document; (b) Applicant's failure to deliver to you Property of a value and character satisfactory to you at any time you have demanded security from Applicant pursuant to Section 10 of this Agreement; (c) the occurrence and continuance of any default or defined event of default under any Loan Document or any other agreement, document or instrument signed or made by Applicant or any Guarantor in your favor; (d) Applicant's or any Guarantor's failure to perform or observe any term, covenant or agreement contained in this Agreement or any Loan Document (other than those referred to in subsections (a), (b) and (c) of this Section, or the breach of any other obligation owed by Applicant or any Guarantor to you, and any such failure or breach shall be impossible to remedy or shall remain unremedied for thirty (30) calendar days after such failure or breach occurs; (e) any representation, warranty or certification made or furnished by Applicant or any Guarantor under or in connection with any L/C Document, any Loan Document or any Collateral, or as an inducement to you to enter into any L/C Document or Loan Document or to accept any Collateral, shall be materially false, incorrect or incomplete when made; (f) any material provision of this Agreement or any Loan Document shall at any time for any reason cease to be valid and binding on Applicant or any Guarantor or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by Applicant, any Guarantor or any government agency or authority, or Applicant or any Guarantor shall deny that it has any or further liability or obligation under this Agreement or any Loan Document; (g) Applicant's or any Guarantor's failure to pay or perform when due any indebtedness or other obligation Applicant or such Guarantor has to any person or entity other than you if such failure gives the payee of such indebtedness or the beneficiary of the performance of such obligation the right to accelerate the time of payment of such indebtedness or the performance of such obligation; (h) any guarantee of, or any security covering, any of Applicant's indebtedness to you arising under or in connection with any L/C Document or any Loan Document fails to be in full force and effect at any time;

(i) any material adverse change in Applicant's or any Guarantor's financial condition; (j) Applicant or any Guarantor suspends the transaction of its usual business or is expelled or suspended from any exchange; (k) Applicant or any Guarantor dies or is incapacitated; (l) Applicant or any Guarantor dissolves or liquidates; (m) Applicant or any Guarantor is not generally paying its debts as they become due; (n) Applicant or any Guarantor becomes insolvent, however such insolvency may be evidenced, or Applicant or any Guarantor makes any general assignment for the benefit of creditors; (o) a petition is filed by or against Applicant or any Guarantor seeking Applicant's or such Guarantor's liquidation or reorganization under the Bankruptcy Reform Act, Title 11 of the United States Code, as amended or recodified from time to time, or a similar action is brought by or against Applicant or any Guarantor under any federal, state or foreign law; (p) a proceeding is instituted by or against Applicant or any Guarantor for any relief under any bankruptcy, insolvency or other law relating to the relief of debtors, reorganization, readjustment or extension of indebtedness or composition with creditors; (q) a custodian or a receiver is appointed for, or a writ or order of attachment, execution or garnishment is issued, levied or made against, any of Applicant's or any Guarantor's Property or assets; (r) an application is made by any of Applicant's or any Guarantor's judgment creditors for an order directing you to pay over money or to deliver other of Applicant's or such Guarantor's Property; or (s) any government authority or any court takes possession of any substantial part of Applicant's or any Guarantor's Property or assets or assumes control over Applicant's or any Guarantor's affairs.

         SECTION 14. REMEDIES. Upon the occurrence and continuance of any Event of Default all amounts paid by you on any Demand which have not previously been repaid to you, together with all interest on such amounts, and the Unpaid and Undrawn Balance, if any, shall automatically be owing by Applicant to you and shall be due and payable by Applicant on demand without presentment or any other notice of any kind, including, without limitation, notice of nonperformance, notice of protest, protest, notice of dishonor, notice of intention to accelerate, or notice of acceleration, all of which are expressly waived by Applicant. Upon payment of the Unpaid and Undrawn Balance to you Applicant shall have no further legal or equitable interest therein, and you will not be required to segregate on your books or records the Unpaid and Undrawn Balance paid by Applicant. After you receive the Unpaid and Undrawn Balance, you agree to pay to Applicant, upon termination of all of your liability under all the Credits and Demands, a sum equal to the amount which has not been drawn under all the Credits less all amounts due and owing to you from Applicant under or in connection with the L/C Documents and the Loan Documents. Further, upon the occurrence and continuance of any Event of Default, you may sell immediately, without demand for payment, advertisement or notice to Applicant, all of which are hereby expressly waived, any and all Collateral, received or to be received, at private sale or public auction or at brokers' board or upon any exchange or otherwise, at your option, in such parcel or parcels, at such times and places, for such prices and upon such terms and conditions as you may deem proper, and you may apply the net proceeds of each sale, together with any sums due from you to Applicant, to the payment of any and all obligations and liabilities due from Applicant to you under or in connection with the L/C Documents and the Loan Documents, all without prejudice to your rights against Applicant with respect to any and all such obligations and liabilities which may be or remain unpaid. If any such sale be at brokers' board or at public auction or upon any exchange, you may yourself be a purchaser at such sale free from any right of redemption, which Applicant hereby expressly waive and release. All your rights and remedies existing under the L/C Documents and the Loan Documents are in addition to, and not exclusive of, any rights or remedies otherwise available to you under applicable law. In addition to any rights now or hereafter granted under applicable law, and not by way of limitation of any such rights, upon the occurrence and continuance of any Event of Default, Applicant hereby authorizes you at any time or from time to time, without notice to Applicant or to any other person (any such notice being hereby expressly waived by Applicant) and to the extent permitted by law, to appropriate and to apply any and all Applicant's deposits (general or special, including, without limitation, indebtedness evidenced by certificates of deposit) with you or elsewhere, whether matured or unmatured, and any other indebtedness at any time held or owing by you to or for Applicant's credit or its account, against and on account of Applicant's obligations and liabilities to you under or in connection with any of the L/C Documents or the Loan Documents, irrespective of whether or not you shall have made any demand for payment of any or all such obligations and liabilities or declared any or all such obligations and liabilities to be due and payable, and although any or all such obligations and liabilities shall be contingent or unmatured.

         SECTION 15. WAIVERS. No delay, extension of time, renewal, compromise or other indulgence which may occur or be granted by you under any L/C Document or any Loan Document shall impair your rights or powers under this Agreement or any Application. You shall not be deemed to have waived any of your rights under this Agreement or any Application unless such waiver is in writing signed by your authorized representative. No such waiver, unless expressly provided therein, shall be effective as to any transactions which occur subsequent to the date of such waiver or as to the continuance of any Event of Default after such waiver. No amendment or modification of this Agreement shall be effective unless it is in writing signed by Applicant's and your authorized representative(s).

         SECTION 16. AMENDMENTS AND MODIFICATIONS TO CREDITS. At Applicant's verbal or written request, or with Applicant's verbal or written consent, and without extinguishing or otherwise affecting Applicant's obligations under this Agreement or any Loan Document, you may with respect to any Credit, in writing or by any other action, but you will not be obligated to, (a) increase the amount of such Credit, (b) extend the time for, and amend or modify the terms and conditions governing, the making and honoring of any Demand or Document or any other terms and conditions of such Credit, or (c) waive the failure of any Demand or Document to comply with the terms of such Credit, and any Collateral pledged or granted to you in connection with such Credit will secure Applicant's obligations to you with respect to such Credit as amended, modified or waived. No amendment to, or modification of, the terms of any Credit will become effective if the Beneficiary of such Credit or any confirming bank objects to such amendment or modification. If any Credit is amended or modified in accordance with this Section, Applicant shall be bound by, and obligated under, the provisions of this Agreement with respect to such Credit as so amended or modified, and any action taken by you or any advising, confirming, negotiating, paying or other bank in accordance with such amendment or modification.

         SECTION 17.  SUCCESSORS  AND ASSIGNS.  The terms and conditions of this
Agreement and each Application shall bind Applicant's heirs, executors, administrators, successors and assigns, and all rights, benefits and privileges conferred on you under or in connection with each L/C Document and each Loan Document shall be and hereby are extended to, conferred upon and may be enforced by your successors and assigns. Applicant will not assign this Agreement or Applicant's obligations or liabilities to you under or in connection with any L/C Document or Loan Document to any person or entity without your prior written approval.

         SECTION 18. GOVERNING LAW. This Agreement and each Application, and Applicant's and your performance under this Agreement and each Application, shall be governed by and be construed in accordance with the laws of the State of California. Unless you otherwise specifically agree in writing, each Credit, the opening of each Credit, the performance by you under each Credit, and the performance by the Beneficiary and any advising, confirming, negotiating, paying or other bank under each Credit, shall be governed by and be construed in accordance with the UCP in force on the date of the issuance of each Credit. In the event that any Credit issued pursuant to this Agreement states that it is governed by the laws of a jurisdiction other than the State of California, then your performance under such Credit shall be governed.

         SECTION 19. JURISDICTION AND SERVICE OF PROCESS. Any suit, action or proceeding against Applicant under or with respect to any L/C Document may, at your sole option, be brought in (a) the courts of the State of California, (b) the United States District Courts in California, (c) the courts of Applicant's jurisdiction of incorporation or principal office, or (d) the courts of the jurisdiction where any Beneficiary, any advising, confirming, negotiating, paying or other bank, or any other person or entity has brought any suit, action or proceeding against you with respect to any Credit or any Demand, and Applicant hereby submits to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action, proceeding or judgment and waives any other preferential jurisdiction by reason of domicile. Applicant will accept joinder in any suit, action or proceeding brought in any court or jurisdiction against you by any Beneficiary, any advising, confirming, negotiating, paying or other bank or any other person or entity with respect to any Credit or any Demand. Applicant irrevocably waives trial by jury and any objection, including, without limitation, any objection of the laying of venue or any objection based on the grounds of forum non conveniens, which Applicant may now or hereafter have to the bringing of any such action or proceeding. Applicant further waives any right to transfer or change the venue of any suit, action or proceeding brought against Applicant by you under or in connection with any L/C Document. Applicant irrevocably consents to the service of process in any action or proceeding in any court by the mailing of copies thereof by registered or certified mail, postage prepaid, to Applicant at its address specified next to its signature on this Agreement or at such other address as Applicant shall have notified to you in writing, such service to be effective ten (10) days after such mailing.

         SECTION 20. JOINT APPLICANTS. If this Agreement is signed by more than one person and/or entity as an Applicant, this Agreement and the Applications shall be the joint and several agreement of all such persons and/or entities and that all references to "Applicant" or "Applicant's" in this Agreement and the Applications shall refer to all such persons and/or entities jointly and severally.

         SECTION 21. SEVERABILITY. Any provision of any L/C Document which is prohibited or unenforceable in any jurisdiction shall be, only as to such jurisdiction, ineffective to the extent of such prohibition or unenforceability, but all the remaining provisions of such L/C Document and all the other L/C Documents shall remain valid.

         SECTION 22. HEADINGS. The headings used in this Agreement are for convenience of reference only and shall not define or limit the provisions of this Agreement.

         SECTION  23.  CREDIT   AGREEMENT.   This   Agreement  and  any  related
Application have been entered into pursuant to the Secured Credit Agreement dated August 14, 2003, among Applicant, as Borrower, Wells Fargo, as Agent, and other financial institutions (the "Credit Agreement"). For so long as the Credit Agreement remains in effect, the provisions of Sections 4, 5, 6, 9, 10, 13, 14, and 15 of this Agreement shall not be effective. In the event that the Credit Agreement is terminated and any Credit remains outstanding, then the provisions of Sections 4, 5, 6, 9, 10, 13, 14, and 15 hereof shall thereafter apply to all outstanding Credits until the obligations of the Applicant thereunder have been satisfied in full.

     ADDITIONAL PROVISIONS APPLICABLE IF THE APPLICANT IS LOCATED IN OREGON
     ----------------------------------------------------------------------

         Section Oregon 1. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY A LENDER AFTER OCTOBER 3, 1989 CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY THE LENDER TO BE ENFORCEABLE.

   ADDITIONAL PROVISIONS APPLICABLE IF THE APPLICANT IS LOCATED IN WASHINGTON
   --------------------------------------------------------------------------

         Section Washington 1. ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

    ADDITIONAL PROVISIONS APPLICABLE IF THE APPLICANT IS LOCATED IN NEBRASKA
    ------------------------------------------------------------------------

         Section Nebraska 1. ENFORCEABILITY OF WRITTEN TERMS ONLY. A CREDIT AGREEMENT MUST BE IN WRITING TO BE ENFORCEABLE UNDER NEBRASKA LAW. TO PROTECT THE PARTIES FROM ANY MISUNDERSTANDINGS OR DISAPPOINTMENTS, ANY CONTRACT, PROMISE, UNDERTAKING OR OFFER TO FOREBEAR REPAYMENT OF MONEY OR TO MAKE ANY OTHER FINANCIAL ACCOMMODATION IN CONNECTION WITH THIS LOAN OF MONEY OR GRANT OR EXTENSION OF CREDIT, OR ANY AMENDMENT OF, CANCELLATION OF, WAIVER OF, OR SUBSTITUTION FOR ANY OR ALL OF THE TERMS OR PROVISIONS OF ANY INSTRUMENT OR DOCUMENT EXECUTED IN CONNECTION WITH THIS LOAN OF MONEY OR GRANT OR EXTENSION OF CREDIT, MUST BE IN WRITING TO BE EFFECTIVE.

      ADDITIONAL PROVISIONS APPLICABLE IF THE APPLICANT IS LOCATED IN IOWA
      --------------------------------------------------------------------

         Section Iowa 1. IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT MAY BE LEGALLY ENFORCED. YOU MAY CHANGE THE TERMS OF THIS AGREEMENT ONLY BY ANOTHER WRITTEN AGREEMENT.

      ADDITIONAL PROVISIONS APPLICABLE IF APPLICANT IS LOCATED IN MISSOURI
      --------------------------------------------------------------------

         ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (LENDERS AND AGENT) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENT WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

         Section Iowa 2. By signing this Agreement, Applicant acknowledges receipt of a copy of this Agreement.




         This Agreement is signed by Applicant's duly authorized  representative or representatives on the date specified below.




                 ------------------------------------------------                -------------------------------------------------
                               [Applicant's Name]                                               [Applicant's Name]

            By:                                                             By:
                 ------------------------------------------------                -------------------------------------------------

         Title:                                                          Title:
                 ------------------------------------------------                -------------------------------------------------


                 ------------------------------------------------                -------------------------------------------------
                                    Signature                                                       Signature

       Address:                                                        Address:
                 ------------------------------------------------                -------------------------------------------------

                 ------------------------------------------------                -------------------------------------------------

                 ------------------------------------------------                -------------------------------------------------

          Date:                                                           Date:
                 ------------------------------------------------                -------------------------------------------------


                                    EXHIBIT E


                                    GUARANTY


                                                       -------------, ----------


                                                                 August 14, 2003


         This Guaranty is made as of the above date by the undersigned, The San Francisco Company, a Delaware corporation, in favor of Wells Fargo Bank, National Association, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below.


                                    RECITALS



         First Banks, Inc. (the "Borrower"), the Agent and certain financial institutions have executed a secured credit agreement dated as of August 14, 2003, (the "Secured Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $60,000,000 to the Borrower and pursuant to which the Agent has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of the Borrower.

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

         12. This Guaranty shall be effective upon delivery to the Agent, without further act, condition or acceptance by the Agent, shall be binding upon the undersigned and the successors and assigns of the undersigned and shall inure to the benefit of the Agent and the Lenders and their respective participants, successors and assigns. Any invalidity or unenforceability of any provision or application of this Guaranty shall not affect other lawful provisions and application hereof, and to this end the provisions of this Guaranty are declared to be severable. This Guaranty may not be waived, modified, amended, terminated, released or otherwise changed except by a writing signed by the undersigned and the Agent. This Guaranty shall be governed by the laws of the State of Missouri. The undersigned waives notice of the Agent's acceptance hereof and waives the right to a trial by jury in any action based on or pertaining to this Guaranty.

         In witness whereof, the undersigned has executed this Guaranty as of the day and year first above written.



                                          THE SAN FRANCISCO COMPANY



                                          By
                                             -----------------------------------
                                              Its
                                                  ------------------------------

                                    EXHIBIT F


                    SAN FRANCISCO COMPANY SECURITY AGREEMENT

         This Agreement is made as of this 14th day of August, 2003, by and between THE SAN FRANCISCO COMPANY, a Delaware Corporation ("Debtor") and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as Agent for the "Lenders" pursuant to the Secured Credit Agreement described below ("Secured Party").


                                    RECITALS



         First Banks, Inc. (the "Borrower"), Secured Party and certain financial institutions have executed a secured credit agreement dated as of August 14, 2003, (the "Credit Agreement"), pursuant to which such financial institutions (the "Lenders") have agreed to lend up to $60,000,000 to Borrower and pursuant to which Secured Party has agreed to issue up to $20,000,000 in face amount of standby letters of credit for the account of Borrower.

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

         5. Secured Party's Duties. Secured Party's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if Secured Party exercises reasonable care in physically safekeeping such Collateral, or in the case of Collateral in the custody or possession of a securities intermediary or other third person, exercises reasonable care in the selection of the securities intermediary or other third person and Secured Party need not otherwise preserve, protect, insure or care for any Collateral. Secured Party shall not be obligated to preserve any rights Debtor may have against prior parties, to exercise at all or in any particular manner any voting rights which may be available with respect to any Collateral, to realize on the Collateral at all or in any particular manner or order, or to apply any cash proceeds of Collateral in any particular order of application. Regardless of the manner in which Secured Party chooses to exercise control over Collateral (whether by possession, by agreement with an issuer or Securities Intermediary, by transferring security entitlements into its own account, or otherwise), Secured Party shall not be deemed to be under any obligation to Debtor, whether as fiduciary, trustee, agent or otherwise, except the duty of good faith, the duties specifically imposed upon Secured Party by this Agreement, and the duties imposed upon it as a secured party by Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Missouri.

         6. Miscellaneous. Any disposition of Collateral in the manner provided in Section 4 shall be deemed commercially reasonable. This Agreement can be waived, modified, amended, terminated or discharged, and the Security Interest can be released, only explicitly in a writing signed by Secured Party. A waiver signed by Secured Party shall be effective only in the specific instance and for the specific purpose given. Mere delay or failure to act shall not preclude the exercise or enforcement of any of Secured Party's rights or remedies. All rights and remedies of Secured Party shall be cumulative and may be exercised singularly or concurrently, at Secured Party's option, and the exercise or enforcement of any one such right or remedy shall neither be a condition to nor bar the exercise or enforcement of any other. All notices to be given to Debtor shall be deemed sufficiently given if delivered or mailed by registered or certified mail, postage prepaid, to Debtor at the address set forth following its signature on the signature page of this Agreement or at the most recent address shown on Secured Party's records. Debtor will reimburse Secured Party for all expenses (including reasonable attorneys' fees and legal expenses) incurred by Secured Party in the protection, defense or enforcement of the Security Interest, including expenses incurred in any litigation or bankruptcy or insolvency proceedings. This Agreement shall be binding upon and inure to the benefit of Debtor and Secured Party and their successors and assigns and shall take effect when signed by Debtor and delivered to Secured Party, and Debtor waives notice of Secured Party's acceptance hereof. This Agreement shall be governed by the internal laws of Missouri and, unless the context otherwise requires, all terms used herein which are defined in Articles 1, 8 and 9 of the Uniform Commercial Code, as in effect in Missouri, shall have the meanings therein stated. If any provision or application of this Agreement is held unlawful or unenforceable in any respect, such illegality or unenforceability shall not affect other provisions or applications which can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had never been contained herein or prescribed hereby. All representations and warranties contained in this Agreement shall survive the execution, delivery and performance of this Agreement and the creation and payment of the Obligations.

         IN WITNESS WHEREOF, Debtor has executed this Agreement as of the day first above written.


                                        THE SAN FRANCISCO COMPANY


Address:




                                        By
--------------------------------          --------------------------------------
                                           Its
--------------------------------              ----------------------------------

--------------------------------

                                    EXHIBIT G


                                      NOTE


$_________________                                           St. Louis, Missouri
                                                                 August 19, 2003

         For value received, the undersigned FIRST BANKS, INC., a Missouri corporation (the "Borrower"), hereby promises to pay on the Revolving Credit
Termination Date (as defined in the Credit Agreement, defined below), to the order of _____________, a _____________ (the "Lender"), at the office of Wells Fargo Bank, National Association, as agent (the "Agent") at Sixth Street and Marquette Avenue, Minneapolis, Minnesota, or at any other place designated at any time in accordance with the Credit Agreement, in lawful money of the United States of America and in immediately available funds, the principal sum of _______________ Dollars ($______________) or, if less, the aggregate unpaid principal amount of all Advances made by the Lender to the Borrower under the Credit Agreement together with interest on the principal amount hereunder remaining unpaid from time to time (the "Principal Balance"), computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate determined from time to time under the Credit Agreement of even date herewith (as amended, supplemented or restated from time to time, the "Credit Agreement") by and among the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Agent for the Lenders thereunder. This Note may be prepaid only in accordance with the Credit Agreement.

         This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is a "Note" referred to in the Credit Agreement.

         This Note is secured, among other things, pursuant to the several security agreements delivered pursuant to the Credit Agreement, and may now or hereafter be secured by one or more other security agreements or other instruments or agreements.

         The Borrower hereby agrees to pay all costs of collection, including reasonable attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

         Presentment or other demand for payment, notice of dishonor and protest are expressly waived.


                                          FIRST BANKS, INC.




                                          By ___________________________________


                                             Its _______________________________

                                    EXHIBIT H


                             PERMISSIBLE SECURITIES



The following qualify as "Permissible Securities:"


                                                            Valuation Percentage
                                                            --------------------


A. Cash                                                             100%


B. (x) Negotiable debt obligations issued by the U.S. Treasury Department or the Government National Mortgage Association ("Ginnie Mae"), or (y) mortgage-backed securities issued by Ginnie Mae (but with respect to either (x) or (y) excluding interest only or principal only stripped securities, securities representing residual interests in mortgage pools, and securities that are not listed on a national securities exchange or regularly quoted in a national quotation service) and in each case having a remaining maturity of:


         (i)    less than one year                                  100%


         (ii)   one year or greater but less than 10 years           98%


         (iii)  ten years or longer                                  95%


C. (x) Negotiable debt obligations issued by the Federal Home Loan Mortgage Association ("Freddie Mac") or (y) mortgage-backed securities issued by Freddie Mac but excluding interest only or principal only stripped securities, securities representing residual interests in mortgage pools, and securities that are not listed on a national securities exchange or regularly quoted in a
national quotation service.                                          95%

                                    EXHIBIT I
                         Notice of Permitted Acquisition

         This Notice is being submitted on this ___ day of ________, 200__, pursuant to Section 5.10 of the Secured Credit Agreement dated as of August
(DATE), 2003 (the "Credit  Agreement"),  by and among Wells Fargo Bank, National
 ----
Association (the "Agent"), the Lenders that are parties thereto, and First Banks, Inc., as Borrower. Capitalized terms used but not defined herein shall have the meanings set forth in the Credit Agreement.

         The undersigned officer of the Borrower hereby notifies the Lenders that [the Borrower] [_________ (name of Subsidiary)] has entered into an agreement to purchase [______% of the voting common stock] [all of the assets of the business] [all of the assets of the ____ branch(s)] of __________________________________ (name and organizational details of acquired entity). A brief description of the transaction, including the form of the acquisition, amount and nature of the consideration, and expected date of completion, is attached to this Notice as Annex A.

         The undersigned officer hereby certifies to the Lenders that:

         A. The representations and warranties contained in Article IV of the Credit Agreement are correct as of the date hereof and will be correct after giving effect to the proposed acquisition, except to the extent that the same relate specifically to an earlier date; and

         B. No Default or Event of Default has occurred and is continuing, or will occur as a result of the proposed acquisition.

         This will confirm that First Banks, Inc. will provide to the Agent copies of any applications to regulatory agencies submitted in connection with the proposed acquisition.

         Signed as of the day and year first above written.

                                              FIRST BANKS, INC.


                                              By
                                                --------------------------------
                                                     [name and office held]