Form 10-K
period 2003-12-31
FIRST BANKS INC
filed 2004-03-25
CIK 710507

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                  10.24% Cumulative Trust Preferred Securities
                  (issued by First Preferred Capital Trust II
                      and guaranteed by First Banks, Inc.)
                                (Title of class)

                   9.00% Cumulative Trust Preferred Securities
                  (issued by First Preferred Capital Trust III
                      and guaranteed by First Banks, Inc.)
                                (Title of class)

                   8.15% Cumulative Trust Preferred Securities
                   (issued by First Preferred Capital Trust IV
                      and guaranteed by First Banks, Inc.)
                                (Title of class)

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

                       Yes      X            No
                            ---------             ---------


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes                   No       X
                            ---------             ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         None of the voting stock of the Company is held by nonaffiliates. All of the voting stock of the Company is owned by various trusts, which were created by and for the benefit of Mr. James F. Dierberg, the Company's Chairman of the Board of Directors, and members of his immediate family.

         At March 25, 2004, there were 23,661 shares of the registrant's common stock outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore not place undue reliance on forward-looking statements.


                                                  FIRST BANKS, INC.

                                            2003 FORM 10-K ANNUAL REPORT

                                                  TABLE OF CONTENTS
                                                                                                          Page
                                                                                                          ----
                                                       Part I
     Item 1.    Business...............................................................................     1
     Item 2.    Properties.............................................................................    14
     Item 3.    Legal Proceedings......................................................................    14
     Item 4.    Submission of Matters to a Vote of Security Holders....................................    14

                                                       Part II

     Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............    15
     Item 6.    Selected Financial Data................................................................    16
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................................    17
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................    48
     Item 8.    Financial Statements and Supplementary Data............................................    48
     Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...........................................................    48
     Item 9A.   Controls and Procedures................................................................    48

                                                       Part III

     Item 10.   Directors and Executive Officers of the Registrant.....................................    50
     Item 11.   Executive Compensation.................................................................    54
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................    55
     Item 13.   Certain Relationships and Related Transactions.........................................    56
     Item 14.   Principal Accountant Fees and Services.................................................    56

                                                       Part IV

     Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    57

     Signatures .......................................................................................    99


                                     PART I

Item 1.  Business

General. We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 147 branch offices in California, Illinois, Missouri and Texas. Since 1994, our organization has grown significantly, primarily as a result of our acquisition strategy, as well as through internal growth. At December 31, 2003, we had total assets of $7.11 billion, total loans, net of unearned discount, of $5.33 billion, total deposits of $5.96 billion and total stockholders' equity of $549.8 million.

         Through First Bank, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services.

         Primary responsibility for managing our banking units rests with the officers and directors of each unit, but we centralize overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on customer service.

         In February 1997, our initial financing entity, First Preferred Capital Trust, issued $86.25 million of 9.25% cumulative trust preferred securities, and, in July 1998, our second financing entity, First America Capital Trust, issued $46.0 million of 8.50% cumulative trust preferred securities. The cumulative trust preferred securities issued by First Preferred Capital Trust and First America Capital Trust were redeemed in full on May 5, 2003 and June 30, 2003, respectively, and these financing entities were dissolved. In October 2000, our third financing entity, First Preferred Capital Trust II, issued $57.5 million of 10.24% cumulative trust preferred securities, and, in November 2001, our fourth financing entity, First Preferred Capital Trust III, issued $55.2 million of 9.00% cumulative trust preferred securities. In April 2002, our fifth financing entity, First Bank Capital Trust, issued $25.0 million of variable rate cumulative trust preferred securities. On March 20, 2003, our sixth financing entity, First Bank Statutory Trust, issued $25.0 million of 8.10% cumulative trust preferred securities, and, on April 1, 2003, our seventh financing entity, First Preferred Capital Trust IV, issued $46.0 million of 8.15% cumulative trust preferred securities.

         Each of our existing financing entities operates as a Delaware business trust with the exception of First Bank Statutory Trust, which operates as a Connecticut statutory trust. The trust preferred securities issued by First Preferred Capital Trust II and First Preferred Capital Trust III are publicly held and traded on the Nasdaq Stock Market's National Market system. The trust preferred securities issued by First Bank Capital Trust and First Bank Statutory Trust were issued in private placements and rank equal to the trust preferred securities issued by First Preferred Capital Trust II and First Preferred Capital Trust IV, and junior to the trust preferred securities issued by First
Preferred  Capital  Trust III. The trust  preferred  securities  issued by First
Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange. The trust preferred securities have no voting rights except in certain limited circumstances.

         In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts, as more fully described in Note 12 to our Consolidated Financial
Statements. We pay interest on our subordinated debentures to our respective financing entities. In turn, our financing entities pay distributions to the holders of the trust preferred securities. These interest and distribution payments are paid quarterly in arrears on March 31st, June 30th, September 30th, and December 31st of each year, with the exception of the First Bank Capital Trust trust preferred securities and related subordinated debentures, which are payable semi-annually in arrears on April 22nd and October 22nd of each year. The distributions payable on our subordinated debentures are included in interest expense in the consolidated statements of income.

         Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

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

         During the five years ended December 31, 2003, we primarily concentrated our acquisitions in California, completing 12 acquisitions of banks and three purchases of branch offices, which provided us with an aggregate of $2.15 billion in total assets and 45 banking locations as of the dates of the acquisitions. More recent acquisitions have occurred in our other geographic markets of Missouri, Illinois and Texas. In 2002, we completed our acquisition of a bank holding company in Des Plaines, Illinois, as well as the purchase of two branch offices in Denton and Garland, Texas. On March 31, 2003, we further expanded our Midwest banking franchise with our acquisition of Bank of Ste.
Genevieve in Ste. Genevieve, Missouri. These acquisitions have allowed us to significantly expand our presence throughout our geographic areas, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services.

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

         The post-acquisition process also included the combining of separate and distinct entities together to form a cohesive organization with common objectives and focus. We invested significant resources to reorganize staff, recruit personnel where needed, and establish the direction and focus necessary for the combined entity to take advantage of the opportunities available to it. This investment contributed to the increases in noninterest expense, and resulted in the creation of new banking entities, which conveyed a more consistent image and quality of service. The new banking entities provided a broad array of banking products to their customers and compete effectively in their marketplaces, even in the presence of other financial institutions with much greater resources. While some of these modifications did not contribute to reductions of noninterest expense, they contributed to the commercial and retail business development efforts of the banks, and ultimately to their prospects for improving future profitability.

         Recently, our acquisition prospects have been somewhat limited primarily due to the current market environment requiring significantly higher premiums in order to transact financial institution acquisitions. As a result, we have expanded our business strategy to include the opening of de novo branch offices as another means of further achieving our growth objectives. Our de novo branch strategy also provides similar opportunities to our acquisition strategy by allowing us to enhance our presence in our existing markets and enter new markets. Additionally, we generally have more flexibility in selecting the most opportunistic sites for our de novo branches, constructing the branch offices in accordance with our standard business model and marketing and promoting our customized products and services under our long-established trade name. In February 2004, we opened two new de novo branches, one in Houston, Texas and one in West St. Louis County, Missouri. We currently have plans to open additional de novo branches throughout 2004 in McKinney, Texas, San Diego, California and Farmington, Missouri. We also expect to further concentrate our efforts on this portion of our business strategy while continuing to identify viable acquisition candidates at more reasonable acquisition premiums that are commensurate with our established acquisition strategy.

         In conjunction with our de novo and acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. This process has required significant increases in the resources dedicated to commercial and consumer business development, financial service product line and delivery systems, branch development and training, advertising and marketing programs, and administrative and operational support. In addition, during 1999, we began an internal restructuring process designed to better position us for future growth and opportunities expected to become available as consolidation and changes continue in the delivery of financial services. The magnitude of this project was extensive and covered almost every area of our organization. We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to certain increased capital expenditures and noninterest expenses, we expect they will lead to additional internal growth, more efficient operations and improved profitability over the long term.

Lending Activities. Our enhanced business development resources assisted in the realignment of certain acquired loan portfolios, which were skewed toward loan types that reflected the abilities and experiences of the management of the acquired entities. In order to achieve a more diversified portfolio, to address asset-quality issues in the portfolios and to achieve a higher interest yield on our loan portfolio, we reduced a substantial portion of the loans which were acquired during this time through payments, refinancing with other financial institutions, charge-offs, and, in certain instances, sales of loans. As a result, our portfolio of one-to-four family residential real estate loans, after reaching a high of $1.20 billion or 44.4% of total loans, excluding loans held for sale, at December 31, 1995, has decreased to $811.7 million or 15.7% of total loans, excluding loans held for sale, at December 31, 2003. Similarly, our portfolio of consumer and installment loans, net of unearned discount, decreased significantly from $274.4 million or 8.0% of total loans, excluding loans held for sale, at December 31, 1998 to $61.3 million or 1.2% of total loans, excluding loans held for sale, at December 31, 2003. The decrease reflects the reduction in new consumer and installment loan volumes and the repayment of principal on our existing consumer and installment loan portfolio, all of which are consistent with our objectives of expanding commercial lending and reducing the amount of less profitable loan types. The decline also reflects the sale of our student loan and credit card portfolios in 2001, which totaled approximately $16.9 million and $13.5 million, respectively, at the time of sale. We recorded gains of $1.9 million and $229,000 on the sale of our credit card and student loan portfolios, respectively, and we do not have any continuing involvement in the transferred assets.

         As these components of our loan portfolio decreased, we replaced them with higher yielding loans that were internally generated by our business development function. With our acquisitions, we expanded our business development function into the new market areas in which we were then operating. Consequently, in spite of relatively large reductions in acquired portfolios, our aggregate loan portfolio, net of unearned discount, increased 48.8% from $3.58 billion at December 31, 1998 to $5.33 billion at December 31, 2003.

         Our business development efforts are focused on the origination of loans in three general types: commercial, financial and agricultural loans, which totaled $1.41 billion at December 31, 2003; commercial real estate mortgage loans, which totaled $1.66 billion at December 31, 2003; and construction and land development loans, which totaled $1.06 billion at December 31, 2003.

         The primary component of commercial, financial and agricultural loans is commercial loans which are made based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers' ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to maintain certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank's geographic trade areas of Missouri, Illinois, California and Texas who are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. The largest general concentration in this portfolio, which is not homogeneous in nature, is agricultural which totals approximately $34.0 million, representing approximately 2% of the commercial, financial and agricultural portfolio. This portfolio, however, is diverse in geography and collateral, secured by a mixture of agricultural equipment, livestock and crop production. The largest homogeneous industry segment included within this portfolio is the fast-food restaurant segment, in which we had total loans outstanding of approximately $48.3 million, representing 3.4% of this portfolio, at December 31, 2003. Diversity in this segment of our portfolio is represented by both geography and a mixture of loans to both franchisees and franchisors, with approximately 77.0% of the portfolio involving loans to franchisees and 23.0% to franchisors. Within both real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships with our commercial borrowers, particularly deposit accounts.

         Commercial real estate loans include loans for which the intended source of repayment is the rental and other income from the real estate, including both commercial real estate developed for lease and owner occupied commercial real estate. The underwriting of owner occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, although the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed seven years. Commercial real estate loans are made for commercial office space, retail properties, hospitality, industrial and warehouse facilities and recreational properties. We rarely finance commercial real estate or rental properties that do not have lease commitments from a majority of tenants.

         Construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the financing from the bank. Commitments for construction of multi-tenant commercial and retail projects require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We finance some projects for borrowers whose home office is within our trade area for which the particular project may be outside our normal trade area. However, we generally do not engage in developing commercial and residential construction lending business outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

         In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, many loans to borrowing entities other than individuals require the personal guarantees of the principals of the borrowing entity.

         Our commercial leasing portfolio totaled $67.3 million and $126.7 million at December 31, 2003 and 2002, respectively. This portfolio consists of leases originated by our former subsidiary, First Capital Group, Inc.,
Albuquerque, New Mexico, primarily through third parties, on commercial equipment including aircraft parts and equipment. During 2002, we changed the nature of this business, ultimately deciding to discontinue the operations of

First Capital Group, Inc. and the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri.

         At December 31, 2001, within our commercial leasing portfolio, there were approximately $60.1 million of leases of parts and equipment to the commercial airline industry and related aircraft service providers. This equipment consisted primarily of engines, landing gear and replacement parts, most of which was used in maintenance operations by commercial airlines or by third party vendors performing maintenance for the airlines. In addition, there were several leases for smaller aircraft used by charter services. Earlier in 2001, it became apparent that the airline industry in general was experiencing problems with overcapacity, and as a result, had begun reducing its requirements for new and replacement aircraft. This was evidenced by airlines taking portions of their fleets, particularly older less efficient aircraft, out of service and reducing orders for new equipment. This affected maintenance operations because as the usage of aircraft decreased, the maintenance requirements were also reduced. Consequently, by late 2001, we discontinued new leases of equipment related to the airline industry.

         While some of the leases in our portfolio had evidenced problems by early 2001, overcapacity problems and resulting financial distress in the commercial airline industry became more critical after the terrorist attacks. Following these events, we re-evaluated our aviation related lease portfolio to examine our overall exposure to the industry, the effects of recent trends on valuations of equipment and the financial strength of our lessees. As a result of our review, for the year ended December 31, 2001, we incurred $4.5 million of charge-offs in connection with the aircraft leasing portfolio and had $2.6 million of nonperforming aviation related leases at December 31, 2001. The evaluation process has evolved into an ongoing monitoring of this portfolio through continuous communication with lessees to establish information concerning their use of equipment under lease, monitoring the use of that equipment, and tracking of changes in equipment and related residual valuations. When problems are detected, we obtain new valuations of the equipment, and recognize any impairment in valuation by adjustments to reserves or income as appropriate depending upon the type of lease. Sources of information for valuing our leased assets include the Aircraft Bluebook, other public information from a variety of sources, consultation with other lessors and brokers of aviation equipment and specific engagement of an independent asset management company for equipment valuation as well as management of repossessed assets. Specifically with respect to residual values, and to establish formality in our process, we obtained an appraisal of leased assets that involve residual risk by an International Society of Transport Aircraft Trading certified appraiser of aviation assets. The information received from these various specialized sources assists us in valuing our lease portfolio and recognizing any impairment on these assets. By December 31, 2002, the portfolio of leases on commercial aircraft and parts and equipment had been reduced to $46.5 million, with $8.6 million of nonperforming aviation related leases, and $619,000 of charge-offs in connection with this aircraft leasing portfolio for the year ended December 31, 2002. At December 31, 2003, this portfolio has been further reduced to $19.6 million, with $4.4 million of nonperforming aviation related leases, and $4.2 million of charge-offs in connection with the aircraft leasing portfolio for the year ended December 31, 2003. Furthermore, we recorded $5.5 million in net lease charge-offs related to three equipment leases that were unrelated to the airline industry in 2003 as further discussed under "--Loans and Allowance for Loan Losses."

         Our expanded level of commercial lending carries with it greater credit risk, which we manage through uniform loan policies, procedures, underwriting and credit administration. As a consequence of such greater risk, the growth of our loan portfolio must also be accompanied by adequate allowances for loan losses. We associate the increased level of commercial lending activities and our acquisitions with the increases of $7.9 million and $14.1 million in nonperforming loans for the years ended December 31, 2002 and 2001, respectively. Nonperforming loans remained relatively constant in 2003, with a $199,000 increase from December 31, 2002. In addition, the loan portfolios of Millennium Bank and Union Financial Group, Ltd., or Union, which we acquired in 2000 and 2001, respectively, exhibited significant distress, which further contributed to the overall increase in nonperforming loans.

         Millennium Bank, which we acquired on December 29, 2000, operated a factoring business for doctors, hospitals and other health care professionals. This business had been started by Millennium Bank the year before our acquisition, and had approximately $11.0 million of receivables at the time of our acquisition. Due to the relatively short life of this operation, the portfolio did not exhibit signs of problems at that time. Consequently, we allowed the business to continue after the acquisition to determine whether it would be an appropriate line of business in the future. However, in late 2001, the factoring receivables began to exhibit signs of distress, and in early 2002, we determined one of the larger borrowers was incorrectly accounting for its receivables, causing the factored balance to be substantially overfunded. During 2002, other asset quality issues arose and we charged off approximately $2.6 million, or 24.8%, of the health care factoring portfolio. At December 31, 2002, we had $10.2 million of factoring business receivables, which further declined to $2.1 million at December 31, 2003, reflecting our decision to discontinue this line of business. Since no value was assigned to goodwill or other intangible assets of this line of business in the acquisition, and the problems arose subsequent to the acquisition, we determined that this did not create an impairment of the goodwill that we recorded in connection with the acquisition.

         In evaluating the loan portfolios of Union's two subsidiary banks prior to its acquisition, it was clear that substantial problems existed in those portfolios. Generally, credit documentation was poor, underwriting standards were lax and loan terms were aggressive. As we conducted our due diligence review, we applied the same asset quality standards, risk rating system and allowance methodology that we apply to our own loan portfolio. Based on this review, and to address concerns we had regarding Union's loan portfolios and the level of its allowance for loan and lease losses, an escrow account of approximately $1.6 million was established by withholding that amount from the purchase price. This escrow account was available to absorb losses during the two-year period following the acquisition from Union Bank's loan portfolio that were in excess of Union Bank's allowance for loan and lease losses at the time of the due diligence review. Union's consolidated allowance for loan and lease losses was $8.6 million relative to an aggregate loan portfolio of $262.3 million at December 31, 2001, the date of acquisition.

         While we believed there were substantial problems with the Union portfolios, few of these had been identified or addressed by Union as of December 31, 2001. Consequently, when we assimilated these loans into our systems and procedures, the problems in the portfolio surfaced, causing an increase in the amount of problem assets, as well as contributing to the level of loans charged-off during 2002. Loan charge-offs from the Union portfolios were $1.4 million for the year ended December 31, 2003 and $5.2 million for the year ended December 31, 2002, including an amount within the Union Bank portfolio that was in excess of the allowance at the date of our due diligence review and the entire $1.6 million escrow account. Furthermore, nonperforming loans in the Union portfolios increased from $6.9 million at December 31, 2002 to $7.5 million at December 31, 2003. Because these problems had been anticipated in negotiating the acquisition price, they did not affect the amount of goodwill recorded in connection with this acquisition.

         For the years ended December 31, 2003 and 2002, our nonperforming assets increased $3.7 million and $11.2 million, respectively. Nonperforming loans were $75.4 million and $75.2 million at December 31, 2003 and 2002, respectively, as compared to $67.3 million at December 31, 2001. The increase in nonperforming loans in 2002 and 2003 is primarily attributable to general economic conditions, additional problems identified in the acquired loan portfolios and the continued deterioration of the portfolio of leases in our commercial leasing portfolio, particularly the segment related to the airline industry. In addition, in January 2003, we foreclosed on a residential and recreational development property that had been placed on nonaccrual status during the second quarter of 2002. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. As more fully described in Note 25 to our Consolidated Financial Statements, we sold this property in February 2004, thereby reducing our nonperforming assets by $9.2 million. Loan charge-offs, net of recoveries, although still at higher-than-historical levels, decreased to $32.7 million for 2003, compared to $54.6 million for 2002 and $22.0 million for 2001 as further discussed under "--Loans and Allowance for Loan Losses." We believe these increases, while partially attributable to the overall risk in our loan portfolio, are reflective of cyclical trends experienced within the banking industry as a result of weak economic conditions within our market areas.

         During 2001 and 2002, the nation generally experienced a relatively mild, but prolonged economic slow down that has affected much of the banking industry, including us. This was exacerbated by the terrorist attacks in late 2001 and the effects the attacks and related governmental responses had on economic activity. In 2003, we continued to experience weak economic conditions in our market areas, despite some slight economic improvements in certain sectors. The overall effects of the economic downturn have been inconsistent between various geographic areas of the country, as well as different segments of the economy. To us, the effects of the downturn can be observed in generally lower interest rates, which have a negative impact on our net interest income, and on the performance of our loan portfolio, which is reflected in higher delinquencies, nonperforming assets, charge-offs and provisions for loan losses, as well as reduced loan demand from customers. The impact of lower interest rates has been significantly reduced through the use of various derivative financial instruments that provide hedges of this interest rate risk, as further discussed under "--Interest Rate Risk Management." However, during 2002 and 2003, we incurred continued asset quality issues that were at least partially attributable to economic conditions.

         Within our market areas, the impact of the economy has become evident at different times. In our midwestern markets, a perceptible increase in loan delinquencies began in late 2000 and continued throughout 2001, with some modest improvement in 2002 and 2003. The increase in delinquencies was primarily focused in commercial, financial and agricultural loans, lease financing loans and, to a lesser extent, commercial real estate loans, and initially involved borrowers that had already encountered some operating problems that continued to deteriorate as the economy became weaker. Included in this were loans on hotels and leases to the commercial airline industry. In both instances, the industry had been suffering from overcapacity prior to 2001, which then became much worse with the economic downturn and the events of terrorist attacks. As the recession continued, the effects expanded to companies that had been stronger, but succumbed to the ongoing effects of slowed economic activity. Net loan charge-offs for our Midwest banking region were $25.7 million and $22.1 million for the years ended December 31, 2003 and 2002, respectively, compared to $16.3 million for the year ended December 31, 2001. Nonperforming loans and leases for this region were $56.2 million and $50.5 million at December 31, 2003 and 2002, respectively, compared to $47.7 million at December 31, 2001.

         Generally, the effects on us of the economic downturn in California have been limited to the San Francisco Bay area, including the area known as "Silicon Valley." Although we have a substantial banking presence in the San Francisco Bay area, we have relatively little direct exposure to the high technology companies. Consequently, the decline in that industry beginning in 2000 had little direct effect on our California operations. However, as the magnitude of the problems in the high technology sector increased, the effects spread to companies that were suppliers and servicers of the high technology sector, and to commercial real estate in the area. As a result, our asset quality issues in California have been concentrated within the San Francisco Bay area, and generally do not involve Southern California or the Sacramento-Roseville area in Northern California. Furthermore, these issues primarily arose during 2002. Consequently, our California banking region incurred net loan charge-offs of $27.6 million and $5.4 million for the years ended December 31, 2002 and 2001, respectively, in comparison to net loan recoveries of $680,000 in 2003. Nonperforming loans for our California banking region were $13.0 million, $17.2 million and $14.1 million at December 31, 2003, 2002 and 2001, respectively.

         Our Texas banking operation represents a somewhat smaller portion of our overall lending function. However, the Texas economy has generally continued to be fairly strong, resulting in relatively few asset quality issues. We recorded net loan charge-offs of $7.7 million for the year ended December 31, 2003, which included $6.6 million on three credit relationships. Net loan charge-offs were $4.9 million for the year ended December 31, 2002, which included a charge-off of $5.3 million on a single loan to a company engaged in leasing equipment, primarily to manufacturers. This company encountered significant operating problems from rapid expansion, principally through acquisition, accompanied by the economic downturn, which particularly affected the manufacturing sector. Total nonperforming loans for this region were $6.2 million, $5.5 million and $3.5 million at December 31, 2003, 2002 and 2001, respectively.

         In addition to restructuring our loan portfolio, we also have changed the composition of our deposit base. The deposit mix of 2003 reflects our continued efforts in this regard as a majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits. We have also expanded our development of multiple account relationships with individual customers. This growth is accomplished by cross-selling various products and services, packaging account types and offering incentives to deposit customers on other deposit or non-deposit services. In addition, commercial borrowers are encouraged to maintain their operating deposit accounts with us. At December 31, 1998, total time deposits were $1.80 billion, or 45.8% of total deposits. Although time deposits have increased to $1.96 billion at December 31, 2003, they represented only 32.8% of total deposits, reflecting our continued focus on transactional accounts and full service deposit relationships with our customers.

         Despite the significant expenses we incurred in the amalgamation of the acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the increased net interest income resulting from the transition in the composition of our loan and deposit portfolios have contributed to improving net income. For the years ended December 31, 2003 and 2002, net income was $62.8 million and $45.2 million, respectively, compared to $64.5 million, $56.1 million and $44.2 million in 2001, 2000 and 1999, respectively. The factors that led to the decline in our earnings for 2002 include the current interest rate environment, asset quality issues requiring additional provisions for loan losses, and increased operating expenses. The higher-than-historical provisions for loan losses in 2003 and 2002 reflect the current economic environment and significantly increased loan charge-off, delinquency and nonperforming trends as further discussed under "--Comparison of Results of Operations for 2003 and 2002
- Provision for Loan Losses." Although we anticipate certain short-term adverse effects on our operating results associated with acquisitions, we believe the long-term benefits of our acquisition program will exceed the short-term issues encountered with some acquisitions. As such, in addition to concentrating on internal growth through continued efforts to further develop our corporate infrastructure and product and service offerings, we expect to continue to identify and pursue opportunities for growth through acquisitions and expansionary de novo branch activities.

Acquisitions. In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous market areas. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. We have primarily utilized cash, borrowings and the issuance of subordinated debentures through our various statutory and business trusts, which serve as financing entities, to meet our growth objectives under our acquisition program.

         During the three years ended December 31, 2003, we completed five acquisitions of banks and two branch office purchases. As demonstrated in the following table, our acquisitions during the three years ended December 31, 2003 have primarily served to increase our presence in the California markets that we originally entered during 1995 and to further augment our existing markets and our Midwest banking franchise. These transactions are summarized as follows:

                                                                                                             Number
                                                                   Loans, Net of                               of
                                                          Total      Unearned      Investment                Banking
         Entity                       Closing Date       Assets      Discount      Securities   Deposits    Locations
         ------                       ------------       ------      --------      ----------   ---------   ---------
                                                                (dollars expressed in thousands)
    2003
    ----

      Bank of Ste. Genevieve
      Ste. Genevieve, Missouri      March 31, 2003     $ 115,100       43,700       47,800        93,700          2
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
                                                       =========     ========      =======      ========       ====

         We funded the completed acquisitions from available cash reserves, proceeds from the exchange, sales and maturities of available-for-sale investment securities, borrowings under our revolving credit line with a group of unaffiliated banks and proceeds from the issuance of subordinated debentures.

         Completed Acquisitions and Other Corporate Transactions

         On January 15, 2002, we completed our acquisition of Plains Financial Corporation, or Plains, and its wholly owned banking subsidiary, PlainsBank of Illinois, National Association, Des Plaines, Illinois, in exchange for $36.5 million in cash. Plains operated a total of three banking facilities in Des Plaines, Illinois, and one banking facility in Elk Grove Village, Illinois. At the time of the transaction, Plains had $256.3 million in total assets, $150.4 million in loans, net of unearned discount, $81.0 million in investment securities and $213.4 million in deposits. This transaction was accounted for using the purchase method of accounting. Goodwill was approximately $12.6 million, and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were approximately $2.9 million. Plains was merged with and into Union and PlainsBank of Illinois was merged with and into First Bank.

         On June 22, 2002, First Bank & Trust completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association, or UP branches. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office and a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years utilizing the straight-line method.

         On December 31, 2002, we completed our acquisition of all of the outstanding capital stock of First Banks America, Inc., or FBA, San Francisco, California, that we did not already own for a price of $40.54 per share, or approximately $32.4 million. Prior to this transaction, there were 798,753 shares, or approximately 6.22% of our former majority-owned subsidiary's outstanding stock, held publicly. We owned the other 93.78%. In conjunction with this transaction, FBA became a wholly owned subsidiary of First Banks, and was merged with and into First Banks. This transaction was accounted for using the purchase method of accounting. Goodwill was approximately $14.6 million.

         On March 31, 2003, we completed our acquisition of Bank of Ste. Genevieve, or BSG, Ste. Genevieve, Missouri, from Allegiant Bancorp, Inc., or Allegiant, in exchange for approximately 974,150 shares of Allegiant common stock that we previously held. The purpose of the transaction was to further expand our Midwest banking franchise. At the time of the acquisition, BSG had $115.1 million in total assets, $43.7 million in loans, net of unearned discount, $47.8 million in investment securities, and $93.7 million in deposits and operated two locations in Ste. Genevieve, Missouri. The transaction was accounted for using the purchase method of accounting. We recorded a gain of $6.3 million on the exchange of the Allegiant common stock and goodwill of approximately $3.4 million. The core deposit intangibles were approximately $3.5 million and are being amortized over seven years utilizing the straight-line method. BSG was merged with and into First Bank. Subsequent to the acquisition, we continued to own 231,779 shares, or approximately 1.52% of the issued and outstanding shares of Allegiant common stock. On October 27, 2003, we contributed our remaining shares of Allegiant common stock to a previously established charitable foundation. In conjunction with this transaction, we recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, we recorded a tax benefit of $2.5 million associated with this transaction. The contribution of this stock eliminated our investment in Allegiant.

         On March 31, 2003, we completed the merger of our two wholly-owned bank subsidiaries, First Bank and First Bank & Trust, to allow certain administrative and operational economies not available while the two banks maintained separate charters.

         On October 17, 2003, First Bank completed its divestiture of three branch offices in the northern and central Illinois market area, and on December 5, 2003, First Bank completed its divestiture of one branch office in eastern Missouri. These branch divestitures resulted in a reduction of First Bank's deposit base of approximately $88.3 million, and a pre-tax gain of approximately $4.0 million.

         Acquisition and Integration Costs

         We accrue certain costs associated with our acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that we incur relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into our existing operations are normally paid to the recipients within 90 days of the respective consummation date. Our accrued severance balance of $1.4 million, as further described in
Note 2 to our Consolidated Financial Statements, is comprised of contractual obligations under salary continuation agreements to ten individuals that have remaining terms ranging from four months to approximately 13 years. Payments made under these agreements are paid from accrued liabilities and consequently do not have any impact on our consolidated statements of income.

         A summary of acquisition and integration costs attributable to the acquisitions included in the foregoing table, which were accrued as of the consummation dates of the respective acquisition, is included in Note 2 to our Consolidated Financial Statements. Acquisition and integration costs are reflected in accrued expenses and other liabilities in our consolidated financial statements.

         As further discussed and quantified under "--Comparison of Results of Operations for 2003 and 2002," and "--Comparison of Results of Operations for 2002 and 2001," we also incur costs associated with our acquisitions that are expensed in our consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.

Market Area. As of December 31, 2003, First Bank's 147 banking facilities were located in California, eastern Missouri, Illinois and Texas. Our primary market area is the St. Louis, Missouri metropolitan area. Our second and third largest market areas are southern and northern California, respectively. We also have locations throughout Illinois, in the Houston, Dallas, Irving, McKinney and Denton, Texas metropolitan areas and rural eastern Missouri.

         The following table lists the market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2003:

                                                                           Total          Deposits        Number
                                                                         Deposits      as a Percentage      of
                               Geographic Area                         (in millions)  of Total Deposits  Locations
                               ---------------                         -------------  -----------------  ---------

St. Louis, Missouri metropolitan area................................    $ 1,391.8           23.3%          29
Southern California..................................................      1,302.9           21.9           31
Northern California..................................................      1,033.1           17.3           16
Central and southern Illinois........................................      1,010.2           16.9           34
Eastern Missouri.....................................................        480.4            8.1           15
Northern Illinois....................................................        428.6            7.2           14
Texas................................................................        314.6            5.3            8
                                                                         ---------          -----          ---
     Total deposits..................................................    $ 5,961.6          100.0%         147
                                                                         =========          =====          ===

         First Bank operates in the St. Louis metropolitan area, in eastern Missouri and throughout Illinois, including Chicago. First Bank also operates in southern California, including the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and in Texas in the Houston, Dallas, Irving, McKinney and Denton metropolitan areas.

Competition and Branch Banking. First Bank engages in highly competitive activities. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Financial institutions compete based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

Supervision and Regulation

General. Federal and state laws extensively regulate First Bank and us primarily to protect depositors and customers of First Bank. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on First Bank and us in the future.

         We are a registered bank holding company under the Bank Holding Company Act of 1956. Consequently, the Board of Governors of the Federal Reserve System, or Federal Reserve, regulates, supervises and examines us. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

         Since First Bank is an institution chartered by the State of Missouri and a member of the Federal Reserve, both the State of Missouri Division of Finance and the Federal Reserve supervise, regulate and examine First Bank. First Bank is also regulated by the Federal Deposit Insurance Corporation, or

FDIC, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of First Bank have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, or GLB Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if all of their subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         We are also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of First Bank (briefly summarized below). The Bank Holding Company Act also requires a bank holding company to obtain approval from the Federal Reserve before:

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

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of First Bank. These include, but are not limited to, the Federal Reserve's source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions and restrictions on extensions of credit by its subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

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

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. The Office of the Comptroller of the Currency, or OCC, and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the Federal Reserve on bank holding companies. Information regarding our capital levels and First Bank's capital levels under the federal capital requirements is contained in Note 21 to our Consolidated Financial Statements appearing elsewhere in this report.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management.

Customer Protection. First Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. First Bank must comply with numerous regulations in this regard and is subject to periodic examinations with respect to its compliance with the requirements.

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

The Sarbanes-Oxley Act. In July 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Sarbanes-Oxley Act imposes a myriad of corporate governance and accounting measures designed to ensure that the shareholders of corporate
America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the Securities and Exchange Commission, or SEC, such as First Banks, are affected by the Sarbanes-Oxley Act.

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

         The Sarbanes-Oxley Act is expected to increase the administrative costs and burden of doing business for public companies; however, we cannot predict the significance of such increase at this time.

The USA Patriot Act. In October 2001, the Patriot Act was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act is expected to increase the administrative costs and burden of doing business for financial institutions; however, while we cannot predict the full impact of such an increase at this time, we do not expect it to differ from that of other financial institutions.

Reserve Requirements: Federal Reserve System and Federal Home Loan Bank System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, before borrowing from the Federal Reserve Bank.

         First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As members, First Bank is required to hold investments in regional banks within those systems. First Bank was in compliance with these requirements at December 31, 2003, with investments of $5.4 million in stock of the Federal Home Loan Bank of Des Moines, $350,000 in stock of the Federal Home Loan Bank of Chicago (associated with the acquisition of Union completed on December 31, 2001), $285,000 in stock of the Federal Home Loan Bank of San Francisco, and $18.1 million in stock of the Federal Reserve Bank of St. Louis.

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

         These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. We cannot predict the effect that changes in monetary policy or in the discount rate on member bank borrowings will have on our future business and earnings or those of First Bank.

Employees

         As of March 25, 2004, we employed approximately 2,160 employees. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 981 square feet is currently leased to others. Of our other 146 offices and two operations and administrative facilities, 88 are located in buildings that we own and 60 are located in buildings that we lease.

         We consider the properties at which we do business to be in good condition generally and suitable for our business conducted at each location. To the extent our properties or those acquired in connection with our acquisition of other entities provide space in excess of that effectively utilized in the operations of First Bank, we seek to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by First Bank appears in Note 7 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 3.  Legal Proceedings

         In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes the ultimate resolution of existing proceedings will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information. There is no established public trading market for our common stock. Various trusts, which were created by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, own all of our voting stock.

Dividends. In recent years, we have paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock, and have paid no dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. The dividend limitations are included in Note 22 to our Consolidated Financial Statements appearing elsewhere in this report.

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

                                                                 As of or For the Year Ended December 31, (1)
                                                      -----------------------------------------------------------------
                                                            2003         2002        2001        2000        1999
                                                            ----         ----        ----        ----        ----
                                                      (dollars expressed in thousands, except share and per share data)
Income Statement Data:
    Interest income...................................  $  391,153     425,721     445,385      423,294     353,456
    Interest expense..................................     104,026     157,551     210,246      201,320     171,125
                                                        ----------   ---------   ---------    ---------   ---------
    Net interest income...............................     287,127     268,170     235,139      221,974     182,331
    Provision for loan losses.........................      49,000      55,500      23,510       14,127      13,073
                                                        ----------   ---------   ---------    ---------   ---------
    Net interest income after
      provision for loan losses.......................     238,127     212,670     211,629      207,847     169,258
    Noninterest income................................      87,708      67,511      89,095       37,414      36,708
    Noninterest expense...............................     227,069     210,812     202,157      152,626     133,815
                                                        ----------   ---------   ---------    ---------   ---------
    Income before provision for income taxes,
      minority interest in income of
      subsidiary and cumulative effect of
      change in accounting principle..................      98,766      69,369      98,567       92,635      72,151
    Provision for income taxes........................      35,955      22,771      30,048       34,482      26,313
                                                        ----------   ---------   ---------    ---------   ---------
    Income before minority interest in
      income of subsidiary and cumulative effect
      of change in accounting principle...............      62,811      46,598      68,519       58,153      45,838
    Minority interest in income of subsidiary.........          --       1,431       2,629        2,046       1,660
                                                        ----------   ---------   ---------    ---------   ---------
    Income before cumulative effect of change in
      accounting principle............................      62,811      45,167      65,890       56,107      44,178
    Cumulative effect of change in
      accounting principle, net of tax ...............          --          --      (1,376)          --          --
                                                        ----------   ---------   ---------    ---------   ---------
    Net income........................................  $   62,811      45,167      64,514       56,107      44,178
                                                        ==========   =========   =========    =========   =========

Dividends:
    Preferred stock...................................  $      786         786         786          786         786
    Common stock......................................          --          --          --           --          --
    Ratio of total dividends declared to net income...        1.25%       1.74%       1.22%        1.40%       1.78%

Per Share Data:
    Earnings per common share:
      Basic:
       Income before cumulative effect of change
         in accounting principle......................  $ 2,621.39    1,875.69    2,751.54     2,338.04    1,833.91
       Cumulative effect of change in
         accounting principle, net of tax.............          --          --      (58.16)          --          --
                                                        ----------   ---------   ---------    ---------   ---------
       Basic..........................................  $ 2,621.39    1,875.69    2,693.38     2,338.04    1,833.91
                                                        ==========   =========   =========    =========   =========

      Diluted:
       Income before cumulative effect of
         change in accounting principle...............  $ 2,588.31    1,853.64    2,684.93     2,267.41    1,775.47
       Cumulative effect of change in
         accounting principle, net of tax.............          --          --      (58.16)          --          --
                                                        ----------   ---------   ---------    ---------   ---------
       Diluted........................................  $ 2,588.31    1,853.64    2,626.77     2,267.41    1,775.47
                                                        ==========   =========   =========    =========   =========


      Weighted average common stock outstanding.......      23,661      23,661      23,661       23,661      23,661

Balance Sheet Data:
    Investment securities.............................  $1,049,714   1,145,670     638,644      569,403     455,737
    Loans, net of unearned discount...................   5,328,075   5,432,588   5,408,869    4,752,265   3,996,324
    Total assets......................................   7,106,940   7,351,177   6,786,045    5,882,706   4,871,837
    Total deposits....................................   5,961,615   6,172,820   5,683,904    5,012,415   4,251,814
    Notes payable.....................................      17,000       7,000      27,500       83,000      64,000
    Subordinated debentures...........................     209,320     278,389     243,457      188,718     131,701
    Common stockholders' equity.......................     536,752     505,978     435,594      339,783     281,842
    Total stockholders' equity........................     549,815     519,041     448,657      352,846     294,905

Earnings Ratios:
    Return on average total assets....................        0.87%       0.64%       1.08%        1.09%       0.95%
    Return on average total stockholders' equity......       11.68        9.44       15.96        17.43       15.79
    Efficiency ratio (2)..............................       60.58       62.80       62.35        58.84       61.09
    Net interest margin (3)...........................        4.45        4.23        4.34         4.65        4.24

Asset Quality Ratios:
    Allowance for loan losses to loans................        2.19        1.83        1.80         1.72        1.72
    Nonperforming loans to loans (4)..................        1.41        1.38        1.24         1.12        0.99
    Allowance for loan losses
      to nonperforming loans (4)......................      154.52      132.29      144.36       153.47      172.66
    Nonperforming assets to loans
      and other real estate (5).......................        1.62        1.52        1.32         1.17        1.05
    Net loan charge-offs to average loans.............        0.61        1.01        0.45         0.17        0.22

Capital Ratios:
    Average total stockholders' equity
      to average total assets.........................        7.48        6.78        6.74         6.25        6.00
    Total risk-based capital ratio....................       10.27       10.68       10.53        10.21       10.05
    Leverage ratio....................................        7.62        6.45        7.24         7.46        7.15

---------------------------------
(1)  The comparability of the selected data presented is affected by  the acquisitions of 12 banks and three  branch offices during the five-year period ended December 31, 2003. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial  position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2)  Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3)  Net interest rate margin is the ratio of net  interest income (expressed on  a tax-equivalent basis) to average interest-earning assets.
(4)  Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.

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

         This discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and will not update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore not place undue reliance on forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

         Net income was $62.8 million, $45.2 million and $64.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our return on average assets and our return on average stockholders' equity increased to 0.87% and 11.68%, respectively, for the year ended December 31, 2003, compared to 0.64% and 9.44%, respectively, for 2002 and 1.08% and 15.96%, respectively, for 2001. Results for 2003 reflect increased net interest income and noninterest income and decreased provisions for loan losses, which were partially offset by higher operating expenses, primarily attributable to our acquisitions completed in 2003 and 2002, and increased provisions for income taxes. For the three months ended December 31, 2003 and 2002, our net income was $15.4 million and $14.8 million, respectively.

         The increase in net income for 2003 was primarily attributable to increased net interest income resulting from reduced deposit rates and earnings on our interest rate swap agreements associated with our interest rate risk management program in addition to increased gains on mortgage loans sold and held for sale. Results for 2003 also included a nonrecurring gain relating to the partial exchange of our investment in the common stock of Allegiant, for a 100% ownership interest in BSG, Ste. Genevieve, Missouri. Our remaining investment in the common stock of Allegiant was contributed in full to a previously established charitable foundation in late 2003. This nonrecurring charitable contribution expense was partially offset by the gain realized on the increase in the market value of the Allegiant common stock and the related income tax effects of the transaction. Throughout 2003, we continued to address residual problems in our loan and lease portfolio stemming from the 2002 decline in asset quality that was primarily a result of weak economic conditions within our markets. Our provisions for loan losses, which declined from 2002 levels, remained at higher-than-historical levels. We continue to closely monitor asset quality and address ongoing challenges posed by the current economic environment and expect nonperforming assets to remain at elevated levels during most of 2004. We have also focused our efforts on strengthening our net interest margin and growing noninterest income while managing operating expenses. Our net interest margin increased to 4.45% for the year ended December 31, 2003 compared to 4.23% for 2002. Noninterest income increased 29.9% in 2003, and our efficiency ratio improved to 60.58% in 2003 from 62.80% in 2002. This has placed us in a position to benefit from improved economic conditions as they occur. The decline in our earnings in 2002 primarily resulted from the reduced interest rate environment and weak economic conditions within our market areas, as well as the related decline in asset quality. Throughout 2002, we experienced higher than normal loan charge-offs, loan delinquencies and nonperforming loans that led to significant increases in the provision for loan losses, thereby reducing net income.

         The implementation of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of amortization of certain intangibles associated with the purchase of subsidiaries. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the year ended December 31, 2001 would have increased $8.1 million. In addition, the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $1.4 million, net of tax, which reduced net income. Excluding this item, net income would have been $65.9 million for the year ended December 31, 2001. Furthermore, on December 31, 2003, we implemented FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which resulted in the deconsolidation of our five statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The implementation of this Interpretation had no material effect on our financial position or results of operations.

Financial Condition and Average Balances

         Our average total assets were $7.18 billion for the year ended December 31, 2003, compared to $7.06 billion and $6.00 billion for the years ended December 31, 2002 and 2001, respectively. Total assets were $7.11 billion, $7.35 billion and $6.79 billion at December 31, 2003, 2002 and 2001, respectively. We attribute the $244.2 million decrease in total assets for 2003 to weak loan demand from our commercial customers, a reduction in loans and bank premises and equipment related to the divestiture of four branch offices, an anticipated level of deposit attrition associated with lower deposit rates, maturities and exchanges of investment securities and a decline in derivative financial instruments, partially offset by our acquisition of BSG on March 31, 2003, which provided assets of $115.1 million. We attribute the increase of $1.06 billion in total average assets for 2002 primarily to our 2002 acquisitions of Plains and the UP branches, which provided assets of $256.3 million and $63.7 million, respectively, and our acquisitions of Charter Pacific Bank, BYL Bancorp and Union, completed during the fourth quarter of 2001. The increase in total assets was partially offset by lower loan demand and an anticipated level of attrition associated with these acquisitions.

         The increase in average assets for 2003 was primarily funded by an increase in average deposits of $98.1 million to $6.05 billion for the year ended December 31, 2003, and an increase of $25.2 million in average other borrowings to $219.3 million for the year ended December 31, 2003. We utilized the majority of the funds generated from our deposit growth to invest in available-for-sale investment securities, reduce our subordinated debenture obligations and temporarily invest the remaining funds in federal funds sold, resulting in increases in average investment securities and average federal funds sold of $135.5 million and $19.8 million, respectively, to $957.4 million and $143.0 million, respectively, for the year ended December 31, 2003. The increase in average assets for 2002 was primarily funded by an increase in average deposits of $867.3 million to $5.96 billion for the year ended December 31, 2002, and an increase of $36.0 million in average other borrowings to $194.1 million for the year ended December 31, 2002. We utilized the majority of the funds generated from our deposit growth to invest in available-for-sale investment securities and the remaining funds were temporarily invested in federal funds sold, resulting in increases in average federal funds sold and average investment securities of $29.7 million and $364.5 million, respectively, to $123.3 million and $821.9 million, respectively, for the year ended December 31, 2002.

         Loans, net of unearned discount, averaged $5.39 billion, $5.42 billion and $4.88 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The acquisitions we completed during 2003 and 2002 provided loans, net of unearned discount, of $43.7 million and $151.0 million, respectively. We attribute the decrease in average loans in 2003 to general economic conditions resulting in continued weak loan demand and lower prevailing interest rates as well as increased competition within our markets areas. In addition to growth provided by acquisitions, for 2003, internal loan growth was provided by a $73.6 million increase in our real estate construction and development portfolio and a $100.6 million increase in our residential real estate mortgage portfolio due to increased volumes resulting from the current interest rate environment and our business strategy decision to retain a portion of our residential mortgage loan production that would have previously been sold in the secondary mortgage market. These increases were offset by a $204.2 million decline in our loans held for sale resulting from the timing of loans sales in the secondary mortgage market and reduced loan volumes in the fourth quarter of 2003, a continued decline in our lease financing portfolio of $59.5 million that is consistent with our overall business strategy to de-emphasize our commercial leasing activities, a $56.1 million decline in commercial, financial and agricultural loans and a $22.4 million decline in consumer and installment loans, net of unearned discount. The increase in average loans for 2002 was primarily due to loans provided by our acquisitions as well as a $36.1 million increase in residential real estate lending, offset by a $119.3 million decline in commercial lending as a result of reduced loan demand stemming from the then current economic conditions prevalent within our markets. We also experienced continued reductions in consumer and installment loans, net of unearned discount, which decreased $44.1 million to $79.1 million at December 31, 2002. This decrease reflects reductions in new loan volumes and the repayment of principal on our existing portfolio, and is also consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending. These changes result from the focus we have placed on our business development efforts and the portfolio repositioning that originally began in the mid-1990's. This repositioning provided for substantially all of our residential mortgage loan production to be sold in the secondary mortgage market and the origination of indirect automobile loans to be substantially reduced.

         Investment securities averaged $957.4 million, $821.9 million and $457.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, reflecting increases of $135.5 million and $364.5 million for the years ended December 31, 2003 and 2002, respectively. The increases in 2003 and 2002 are primarily attributable to increased purchases of available-for-sale investment securities due to reduced loan demand and deposit growth as well as our acquisitions of BSG and Plains, which provided us with $47.8 million and $81.0 million of investment securities in 2003 and 2002, respectively. The overall increase in 2003 was partially offset by the exchange of our Allegiant common stock for our ownership in BSG and the subsequent charitable contribution of our remaining Allegiant shares.

         Nonearning assets averaged $698.7 million for the year ended December 31, 2003, compared to $687.8 million and $563.0 million for the years ended December 31, 2002 and 2001, respectively. Derivative financial instruments averaged $78.7 million for the year ended December 31, 2003, compared to $72.8 million and $45.7 million for the years ended December 31, 2002 and 2001, respectively. However, our derivative financial instruments declined to $49.3 million at December 31, 2003 from $97.9 million at December 31, 2002, consistent with a decline in the fair value of certain derivative financial instruments. The increase for 2002 was primarily attributable to additional interest rate swap agreements entered into in 2002. Bank premises and equipment, net of depreciation and amortization, was $136.7 million at December 31, 2003, compared to $152.4 million and $149.6 million at December 31, 2002 and 2001, respectively. Our acquisitions, the purchase and remodeling of a new operations center and corporate administrative building during 2001 and the construction and/or renovation of various branch offices contributed to the increases in 2002 and 2001. In 2003, lower capital expenditures, continued depreciation and amortization, and the divestiture of four branch offices contributed to the overall decrease in bank premises and equipment. Intangible assets increased $6.6 million in 2003 and $26.7 million in 2002 and are primarily attributable to goodwill from our acquisitions of BSG, Plains and the purchase of the public shares of FBA of $3.4 million, $12.6 million and $14.6 million, respectively. In addition, we recorded core deposit intangibles of $3.5 million and $2.9 million, respectively, on our BSG and Plains acquisitions, further contributing to the overall increase.

         We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $6.05 billion, $5.96 billion and $5.09 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Total deposits decreased by $211.2 million to $5.96 billion at December 31, 2003 and primarily reflects an anticipated level of attrition associated with ongoing low deposit rates and continued aggressive competition within our market areas as well as an $88.3 million reduction in our deposit base associated with our divestiture of four branch offices in late 2003. The overall decline in deposits was partially offset by $93.7 million of deposits acquired from BSG. The deposit mix for 2003 reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than time deposits, and to further develop multiple account relationships with our customers. In 2002, total deposits increased by $488.9 million to $6.17 billion at December 31, 2002. We credit this increase primarily to our acquisitions and the expansion of our deposit product and service offerings available to our customer base. The increase for 2002 also reflects an increase in savings accounts offset by a decline in certain large commercial accounts due primarily to general economic conditions resulting from the fact that consumers are generally more inclined to retain a higher level of liquid assets during times of economic uncertainty.

         Other borrowings averaged $219.3 million, $194.1 million and $158.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in the average balance for 2003 reflects $100.0 million of term securities sold under agreements to repurchase that we entered into during the third quarter of 2003, offset by a $55.0 million reduction in federal funds purchased, a $30.2 million decrease in daily securities sold under agreements to repurchase principally in connection with the cash management activities of our commercial deposit customers as well as a $7.0 million reduction in Federal Home Loan Bank advances. The increase in the average balance for 2002 reflects a $54.1 million increase in daily securities sold under agreements to repurchase as well as a $15.0 million increase in federal funds purchased, offset by a $17.0 million decline in FHLB advances.

         Our note payable averaged $15.4 million, $17.9 million and $41.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our note payable increased $10.0 million to $17.0 million at December 31, 2003. The balance of our note payable at December 31, 2003 resulted from a $34.5 million advance in June 2003 to partially fund the redemption of $47.4 million of our subordinated debentures, and has subsequently been reduced by internally funded repayments. Our note payable decreased by $20.5 million to $7.0 million at December 31, 2002 due to repayments funded primarily through dividends from First Bank and the issuance of additional subordinated debentures in April 2002, offset by a $36.5 million advance utilized to fund our acquisition of Plains in January 2002. The $7.0 million advance drawn in December 2002 to partially fund our purchase of the public shares of FBA was repaid in February 2003.

         Subordinated debentures issued to our statutory and business trusts averaged $249.1 million, $265.5 million and $195.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. In November 2001, we issued $56.9 million of 9.00% subordinated debentures to First Preferred Capital Trust
III. Proceeds from this offering, net of underwriting fees and offering expenses, were $54.6 million and were used to reduce borrowings. Distributions paid on these subordinated debentures were $5.1 million for the years ended December 31, 2003 and 2002, and $640,000 for the year ended December 31, 2001.

In April 2002, we issued $25.8 million of variable rate subordinated debentures to First Bank Capital Trust in a private placement. Proceeds from this offering, net of underwriting fees and offering expenses, were $25.0 million and were used to reduce borrowings. Distributions paid on these subordinated debentures were $1.4 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. On March 20, 2003, we issued $25.8 million of 8.10% subordinated debentures to First Bank Statutory Trust in a private placement. Proceeds from this offering, net of underwriting fees and offering expenses, were $25.3 million. Distributions paid on these subordinated debentures were $1.7 million for the year ended December 31, 2003. On April 1, 2003, we issued $47.4 million of 8.15% subordinated debentures to First Preferred Capital Trust IV. Proceeds from this offering, net of underwriting fees and offering expenses, were $45.6 million. Distributions paid on these subordinated debentures were $2.9 million for the year ended December 31, 2003. Proceeds from the 2003 issuances of subordinated debentures, in addition to approximately $30.9 million in available cash and a $34.5 million advance on our note payable, were used for the May 5, 2003 redemption of the $88.9 million of 9.25% subordinated debentures that were issued to First Preferred Capital Trust in 1997, and the June 30, 2003 redemption of $47.4 million of 8.50% subordinated debentures that were issued to First America Capital Trust in 1998.

         Stockholders' equity averaged $537.6 million, $478.6 million and $404.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We primarily attribute the increase for 2003 to net income of $62.8 million, offset by dividends paid on our Class A and Class B preferred stock, and a $31.3 million decrease in accumulated other comprehensive income which was comprised of $21.3 million associated with the change in our derivative financial instruments and $10.0 million associated with the change in our unrealized gains and losses on available-for-sale investment securities. The increase for 2002 is attributable to net income of $45.2 million and an increase in accumulated other comprehensive income of $26.2 million, offset by dividends paid on our Class A and Class B preferred stock. The $26.2 million increase in accumulated other comprehensive income reflects $17.3 million associated with our derivative financial instruments and $8.9 million associated with the change in unrealized gains and losses on our available-for-sale investment securities.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                      Years Ended December 31,
                                        --------------------------------------------------------------------------------------
                                                    2003                            2002                        2001
                                        ----------------------------   ---------------------------  --------------------------
                                                    Interest                       Interest                     Interest
                                         Average    Income/  Yield/      Average   Income/  Yield/    Average   Income/  Yield/
                                         Balance    Expense   Rate       Balance   Expense   Rate     Balance   Expense   Rate
                                         -------    -------   ----       -------   -------   ----     -------   -------   ----
                                                                  (dollars expressed in thousands)

                   ASSETS
                   ------

Interest-earning assets:
    Loans: (1) (2) (3)
       Taxable........................ $5,369,046   354,649    6.61%   $5,408,018  389,090    7.19% $4,876,615   411,663  8.44%
       Tax-exempt (4).................     16,317     1,266    7.76        16,490    1,495    9.07       7,684       754  9.81
    Investment securities:
       Taxable........................    914,357    32,442    3.55       773,871   31,845    4.12     439,537    26,886  6.12
       Tax-exempt (4).................     43,074     2,672    6.20        48,078    2,869    5.97      17,910     1,366  7.63
    Federal funds sold and other......    143,046     1,502    1.05       123,285    1,949    1.58      93,561     5,458  5.83
                                       ----------   -------            ----------  -------          ----------   -------
         Total interest-
           earning assets.............  6,485,840   392,531    6.05     6,369,742  427,248    6.71   5,435,307   446,127  8.21
                                                    -------                        -------                       -------
Nonearning assets.....................    698,740                         687,843                      562,991
                                       ----------                      ----------                   ----------
         Total assets................. $7,184,580                      $7,057,585                   $5,998,298
                                       ==========                      ==========                   ==========

               LIABILITIES AND
            STOCKHOLDERS' EQUITY
            --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing
         demand deposits.............. $  852,104     5,470    0.64%   $  755,879    7,551    1.00% $  507,011     7,019  1.38%
       Savings deposits...............  2,147,573    23,373    1.09     1,991,510   35,668    1.79   1,548,441    50,388  3.25
       Time deposits (3)..............  2,046,741    54,276    2.65     2,295,431   85,049    3.71   2,278,263   125,131  5.49
                                       ----------   -------            ----------  -------          ----------   -------
         Total interest-
           bearing deposits...........  5,046,418    83,119    1.65     5,042,820  128,268    2.54   4,333,715   182,538  4.21
    Other borrowings..................    219,264     2,243    1.02       194,077    3,450    1.78     158,047     5,847  3.70
    Note payable (5)..................     15,418       785    5.09        17,947    1,032    5.75      41,590     2,629  6.32
    Subordinated debentures (3).......    249,146    17,879    7.18       265,503   24,801    9.34     195,523    19,232  9.84
                                       ----------   -------            ----------  -------          ----------   -------
         Total interest-
           bearing liabilities........  5,530,246   104,026    1.88     5,520,347  157,551    2.85   4,728,875   210,246  4.45
                                                    -------                        -------                       -------
Noninterest-bearing liabilities:
    Demand deposits...................  1,007,400                         912,915                      754,763
    Other liabilities.................    109,357                         145,731                      110,553
                                       ----------                      ----------                   ----------
         Total liabilities............  6,647,003                       6,578,993                    5,594,191
Stockholders' equity..................    537,577                         478,592                      404,107
                                       ----------                      ----------                   ----------
         Total liabilities and
           stockholders' equity....... $7,184,580                      $7,057,585                   $5,998,298
                                       ==========                      ==========                   ==========
Net interest income...................              288,505                        269,697                       235,881
                                                    =======                        =======                       =======
Interest rate spread..................                         4.17                           3.86                        3.76
Net interest margin (6)...............                         4.45%                          4.23%                       4.34%
                                                               ====                           ====                        ====
-----------------------------
(1)   For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   Interest income and interest expense includes the effects of interest rate swap agreements.
(4)   Information  is  presented  on  a  tax-equivalent  basis assuming a tax rate of 35%.  The tax-equivalent adjustments were approximately $1.4 million, $1.5 million and $742,000 for the years ended December 31, 2003, 2002 and 2001, respectively.
(5)   Interest expense on our note payable includes commitment, arrangement and renewal fees.
(6)   Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

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

                                                          Increase (Decrease) Attributable to Change in:
                                                ----------------------------------------------------------------
                                                 December 31, 2003 Compared          December 31, 2002 Compared
                                                     to December 31, 2002               to December 31, 2001
                                               -------------------------------    ------------------------------
                                                                          Net                               Net
                                               Volume        Rate       Change     Volume      Rate       Change
                                               ------        ----       ------     ------      ----       ------
                                                                 (dollars expressed in thousands)
Interest earned on:
    Loans: (1)(2)(3)
       Taxable.............................  $ (2,824)    (31,617)    (34,441)    42,110     (64,683)    (22,573)
       Tax-exempt (4)......................       (16)       (213)       (229)       802         (61)        741
    Investment securities:
       Taxable.............................     5,345      (4,748)        597     15,767     (10,808)      4,959
       Tax-exempt (4)......................      (305)        108        (197)     1,858        (355)      1,503
    Federal funds sold and other...........       278        (725)       (447)     1,349      (4,858)     (3,509)
                                             --------     -------     -------    -------     -------     -------
           Total interest income...........     2,478     (37,195)    (34,717)    61,886     (80,765)    (18,879)
                                             --------     -------     -------    -------     -------     -------
Interest paid on:
    Interest-bearing demand deposits.......       878      (2,959)     (2,081)     2,809      (2,277)        532
    Savings deposits.......................     2,602     (14,897)    (12,295)    11,866     (26,586)    (14,720)
    Time deposits (3) .....................    (8,461)    (22,312)    (30,773)       932     (41,014)    (40,082)
    Other borrowings.......................       406      (1,613)     (1,207)     1,121      (3,518)     (2,397)
    Note payable (5).......................      (136)       (111)       (247)    (1,378)       (219)     (1,597)
    Subordinated debentures (3)............    (1,456)     (5,466)     (6,922)     6,589      (1,020)      5,569
                                             --------     -------     -------    -------     -------     -------
           Total interest expense..........    (6,167)    (47,358)    (53,525)    21,939     (74,634)    (52,695)
                                             --------     -------     -------    -------     -------     -------
           Net interest income.............  $  8,645      10,163      18,808     39,947      (6,131)     33,816
                                             ========     =======     =======    =======     =======     =======
-----------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense includes the effect of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5) Interest expense on our note payable includes commitment, arrangement and renewal fees.

Net Interest Income

         The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income (expressed on a tax-equivalent basis) increased to $288.5 million, or 4.45% of average interest-earning assets, for the year ended December 31, 2003, from $269.7 million, or 4.23% of interest-earning assets, and $235.9 million, or 4.34% of interest-earning assets, for the years ended December 31, 2002 and 2001, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed in 2002 and 2003, reduced deposit rates and earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program, which mitigate the effects of decreasing interest rates. These derivative financial instruments used to hedge our interest rate risk contributed $64.6 million, $53.0 million and $23.4 million, respectively, to net interest income for the years ended December 31, 2003, 2002 and 2001. The improved net interest income is also attributable to a $63.1 million net reduction in our outstanding subordinated debentures. As more fully described in
Note 12 to our Consolidated Financial Statements, in 2003, we redeemed $136.3 million of subordinated debentures that were issued during 1997 and 1998, and we issued $25.8 million of subordinated debentures to First Bank Statutory Trust and $47.4 million of subordinated debentures to First Preferred Capital Trust
IV. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall interest expense associated with our subordinated debentures. In addition, earning assets increased as a result of our acquisitions of BSG in 2003, which provided assets of $115.1 million, and Plains and two Texas branch purchases in 2002, which provided assets of $256.3 million and $63.7 million, respectively. The increase in net interest income, however, was partially offset by prevailing lower interest rates, generally weak loan demand and overall economic conditions that continue to exert pressure on our net interest margin. The increase in net interest income for 2002 was primarily attributable to the net interest-earning assets provided by our acquisitions and earnings on our interest rate swap agreements, including additional swap agreements entered into in May and June 2002, partially offset by reductions in prevailing interest rates, the issuance of additional subordinated debentures, generally weaker loan demand and overall economic conditions, which resulted in a reduction in our net interest margin. In 2002, we issued $25.8 million of variable rate subordinated debentures to First Bank Capital Trust. The overall increase in interest expense on subordinated debentures in 2002 also reflects a change in estimate reducing the period over which our deferred issuance costs are being amortized from maturity date to call date. This change in estimate was deemed necessary as a result of the significant decline in prevailing interest rates during 2001, which increased the likelihood that we would redeem certain of our subordinated debentures prior to maturity. Subsequently, the decline in prevailing interest rates lead to the 2003 redemption of certain of our subordinated debentures prior to maturity and the issuance of additional subordinated debentures at lower interest rates, as discussed above, while providing replacement regulatory capital through the associated trust preferred securities issued by our financing trusts.

         Average total loans, net of unearned discount, were $5.39 billion for the year ended December 31, 2003, in comparison to $5.42 billion and $4.88 billion for the years ended December 31, 2002 and 2001, respectively. The yield on our loan portfolio decreased to 6.61% for the year ended December 31, 2003, in comparison to 7.20% for 2002 and 8.44% for 2001. We attribute the overall decline in yields and the decline in our net interest rate margin in 2002 primarily to the decreases in prevailing interest rates. During the period from January 1, 2001 through December 31, 2003, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate 13 times, resulting in 13 decreases in the prime rate of interest from 9.50% to 4.00%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above and under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements and the net reduction of our outstanding subordinated debentures.

         For the years ended December 31, 2003, 2002 and 2001, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 1.65%, 2.54% and 4.21%, respectively. We attribute the decline primarily to significantly decreased rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. However, the continued competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges further contributed to the overall reduction in deposit rates paid on time deposits.

         The aggregate weighted average rate on our note payable decreased to 5.09% for the year ended December 31, 2003, from 5.75% and 6.32% for the years ended December 31, 2002 and 2001, respectively. The overall changes in the weighted average rates paid reflect changing market interest rates during these periods. Amounts outstanding under our $60.0 million revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been mitigated by the reductions in the prime lending rate and in the average outstanding balance of our note payable in 2002 and 2003 as compared to 2001. During 2001, our note payable was fully repaid from the proceeds of our issuance of subordinated debentures to First Preferred Capital Trust III. In December 2001, we obtained a $27.5 million advance to fund our acquisition of Union and in January and December 2002, we utilized the note payable to fund our acquisitions of Plains and the public shares of FBA, respectively. The $7.0 million balance of our note payable at December 31, 2002 was fully repaid in February 2003. The balance of our note payable at December 31, 2003 resulted from a $34.5 million advance drawn in June 2003 to partially fund our redemption of $47.4 million of subordinated debentures, and has been subsequently reduced by $17.5 million of internally funded repayments. The aggregate weighted average rate paid on our other borrowings also declined to 1.02% for the year ended December 31, 2003, as compared to 1.78% and 3.70% for 2002 and 2001, respectively, reflecting reductions in the current interest rate environment.

         The aggregate weighted average rate paid on our subordinated debentures was 7.18%, 9.34% and 9.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The decreased rate for 2003 primarily reflects the redemption of $136.3 million of subordinated debentures and the issuance of $73.2 million of subordinated debentures at lower interest rates as well as the earnings impact of our interest rate swap agreements entered into in 2002 and in March and April 2003. The decreased rate for 2002 reflects the net interest differential earnings impact of $4.5 million associated with our interest rate swap agreements entered into in May and June 2002. The decline was partially offset by the additional expense of our subordinated debentures issued in November 2001 and April 2002 as well as a change in estimate regarding the period over which the deferred issuance costs associated with these obligations are being amortized. As further discussed in Note 12 to our Consolidated Financial Statements, this change in estimate resulted in a reduction of net income in the amount of approximately $2.8 million for the year ended December 31, 2002, as compared to what results would have been without the change.

Comparison of Results of Operations for 2003 and 2002

         Net Income. Net income was $62.8 million for the year ended December 31, 2003, compared to $45.2 million for 2002. Our return on average assets and our return on average stockholders' equity were 0.87% and 11.68%, respectively, for the year ended December 31, 2003, compared to 0.64% and 9.44%, respectively, for 2002. Results for 2003 reflect increased net interest income and noninterest income and decreased provisions for loan losses, partially offset by higher operating expenses and increased provisions for income taxes. The provision for loan losses, although higher than historical averages, is indicative of the current economic environment, reflected in continued higher loan charge-off, past due and nonperforming trends as further discussed under "--Provision for Loan Losses." Increased net interest income is primarily attributable to reduced deposit rates and earnings on our interest rate swap agreements, as further discussed under "--Net Interest Income." We attribute the increased noninterest income to gains on mortgage loans sold and held for sale, net gain on sales of available-for-sale investment securities and net gains on the divestiture of four branch offices as further discussed under "--Noninterest Income," partially offset by reduced other income and net gain on derivative instruments as further discussed under "--Interest Rate Risk Management." The overall increase in operating expenses for 2003, as further discussed under "--Noninterest Expense," was primarily due to general increases in salaries and employee benefit expenses, write-downs on operating leases associated with our commercial leasing business and charitable contribution expense related to the contribution of our shares of Allegiant common stock in late 2003.

         Provision  for Loan  Losses.  The  provision  for loan losses was $49.0 million  and $55.5  million  for the years  ended  December  31,  2003 and 2002, respectively. We experienced a higher level of problem loans, related charge-offs and past due loans during 2002 due to overall economic conditions within our market areas, problems identified in two acquired loan portfolios and deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. We experienced further deterioration in our commercial leasing portfolio in 2003, contributing to continued higher-than-historical provisions for loan losses as further discussed under "--Lending Activities" and "--Loans and Allowance for Loan Losses." Net loan charge-offs were $32.7 million and $54.6 million for the years ended December 31, 2003 and 2002, respectively. Net loan charge-offs, unrelated to our commercial leasing portfolio, included a $6.1 million net charge-off on one significant credit relationship in 2003 and $38.6 million on ten significant credit relationships in 2002. Our nonperforming loans increased to $75.4 million at December 31, 2003 from $75.2 million at December 31, 2002, further contributing to the need for higher-than-historical provisions for loan losses in 2003. Our loan policy requires all loans to be placed on a nonaccrual status once principal or interest payments become 90 days past due. Our general procedures for monitoring these loans allow individual loan officers to submit a written request for approval to continue the accrual of interest on loans that become 90 days past due. These requests must be submitted for approval consistent with the authority levels provided in our credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is placed on nonaccrual status. Management expects nonperforming assets to remain at the higher levels recently experienced and considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2003 and 2002:

                                                                                  December 31,         Increase (Decrease)
                                                                             --------------------      -------------------
                                                                                2003      2002          Amount       %
                                                                                ----      ----          ------      ---
                                                                                  (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  36,113     30,978        5,135      16.58%
        Gain on mortgage loans sold and held for sale.....................     15,645      6,471        9,174     141.77
        Net gain on sales of available-for-sale investment securities.....      8,761         90        8,671   9,634.44
        Gain on sales of branches, net of expenses........................      3,992         --        3,992     100.00
        Bank-owned life insurance investment income.......................      5,469      5,928         (459)     (7.74)
        Net gain on derivative instruments................................        496      2,181       (1,685)    (77.26)
        Other.............................................................     17,232     21,863       (4,631)    (21.18)
                                                                            ---------    -------      -------
              Total noninterest income....................................  $  87,708     67,511       20,197      29.92
                                                                            =========    =======      =======   ========

                                                                                 December 31,         Increase (Decrease)
                                                                            ---------------------     -------------------
                                                                              2003         2002        Amount       %
                                                                              ----         ----        ------      ---
                                                                                  (dollars expressed in thousands)

     Noninterest expense:
        Salaries and employee benefits....................................  $  95,441     89,569      5,872       6.56%
        Occupancy, net of rental income...................................     20,940     21,030        (90)     (0.43)
        Furniture and equipment...........................................     18,286     17,495        791       4.52
        Postage, printing and supplies....................................      5,100      5,556       (456)     (8.21)
        Information technology fees.......................................     32,136     32,135          1        --
        Legal, examination and professional fees..........................      8,131      9,284     (1,153)    (12.42)
        Amortization of intangibles associated with
           the purchase of subsidiaries...................................      2,506      2,012        494      24.55
        Communications....................................................      2,667      3,166       (499)    (15.76)
        Advertising and business development..............................      4,271      5,023       (752)    (14.97)
        Charitable contributions..........................................      5,334        204      5,130   2,514.71
        Other.............................................................     32,257     25,338      6,919      27.31
                                                                            ---------   --------    -------
              Total noninterest expense...................................  $ 227,069    210,812     16,257       7.71
                                                                            =========   ========    =======   ========

         Noninterest Income. Noninterest income was $87.7 million for the year ended December 31, 2003, compared to $67.5 million for 2002. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gain on sales of available-for-sale investment securities, bank-owned life insurance investment income and other income.

         Service charges on deposit accounts and customer service fees increased to $36.1 million for 2003, from $31.0 million for 2002. We attribute the increase in service charges and customer service fees to:

         >>    our acquisitions completed during 2002 and 2003;

         >> additional products and services available and utilized by our retail and commercial customers;

         >> increased fee income resulting from revisions of customer service charge rates effective July 1, 2002, and enhanced control of fee waivers; and

         >>    increased   income   associated  with  automated  teller  machine
               services and debit cards.

         The gain on mortgage loans sold and held for sale increased to $15.6 million from $6.5 million for the years ended December 31, 2003 and 2002, respectively. The increase reflects the continued growth of our mortgage banking activities in addition to overall reductions in mortgage loan rates that contributed to higher volumes of new originations and refinancings, partially offset by increased commissions paid to mortgage loan originators associated with the higher loan volumes. We experienced a slowdown in overall loan volumes in the fourth quarter of 2003 resulting in a decline in gains on mortgage loans sold and held for sale, and we expect this trend to continue in 2004.

         Noninterest income for the years ended December 31, 2003 and 2002 includes net gains on sales of available-for-sale investment securities of $8.8 million and $90,000, respectively. The net gain for 2003 includes a $6.3 million gain on the exchange of our Allegiant common stock for a 100% ownership interest in BSG in the first quarter of 2003 and a $2.3 million gain realized on the subsequent contribution of our remaining shares of Allegiant common stock to a previously established charitable foundation in the fourth quarter of 2003, partially offset by a $431,000 impairment loss resulting from a permanent decline in the fair value of an equity fund investment. The net gain for 2002 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         During the fourth quarter of 2003, we recorded a $4.0 million gain, net of expenses, on the sale of four branch offices in eastern Missouri and central and northern Illinois, as further discussed in Note 2 to our Consolidated Financial Statements.

         Bank-owned life insurance income was $5.5 million for the year ended December 31, 2003, in comparison to $5.9 million in 2002. The decrease for 2003 reflects a reduced return on this product primarily associated with the reduced interest rate environment and overall market conditions.

         The net gain on derivative instruments was $496,000 for the year ended December 31, 2003, in comparison to $2.2 million in 2002. The decrease in the net gain on derivative instruments reflects changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. The lower 2003 net gain also reflects the discontinuation of hedge accounting treatment on two interest rate swap agreements that mature in January

2004, resulting from the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities as further discussed under "--Interest Rate Risk Management."

         Other income was $17.2 million and $21.9 million for the years ended December 31, 2003 and 2002, respectively. We attribute the primary components of the decrease in other income to:

         >>    decreased  loan   servicing   fees  of  $4.2  million   primarily
               attributable to increased amortization of mortgage servicing rights and a higher level of interest shortfall. This decline partially offsets the continued growth of our mortgage banking activities due to overall reductions in mortgage loan rates and higher origination and refinancing volumes;

         >> a decline of $419,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand;

         >> a decrease of $830,000 in rental income associated with our reduced commercial leasing activities;

         >> a gain of approximately $448,000 in 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000; and

         >> a loss of $386,000 on the sale of a vacant branch office building in 2003; partially offset by

         >> a decrease in net losses of approximately $393,000 associated with the sale or write-down of repossessed assets, primarily related to leasing equipment associated with our commercial leasing business. Leasing equipment write-downs related solely to certain aircraft and aircraft equipment and parts were $855,000 and $1.2 million in 2003 and 2002, respectively;

         >> increased portfolio management fee income of $605,000 associated with our Institutional Money Management Division;

         >>    increased income of $569,000 from standby letters of credit;

         >>    higher  earnings   associated  with  our  international   banking
               products;

         >> increased rental fees from First Services, L.P. of approximately $385,000 for the use of data processing and other equipment owned by First Bank; and

         >>    our acquisitions completed during 2002 and 2003.

         Noninterest Expense. Noninterest expense was $227.1 million for the year ended December 31, 2003, in comparison to $210.8 million for 2002. The increase for 2003 reflects the noninterest expense of our acquisitions completed during 2002 and 2003, as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses, write-downs on operating leases associated with our commercial leasing business and charitable contributions expense.

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

         >> costs associated with a planned exit of an activity of the acquired entity that is not associated with or is not expected to generate revenues after the consummation date (e.g. credit card lending). These costs are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill. These costs are infrequently encountered and, for all periods presented, are not material to our operations;

         >> planned involuntary employee termination benefits (severance costs) as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements; and

         >> contractual obligations of the acquired entities that existed prior to the consummation date that either have no economic benefit to the combined entity or have a penalty that we will incur to cancel the contractual obligation. These contractual obligations generally relate to existing data processing contracts of the acquired entities that include penalties for early termination. In conjunction with the merger and integration of our acquisitions, the acquired entities are converted to our existing data processing and information technology systems. Consequently, the costs associated with terminating the existing contracts of the acquired entities are generally recorded as of the consummation date through the establishment of an accrued liability with the offsetting adjustment recorded as an increase to goodwill as further discussed under "--Acquisitions - Acquisition and Integration Costs" and Note 2 to our Consolidated Financial Statements.

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

         Salaries and employee benefits increased by $5.9 million to $95.4 million from $89.6 million for the years ended December 31, 2003 and 2002, respectively. We primarily associate the increase with our 2002 and 2003 acquisitions; overall higher salary and employee benefit costs associated with employing and retaining qualified personnel; additions to staff to enhance senior management expertise and expand our product lines, partially offset by staff realignments surrounding our core business strategies; and increased medical benefit costs associated with an overall increase in medical claims and increasing costs.

         Occupancy, net of rental income, and furniture and equipment expense totaled $39.2 million and $38.5 million for the years ended December 31, 2003 and 2002, respectively. We primarily attribute the continued higher levels of expense to acquisitions, technology equipment expenditures, continued expansion and renovation of various corporate and branch offices, the relocation of certain branches and operational areas and increased depreciation expense associated with capital expenditures. Included in these expenses are a $1.0 million lease termination obligation incurred in 2003 associated with the relocation of our San Francisco-based loan administration department to southern California and a $1.4 million lease buyout obligation in 2002 on a California facility acquired through a previous acquisition.

         Information technology fees were $32.1 million for the years ended December 31, 2003 and 2002. As discussed in Note 19 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. We attribute the consistently higher level of fees to growth and technological advancements consistent with our product and service offerings, and continued expansion and upgrades to technological equipment, networks and communication channels. These increases were partially offset by expense reductions of $554,000 associated with the data processing conversions of Union, Plains and the Denton and Garland, Texas branch purchases in 2002.

         Legal, examination and professional fees were $8.1 million and $9.3 million for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily attributable to various fees paid in 2002 related to our commercial leasing portfolio. This decrease was partially offset by a slight increase in other legal, examination and professional fees associated with our continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation related to acquired entities.

         Amortization of intangibles associated with the purchase of subsidiaries was $2.5 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively. The increase is due to the core deposit intangibles associated with our 2002 and 2003 acquisitions.

         Communications and advertising and business development expenses decreased $1.3 million to $6.9 million from $8.2 million for the years ended December 31, 2003 and 2002, respectively, primarily as a result of our continued efforts to reduce these expenses through renegotiation of contracts, reductions in the level of advertising and promotional activities and ongoing cost containment efforts.

         Charitable contribution expense was $5.3 million and $204,000 for the years ended December 31, 2003 and 2002, respectively. We recorded contribution expense of $5.1 million in the fourth quarter of 2003 related to the contribution of our remaining shares of Allegiant common stock as further discussed under "--Overview" and "--Acquisitions - Closed Acquisitions and Other Corporate Transactions."

         Other expense was $32.3 million and $25.3 million for the years ended December 31, 2003 and 2002, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense for 2003, as compared to 2002, to:

         >> increased write-downs of $4.2 million on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values. These write-downs were $6.8 million for the year ended December 31, 2003, compared to $2.6 million in 2002;

         >> increased expenses on other real estate of $1.6 million, including gains and losses on sales of other real estate properties. The majority of these increased expenditures were associated with the operation of the residential and recreational development property transferred to other real estate in January 2003 and further discussed under "--Loans and Allowance for Loan Losses" and in Note 25 to our Consolidated Financial Statements;

         >> a $1.0 million specific reserve established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit that we subsequently funded as a loan in January 2004;

         >> expenses associated with our acquisitions completed during 2002 and 2003; and

         >>    continued   growth  and  expansion  of  our  banking   franchise;
               partially offset by

         >> reductions in various expenses, primarily including travel, meals and entertainment, director's fees and transfer agent fees associated with economies achieved from completion of our purchase of the minority interest in FBA on December 31, 2002, resulting in the elimination of the requirements for separate public financial reporting of this subsidiary.

         Provision for Income Taxes. The provision for income taxes was $36.0 million for the year ended December 31, 2003, representing an effective income tax rate of 36.4%, in comparison to $22.8 million, representing an effective income tax rate of 32.8%, for the year ended December 31, 2002. The increase in the effective income tax rate is primarily attributable to higher taxable income and the merger of our two bank charters, which has resulted in higher taxable income allocations in states where we file separate state tax returns.

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

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 2002 and 2001:

                                                                                December 31,         Increase (Decrease)
                                                                            ---------------------    -------------------
                                                                              2002         2001        Amount       %
                                                                              ----         ----        ------      ---
                                                                                   (dollars expressed in thousands)

     Noninterest income:
        Service charges on deposit accounts and customer service fees.....  $  30,978     22,865      8,113      35.48%
        Gain on mortgage loans sold and held for sale.....................      6,471      5,469      1,002      18.32
        Net gain on sales of available-for-sale investment securities.....         90     18,722    (18,632)    (99.52)
        Bank-owned life insurance investment income.......................      5,928      4,415      1,513      34.27
        Net gain on derivative instruments................................      2,181     18,583    (16,402)    (88.26)
        Other.............................................................     21,863     19,041      2,822      14.82
                                                                            ---------    -------    -------
              Total noninterest income....................................  $  67,511     89,095    (21,584)    (24.23)
                                                                            =========    =======    =======     ======

     Noninterest expense:
        Salaries and employee benefits....................................  $  89,569     83,938      5,631       6.71%
        Occupancy, net of rental income...................................     21,030     17,432      3,598      20.64
        Furniture and equipment...........................................     17,495     12,612      4,883      38.72
        Postage, printing and supplies....................................      5,556      4,869        687      14.11
        Information technology fees.......................................     32,135     26,981      5,154      19.10
        Legal, examination and professional fees..........................      9,284      6,988      2,296      32.86
        Amortization of intangibles associated with
           the purchase of subsidiaries...................................      2,012      8,248     (6,236)    (75.61)
        Communications....................................................      3,166      3,247        (81)     (2.49)
        Advertising and business development..............................      5,023      5,237       (214)     (4.09)
        Charitable contributions..........................................        204        125         79      63.20
        Other.............................................................     25,338     32,480     (7,142)    (21.99)
                                                                            ---------    -------    -------
              Total noninterest expense...................................  $ 210,812    202,157      8,655       4.28
                                                                            =========    =======    =======     ======

         Noninterest Income. Noninterest income was $67.5 million for the year ended December 31, 2002, compared to $89.1 million for 2001. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, bank-owned life insurance investment income, net gains on derivative instruments and other income.

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

         The gain on mortgage loans sold and held for sale increased to $6.5 million from $5.5 million for the years ended December 31, 2002 and 2001, respectively. The increase is primarily attributable to a significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage loan rates experienced in 2001 and 2002 as well as the continued expansion of our mortgage banking activities. This increase is partially offset by higher commissions paid to our mortgage loan originators due to increased loan volumes.

         Noninterest income for the years ended December 31, 2002 and 2001 includes net gains on the sale of available-for-sale investment securities of $90,000 and $18.7 million, respectively. The net gain for 2002 resulted primarily from the sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives. The net gain in 2001 results from a $19.1 million gain recognized in conjunction with the exchange of an equity investment in the common stock of an unaffiliated publicly-traded financial institution for $10.0 million in cash and a $14.4 million equity investment in Allegiant common stock. We owned 7.47% and 7.93% of the outstanding shares of Allegiant common stock at December 31, 2002 and 2001, respectively. This gain was partially offset by a net loss that resulted from the liquidation of certain equity investment securities.

         Bank-owned life insurance income was $5.9 million for the year ended December 31, 2002, in comparison to $4.4 million for the comparable period in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments, which improved our return on this product, as well as the reinvestment of earnings.

         The net gain on derivative instruments was $2.2 million for the year ended December 31, 2002, in comparison to $18.6 million in 2001. The decrease in income from derivative instruments reflects $4.1 million of gains resulting from the terminations of certain interest rate swap agreements in 2001, the sale of our interest rate floor agreements in 2001 and ongoing changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities.

         Other income was $21.9 million and $19.0 million for the years ended December 31, 2002 and 2001, respectively. We attribute the primary components of the increase in other income to:

         >>    our acquisitions completed during 2001 and 2002;

         >> increased portfolio management fee income of $789,000 associated with our Institutional Money Management Division;

         >> increased earnings associated with our international banking products;

         >> increased rental income associated with our commercial leasing activities;

         >> increased rental fees from First Services, L.P. for the use of data processing and other equipment owned by First Bank; and

         >> a gain of approximately $448,000 in March 2002 on the sale of certain operating lease equipment associated with equipment leasing activities that we acquired in conjunction with our acquisition of Bank of San Francisco in December 2000; partially offset by

         >> a $1.9 million gain on the sale, net of expenses, of our credit card portfolio in 2001. The sale of this portfolio was consistent with our strategic decision to exit this product line and enter into an agent relationship with a larger credit card provider; and

         >> the write-down of approximately $943,000 on certain aircraft and aircraft parts equipment associated with our commercial leasing operation to its estimable recoverable value in June 2002. The write-down of these assets became necessary as a result of the continued decline in the airline industry, primarily associated with the terrorist attacks on September 11, 2001, and the oversupply in the market for liquidating this type of equipment.

         Noninterest Expense. Noninterest expense was $210.8 million for the year ended December 31, 2002, in comparison to $202.2 million for 2001. The increase for 2002 reflects the noninterest expense of our acquisitions completed during 2001 and 2002, particularly information technology fees associated with integrating the acquired entities' systems, as well as general increases in salaries and employee benefit expenses, occupancy and furniture and equipment expenses and information technology fees, offset by a decline in amortization of intangibles associated with the purchase of subsidiaries and other expense.

         Salaries and employee benefits increased by $5.6 million to $89.6 million from $83.9 million for the years ended December 31, 2002 and 2001, respectively. We primarily associate the increase with our 2001 and 2002 acquisitions. However, the increase also reflects higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

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

         Other expense was $25.3 million and $32.5 million for the years ended December 31, 2002 and 2001, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, advertising and business development, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes.

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

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios may differ significantly from those within its deposit structure. The nature of the loan and deposit markets within which a financial institution operates, and its objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics that operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, potentially leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.

         We strive to manage our interest rate risk by:

         >> maintaining an Asset Liability Committee, or ALCO, responsible to our Board of Directors, to review the overall interest rate risk management activity and approve actions taken to reduce risk;

         >> employing a financial simulation model to determine our exposure to changes in interest rates;

         >>    coordinating  the  lending,   investing  and   deposit-generating
               functions to control the assumption of interest rate risk; and

         >> utilizing various financial instruments, including derivatives, to offset inherent interest rate risk should it become excessive.

         The objective of these procedures is to limit the adverse impact that changes in interest rates may have on our net interest income.

         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President, Chief Executive Officer and Chief Financial Officer, Chief Operating Officer, Chief Credit Officer, Chief Investment Officer and the senior executives of finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

         In managing sensitivity, we strive to reduce the adverse impact on earnings by managing interest rate risk within internal policy constraints. Our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we project our net income over a two-year horizon on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario.

         We are "asset-sensitive," indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 7.9% of net interest income, based on assets and liabilities at December 31, 2003. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.

         We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2003, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   three       six        Over
                                                        Three     through    through       one       Over
                                                       months       six      twelve      through     five
                                                       or less    months     months    five years    years    Total
                                                       -------    ------     ------    ----------    -----    -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $3,844,993    335,570    469,483    645,715     32,314  5,328,075
   Investment securities..........................     139,225     79,084    200,928    499,846    130,631  1,049,714
   Short-term investments.........................      33,735         --         --         --         --     33,735
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets..............   4,017,953    414,654    670,411  1,145,561    162,945  6,411,524
   Effect of interest rate swap agreements........  (1,100,000)        --    600,000    500,000         --         --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-earning assets
         after the effect of interest
         rate swap agreements.....................  $2,917,953    414,654  1,270,411  1,645,561    162,945  6,411,524
                                                    ==========  =========  =========  =========  =========  =========
Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $  311,911    193,890    126,450     92,730    118,020    843,001
   Money market accounts..........................   1,708,844         --         --         --         --  1,708,844
   Savings accounts...............................      71,373     58,777     50,381     71,373    167,935    419,839
   Time deposits..................................     389,393    340,083    531,105    694,624        359  1,955,564
   Other borrowings...............................     166,479         --         --    106,000      1,000    273,479
   Note payable...................................          --         --     17,000         --         --     17,000
   Subordinated debentures........................          --         --         --         --    209,320    209,320
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities.........   2,648,000    592,750    724,936    964,727    496,634  5,427,047
   Effect of interest rate swap agreements........     276,200         --         --   (150,000)  (126,200)        --
                                                    ----------  ---------  ---------  ---------  ---------  ---------
       Total interest-bearing liabilities
         after the effect of interest
         rate swap agreements.....................  $2,924,200    592,750    724,936    814,727    370,434  5,427,047
                                                    ==========  =========  =========  =========  =========  =========
Interest-sensitivity gap:
   Periodic.......................................  $   (6,247)  (178,096)   545,475    830,834   (207,489)   984,477
                                                                                                            =========
   Cumulative.....................................      (6,247)  (184,343)   361,132  1,191,966    984,477
                                                    ==========  =========  =========  =========  =========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
     Periodic.....................................        1.00       0.70       1.75       2.02       0.44       1.18
                                                                                                            =========
     Cumulative...................................        1.00       0.95       1.09       1.24       1.18
                                                    ==========  =========  =========  =========  =========
--------------------------------
(1) Loans are presented net of unearned discount.

         Management made certain assumptions in preparing the foregoing table. These assumptions included:

         >>    loans will repay at projected repayment rates;

         >> mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

         >> interest-bearing demand accounts and savings accounts will behave in a projected manner with regard to their interest rate sensitivity; and

         >>    fixed maturity deposits will not be withdrawn prior to maturity.

         A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

         At December 31, 2003, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $361.1 million, or 5.08% of total assets, in comparison to our asset-sensitive position on a cumulative basis through the twelve-month time horizon of $338.5 million, or 4.60% of total assets at December 31, 2002. We attribute the increase for 2003 to changes in customer preferences related to the current low interest rate environment and economic  conditions.  This is  observed in the  shifting of deposits  from time deposits to interest-bearing deposits and in continued weak loan demand resulting in increases in the amount of short-term investments. This was partially offset by our interest rate swap agreements entered into in conjunction with our interest rate risk management program.

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

         As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we held as of December 31, 2003 and 2002 are summarized as follows:

                                                         December 31, 2003            December 31, 2002
                                                      -----------------------      -----------------------
                                                        Notional      Credit        Notional      Credit
                                                         Amount      Exposure        Amount      Exposure
                                                         ------      --------        ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges............................ $1,250,000       2,857        1,050,000      2,179
         Fair value hedges...........................    326,200      12,614          301,200     11,449
         Interest rate cap agreements................    450,000          --          450,000         94
         Interest rate lock commitments..............     15,500          --           89,000         --
         Forward commitments to sell
           mortgage-backed securities................     58,500          --          245,000         --
                                                      ==========      ======        =========     ======

         The notional amounts of our derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

         During 2003, 2002 and 2001, we realized net interest income on derivative financial instruments of $64.6 million, $53.0 million and $23.4 million, respectively. The increase in 2003 is primarily attributable to interest income associated with the additional swap agreements we entered into during March, April and July, as well as the continued decline in prevailing interest rates. In addition, we recorded a net gain on derivative instruments, which is included in noninterest income in our consolidated statements of income, of $496,000, $2.2 million and $18.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 reflects changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities. In addition, in September 2003, we discontinued hedge accounting treatment on $50.0 million of fair value hedges that mature in January 2004 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. The effect of the loss of our highly correlated hedge position on the swap agreements resulted in the recognition of a net loss of $291,000, which is included in noninterest income in our consolidated financial statements.

         Cash Flow Hedges. We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time.

         >> During 1998, we entered into interest rate swap agreements of $280.0 million notional amount that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The underlying hedged assets were certain loans within our commercial loan portfolio. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive payment on a semiannual basis. In June 2001 and November 2001, we terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In conjunction with these terminations, we recorded gains of $2.8 million and $1.7 million, respectively.

         >> During 1999, we entered into interest rate swap agreements of $175.0 million notional amount that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The underlying hedged assets were certain loans within our commercial loan portfolio. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a gain of $985,000.

         >> During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $3.9 million and $3.1 million at December 31, 2003 and 2002, respectively, and the amount payable by us under the swap agreements was $1.1 million and $888,000 at December 31, 2003 and 2002, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of December 31, 2003 and 2002 were as follows:

                                                         Notional       Interest Rate    Interest Rate      Fair
                  Maturity Date                           Amount            Paid           Received         Value
                  -------------                           ------            ----           --------         -----
                                                                      (dollars expressed in thousands)
         December 31, 2003:
             March 14, 2004..........................  $  150,000           1.20%             3.93%       $    879
             September 20, 2004......................     600,000           1.30              6.78          23,250
             March 21, 2005..........................     200,000           1.18              5.24           8,704
             April 2, 2006...........................     100,000           1.18              5.45           6,881
             July 31, 2007...........................     200,000           1.15              3.08             501
                                                       ----------                                         --------
                                                       $1,250,000           1.24              5.49        $ 40,215
                                                       ==========          =====             =====        ========

         December 31, 2002:
             March 14, 2004..........................  $  150,000           1.45%             3.93%       $  4,130
             September 20, 2004......................     600,000           1.55              6.78          48,891
             March 21, 2005..........................     200,000           1.43              5.24          13,843
             April 2, 2006...........................     100,000           1.43              5.45           9,040
                                                       ----------                                         --------
                                                       $1,050,000           1.50              5.95        $ 75,904
                                                       ==========          =====             =====        ========

         Fair Value Hedges. We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During September 2000, we entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million of five and one-half year interest rate swap agreements that provided for us to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The underlying hedged liabilities were a portion of our other time deposits. The terms of the swap agreements provided for us to pay interest on a quarterly basis and receive interest on either a semiannual basis or an annual basis. In September 2001, the one-year interest rate swap agreements matured, and we terminated the five and one-half year interest rate swap agreements because the underlying hedged liabilities had either matured or been called by their respective counterparties. There was no gain or loss recorded as a result of the terminations.

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $5.2 million at December 31, 2003 and 2002, and the amount payable by us under the swap agreements was $537,000 and $821,000 at December 31, 2003 and 2002, respectively. During September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements due to the loss of their highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. The related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2003 and 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this interest rate swap agreement in December 2002. The $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 21, 2003, resulting in final settlement of this interest rate swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> During March 2003 and April 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2003 and 2002 were as follows:

                                                        Notional       Interest Rate     Interest Rate       Fair
                         Maturity Date                   Amount            Paid            Received          Value
                         -------------                   ------            ----            --------          -----
                                                                       (dollars expressed in thousands)

             December 31, 2003:
                January 9, 2004 (1)................... $ 50,000             1.15%             5.37%        $    --
                January 9, 2006.......................  150,000             1.15              5.51           9,932
                December 31, 2031.....................   55,200             3.44              9.00           2,499
                March 20, 2033........................   25,000             3.69              8.10          (1,270)
                June 30, 2033.........................   46,000             3.72              8.15          (2,008)
                                                       --------                                            -------
                                                       $326,200             2.10              6.65         $ 9,153
                                                       ========            =====             =====         =======

             December 31, 2002:
                January 9, 2004....................... $ 50,000             1.76%             5.37%        $ 1,972
                January 9, 2006.......................  150,000             1.76              5.51          13,476
                June 30, 2028.........................   46,000             3.77              8.50             495
                December 31, 2031.....................   55,200             4.10              9.00           4,688
                                                       --------                                            -------
                                                       $301,200             2.49              6.58         $20,631
                                                       ========            =====             =====         =======
             -------------------------
             (1) Hedge accounting treatment was discontinued in September 2003 as further discussed above.

         Interest Rate Cap Agreements. In conjunction with our interest rate swap agreements designated as cash flow hedges that mature in September 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2003 and 2002, the carrying value of these interest rate cap agreements, which is included in derivative instruments in our consolidated balance sheets, was $0 and $94,000, respectively.

         Pledged Collateral. At December 31, 2003 and 2002, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a fair value of $229,000 and $239,000, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2003, we had pledged cash of $700,000 as collateral in connection with our interest rate swap agreements. At December 31, 2003 and 2002, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $51.3 million and $99.1 million, respectively.

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

Mortgage Banking Activities

         Our mortgage banking activities consist of the origination, purchase and servicing of residential mortgage loans. The purchase of loans to be held for sale is limited to loans held for sale that we acquire in conjunction with our acquisition of other financial institutions. Exclusive of these acquired loans, we do not purchase loans to be held for sale. Generally, we sell our production of residential mortgage loans in the secondary loan markets. However, in mid 2003, we made a business strategy decision to retain a portion of new residential mortgage loan production in our real estate mortgage portfolio primarily as a result of continued weak loan demand in other sectors of our loan portfolio, as further discussed in "--Loans and Allowance for Loan Losses." Servicing rights are both retained and released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

         For the three years ended December 31, 2003, 2002 and 2001, we originated loans for resale totaling $2.16 billion, $1.95 billion and $1.52 billion and sold loans totaling $2.00 billion, $1.60 billion and $1.34 billion, respectively. The origination and purchase of residential mortgage loans and the related sale of the loans provides us with additional sources of income including the gain or loss realized upon sale, the interest income earned while the loan is held awaiting sale and the ongoing loan servicing fees from the loans sold with servicing rights retained. Mortgage loans serviced for investors aggregated $1.22 billion, $1.29 billion and $1.07 billion at December 31, 2003, 2002 and 2001, respectively.

         The gain on mortgage loans originated for resale, including loans sold and held for sale, was $15.6 million, $6.5 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. We determine these gains, net of losses, on a lower of cost or market basis. These gains are realized at the time of sale. The cost basis reflects both the adjustments of the carrying values of loans held for sale to the lower of cost, adjusted to include the cost of hedging the loans held for sale, or current market values, as well as the adjustments for any gains or losses on loan commitments for which the interest rate has been established, net of anticipated underwriting "fallout," (loans not funded due to issues discovered during the underwriting process) adjusted for the cost of hedging these loan commitments. The increases for 2003 and 2002 are primarily attributable to the continued growth of our mortgage banking activities and the continued high volume of loans originated and sold commensurate with the prevailing interest rate environment experienced throughout 2002 and 2003. During the third quarter of 2003, we recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value, net of the valuation allowance. We subsequently reversed the $800,000 impairment valuation allowance during the third and fourth quarters of 2003 based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance, as further discussed in Note 6 to our Consolidated Financial Statements appearing elsewhere in this report.

         Interest income on loans held for sale was $17.0 million for the year ended December 31, 2003, in comparison to $15.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. The amount of interest income realized on loans held for sale is a function of the average balance of loans held for sale, the period for which the loans are held and the prevailing interest rates when the loans are made. The average balance of loans held for sale was $273.0 million, $206.0 million and $150.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. On an annualized basis, our yield on the portfolio of loans held for sale was 6.21%, 7.32% and 7.38% for the years ended December 31, 2003, 2002 and 2001, respectively. This compares with our cost of funds, as a percentage of average interest-bearing liabilities, of 1.88%, 2.85% and 4.45% for the years ended December 31, 2003, 2002 and 2001, respectively.

         We report mortgage loan servicing fees net of amortization of mortgage servicing rights, interest shortfall and mortgage-backed security guarantee fee expense. Interest shortfall equals the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees, net, are included in other noninterest income in the consolidated statements of operations. Net loan servicing fees decreased other noninterest income by $3.8 million for the year ended December 31, 2003, whereas such net fees increased other noninterest income by $321,000 and $222,000 for the years ended December 31, 2002 and 2001, respectively. Amortization of mortgage servicing rights was $7.5 million, $3.8 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. We attribute the decrease in net loan servicing fees in 2003 primarily to increased amortization of mortgage servicing rights, resulting from the high volumes of loan refinancings and payoffs associated with continued low mortgage interest rates experienced in 2002 and 2003, and a higher level of interest shortfall. The increase in net loan servicing fees in 2002 primarily reflects the significant increase in the volume of loans originated and sold commensurate with the reductions in mortgage interest rates experienced in 2001.

         Our interest rate risk management policy provides certain hedging parameters to reduce the interest rate risk exposure arising from changes in loan prices from the time of commitment until the sale of the security or loan. To reduce this exposure, we use forward commitments to sell fixed-rate mortgage-backed securities at a specified date in the future. At December 31, 2003, 2002 and 2001, we had $58.2 million, $234.6 million and $209.9 million, respectively, of loans held for sale and related commitments, net of committed loan sales and estimated underwriting fallout, of which $58.5 million, $245.0 million and $197.5 million, respectively, were hedged through the use of such forward commitments.

Investment Securities

         We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $1.05 billion and $1.15 billion at December 31, 2003 and 2002, respectively, compared to $638.6 million at December 31, 2001. The significant increase in the investment securities portfolio in 2002 and 2003, as compared to 2001, is attributable to securities acquired through acquisitions and funds provided by deposit growth combined with the overall level of reduced loan demand within our market areas, which affects the amount of funds available for investment.

Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 90.9%, 91.6% and 92.5% of total interest income for the years ended December 31, 2003, 2002 and 2001, respectively. We recognize interest and fees on loans as income using the interest method of accounting. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method of accounting. The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. We generally record payments received on nonaccrual and impaired loans as principal reductions, and defer the recognition of interest income on loans until all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant the resumption of interest accruals.

         Loans, net of unearned discount, represented 75.0% of total assets as of December 31, 2003, compared to 73.9% of total assets at December 31, 2002. Total loans, net of unearned discount, decreased $104.5 million to $5.33 billion for the year ended December 31, 2003, and increased $23.7 million to $5.43 billion for the year ended December 31, 2002. Exclusive of our acquisition of BSG in 2003, which provided loans, net of unearned discount, of $43.7 million, loans decreased $148.2 million in 2003. The overall decrease in loans, net of unearned discount, primarily results from:

         >> continued weak loan demand from our commercial customers, which is indicative of the current economic conditions prevalent within most of our markets;

         >> a decline of $204.2 million in loans held for sale, resulting from management's business strategy decision to retain a portion of our new residential mortgage loan production in our portfolio, as further discussed below, combined with a slowdown in overall loan volumes experienced during the fourth quarter of 2003 and the timing of loan sales in the secondary mortgage market;

         >> continued decline of $59.5 million in our lease financing portfolio, partially due to net loan charge-offs of $14.4 million for 2003. Our leasing portfolio has declined since the discontinuation of our New Mexico based leasing operation in 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy resulting in reduced commercial leasing activities;

         >> a decline of $35.4 million in our commercial, financial and agricultural portfolio due to an anticipated amount of attrition associated with our acquisitions completed during 2002 and general runoff of balances within this portfolio; and

         >> continued reductions in new consumer and installment loan volumes and the repayment of principal on our existing portfolio consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending; partially offset by

         >> an increase of $138.1 million in our real estate mortgage portfolio primarily associated with management's business strategy decision in mid-2003 to retain a portion of our new residential mortgage loan production in our real estate mortgage portfolio primarily due to continued weak loan demand in other sectors of our loan portfolio as previously discussed; and

         >>    an increase of $74.2 million in our real estate  construction and
               development   portfolio  resulting  from  seasonal  increases  on
               existing and available credit lines.

         In our evaluation of acquisitions, it is anticipated that as we apply our standards for credit structuring, underwriting, documentation and approval, a portion of the existing borrowers will elect to refinance with another financial institution, because: (a) there may be an aggressive effort by other financial institutions to attract them; (b) because they do not accept the changes involved, or (c) they are unable to meet our credit requirements. In addition, another portion of the portfolio may either enter our remedial collection process to reduce undue credit exposure or improve problem loans, or may be charged-off. The amount of this attrition will vary substantially among acquisitions depending on the strength and discipline within the credit function of the acquired institution; the magnitude of problems contained in the acquired portfolio; the aggressiveness of competing institutions to attract business; and the significance of the acquired institution to the overall banking market. Typically, in acquisitions of institutions that have strong credit cultures prior to their acquisitions and operate in relatively large markets, there is relatively little attrition that occurs after the acquisition. However, in those acquisitions in which the credit discipline has been weak, and particularly those in small metropolitan or rural areas, we can experience substantially greater attrition. Generally, this process occurs within approximately six to 12 months after completion of the acquisition.

         During the five years ended December 31, 2003, total loans, net of unearned discount, increased significantly from $3.58 billion at December 31, 1998 to $5.33 billion at December 31, 2003. Throughout this period, we have substantially enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial volume of new loans, substantially all of our conforming residential mortgage loan production has been historically sold in the secondary mortgage market until management's decision in 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio. We have also substantially reduced our consumer lending by discontinuing the origination of indirect automobile loans and the sale of our student loan and credit card loan portfolios. This allowed us to fund part of the growth in corporate lending through reductions in indirect automobile and other consumer-related loans.

         In addition, our acquisitions added substantial portfolios of new loans. Some of these portfolios contained significant loan problems, which we had anticipated and attempted to consider in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline due to the elimination of problem loans and because many of the resources that would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships. We continue to experience this trend as a result of our acquisitions of Millennium Bank and Union completed in December 2000 and 2001, respectively.

         The following table summarizes the effects of these factors on our loan portfolio, net of unearned discount, for the five years ended December 31, 2003:

                                                                  (Decrease)Increase For the Year Ended December 31,
                                                              ---------------------------------------------------------
                                                                  2003         2002        2001       2000       1999
                                                                  ----         ----        ----       ----       ----
                                                                            (dollars expressed in thousands)
      Internal loan volume (decrease) increase:
          Commercial lending................................  $  (22,211)    (119,295)    174,568    360,410    363,486
          Residential real estate lending (1) ..............    (103,573)      36,074      48,616     20,137   (126,418)
          Consumer lending, net of unearned discount........     (22,429)     (44,060)    (75,280)   (64,606)   (56,349)
      Loans provided by acquisitions........................      43,700      151,000     508,700    440,000    235,500
                                                              ----------    ---------   ---------  ---------  ---------
          Total (decrease) increase.........................  $ (104,513)      23,719     656,604    755,941    416,219
                                                              ==========    =========   =========  =========  =========
      --------------------------------
       (1) Includes loans held for sale, which decreased $204.2 million for the year ended December 31, 2003.

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

         The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                           December 31,
                                   ---------------------------------------------------------------------------------------------
                                          2003                2002               2001             2000               1999
                                   ------------------ ------------------- ----------------- -----------------  -----------------
                                     Amount       %      Amount      %      Amount      %     Amount     %       Amount     %
                                     ------      ---     ------     ---     ------     ---    ------    ---      ------    ---
                                                                (dollars expressed in thousands)

Commercial, financial
    and agricultural.............  $1,407,626   27.1% $1,443,016    28.4% $1,532,875  29.5% $1,372,196  29.3%  $1,086,919  27.4%
Real estate construction
    and development..............   1,063,889   20.5     989,650    19.5     954,913  18.4     809,682  17.3      795,081  20.1
Real estate mortgage:
    One-to-four-family
      residential loans..........     811,650   15.7     694,604    13.7     798,089  15.3     726,474  15.5      720,630  18.2
    Multi-family
      residential loans..........     108,163    2.1     112,517     2.2     148,684   2.9      80,220   1.7       73,864   1.9
    Commercial real estate loans.   1,662,451   32.1   1,637,001    32.2   1,499,074  28.8   1,396,163  29.8    1,057,075  26.7
Lease financing..................      67,282    1.3     126,738     2.5     148,971   2.8     124,088   2.7           --    --
Consumer and installment, net of
    unearned discount............      61,268    1.2      79,097     1.5     122,057   2.3     174,337   3.7      225,343   5.7
                                   ----------  -----  ----------   -----  ---------- -----  ---------- -----   ---------- -----
        Total loans, excluding
           loans held for sale...   5,182,329  100.0%  5,082,623   100.0%  5,204,663 100.0%  4,683,160 100.0%   3,958,912 100.0%
                                               =====               =====             =====             =====              =====
Loans held for sale..............     145,746            349,965             204,206            69,105             37,412
                                   ----------         ----------          ----------        ----------         ----------
        Total loans..............  $5,328,075         $5,432,588          $5,408,869        $4,752,265         $3,996,324
                                   ==========         ==========          ==========        ==========         ==========



         Loans at December 31, 2003 mature as follows:

                                                                             Over One Year
                                                                             Through Five
                                                                                 Years           Over Five Years
                                                                         -------------------    ----------------
                                                             One Year      Fixed    Floating    Fixed   Floating
                                                             or Less       Rate       Rate      Rate      Rate    Total
                                                             -------       ----       ----      ----      ----    -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $1,220,172    154,903     15,424     17,127    --   1,407,626
Real estate construction and development..................     936,428    121,784      3,382      2,295    --   1,063,889
Real estate mortgage:
    One-to-four family residential loans..................     448,132    125,892     91,455    145,217   954     811,650
    Multi-family residential loans........................      58,679     40,487      5,433      3,564    --     108,163
    Commercial real estate loans..........................   1,030,784    467,282     72,105     92,280    --   1,662,451
Lease financing...........................................       6,608     59,999         --        675    --      67,282
Consumer and installment, net of unearned discount........      29,771     30,485         18        994    --      61,268
Loans held for sale.......................................     145,746         --         --         --    --     145,746
                                                            ----------  ---------    -------    -------   ---   ---------
      Total loans.........................................  $3,876,320  1,000,832    187,817    262,152   954   5,328,075
                                                            ==========  =========    =======    =======   ===   =========


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                  December 31,
                                                           ------------------------------------------------------------
                                                               2003        2002         2001         2000         1999
                                                               ----        ----         ----         ----         ----
                                                                           (dollars expressed in thousands)

   Commercial, financial and agricultural:
     Nonaccrual........................................    $   26,876      15,787       17,141      21,424       18,397
     Restructured terms................................            --          --           --          22           29
   Real estate construction and development:
     Nonaccrual........................................         6,402      23,378        3,270      11,068        1,886
   Real estate mortgage:
     One-to-four family residential loans:
       Nonaccrual......................................        21,611      14,833       20,780       5,645        7,703
       Restructured terms..............................            13          15           20          28           18
     Multi-family residential loans:
       Nonaccrual......................................           804         772          476         593          722
       Restructured terms..............................            --          --           --         908          923
     Commercial real estate loans:
       Nonaccrual......................................        13,994       8,890       20,642      10,286        7,989
       Restructured terms..............................            --       1,907        1,993       2,016        2,038
   Lease financing:
     Nonaccrual........................................         5,328       8,723        2,185       1,013           --
   Consumer and installment:
     Nonaccrual........................................           336         860          794         155           32
     Restructured terms................................            --          --            7           8           --
                                                           ----------   ---------    ---------   ---------    ---------
              Total nonperforming loans................        75,364      75,165       67,308      53,166       39,737
   Other real estate...................................        11,130       7,609        4,316       2,487        2,129
                                                           ----------   ---------    ---------   ---------    ---------
              Total nonperforming assets...............    $   86,494      82,774       71,624      55,653       41,866
                                                           ==========   =========    =========   =========    =========

   Loans, net of unearned discount.....................    $5,328,075   5,432,588    5,408,869   4,752,265    3,996,324
                                                           ==========   =========    =========   =========    =========

   Loans past due 90 days or more and still accruing...    $    2,776       4,635       15,156       3,009        5,844
                                                           ==========   =========    =========   =========    =========

   Ratio of:
     Allowance for loan losses to loans................          2.19%       1.83%        1.80%       1.72%        1.72%
     Nonperforming loans to loans......................          1.41        1.38         1.24        1.12         0.99
     Allowance for loan losses to
       nonperforming loans.............................        154.52      132.29        44.36      153.47       172.66
     Nonperforming assets to loans
       and other real estate...........................          1.62        1.52         1.32        1.17         1.05
                                                           ==========   =========    =========   =========    =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $75.4 million at December 31, 2003, in comparison to $75.2 million and $67.3 million at December 31, 2002 and 2001, respectively. As further discussed under "--Lending Activities," the increase in nonperforming loans in 2003 and 2002 is primarily attributable to the current economic conditions as previously discussed, additional problems identified in two acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio related to the airline industry. Nonperforming assets, consisting of nonperforming loans and other real estate owned were $86.5 million, $82.8 million and $71.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. In January 2003, we foreclosed on a residential and recreational development property that had been placed on nonaccrual status during the second quarter of 2002. The relationship relates to a residential and recreational development project that had significant financial difficulties and experienced inadequate project financing, project delays and weak project management. This relationship had previously been on nonaccrual status and was removed from nonaccrual status during the third quarter of 2001 due to financing being recast with a new borrower, who appeared able to meet ongoing developmental expectations. The new borrower subsequently encountered internal management problems, which negatively impacted and further delayed development of the project. As further discussed in
Note 25 to our Consolidated Financial Statements, we sold this property in February 2004, thereby reducing nonperforming assets by $9.2 million. Loan charge-offs, net of recoveries, decreased to $32.7 million for 2003, compared to $54.6 million for 2002 and $22.0 million for 2001. Net loan charge-offs, unrelated to our commercial leasing portfolio, included a $6.1 million net charge-off on one significant credit relationship in 2003 and $38.6 million on ten large credit relationships in 2002. Net charge-offs associated with our commercial leasing portfolio increased to $14.4 million in 2003 from $7.9 million in 2002. The increase in nonperforming loans for 2001 reflects cyclical trends experienced within the banking industry as a result of economic slowdown, as well as the asset quality of acquired institutions. Our Union acquisition, completed in December 2001, resulted in the addition of approximately $8.9 million of nonperforming loans and $3.6 million of loans past due 90 days or more. We anticipate the trend of elevated nonperforming and delinquent loan levels will continue during 2004, and we continue to monitor asset quality and address the ongoing challenges posed by the current economic environment.

         As of December 31, 2003, 2002 and 2001, $109.4 million, $98.2 million and $123.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). The significant level of problem loans for the years ended December 31, 2003 and 2002 are primarily due to problem loans included in the acquisitions of Millenium Bank and Union, completed in December 2000 and 2001, respectively, continuing deterioration of our commercial leasing portfolio, portfolio growth (both internal and external) and the gradual slow down and uncertainties that have occurred in the economy in the markets in which we operate. As previously discussed under "--Lending Activities," certain acquired loan portfolios exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in our acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. As of December 31, 2000, 1999 and 1998, problem loans totaled $50.2 million, $36.3 million and $21.3 million, respectively.

         Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal credit reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment experience subsequent to their origination.

         We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on our monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to our watch list. Loans on our watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with credit review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected credit review and credit administration staff members generally at the time of the formal watch list review meetings.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of the allowance for loan losses. We derive these factors from our actual loss experience and from published national surveys of norms in the industry. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, additional provisions may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

         The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by qualitative analysis. As such, the same procedures we employ to determine the overall risk in our loan portfolio and our requirements for the allowance for loan losses determines the distribution of the allowance by loan category. Consequently, the distribution of the allowance will change from period to period due to:

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

         The following table is a summary of loan loss experience for the five years ended December 31, 2003:

                                                                As of or For the Years Ended December 31,
                                                      -------------------------------------------------------------
                                                           2003        2002        2001         2000         1999
                                                           ----        ----        ----         ----         ----
                                                                       (dollars expressed in thousands)

Allowance for loan losses, beginning of year......... $   99,439      97,164      81,592       68,611        60,970
Acquired allowances for loan losses..................        757       1,366      14,046        6,062         3,008
                                                      ----------  ----------  ----------   ----------    ----------
                                                         100,196      98,530      95,638       74,673        63,978
                                                      ----------  ----------  ----------   ----------    ----------

Loans charged-off:
    Commercial, financial and agricultural...........    (23,476)    (45,697)    (21,085)      (9,690)      (10,855)
    Real estate construction and development.........     (5,825)     (7,778)       (108)      (2,229)         (577)
    Real estate mortgage:
       One-to-four family residential loans..........     (4,167)     (2,697)       (802)        (452)       (1,010)
       Multi-family residential loans................        (87)       (109)         (4)          --           (19)
       Commercial real estate loans..................     (1,708)     (2,747)     (1,012)      (1,761)       (1,532)
    Lease financing..................................    (19,160)     (8,426)     (6,749)         (78)           --
    Consumer and installment.........................     (1,350)     (3,070)     (1,693)      (2,840)       (3,728)
                                                      ----------  ----------  ----------   ----------    ----------
          Total......................................    (55,773)    (70,524)    (31,453)     (17,050)      (17,721)
                                                      ----------  ----------  ----------   ----------    ----------
Recoveries of loans previously charged-off:
    Commercial, financial and agricultural...........     10,147       8,331       4,015        5,556         3,602
    Real estate construction and development.........      1,659         631       1,171          319           849
    Real estate mortgage:
       One-to-four family residential loans..........        781         628         755          536           407
       Multi-family residential loans................         99         792          15           93           286
       Commercial real estate loans..................      4,174       3,491       1,332        1,308         1,664
    Lease financing..................................      4,805         494         435           65            --
    Consumer and installment.........................      1,363       1,566       1,746        1,965         2,473
                                                      ----------  ----------  ----------   ----------    ----------
          Total......................................     23,028      15,933       9,469        9,842         9,281
                                                      ----------  ----------  ----------   ----------    ----------
          Net loans charged-off......................    (32,745)    (54,591)    (21,984)      (7,208)       (8,440)
                                                      ----------  ----------  ----------   ----------    ----------
Provision for loan losses............................     49,000      55,500      23,510       14,127        13,073
                                                      ----------  ----------  ----------   ----------    ----------
Allowance for loan losses, end of year............... $  116,451      99,439      97,164       81,592        68,611
                                                      ==========  ==========  ==========   ==========    ==========

Loans outstanding, net of unearned discount:
    Average.......................................... $5,385,363   5,424,508   4,884,299    4,290,958     3,812,508
    End of year......................................  5,328,075   5,432,588   5,408,869    4,752,265     3,996,324
    End of year, excluding loans held for sale.......  5,182,329   5,082,623   5,204,663    4,683,160     3,958,912
                                                      ==========  ==========  ==========   ==========    ==========

Ratio of allowance for loan losses
    to loans outstanding:
       Average.......................................       2.16%       1.83%       1.99%        1.90%         1.80%
       End of year...................................       2.19        1.83        1.80         1.72          1.72
       End of year, excluding loans held for sale....       2.25        1.96        1.87         1.74          1.73
Ratio of net charge-offs to
    average loans outstanding........................       0.61        1.01        0.45         0.17          0.22
Ratio of current year recoveries to
    preceding year's total charge-offs...............      32.65       50.66       55.54        55.54         91.14
                                                      ==========  ==========  ==========    =========    ==========


       The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2003:

                                            2003              2002              2001             2000             1999
                                      -----------------  ---------------  ---------------  ---------------- -----------------
                                               Percent          Percent           Percent          Percent          Percent
                                                 of               of                of               of               of
                                              Category         Category          Category         Category         Category
                                                 to               to                to               to               to
                                                Total            Total             Total            Total            Total
                                      Amount    Loans    Amount  Loans    Amount   Loans   Amount   Loans   Amount   Loans
                                      ------    -----    ------  -----    ------   -----   ------   -----   ------   -----
                                                                     (dollars expressed in thousands)

Commercial, financial
   and agricultural.................  $ 37,142   26.42%  $34,915  26.56%  $40,161  28.34%  $32,130   28.87%  $24,898   27.20%
Real estate construction
   and development..................    26,782   19.97    22,667  18.22    21,598  17.65    14,667   17.04    13,264   19.90
Real estate mortgage:
   One-to-four family
     residential loans..............     9,684   15.23     7,913  12.79     5,349  14.76     4,334   15.29     3,449   18.03
   Multi-family residential loans...       186    2.03        32   2.07        81   2.75        12    1.69         3    1.85
   Commercial real estate loans.....    36,632   31.20    28,477  30.13    25,167  27.71    20,345   29.38    17,138   26.45
Lease financing.....................     4,830    1.26     3,649   2.33     3,062   2.75     1,114    2.61        --      --
Consumer and installment............       668    1.15       703   1.46       937   2.26     2,028    3.67     4,390    5.64
Loans held for sale.................       527    2.74     1,083   6.44       809   3.78       222    1.45       160    0.93
Unallocated (1).....................        --      --        --     --        --     --     6,740      --     5,309      --
                                      --------  ------   ------- ------   ------- ------   -------  ------   -------  ------
     Total..........................  $116,451  100.00%  $99,439 100.00%  $97,164 100.00%  $81,592  100.00%  $68,611  100.00%
                                      ========  ======   ======= ======   ======= ======   =======  ======   =======  ======
----------------------
(1) During 2001, we reviewed our practice of maintaining unallocated reserves in light of continuing refinement in our loss estimation processes.  We concluded the use of unallocated reserves would be discontinued.  Consequently, reserves were aligned with their respective portfolios.

Deposits

         Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

         The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:

                                                                 Year Ended December 31,
                                    -----------------------------------------------------------------------------------------
                                                 2003                           2002                         2001
                                    ----------------------------  ---------------------------   -----------------------------
                                                 Percent                      Percent                       Percent
                                                   of                           of                            of
                                       Amount   Deposits   Rate    Amount    Deposits  Rate      Amount    Deposits     Rate
                                       ------   --------   ----    ------    --------  ----      ------    --------     ----
                                                                (dollars expressed in thousands)

Noninterest-bearing
  demand deposits.................. $1,007,400   16.64%     --%   $  912,915   15.33%     --%   $  754,763    14.83%      --%
Interest-bearing demand deposits...    852,104   14.08    0.64       755,879   12.69    1.00       507,011     9.97     1.38
Savings deposits...................  2,147,573   35.47    1.09     1,991,510   33.44    1.79     1,548,441    30.43     3.25
Time deposits .....................  2,046,741   33.81    2.65     2,295,431   38.54    3.71     2,278,263    44.77     5.49
                                    ----------  ------    ====    ----------  ------    ====    ----------   ------     ====
      Total average deposits....... $6,053,818  100.00%           $5,955,735  100.00%           $5,088,478   100.00%
                                    ==========  ======            ==========  ======            ==========   ======

Capital and Dividends

         Historically, we have accumulated capital to support our acquisitions by retaining most of our earnings. We pay relatively small dividends on our Class A convertible, adjustable rate preferred stock and our Class B adjustable rate preferred stock, totaling $786,000 for the years ended December 31, 2003, 2002 and 2001.

         Management believes as of December 31, 2003 and 2002, First Bank and we were "well capitalized," as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         We have formed seven statutory and business trusts, which were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our Consolidated Financial Statements, the sole assets of the statutory and business trusts are our subordinated debentures. Initially, the trusts served as financing subsidiaries, however, as discussed in Note 1 to our Consolidated Financial Statements, on December 31, 2003, we implemented FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which resulted in the deconsolidation of these financing subsidiaries. Consequently, the trusts now serve as affiliated statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations.

         A summary of the trust preferred securities issued by our affiliated statutory and business trusts, and our related subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings, is as follows:

                                                                                       Preferred       Subordinated
            Name of Trust              Date Formed            Type of Offering         Securities       Debentures
            -------------              -----------            ----------------         ----------       ----------

First Preferred Capital Trust (1)     December 1996         Publicly Underwritten     $86,250,000      $88,917,550
First America Capital Trust (2)         June 1998           Publicly Underwritten      46,000,000       47,422,700
First Preferred Capital Trust II      October 2000          Publicly Underwritten      57,500,000       59,278,375
First Preferred Capital Trust III     November 2001         Publicly Underwritten      55,200,000       56,907,250
First Bank Capital Trust               April 2002             Private Placement        25,000,000       25,774,000
First Bank Statutory Trust             March 2003             Private Placement        25,000,000       25,774,000
First Preferred Capital Trust IV      January 2003          Publicly Underwritten      46,000,000       47,422,700
--------------------
(1) On May 5, 2003, we redeemed in full the trust preferred securities and related subordinated debentures.
(2) On June 30, 2003, we redeemed in full the trust preferred securities and related subordinated debentures.

         For regulatory reporting purposes, the trust preferred securities are currently eligible for inclusion, subject to certain limitations, in our Tier 1 capital. Because of these limitations, as of December 31, 2003, $35.2 million of the trust preferred securities were not includable in our Tier I capital, although this amount was included in our total risk-based capital.

Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $726.9 million and $742.5 million at December 31, 2003 and 2002, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, other borrowings and our note payable, at December 31, 2003:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings       Total
                                                                 -------------------     ----------       -----
                                                                          (dollars expressed in thousands)

         Three months or less................................        $ 92,622             166,479        259,101
         Over three months through six months................          78,112                  --         78,112
         Over six months through twelve months...............         124,322              17,000        141,322
         Over twelve months..................................         141,383             107,000        248,383
                                                                     --------             -------        -------
              Total..........................................        $436,439             290,479        726,918
                                                                     ========             =======        =======

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2003 and 2002, First Bank's borrowing capacity under the agreement was approximately $909.3 million and $1.22 billion, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $449.5 million and $223.6 million at December 31, 2003 and 2002, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $7.0 million and $14.0 million at December 31, 2003 and 2002, respectively, which represent advances assumed in conjunction with various acquisitions, First Bank had no amounts outstanding under its borrowing arrangement with the Federal Home Loan Bank at December 31, 2003 and 2002.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at December 31, 2003 are as follows:

                                                                               Over 1 Year
                                                                  Less than   But Less Than    Over
                                                                    1 Year       5 Years      5 Years     Total
                                                                    ------      ---------     -------     -----
                                                                          (dollars expressed in thousands)

         Operating leases....................................    $    8,689       17,782       20,971      47,442
         Certificates of deposit.............................     1,260,848      694,357          359   1,955,564
         Other borrowings....................................       166,479      106,000        1,000     273,479
         Note payable........................................        17,000           --           --      17,000
         Subordinated debentures.............................            --           --      209,320     209,320
         Other contractual obligations.......................         6,175          725           37       6,937
                                                                 ----------      -------      -------   ---------
              Total..........................................    $1,459,191      818,864      231,687   2,509,742
                                                                 ==========      =======      =======   =========

         Management believes the available liquidity and operating results of First Bank will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the interest on the subordinated debentures that we issued to our affiliated statutory and business financing trusts.

Critical Accounting Policies

         Our financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected consolidated and other financial data appearing elsewhere in this report, and management's discussion and analysis of financial condition and results of operations are, to a large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

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

         Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers' ability to repay their loans and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. See further discussion under "--Loans and Allowance for Loan Losses" and Note 4 to our Consolidated Financial Statements appearing elsewhere in this report.

         Derivative Financial Instruments. We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based on quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value have correlated and are expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. Greater inefficiency and/or discontinuation of hedge accounting are likely to result in increased volatility to our reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative being reported in noninterest income. For fair value hedges, there would be minimal impact on our reported earnings as the change in the fair value of the affected derivative would virtually be offset by changes in the fair value of the underlying hedged asset or liability. See further discussion under "--Effects of New Accounting Standards," "--Interest Rate Risk Management" and Note 5 to our Consolidated Financial Statements appearing elsewhere in this report.

         Deferred Tax Assets. We recognize deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. See further discussion under "--Comparison of Results of Operations for 2002 and 2001 - Provision for Income Taxes" and
Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

         Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions as well as the returns on investment that may be achieved requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility to our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which directly impacts our regulatory capital levels. See further discussion under "--Acquisitions" and Note 2, Note 8 and Note 21 to our Consolidated Financial Statements appearing elsewhere in this report.

Effects of New Accounting Standards

         On April 30, 2003, the FASB issued SFAS No. 149 -- Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 are required to be applied prospectively. In 2003, we implemented SFAS No. 149, which did not have a material effect on our consolidated financial statements.

         On May 15, 2003, the FASB issued SFAS No. 150 -- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity as it requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments were initially subject to the provisions of SFAS No. 150 for the fiscal period beginning after December 15, 2003. However, on November 7, 2003, the FASB elected to defer this effective date of mandatorily redeemable financial instruments of certain private companies to fiscal periods beginning after December 15, 2004. Furthermore, the FASB elected to indefinitely defer the effective date of the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. In 2003, we implemented SFAS No. 150, which did not have a material effect on our consolidated financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. As further described in Note 1 and Note 12 to our Consolidated Financial Statements appearing elsewhere in this report, on December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our five statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in their Tier I capital for regulatory capital purposes.

         In January 2004, the FASB's Derivatives Implementation Group issued preliminary guidance on SFAS No. 133 Implementation Issue No. G25, or DIG Issue G25. DIG Issue G25 clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. DIG Issue G25 indicates that an entity is unable to hedge variability in interest receipts on a group of prime rate based loans as the prime rate is not considered a benchmark interest rate and that an entity is unable to hedge overall changes in cash flows as credit risk is not considered in the hedging interest rate swap. The effective date of DIG Issue G25 is the first day of the first fiscal quarter beginning after the cleared guidance is posted to the FASB's website, and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date and any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 under SFAS No. 133. Presently, we have pre-existing cash flow hedging relationships that are inconsistent with the guidance in DIG Issue G25. As of December 31, 2003, our other comprehensive income included a $26.1 million gain attributable to these pre-existing cash flow hedging relationships. Pending the outcome of DIG Issue G25, we may be required to de-designate these specific hedging relationships and accrete this gain into noninterest income over the remaining lives of the respective hedging relationships. The public comment period on DIG Issue G25 ends on March 25, 2004.

         In March 2004, the SEC issued Staff Accounting Bulletin No. 105 -- Application of Accounting Principles to Loan Commitments, which addresses the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. We are currently evaluating the potential impact this Bulletin could have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The quantitative and qualitative disclosures about market risk are included under "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" appearing on pages 32 through 37 of this report.

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

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data appear on pages 58 through 95 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

Item 9A. Controls and Procedures

         As of the December 31, 2003 and pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, First Banks, under the supervision and with the participation of the First Banks' management, including its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the principal executive officer and principal financial officer has concluded that, as of December 31, 2003, First Banks' disclosure controls and procedures were effective to ensure that information required to be disclosed by First Banks in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         During the quarter ended December 31, 2003, there have been no changes made in First Banks' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the First Banks' internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors and Committees of the Board

         Our Board of Directors consists of eight members, three of whom the Board of Directors determined to be independent. Each of our directors identified in the following table was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.



                                        Director              Principal Occupation(s) During Last Five Years
       Name                     Age      Since                    and Directorships of Public Companies
       ----                     ---      -----                    -------------------------------------


James F. Dierberg (1)            66      1979      Chairman of the Board of Directors of First Banks,  Inc. since 1988;
                                                   Chief  Executive  Officer of First  Banks,  Inc.  from 1988 to April
                                                   2003;  President  of First  Banks,  Inc.  from 1979 to 1992 and from
                                                   1994 to October 1999; Chairman of the Board of Directors,  President
                                                   and Chief  Executive  Officer of FBA from 1994 until its merger with
                                                   First Banks on December 31, 2002.

Allen H. Blake                   61      1988      President of First Banks,  Inc. since October 1999; Chief Executive
                                                   Officer of First  Banks,  Inc.  since April 2003;  Chief  Financial
                                                   Officer of First Banks,  Inc. from 1984 to September 1999 and since
                                                   May 2001;  Chief Operating  Officer of First Banks,  Inc. from 1998 to July 2002;  Director and  Secretary of First Banks,  Inc.  since
                                                   1988; Director,  Executive Vice President,  Chief Operating Officer
                                                   and  Secretary  of FBA from 1998 until its merger  with First Banks on December 31, 2002;  Chief Financial  Officer of FBA from 1994 to
                                                   September 1999 and from May 2001 until December 2002.

Terrance M. McCarthy             49      2003      Senior  Executive  Vice  President and Chief  Operating  Officer of
                                                   First Banks, Inc. since August 2002;  Director of First Banks, Inc.
                                                   since April  2003;  Director of FBA from July 2001 until its merger with First Banks on December 31, 2002;  Executive Vice President of
                                                   FBA from 1999 to December 2002;  Chairman of the Board of Directors
                                                   of First Bank since  January 2003;  President  and Chief  Executive
                                                   Officer of First Bank since August  2002;  Chairman of the Board of
                                                   Directors,  President  and  Chief  Executive  Officer  of FB&T from
                                                   April 2000  until its merger  with and into First Bank on March 31,
                                                   2003; Director of FB Commercial Finance, Inc. since March 2003.

Michael J. Dierberg (1)          32      2001      General Counsel of First Banks,  Inc. since June 2002;  Senior Vice
                                                   President  (Northern  California Region) of First Bank & Trust from
                                                   July 2001 to June 2002.  Prior to joining  First Banks,  Inc.,  Mr.
                                                   Dierberg  served as an attorney  for the Office of the  Comptroller of the Currency in Washington, D.C. from 1998 to July 2001.

Gordon A. Gundaker (2)           69      2001      President and Chief Executive  Officer of Coldwell Banker Gundaker,
                                                   a  full-service  real  estate  brokerage  company,  in  St.  Louis,
                                                   Missouri.

David L. Steward (2)             52      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer of World Wide Technology,  Inc., an electronic  procurement and logistics company in the information  technology  industry,  in
                                                   St.  Louis,  Missouri;  Chairman  of  the  Board  of  Directors  of
                                                   Telcobuy.com  (an  affiliate  of  World  Wide  Technology,   Inc.);
                                                   Director of Civic  Progress of St.  Louis,  the St. Louis  Regional
                                                   Commerce and Growth  Association,  the Regional  Business  Council,
                                                   Missouri Technology  Corporation,  Webster  University,  BJC Health
                                                   System,  St. Louis  Science  Center,  the United Way of Greater St.
                                                   Louis,  Greater St.  Louis Area Council - Boy Scouts of America and
                                                   Harris-Stowe  State College African  American  Business  Leadership
                                                   Council.





Hal J. Upbin (2)                 65      2001      Director  of  Kellwood  Company,  a  manufacturer  and  marketer of apparel and related soft goods, in St. Louis,  Missouri since 1995;
                                                   Chairman of the Board of Directors and Chief  Executive  Officer of
                                                   Kellwood  Company  since 1997;  President of Kellwood  Company from
                                                   1997 to December  2003;  President and Chief  Operating  Officer of
                                                   Kellwood  Company  from  1994 to  1997;  Executive  Vice  President
                                                   Corporate  Development from 1992 to 1994; Vice President  Corporate
                                                   Development from 1990 to 1992; Director of Brown Shoe Company.

Douglas H. Yaeger (2)(3)         55      2000      Chairman of the Board of Directors,  President and Chief  Executive
                                                   Officer  of The  Laclede  Group,  Inc.,  an exempt  public  utility holding company in St. Louis,  Missouri since 2001; Chairman of the
                                                   Board of  Directors,  President  and  Chief  Executive  Officer  of
                                                   Laclede Gas Company  since 1999;  President  of Laclede Gas Company since 1997;  Director  and Chief  Operating  Officer of Laclede Gas
                                                   Company from 1997 to 1999;  Executive  Vice  President - Operations and  Marketing of Laclede Gas Company  from 1995 to 1997;  Chairman of the Board of Directors of the St.  Louis  Regional  Commerce and
                                                   Growth Association;  Director of Southern Gas Association,  the St.
                                                   Louis  Science  Center,  Civic  Progress,  Greater  St.  Louis Area
                                                   Council - Boy Scouts of  America,  the  United  Way of Greater  St.
                                                   Louis, The Municipal  Theatre  Association of St. Louis and Webster
                                                   University.
----------------------------------
(1)  Mr. Michael J. Dierberg is the son of Mr. James F. Dierberg. See Item 12. Security Ownership of Certain Beneficial
     Owners and Management.
(2)  Member of the Audit Committee.
(3)  Mr. Douglas H. Yaeger serves as Chairman of the Audit Committee and audit committee financial expert.

Committees and Meetings of the Board of Directors

         Four members of our Board of Directors serve on the Audit Committee, three of whom the Board of Directors determined to be independent; there are no other committees of the Board of Directors. The Audit Committee assists the Board of Directors in fulfilling the Board's oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee is composed of four directors and operates under a written charter adopted by the Board of Directors.

         The members of the committee as of March 25, 2004 were Mr. Gordon A. Gundaker, Mr. David L. Steward, Mr. Hal J. Upbin and Mr. Douglas H. Yaeger, who serves as the Chairman of the Audit Committee and the audit committee financial expert. Mr. Steward, Mr. Upbin and Mr. Yaeger currently serve as independent members of the Audit Committee. Mr. Gundaker currently serves as a non-independent member of the Audit Committee. Previously, Mr. Gundaker served as an independent member of the Audit Committee; however, in 2003, one of Mr. Gundaker's related business interests maintained commercial real estate and development loans with First Bank that resulted in interest and fee payments of approximately $298,000 to First Bank in accordance with the respective loan terms. These interest and fee payments exceeded 5% of Mr. Gundaker's related business interest's gross revenues, or $204,000, in 2003. Consequently, at the time the interest and fee payments exceeded $204,000, Mr. Gundaker was no longer deemed to be independent in accordance with existing rules of the National Association of Securities Dealers, or NASD. The Board of Directors subsequently appointed Mr. Gundaker to the Audit Committee as a non-independent member in accordance with existing NASD rules, which allow one director who is not independent, and is not a current employee or an immediate family member of such employee, to be appointed to the Audit Committee. The Board of Directors determined, under the exceptional and limited circumstances exemption allowed by the existing NASD rules, that Mr. Gundaker's membership on the Audit Committee was desirable by First Banks' interests and the interests of First Banks' shareholders, based upon his business expertise, his previous contributions to First Banks as an independent member of the Audit Committee and other relevant considerations. Furthermore, the Board of Directors took into account that Mr. Gundaker is expected to meet the newly-enacted Audit Committee member independence requirements of the NASD and the New York Stock Exchange that become effective for First Banks on October 31, 2004.

Audit Committee Report

         The Audit Committee is responsible for oversight of our financial reporting process on behalf of the Board of Directors. Management has primary responsibility for our financial statements and financial reporting, including internal controls, subject to the oversight of the Audit Committee and the Board of Directors. In fulfilling its responsibilities, the Audit Committee reviewed the audited consolidated financial statements with management and discussed the acceptability of the accounting principles used, the reasonableness of significant judgments made and the clarity of the disclosures.

         The Audit Committee reviewed with the independent auditors, who are responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with accounting principles generally accepted in the United States of America, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended. In addition, the Audit Committee discussed with the independent auditors their independence from management and the Company, including the matters required by Standard No. 1 of the Independence Standards Board, and the Audit Committee considered the compatibility of non-audit services provided by the independent auditors with the auditors' independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independent Standards Board.

         The Audit Committee discussed with our internal and independent auditors the overall scope and plans for their respective audits. The Audit Committee met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2003 for filing with the SEC.

                          Audit Committee
                          ---------------
                          Douglas H. Yaeger, Chairman of the Audit Committee Gordon A. Gundaker
                          David L. Steward
                          Hal J. Upbin

Code of Ethics for Principal Executive Officer and Financial Professionals

         The Board of  Directors  has  approved a Code of Ethics  for  Principal
Executive Officer and Financial Professionals that covers the Principal Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President and Controller, the Senior Vice President - Director of Taxes, the Senior Vice President - Director of Management Accounting, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by First Banks that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K.



Executive Officers

         Our executive officers, each of who was elected to the office(s) indicated by the Board of Directors, as of March 25, 2004, were as follows:


                                             Current First Banks                     Principal Occupation(s)
      Name                      Age            Office(s) Held                        During Last Five Years
      ----                      ---            --------------                        ----------------------

James F. Dierberg               66   Chairman of the Board of Directors.     See Item 10 -  "Directors  and  Executive
                                                                             Officers  of the  Registrant  - Board  of
                                                                             Directors."

Allen H. Blake                  61   President,  Chief Executive Officer,    See Item 10 - "Directors  and  Executive
                                     Chief Financial  Officer,  Secretary    Officers  of the  Registrant  - Board of
                                     and Director.                           Directors."


Terrance M. McCarthy            49   Senior   Executive  Vice  President,    See Item 10 - "Directors  and  Executive
                                     Chief    Operating    Officer    and    Officers  of the  Registrant  - Board of
                                     Director;  Chairman  of the Board of    Directors."
                                     Directors,   President   and   Chief
                                     Executive  Officer  of  First  Bank;
                                     Director of FB  Commercial  Finance,
                                     Inc.

Daniel W. Jasper                58   Executive  Vice  President and Chief    Executive   Vice   President  and  Chief
                                     Credit  Officer;  Director  of First    Credit  Officer  of  First  Banks,  Inc.
                                     Bank;   Director  of  FB  Commercial    since   October   2003;    Senior   Vice
                                     Finance, Inc.                           President   and  Acting   Chief   Credit
                                                                             Officer of First  Banks,  Inc.  from May
                                                                             2003  to  October   2003;   Senior  Vice
                                                                             President  -  Credit  Administration  of
                                                                             First Banks, Inc. from 1995 to May 2003.

F. Christopher McLaughlin       50   Executive    Vice    President   and    Executive  Vice  President  and Director
                                     Director  of  Sales,  Marketing  and    of  Sales,  Marketing  and  Products  of
                                     Products.                               First Banks,  Inc. since September 2003;
                                                                             Executive   Vice    President   Personal
                                                                             Banking Personal Banking  Division, HSBC
                                                                             Bank USA  in Buffalo, New York from 1998
                                                                             to  June  2002,  Independent  Consultant
                                                                             from July 2002 to August 2003.

Mary P. Sherrill                49   Executive    Vice    President   and    Executive  Vice  President  and Director
                                     Director of Operations;  Director of    of  Operations  of  First  Banks,   Inc.
                                     First Bank.                             since  April  2003;  Director  of  First
                                                                             Bank since  April  2003;  Director, Vice
                                                                             Chairman  and  Chief of Bank Operations,
                                                                             Southwest Bank  in  St.  Louis, Missouri
                                                                             from 1999 to March 2003.

Mark T. Turkcan                 48   Executive  Vice President - Mortgage    Mr.   Turkcan   has  been   employed  in
                                     Banking;   Director  and   Executive    various executive  capacities with First
                                     Vice President of First Bank.           Banks, Inc. since 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, our directors, executive officers and shareholders, who are subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, filed on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003.

Item 11. Executive Compensation

         The   following   table  sets  forth  certain   information   regarding
compensation earned by the named executive officers for the years ended December 31, 2003, 2002 and 2001:

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                                                        All Other
         Name and Principal Position(s)                           Year       Salary        Bonus    Compensation (1)
         ------------------------------                           ----       ------        -----    ----------------

James F. Dierberg                                                 2003    $  610,000          --         6,000
Chairman of the Board of Directors                                2002       605,000      35,000         5,500
                                                                  2001       585,000     100,000         2,850

Allen H. Blake                                                    2003       397,300          --         6,000
President, Chief Executive Officer and                            2002       360,500      45,000         5,500
Chief Financial Officer                                           2001       343,700      58,000         2,590

Terrance M. McCarthy                                              2003       323,500          --         6,000
Senior Executive Vice President and                               2002       269,000      50,000         3,200
Chief Operating Officer;                                          2001       220,000      38,000         5,200
Chairman of the Board of Directors, President and
Chief Executive Officer of First Bank

Daniel W. Jasper (2)                                              2003       152,000      15,000         4,700
Executive Vice President and Chief Credit Officer;
Director of First Bank

Mark T. Turkcan                                                   2003       203,000      47,700         6,000
Executive Vice President - Mortgage Banking;                      2002       188,000      35,000         5,500
Director and Executive Vice President of First Bank               2001       177,500      22,500         5,250

Donald W. Williams (3)                                            2003       129,200          --       630,300 (3)
                                                                  2002       311,000      35,000         5,500
                                                                  2001       297,000      48,000         5,250

-----------------------
(1)  All other compensation reported includes matching contributions to our 401(k)  Plan for the year indicated and ownership interests granted in units of Star Lane Trust, our unit investment trust that was created on January
     21, 2000.
(2)  Mr. Jasper became an Executive Officer of the Company in October 2003.
(3)  Mr. Williams, Senior Executive Vice President and Chief Credit Officer, discontinued his employment with First
     Banks in April 2003. Mr. Williams' compensation for 2003 includes a payment in the amount of $630,000 under an employment contract by and among Mr. Williams, First Banks and First Bank.

Compensation of Directors. Only those directors who are neither our employees nor employees of any of our subsidiaries receive remuneration for their services as directors. Such non-employee directors (currently Messrs. Gordon Gundaker, David Steward, Hal Upbin and Douglas Yaeger) received a fee of $3,000 for each Board meeting attended and $1,000 for each Audit Committee meeting attended in 2003. Messr. Yaeger also received a fee of $4,000 per calendar quarter for his service as Chairman of the Audit Committee, and Messrs. Gundaker, Steward and Upbin also received a fee of $3,000 per calendar quarter for their service as members of the Audit Committee. The Audit Committee is currently the only committee of our Board of Directors. Messrs. Gundaker, Steward, Upbin and Yaeger received $31,000, $30,000, $29,000 and $35,000, respectively, in director's compensation in 2003.

         Our  executive   officers  that  are  also  directors  do  not  receive
remuneration other than salaries and bonuses for serving on our Board of Directors.

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake and McCarthy serve as executive officers and members of our Board of Directors. First Banks does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2003 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         See further information regarding  transactions with related parties in
Note 19 to our consolidated financial statements appearing on page 89 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 25, 2004, certain information with respect to the beneficial ownership of all classes of our voting capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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
--------------------
   *   Represents less than 1.0%.
  (1)  Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each  such  individual is 135 North Meramec Avenue, Clayton, Missouri 63105. Mr. James F. Dierberg, our
       Chairman of the Board, and Mrs. Mary W. Dierberg, are husband and wife,  and  Messrs. James F. Dierberg II,
       Michael J. Dierberg and Mrs. Ellen D. Schepman, formerly  Ms. Ellen C. Dierberg, are  their adult children.
  (2)  Due to the relationship between Mr. James F. Dierberg, his wife and their  children, Mr. Dierberg is deemed to share voting and investment power over these shares.
  (3)  Due to the relationship between Mr. James F. Dierberg, his wife and  First Bank, Mr. Dierberg  is deemed to share voting and investment power over these shares.
  (4)  Convertible into common stock, based on the appraised value of the common stock at the date  of conversion.
       Assuming an appraised value of the common stock equal to the book value, the  number of  shares  of  common stock into which the Class A Preferred Stock is convertible at December 31, 2003 is 565, which  shares  are not included in the above table.
  (5)  Sole voting and investment power.


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

         First Bank has had in the past, and may have in the future, loan transactions and related banking services in the ordinary course of business with our directors or their affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. First Bank does not extend credit to our officers or to officers of First Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our directors and officers and their respective affiliates have deposit accounts and related banking services with First Bank. It is First Bank's policy not to permit any of its officers or directors or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank's standard credit criteria.

         Transactions with related parties are more fully described in Note 19 to our Consolidated Financial Statements.

Item 14. Principal Accountant Fees and Services

Fees of Independent Auditors

         During 2003 and 2002, KPMG LLP served as our independent auditors and provided additional services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements in 2003 and 2002:

                                                                                      2003           2002
                                                                                      ----           ----

           Audit fees, excluding audit related fees (1).........................    $ 475,000      523,000
           Audit related fees...................................................           --           --
           Tax fees.............................................................       76,784       19,990
           All other fees (2)...................................................        8,173      284,093
                                                                                    ---------    ---------
                  Total.........................................................    $ 559,957      827,083
                                                                                    =========    =========
           ------------------------
           (1)  Audit fees include audits of the financial statements of Star Lane Trust as well as services provided for reporting requirements under FDICIA and mortgage  banking activities. For 2003, audit related fees consisted of work performed related to the First Preferred Capital  Trust
                IV trust preferred securities offering. For 2002, audit related fees  principally  consisted of consultation on various accounting matters, reporting  requirements for Lender's Interest and Special Allowance Request and Reports submitted to  the  U.S.  Department  of  Education associated with our former student lending programs and the review of FBA's proxy statement.
           (2)  All  other  fees  consist  primarily  of tax compliance and consultative services. For 2002, these fees also include fees associated with a branch operations and organization consulting project.

Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services

         Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Audit with a statement as to whether in his view the request is consistent with the Securities and Exchange Commission's rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

         (b)     Reports on Form 8-K.

                     During the quarter ended December 31, 2003, we filed one Current Report on Form 8-K on October 28, 2003. Item 12 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three and nine months ended September 30, 2003. A copy of the press release was included as Exhibit 99.5.

         (c) The index of required exhibits is included beginning on page 100 of this Report.

                                               CONSOLIDATED BALANCE SHEETS
                            (dollars expressed in thousands, except share and per share data)

                                                                                               December 31,
                                                                                        --------------------------
                                                                                           2003            2002
                                                                                           ----            ----
                                                       ASSETS
                                                       ------
Cash and cash equivalents:
     Cash and due from banks.......................................................     $  179,802         194,519
     Short-term investments........................................................         33,735           8,732
                                                                                        ----------       ---------
          Total cash and cash equivalents..........................................        213,537         203,251
                                                                                        ----------       ---------
Investment securities:
     Available for sale............................................................      1,038,787       1,129,244
     Held to maturity (fair value of $11,341 and $16,978, respectively)............         10,927          16,426
                                                                                        ----------       ---------
          Total investment securities..............................................      1,049,714       1,145,670
                                                                                        ----------       ---------
Loans:
     Commercial, financial and agricultural........................................      1,407,626       1,443,016
     Real estate construction and development......................................      1,063,889         989,650
     Real estate mortgage..........................................................      2,582,264       2,444,122
     Lease financing...............................................................         67,282         126,738
     Consumer and installment......................................................         71,652          86,763
     Loans held for sale...........................................................        145,746         349,965
                                                                                        ----------       ---------
          Total loans..............................................................      5,338,459       5,440,254
     Unearned discount.............................................................        (10,384)         (7,666)
     Allowance for loan losses.....................................................       (116,451)        (99,439)
                                                                                        ----------       ---------
          Net loans................................................................      5,211,624       5,333,149
                                                                                        ----------       ---------

Derivative instruments.............................................................         49,291          97,887
Bank premises and equipment, net of accumulated depreciation and amortization......        136,739         152,418
Goodwill...........................................................................        145,548         140,112
Bank-owned life insurance..........................................................         97,521          92,616
Deferred income taxes..............................................................        102,844          92,157
Other assets.......................................................................        100,122          93,917
                                                                                        ----------       ---------
          Total assets.............................................................     $7,106,940       7,351,177
                                                                                        ==========       =========
                                                   LIABILITIES
                                                   -----------
Deposits:
     Noninterest-bearing demand....................................................     $1,034,367         986,674
     Interest-bearing demand.......................................................        843,001         819,429
     Savings.......................................................................      2,128,683       2,176,616
     Time deposits of $100 or more.................................................        436,439         469,904
     Other time deposits...........................................................      1,519,125       1,720,197
                                                                                        ----------       ---------
          Total deposits...........................................................      5,961,615       6,172,820
Other borrowings...................................................................        273,479         265,644
Note payable.......................................................................         17,000           7,000
Subordinated debentures............................................................        209,320         278,389
Deferred income taxes..............................................................         41,683          61,204
Accrued expenses and other liabilities.............................................         54,028          47,079
                                                                                        ----------       ---------
          Total liabilities........................................................      6,557,125       6,832,136
                                                                                        ----------       ---------
                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and
       outstanding.................................................................             --              --
     Class A convertible, adjustable rate, $20.00 par value,
       750,000 shares authorized, 641,082 shares issued and outstanding............         12,822          12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding.......................................            241             241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding..........................................          5,915           5,915
Additional paid-in capital.........................................................          5,910           5,910
Retained earnings..................................................................        495,714         433,689
Accumulated other comprehensive income.............................................         29,213          60,464
                                                                                        ----------       ---------
          Total stockholders' equity...............................................        549,815         519,041
                                                                                        ----------       ---------
          Total liabilities and stockholders' equity...............................     $7,106,940       7,351,177
                                                                                        ==========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                                               CONSOLIDATED STATEMENTS OF INCOME
                                (dollars expressed in thousands, except share and per share data)

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                   2003         2002        2001
                                                                                   ----         ----        ----
      Interest income:
         Interest and fees on loans..........................................   $ 355,472      390,062     412,153
         Investment securities:
           Taxable...........................................................      32,442       31,845      26,886
           Nontaxable........................................................       1,737        1,865         888
         Federal funds sold and other........................................       1,502        1,949       5,458
                                                                                ---------     --------    --------
              Total interest income..........................................     391,153      425,721     445,385
                                                                                ---------     --------    --------
      Interest expense:
         Deposits:
           Interest-bearing demand...........................................       5,470        7,551       7,019
           Savings...........................................................      23,373       35,668      50,388
           Time deposits of $100 or more.....................................      13,075       19,047      28,026
           Other time deposits...............................................      41,201       66,002      97,105
         Other borrowings....................................................       2,243        3,450       5,847
         Note payable........................................................         785        1,032       2,629
         Subordinated debentures.............................................      17,879       24,801      19,232
                                                                                ---------     --------    --------
              Total interest expense.........................................     104,026      157,551     210,246
                                                                                ---------     --------    --------
              Net interest income............................................     287,127      268,170     235,139
      Provision for loan losses..............................................      49,000       55,500      23,510
                                                                                ---------     --------    --------
              Net interest income after provision for loan losses............     238,127      212,670     211,629
                                                                                ---------     --------    --------
      Noninterest income:
         Service charges on deposit accounts and customer service fees.......      36,113       30,978      22,865
         Gain on mortgage loans sold and held for sale.......................      15,645        6,471       5,469
         Net gain on sales of available-for-sale investment securities.......       8,761           90      18,722
         Gain on sales of branches, net of expenses..........................       3,992           --          --
         Bank-owned life insurance investment income.........................       5,469        5,928       4,415
         Net gain on derivative instruments..................................         496        2,181      18,583
         Other...............................................................      17,232       21,863      19,041
                                                                                ---------     --------    --------
              Total noninterest income.......................................      87,708       67,511      89,095
                                                                                ---------     --------    --------
      Noninterest expense:
         Salaries and employee benefits......................................      95,441       89,569      83,938
         Occupancy, net of rental income.....................................      20,940       21,030      17,432
         Furniture and equipment.............................................      18,286       17,495      12,612
         Postage, printing and supplies......................................       5,100        5,556       4,869
         Information technology fees.........................................      32,136       32,135      26,981
         Legal, examination and professional fees............................       8,131        9,284       6,988
         Amortization of intangibles associated
           with the purchase of subsidiaries.................................       2,506        2,012       8,248
         Communications......................................................       2,667        3,166       3,247
         Advertising and business development................................       4,271        5,023       5,237
         Charitable contributions............................................       5,334          204         125
         Other...............................................................      32,257       25,338      32,480
                                                                                ---------     --------    --------
              Total noninterest expense......................................     227,069      210,812     202,157
                                                                                ---------     --------    --------
              Income before provision for income taxes, minority
                interest in income of subsidiary and cumulative
                effect of change in accounting principle.....................      98,766       69,369      98,567
      Provision for income taxes.............................................      35,955       22,771      30,048
                                                                                ---------     --------    --------
              Income before minority interest in income
                of subsidiary and cumulative
                effect of change in accounting principle.....................      62,811       46,598      68,519
      Minority interest in income of subsidiary..............................          --        1,431       2,629
                                                                                ---------     --------    --------
              Income before cumulative effect of change
                in accounting principle......................................      62,811       45,167      65,890
      Cumulative effect of change in accounting principle, net of tax........          --           --      (1,376)
                                                                                ---------     --------    --------
              Net income.....................................................      62,811       45,167      64,514
      Preferred stock dividends..............................................         786          786         786
                                                                                ---------     --------    --------
              Net income available to common stockholders....................   $  62,025       44,381      63,728
                                                                                =========     ========    ========

      Basic earnings per common share:
         Income before cumulative effect of change in accounting principle...   $2,621.39     1,875.69    2,751.54
         Cumulative effect of change in accounting principle, net of tax.....          --           --      (58.16)
                                                                                ---------     --------    --------
         Basic...............................................................   $2,621.39     1,875.69    2,693.38
                                                                                =========     ========    ========
      Diluted earnings per common share:
         Income before cumulative effect of change in accounting principle...   $2,588.31     1,853.64    2,684.93
         Cumulative effect of change in accounting principle, net of tax.....          --           --      (58.16)
                                                                                ---------     --------    --------
         Diluted.............................................................   $2,588.31     1,853.64    2,626.77
                                                                                =========     ========    ========

      Weighted average shares of common stock outstanding....................      23,661       23,661      23,661
                                                                                =========     ========    ========

      The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                      Three Years Ended December 31, 2003
                                             (dollars expressed in thousands, except per share data)




                                                     Adjustable Rate                                         Accu-
                                                     Preferred Stock                                        mulated
                                                     ---------------                                         Other    Total
                                                   Class A                     Additional Compre-           Compre-   Stock-
                                                   Conver-             Common    Paid-in  hensive Retained  hensive  holders'
                                                    tible    Class B    Stock    Capital  Income  Earnings   Income   Equity
                                                    -----    -------    -----    -------  ------- --------   ------   ------

Consolidated balances, January 1, 2001...........  $12,822     241     5,915     2,267            325,580    6,021   352,846
Year ended December 31, 2001:
    Comprehensive income:
      Net income.................................       --      --        --        --   64,514    64,514       --    64,514
      Other comprehensive income, net of tax:
        Unrealized losses on investment
         securities, net of reclassification
         adjustment (1)..........................       --      --        --        --   (1,871)       --   (1,871)   (1,871)
        Derivative instruments:
          Cumulative effect of change in
             accounting principle, net...........       --      --        --        --    9,069        --    9,069     9,069
          Current period transactions............       --      --        --        --   27,021        --   27,021    27,021
          Reclassification to earnings...........       --      --        --        --   (5,943)       --   (5,943)   (5,943)
                                                                                        -------
      Comprehensive income.......................                                        92,790
                                                                                        =======
    Class A preferred stock dividends,
        $1.20 per share..........................       --      --        --        --               (769)      --      (769)
    Class B preferred stock dividends,
        $0.11 per share..........................       --      --        --        --                (17)      --       (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --      --        --     3,807                 --       --     3,807
                                                   -------    ----     -----     -----            -------  -------   -------
Consolidated balances, December 31, 2001.........   12,822     241     5,915     6,074            389,308   34,297   448,657
Year ended December 31, 2002:
    Comprehensive income:
      Net income.................................       --      --        --        --   45,167    45,167       --    45,167
      Other comprehensive income, net of tax:
        Unrealized gains on investment
          securities, net of reclassification
          adjustment (1).........................       --      --        --        --    8,909        --    8,909     8,909
        Derivative instruments:
          Current period transactions............       --      --        --        --   17,258        --   17,258    17,258
                                                                                        -------
      Comprehensive income.......................                                        71,334
                                                                                        =======
    Class A preferred stock dividends,
        $1.20 per share..........................       --      --        --        --               (769)      --      (769)
    Class B preferred stock dividends,
        $0.11 per share..........................       --      --        --        --                (17)      --       (17)
    Effect of capital stock transactions of
      majority-owned subsidiary..................       --      --        --      (164)                --       --      (164)
                                                   -------    ----     -----     -----            -------  -------   -------
Consolidated balances, December 31, 2002.........   12,822     241     5,915     5,910            433,689   60,464   519,041
Year ended December 31, 2003:
    Comprehensive income:
      Net income.................................       --      --        --        --   62,811    62,811       --    62,811
      Other comprehensive loss, net of tax:
        Unrealized losses on investment
          securities, net of reclassification
          adjustment (1).........................       --      --        --        --   (9,986)       --   (9,986)   (9,986)
        Derivative instruments:
          Current period transactions............       --      --        --        --  (21,265)       --  (21,265)  (21,265)
                                                                                        -------
      Comprehensive income.......................                                        31,560
                                                                                        =======
    Class A preferred stock dividends,
        $1.20 per share..........................       --      --        --        --               (769)      --      (769)
    Class B preferred stock dividends,
        $0.11 per share..........................       --      --        --        --                (17)      --       (17)
                                                   -------    ----     -----     -----            -------  -------   -------

Consolidated balances, December 31, 2003.........  $12,822     241     5,915     5,910            495,714   29,213   549,815
                                                   =======    ====     =====     =====            =======  =======   =======



--------------------------------------
(1) Disclosure of reclassification adjustment:

                                                                                                Years Ended December 31,
                                                                                            ------------------------------
                                                                                               2003       2002       2001
                                                                                               ----       ----       ----

     Unrealized (losses) gains on investment securities arising during the year..........   $(4,291)     8,968      10,298
     Less reclassification adjustment for gains included in net income...................     5,695         59      12,169
                                                                                            -------     ------      ------
     Unrealized (losses) gains on investment securities..................................   $(9,986)     8,909      (1,871)
                                                                                            =======     ======      ======

The accompanying notes are an integral part of the consolidated financial statements.


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars expressed in thousands)

                                                                                      Years ended December 31,
                                                                                -----------------------------------
                                                                                     2003        2002        2001
                                                                                     ----        ----        ----

Cash flows from operating activities:
     Net income..............................................................   $   62,811      45,167       64,514
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Cumulative effect of change in accounting principle, net of tax....           --          --        1,376
          Depreciation and amortization of bank premises and equipment.......       20,068      18,902       12,713
          Amortization, net of accretion.....................................       24,996      17,769       11,203
          Originations and purchases of loans held for sale..................   (2,158,251) (1,954,346)  (1,524,156)
          Proceeds from sales of loans held for sale.........................    2,003,574   1,602,500    1,339,258
          Provision for loan losses..........................................       49,000      55,500       23,510
          Provision for income taxes.........................................       35,955      22,771       30,048
          Payments of income taxes...........................................      (43,632)    (34,287)     (19,297)
          Decrease in accrued interest receivable............................        4,614       2,197       11,641
          Interest accrued on liabilities....................................      104,026     157,551      210,246
          Payments of interest on liabilities................................     (107,295)   (162,825)    (219,099)
          Gain on mortgage loans sold and held for sale......................      (15,645)     (6,471)      (5,469)
          Net gain on sales of available-for-sale investment securities......       (8,761)        (90)     (18,722)
          Gain on sales of branches, net of expenses.........................       (3,992)         --           --
          Net gain on derivative instruments.................................         (496)     (2,181)     (18,583)
          Other operating activities, net....................................        7,390      (1,138)       2,837
          Minority interest in income of subsidiary..........................           --       1,431        2,629
                                                                                ----------  ----------   ----------
               Net cash used in operating activities.........................      (25,638)   (237,550)     (95,351)
                                                                                ----------  ----------   ----------

Cash flows from investing activities:
     Cash received for acquired entities, net of
       cash and cash equivalents paid........................................       14,870      11,715        6,351
     Proceeds from sales of investment securities available for sale.........        6,019      55,130       85,824
     Maturities of investment securities available for sale..................    1,499,476   1,085,993      762,548
     Maturities of investment securities held to maturity....................        5,573       6,829        4,292
     Purchases of investment securities available for sale...................   (1,209,592) (1,380,165)    (824,300)
     Proceeds from terminations of derivative instruments....................           --          --       22,203
     Net decrease (increase) in loans........................................       18,786     199,051       (6,252)
     Recoveries of loans previously charged-off..............................       23,028      15,933        9,469
     Purchases of bank premises and equipment................................       (4,359)    (15,565)     (36,452)
     Other investing activities..............................................        3,254       6,992       (1,081)
                                                                                ----------  ----------   ----------
               Net cash provided by (used in) investing activities...........      357,055     (14,087)      22,602
                                                                                ----------  ----------   ----------

Cash flows from financing activities:
     Increase in demand and savings deposits.................................       13,287     450,541      299,466
     Decrease in time deposits...............................................     (223,555)   (245,637)    (254,748)
     Repayments of Federal Home Loan Bank advances...........................       (8,548)    (16,600)      (5,000)
     (Decrease) increase in federal funds purchased..........................      (55,000)    (26,000)      70,000
     Increase in securities sold under agreements to repurchase..............       69,835      46,989        8,438
     Advances drawn on note payable..........................................       34,500      43,500       69,500
     Repayments of note payable..............................................      (24,500)    (64,000)    (125,000)
     Proceeds from issuance of subordinated debentures.......................       70,907      25,007       54,474
     Payments for redemptions of subordinated debentures.....................     (136,341)         --           --
     Sale of branch deposits.................................................      (60,930)         --           --
     Payment of preferred stock dividends....................................         (786)       (786)        (786)
                                                                                ----------  ----------   ----------
               Net cash (used in) provided by financing activities...........     (321,131)    213,014      116,344
                                                                                ----------  ----------   ----------
               Net increase (decrease) in cash and cash equivalents..........       10,286     (38,623)      43,595
Cash and cash equivalents, beginning of year.................................      203,251     241,874      198,279
                                                                                ----------  ----------   ----------
Cash and cash equivalents, end of year.......................................   $  213,537     203,251      241,874
                                                                                ==========  ==========   ==========

Noncash investing and financing activities:
     Reduction of deferred tax asset valuation reserve.......................   $       --          --        4,971
     Loans transferred to other real estate..................................       13,525       7,607        3,493
                                                                                ==========  ==========   ==========

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

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, net of minority interest, as more fully described below. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2002 and 2001 amounts have been made to conform to the 2003 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

         On December 31, 2002, First Banks completed its acquisition of all of the publicly held outstanding capital stock of First Banks America, Inc., San Francisco, California (FBA), for a price of $40.54 per share, or approximately $32.4 million. Prior to consummation of this transaction, First Banks owned 93.78% of FBA's outstanding stock, with approximately 6.22% or 798,753 shares of FBA's outstanding stock held publicly. As a result, FBA became a wholly owned subsidiary of First Banks, was merged with and into First Banks and FBA's subsidiaries, SFC and First Bank & Trust, became wholly owned subsidiaries of First Banks. On March 31, 2003, First Bank & Trust, headquartered in San Francisco, California (FB&T), was merged with and into First Bank to allow certain administrative and operational economies not available while the two subsidiary banks maintained separate charters.

         On December 31, 2003, First Banks implemented FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of First Banks' five statutory and business trusts, which were created for the sole purpose of issuing trust preferred securities. The implementation of this Interpretation had no material effect on the Company's consolidated financial position or results of operations. The implementation resulted in the Company's $6.5 million investment in the common equity of the five trusts being included in the consolidated balance sheets as available-for-sale investment securities and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to interest income and interest expense totaled $696,000 for the year ended December 31, 2003. Prior period results were restated to conform to the 2003 presentation.

         Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.

         First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $34.0 million and $26.5 million at December 31, 2003 and 2002, respectively.

         Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. First Banks does not engage in the trading of investment securities.

         Investment securities designated as available for sale, which include any security that First Banks has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income are reversed upon sale.

         Investment securities designated as held to maturity, which include any security that First Banks has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

         A decline in the market value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other-than-temporary results in a permanent reduction of the carrying value to fair value. The permanent impairment is charged to noninterest income and a new cost basis is established. When determining permanent impairment, consideration is given as to whether First Banks has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

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

         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all delinquent principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.

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

         In addition, First Banks monitors the fair value of the underlying collateral of its lease portfolio to identify any impairment as a result of a decline in the residual value of the underlying collateral, which may not be apparent from the payment performance of the lease.

         Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on mortgage loans sold and held for sale in the consolidated statements of income in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification method. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

         Loan Servicing Income. Loan servicing income is included in noninterest income and represents fees earned for servicing real estate mortgage loans owned by investors, net of federal agency guarantee fees, interest shortfall, amortization of mortgage servicing rights and the impairment valuation allowance. Such fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of the loans held for portfolio and held for sale, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require First Banks to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

         Derivative Instruments and Hedging Activities. First Banks utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. First Banks uses such derivative instruments solely to reduce its interest rate risk exposure. First Banks accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be recorded in the consolidated balance sheets and measured at fair value.

         At inception of a derivative transaction, First Banks designates the derivative instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges). For all hedging relationships, First Banks formally documents the hedging relationship and its risk-management objectives and strategy for entering into the hedging relationship including the hedging instrument, the hedged item(s), the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and a description of the method the Company will utilize to measure hedge ineffectiveness. This process also includes linking all derivative instruments that are designated as fair value hedges or cash flow hedges to the underlying assets and liabilities or to specific firm commitments or forecasted transactions. First Banks also assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged item(s).

         First Banks discontinues hedge accounting prospectively when it is determined that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the hedged item(s), the derivative instrument expires or is sold, terminated, or exercised, the derivative instrument is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative instrument as a hedging transaction is no longer appropriate.

         A  summary  of  First  Banks'  accounting   policies  for  its  various
derivative instruments and hedging activities is as follows:

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

         >> Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a monthly basis. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability. In the event of early termination or ineffectiveness, the net proceeds received or paid are recognized immediately in noninterest income and the future net interest differential, if any, is recognized prospectively in noninterest income. The cumulative change in the fair value of the underlying hedged item is deferred and amortized or accreted to interest income or interest expense over the weighted average life of the related asset or liability. If, however, the underlying hedged item is repaid, the cumulative change in the fair value of the underlying hedged item is recognized immediately in noninterest income.

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

         Bank Premises and Equipment, Net. Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over three to seven years.

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include goodwill and core deposit intangibles.

         On January 1, 2002, First Banks adopted SFAS No. 142 -- Goodwill and Other Intangible Assets, and SFAS No 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No 144. In 2002, First Banks completed the required transitional goodwill impairment test, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional and annual goodwill impairment testing did not identify any goodwill impairment losses.

         At the date of adoption, First Banks had unamortized goodwill of $115.9 million and core deposit intangibles of $9.6 million, which were subject to the transition provisions of SFAS No. 142. Accordingly, First Banks continues to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with the purchase of branch offices. Core deposit intangibles are amortized over the estimated periods to be benefited, which has been estimated at seven years, and goodwill associated with the purchase of branch offices is amortized over the estimated periods to be benefited, which has been estimated at 15 years. Goodwill associated with the purchase of subsidiaries is no longer amortized, but instead, is tested annually for impairment following First Banks' existing methods of measuring and recording impairment losses, as described below. Prior to January 1, 2002, goodwill was amortized using the straight-line method over the estimated periods to be benefited, which ranged from 10 to 15 years.

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

         Mortgage Servicing Rights. Mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis over the estimated lives of the related mortgages considering the level of current and anticipated repayments, which range from five to ten years. The weighted average amortization period of the mortgage servicing rights is approximately five years. The value of mortgage servicing rights is adversely affected when mortgage interest rates decline which normally causes mortgage loan prepayments to increase. First Banks assesses impairment using stratifications based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. The amount by which the carrying value of the mortgage servicing rights for each stratum exceeds the fair value is recorded in a valuation allowance as a reduction of mortgage servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs.

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

         Financial Instruments With Off-Balance-Sheet Risk. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. First Banks utilizes financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of First Banks. The risk that a counterparty to an agreement entered into by First Banks may default is defined as "credit risk."

         First Banks is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.

         Earnings Per Common Share. Basic earnings per common share (EPS) are computed by dividing the income available to common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends.

(2)      ACQUISITIONS, INTEGRATION  COSTS AND OTHER CORPORATE  TRANSACTIONS

         During the three years ended December 31, 2003, First Banks completed the following acquisitions:

                                                                                Total       Purchase
           Entity                                    Date                      Assets         Price       Goodwill
           ------                                    ----                      ------         -----       --------
                                                                                 (dollars expressed in thousands)

   2003
   ----

     Bank of Ste. Genevieve
     Ste. Genevieve, Missouri                   March 31, 2003              $ 115,100        17,900           3,400
                                                                            =========       =======        ========

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
                                                                            =========       =======        ========

         Goodwill associated with the acquisitions included in the table above is not expected to be deductible for tax purposes. For 2003, 2002 and 2001 acquisitions, goodwill in the amounts of $3.4 million, $12.6 million and $36.8 million, respectively, was assigned to First Bank.

         The aforementioned transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions were funded from available cash reserves, proceeds from exchanges, sales and maturities of available-for-sale investment securities, borrowings under First Banks' revolving credit agreement and proceeds from the issuance of trust preferred securities. Due to the immaterial effect on previously reported financial information, pro forma disclosures have not been prepared for the aforementioned transactions.

         As discussed in Note 1 to the Notes to Consolidated Financial Statements, FB&T was merged with and into First Bank on March 31, 2003 to allow certain administrative and operational economies not available while the two subsidiary banks maintained separate charters.

         On December 31, 2003, the net assets of First Banc Mortgage, Inc., a subsidiary of First Bank, were distributed to First Bank.

         In addition, as previously discussed, on December 31, 2002, First Banks completed its acquisition of all of the outstanding capital stock of FBA that it did not already own. This transaction was accounted for using the purchase method of accounting, and goodwill in the amount of $14.6 million was recorded and assigned to First Bank. The goodwill is not deductible for tax purposes.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. The accrued costs relate to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs that First Banks incurs relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over periods ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the respective consummation date. The accrued severance balance of $1.4 million, as summarized in the table below, is comprised of contractual obligations under salary continuation agreements to 10 individuals and have remaining terms ranging from four months to approximately 13 years. Payments made under these agreements are paid from accrued expenses and other liabilities and consequently, do not have any impact on the consolidated statements of income.

         A summary of acquisition and integration costs attributable to the acquisitions included in the foregoing table, which were accrued as of the consummation dates of the respective acquisition, is listed below. These acquisition and integration costs are reflected in accrued expenses and other liabilities in the consolidated balance sheets.

                                                                             Information
                                                          Severance        Technology Fees       Total
                                                          ---------        ---------------       -----
                                                                 (dollars expressed in thousands)

       Balance at December 31, 2000..................      $3,169                 --            3,169
       Year Ended December 31, 2001:
         Amounts accrued at acquisition date.........       3,885                516            4,401
         Payments....................................      (3,120)              (363)          (3,483)
                                                           ------              -----           ------
       Balance at December 31, 2001..................       3,934                153            4,087
       Year Ended December 31, 2002:
         Amounts accrued at acquisition date.........         239                250              489
         Payments....................................      (1,822)              (375)          (2,197)
                                                           ------              -----           ------
       Balance at December 31, 2002..................       2,351                 28            2,379
       Year Ended December 31, 2003:
         Amounts accrued at acquisition date.........         100                350              450
         Reversal to goodwill........................         (39)              (108)            (147)
         Payments....................................      (1,000)              (270)          (1,270)
                                                           ------              -----           ------
       Balance at December 31, 2003..................      $1,412                 --            1,412
                                                           ======              =====           ======

         On October 17, 2003, First Bank completed its divestiture of three branch offices in the northern and central Illinois market area, and on December 5, 2003, First Bank completed its divestiture of one branch office in regional Missouri. These branch divestitures resulted in a reduction of the deposit base of approximately $88.3 million, and a pre-tax gain of approximately $4.0 million, which is included in noninterest income.

(3)      INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2003 and 2002 were as follows:

                                                      Maturity
                                         ----------------------------------------    Total        Gross
                                                                           After     Amor-      Unrealized           Weighted
                                          1 Year        1-5       5-10       10      tized   ---------------  Fair   Average
                                         or Less      Years      Years     Years     Cost     Gains   Losses  Value   Yield
                                         -------      -----      -----     -----     ----     -----   ------  -----   -----
                                                                     (dollars expressed in thousands)
 December 31, 2003:
    Carrying value:
       U.S. Government agencies
          and corporations:
             Mortgage-backed..........  $    613      7,913     63,394    743,476    815,396   6,353  (3,725)   818,024  4.55%
             Other....................    50,048     81,227      1,293         --    132,568   1,288    (533)   133,323  3.13
       State and political
          subdivisions................     3,749     11,293     14,280      1,924     31,246     801     (11)    32,036  3.72
       Corporate debt securities......    17,029      5,772         --         --     22,801     477      --     23,278  5.47
       Equity investments ............       449         --         --      7,457      7,906      78      --      7,984  7.83
       Federal Home Loan Bank and
          Federal Reserve Bank stock
             (no stated maturity).....    24,142         --         --         --     24,142      --      --     24,142  5.31
                                        --------    -------     ------    -------  ---------  ------  ------  ---------
              Total...................  $ 96,030    106,205     78,967    752,857  1,034,059   8,997  (4,269) 1,038,787  4.41
                                        ========    =======     ======    =======  =========  ======  ======  =========  ====

    Fair value:
       Debt securities................  $ 72,247    106,999     80,558    746,857
       Equity securities..............    24,591         --         --      7,535
                                        --------    -------     ------    -------
              Total...................  $ 96,838    106,999     80,558    754,392
                                        ========    =======     ======    =======

    Weighted average yield............      4.65%      2.84%      4.51%      4.59%
                                        ========    =======     ======    =======

 December 31, 2002:
    Carrying value:
       U.S. Treasury..................  $149,963         --         --         --    149,963      --     (65)   149,898  1.12%
       U.S. Government agencies
          and corporations:
             Mortgage-backed..........       797     10,841     37,617    494,832    544,087   8,632    (145)   552,574  4.55
             Other....................   223,106     81,774      2,340         --    307,220   3,509     (37)   310,692  2.45
       State and political
          subdivisions................     1,605      7,946     17,487      5,655     32,693     592     (38)    33,247  3.78
       Corporate debt securities......     5,012     20,847         --         --     25,859     514      (8)    26,365  5.76
       Equity investments.............    15,434         --         --     13,350     28,784   7,880    (307)    36,357  5.35
       Federal Home Loan Bank and
          Federal Reserve Bank stock
             (no stated maturity).....    20,111         --         --         --     20,111      --      --     20,111  4.45
                                        --------    -------     ------    -------  ---------  ------  ------  ---------
              Total...................  $416,028    121,408     57,444    513,837  1,108,717  21,127    (600) 1,129,244  3.53
                                        ========    =======     ======    =======  =========  ======  ======  =========  ====

    Fair value:
       Debt securities................  $381,224    125,038     58,291    508,223
       Equity securities..............    42,952         --         --     13,516
                                        --------    -------     ------    -------
              Total...................  $424,176    125,038     58,291    521,739
                                        ========    =======     ======    =======

    Weighted average yield............      1.77%      4.58%      4.17%      4.64%
                                        ========     =======    ======    =======

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2003 and 2002 were as follows:

                                                  Maturity
                                        ---------------------------------------     Total       Gross
                                                                          After     Amor-     Unrealized           Weighted
                                         1 Year        1-5       5-10       10      tized   ---------------  Fair   Average
                                        or Less      Years      Years     Years     Cost     Gains   Losses  Value   Yield
                                        -------      -----      -----     -----     ----     -----   ------  -----   -----
                                                                     (dollars expressed in thousands)

 December 31, 2003:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --        576      576      26       --      602   6.34%
       State and political
        subdivisions..................    3,098      2,968      4,285         --   10,351     388       --   10,739   4.93
                                       --------     ------     ------    -------   ------    ----      ---   ------
           Total...................... $  3,098      2,968      4,285        576   10,927     414       --   11,341   5.00
                                       ========     ======     ======    =======   ======    ====      ===   ======   ====

    Fair value:
       Debt securities................ $  3,150      3,142      4,447        602
                                       ========     ======     ======    =======

    Weighted average yield............     5.22%      4.46%      5.04%      6.34%
                                       ========     ======     ======    =======



 December 31, 2002:
    Carrying value:
       Mortgage-backed securities..... $     --         --         --      2,203    2,203      66       --    2,269   6.69%
       State and political
        subdivisions..................    2,472      6,313      5,438         --   14,223     487       (1)  14,709   4.88
                                       --------     ------     ------    -------   ------    ----      ---   ------
           Total...................... $  2,472      6,313      5,438      2,203   16,426     553       (1)  16,978   5.12
                                       ========     ======     ======    =======   ======    ====      ===   ======   ====

    Fair value:
       Debt securities................ $  2,517      6,581      5,611      2,269
                                       ========     ======     ======    =======

    Weighted average yield............     4.76%      4.93%      4.88%      6.69%
                                       ========     ======     ======    =======


         Proceeds from sales of available-for-sale investment securities were $6.0 million, $55.1 million and $85.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross gains of $576,600, $91,000 and $19.1 million were realized on these sales during the years ended December 31, 2003, 2002 and 2001, respectively. Gross losses of $1,600 and $384,000 were realized on these sales during the years ended December 31, 2002 and 2001, respectively. There were no gross losses realized on securities sales in 2003. In 2003, First Banks also recognized non-cash gains of $6.3 million on the partial exchange of equity securities for a 100% ownership interest in Bank of Ste. Genevieve, and $2.3 million gain on the subsequent contribution of the remaining shares of equity securities to a charitable foundation. In addition, First Banks recognized a $431,000 impairment loss due to an other-than-temporary decline in the fair value of an equity fund investment.

         Proceeds from calls of investment securities were $41.5 million, $64.0 million and $121.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross gains of $11,200 and $6,800 were realized on these called securities during the years ended December 31, 2003 and 2001, respectively. Gross losses of $1,900 and $1,400 were realized on these called securities during the years ended December 31, 2003 and 2001, respectively. There were no gross gains or gross losses realized on called securities in 2002.

         First Bank is a member of the Federal Home Loan Bank (FHLB) system and the Federal Reserve Bank (FRB) system and maintains investments in FHLB and FRB Stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank's capital stock and capital surplus. The investments in FHLB of Chicago stock and FHLB of San Francisco stock are maintained at an amount equal to 5% of advances. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank's total assets as of December 31, 2002 plus 4.45% of advances plus 0.15% of outstanding standby letters of credit.

         Investment securities with a carrying value of approximately $379.4 million and $313.0 million at December 31, 2003 and 2002, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

                                            Less than 12 months         12 months or more                Total
                                        -------------------------  -------------------------   ------------------------
                                           Fair        Unrealized      Fair      Unrealized     Fair         Unrealized
                                           Value         Losses        Value       Losses       Value          Losses
                                           -----         ------        -----       ------       -----          ------
                                                                  (dollars expressed in thousands)
 Available for sale:
    U.S. Government agencies
       and corporations:
          Mortgage-backed.............  $ 226,339        (3,716)        450          (9)        226,789        (3,725)
          Other.......................     50,094          (533)         --          --          50,094          (533)
    State and political subdivisions..      1,315           (11)         --          --           1,315           (11)
                                        ---------       -------        ----        ----        --------       -------
             Total....................  $ 277,748        (4,260)        450          (9)        278,198        (4,269)
                                        =========       =======        ====        ====        ========       =======

         U.S. Government agencies and corporations - The unrealized losses on investments in mortgage-backed securities and other agency securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

         State and political subdivisions - The unrealized losses on investments in state and political subdivisions were caused by fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because First Banks has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                                2003         2002         2001
                                                                                ----         ----         ----
                                                                               (dollars expressed in thousands)

               Balance, beginning of year.................................    $ 99,439      97,164      81,592
               Acquired allowances for loan losses........................         757       1,366      14,046
                                                                              --------     -------     -------
                                                                               100,196      98,530      95,638
                                                                              --------     -------     -------
               Loans charged-off..........................................     (55,773)    (70,524)    (31,453)
               Recoveries of loans previously charged-off.................      23,028      15,933       9,469
                                                                              --------     -------     -------
                  Net loans charged-off...................................     (32,745)    (54,591)    (21,984)
                                                                              --------     -------     -------
               Provision for loan losses..................................      49,000      55,500      23,510
                                                                              --------     -------     -------
               Balance, end of year.......................................    $116,451      99,439      97,164
                                                                              ========     =======     =======

         At December 31, 2003 and 2002, First Banks had $75.4 million and $75.2 million of impaired loans, including $75.4 million and $73.2 million, respectively, of loans on nonaccrual status. At December 31, 2003 and 2002, impaired loans also include $13,000 and $2.0 million of restructured loans. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $5.9 million, $7.1 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, $2.6 million, $2.2 million and $2.9 million was actually recorded as interest income on such loans in 2003, 2002 and 2001, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $17.7 million and $14.8 million at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans was $69.6 million, $78.1 million and $62.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amount of interest income recognized using a cash basis method of accounting during the time these loans were impaired was $2.6 million, $4.6 million and $5.8 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, First Banks had $2.8 million and $4.6 million, respectively, of loans past due 90 days or more and still accruing interest.

         First Banks' primary market areas are the states of Missouri, Illinois, Texas and California. At December 31, 2003 and 2002, approximately 91% and 92% of the total loan portfolio, respectively, and 80% and 78% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these states.

         Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 71% and 70% of the loan portfolio at December 31, 2003 and 2002, respectively, of which 25% and 28%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit.

         In general, First Banks is a collateral lender. At December 31, 2003 and 2002, 99% and 98%, respectively, of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      DERIVATIVE INSTRUMENTS

         First Banks utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by First Banks at December 31, 2003 and 2002 are summarized as follows:

                                                                            December 31,
                                                        ---------------------------------------------------
                                                                 2003                        2002
                                                        ------------------------  -------------------------
                                                          Notional      Credit      Notional      Credit
                                                           Amount      Exposure      Amount      Exposure
                                                           ------      --------      ------      --------
                                                                  (dollars expressed in thousands)

         Cash flow hedges.............................. $1,250,000      2,857      1,050,000       2,179
         Fair value hedges.............................    326,200     12,614        301,200      11,449
         Interest rate cap agreements..................    450,000         --        450,000          94
         Interest rate lock commitments................     15,500         --         89,000          --
         Forward commitments to sell
           mortgage-backed securities..................     58,500         --        245,000          --
                                                        ==========     ======     ==========      ======

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

         During 2003, 2002 and 2001, First Banks realized net interest income on derivative financial instruments of $64.6 million, $53.0 million and $23.4 million, respectively. In addition, First Banks recorded a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $496,000, $2.2 million and $18.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         Cash Flow Hedges. First Banks entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

         >> During 1998, First Banks entered into interest rate swap agreements of $280.0 million notional amount that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The underlying hedged assets were certain loans within the commercial loan portfolio. The terms of the swap agreements provided for First Bank to pay interest on a quarterly basis and receive payment on a semiannual basis. In June 2001 and November 2001, First Banks terminated $205.0 million and $75.0 million notional amount, respectively, of these swap agreements, which would have expired in 2002, in order to appropriately modify the overall hedge position in accordance with First Banks' interest rate risk management program. In conjunction with these terminations, First Banks recorded gains of $2.8 million and $1.7 million, respectively.

         >> During 1999, First Banks entered into interest rate swap agreements of $175.0 million notional amount that provided for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The underlying hedged assets were certain loans within the commercial loan portfolio. The terms of the swap agreements provided for First Banks to pay and receive interest on a quarterly basis. In April 2001, First Banks terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, First Banks recorded a gain of $985,000.

         >> During September 2000, March 2001, April 2001, March 2002 and July 2003, First Banks entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively. The underlying hedged assets are certain loans within the commercial loan portfolio. The swap agreements provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. In November 2001, First Banks terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its interest rate risk management program. First Banks recorded a gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable under the swap agreements was $3.9 million and $3.1 million at December 31, 2003 and 2002, respectively, and the amount payable under the swap agreements was $1.1 million and $888,000 at December 31, 2003 and 2002, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as cash flow hedges as of December 31, 2003 and 2002 were as follows:

                                                        Notional       Interest Rate     Interest Rate      Fair
                  Maturity Date                          Amount            Paid            Received         Value
                  -------------                          ------            ----            --------         -----
                                                                       (dollars expressed in thousands)

         December 31, 2003:
             March 14, 2004........................   $  150,000            1.20%             3.93%        $    879
             September 20, 2004....................      600,000            1.30              6.78           23,250
             March 21, 2005........................      200,000            1.18              5.24            8,704
             April 2, 2006.........................      100,000            1.18              5.45            6,881
             July 31, 2007.........................      200,000            1.15              3.08              501
                                                      ----------                                           --------
                                                      $1,250,000            1.24              5.49         $ 40,215
                                                      ==========           =====             =====         ========

         December 31, 2002:
             March 14, 2004........................   $  150,000            1.45%             3.93%        $  4,130
             September 20, 2004....................      600,000            1.55              6.78           48,891
             March 21, 2005........................      200,000            1.43              5.24           13,843
             April 2, 2006.........................      100,000            1.43              5.45            9,040
                                                      ----------                                           --------
                                                      $1,050,000            1.50              5.95         $ 75,904
                                                      ==========           =====             =====         ========

         Fair Value Hedges. First Banks entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During September 2000, First Banks entered into $25.0 million notional amount of one-year interest rate swap agreements and $25.0 million of five and one-half year interest rate swap agreements that provided for First Banks to receive fixed rates of interest ranging from 6.60% to 7.25% and pay an adjustable rate equivalent to the three-month London Interbank Offering Rate minus rates ranging from 0.02% to 0.11%. The underlying hedged liabilities were a portion of the other time deposits. The terms of the swap agreements provided for First Banks to pay interest on a quarterly basis and receive interest on either a semiannual basis or an annual basis. In September 2001, the one-year interest rate swap agreements matured, and First Banks terminated the five and one-half year interest rate swap agreements because the underlying hedged liabilities had either matured or been called by their respective counterparties. There was no gain or loss recorded as a result of the terminations.

         >> During January 2001, First Banks entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of First Banks' other time deposits. The terms of the swap agreements provide for First Banks to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable under the swap agreements was $5.2 million at December 31, 2003 and 2002, and the amount payable under the swap agreements was $537,000 and $821,000 at December 31, 2003 and 2002, respectively. During September 2003, First Banks discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements due to the loss of their highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. The related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months. In addition, the effect of the loss of the highly correlated hedge position on the swap agreements resulted in the recognition of a net loss of $291,000, which is included in noninterest income.

         >> During May 2002, First Banks entered into $55.2 million notional amount of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, First Banks entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of First Banks' subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2003 and 2002. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this interest rate swap agreement in December 2002. The $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 21, 2003, resulting in final settlement of this interest rate swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> During March 2003 and April 2003, First Banks entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for First Banks to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of First Banks' subordinated debentures. The terms of the swap agreements provide for First Banks to pay and receive interest on a quarterly basis. There were no amounts receivable or payable under the swap agreements at December 31, 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of First Banks' interest rate swap agreements designated as fair value hedges as of December 31, 2003 and 2002 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                  Maturity Date                            Amount          Paid            Received         Value
                  -------------                            ------          ----            --------         -----
                                                                       (dollars expressed in thousands)

         December 31, 2003:
             January 9, 2004 (1)......................    $ 50,000          1.15%             5.37%       $     --
             January 9, 2006..........................     150,000          1.15              5.51           9,932
             December 31, 2031........................      55,200          3.44              9.00           2,499
             March 20, 2033...........................      25,000          3.69              8.10          (1,270)
             June 30, 2033............................      46,000          3.72              8.15          (2,008)
                                                          --------                                        --------
                                                          $326,200          2.10              6.65        $  9,153
                                                          ========         =====             =====        ========

         December 31, 2002:
             January 9, 2004..........................    $ 50,000          1.76%             5.37%       $  1,972
             January 9, 2006..........................     150,000          1.76              5.51          13,476
             June 30, 2028............................      46,000          3.77              8.50             495
             December 31, 2031........................      55,200          4.10              9.00           4,688
                                                          --------                                        --------
                                                          $301,200          2.49              6.58        $ 20,631
                                                          ========         =====             =====        ========
         ----------------------
         (1)  Hedge accounting treatment was discontinued in September 2003 as further discussed above.

         Interest Rate Cap Agreements. In conjunction with the interest rate swap agreements designated as cash flow hedges that mature in September 2004, First Banks also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2003 and 2002, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was $0 and $94,000, respectively.

         Pledged Collateral. At December 31, 2003 and 2002, First Banks had a $5.0 million letter of credit issued on its behalf to the counterparty and had pledged investment securities available for sale with a fair value of $229,000 and $239,000, respectively, in connection with the interest rate swap agreements. In addition, at December 31, 2003, First Banks had pledged cash of $700,000 as collateral in connection with the interest rate swap agreements. At December 31, 2003 and 2002, First Banks had accepted, as collateral in connection with the interest rate swap agreements, cash of $51.3 million and $99.1 million, respectively.

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

         Interest Rate Floor Agreements. During January 2001 and March 2001, First Banks entered into $200.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for First Banks to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, First Banks terminated these interest rate floor agreements in order to appropriately modify the overall hedge position in accordance with the interest rate risk management program. In conjunction with the termination, First Banks recorded an adjustment of $4.0 million representing the decline in fair value from the previous month-end measurement date. These agreements provided net interest income of $2.1 million for the year ended December 31, 2001.

(6)      MORTGAGE BANKING ACTIVITIES

         At December 31, 2003 and 2002, First Banks serviced loans for others amounting to $1.22 billion and $1.29 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $4.7 million and $6.1 million at December 31, 2003 and 2002, respectively.

         Changes in mortgage servicing rights, net of amortization, for the years ended December 31, 2003 and 2002 were as follows:

                                                                                           2003         2002
                                                                                           ----         ----
                                                                                   (dollars expressed in thousands)

              Balance, beginning of year...........................................    $  14,882      10,125
              Originated mortgage servicing rights.................................        8,062       8,566
              Amortization.........................................................       (7,536)     (3,809)
              Impairment valuation allowance.......................................         (800)         --
              Reversal of impairment valuation allowance...........................          800          --
                                                                                       ---------    --------
              Balance, end of year.................................................    $  15,408      14,882
                                                                                       =========    ========

         The fair value of mortgage servicing rights was $18.3 million and $17.2 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the excess of the fair value of mortgage servicing rights over the carrying value was $2.9 million and $2.3 million, respectively. The predominant risk characteristics of the underlying mortgage loans used to stratify mortgage servicing rights for purposes of measuring impairment include size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds.

         During 2003, First Banks recognized impairment of $800,000 through a valuation allowance associated with a decline in the fair value of an individual mortgage servicing rights stratum below its carrying value, net of the valuation allowance. Subsequently, First Banks reversed the $800,000 impairment valuation allowance based upon an increase in the fair value of the mortgage servicing rights stratum above the carrying value, net of the valuation allowance. First Banks did not incur any impairment of mortgage servicing rights during the years ended December 31, 2002 and 2001, respectively. First Banks capitalizes its mortgage servicing rights by allocating the total cost of the mortgage loans to mortgage servicing rights and the loans (without mortgage servicing rights) based on the relative fair values of the two components. Upon capitalizing the mortgage servicing rights, they are amortized, in proportion to the related estimated net servicing income on a basis that approximates the disaggregated, discounted basis, over the expected lives of the related loans, which range from five to ten years. The weighted average amortization period of mortgage servicing rights is approximately five years. When loans are prepaid or refinanced, the related unamortized balance of the mortgage servicing rights is charged to amortization expense. The determination of the fair value of the mortgage servicing rights is performed monthly based upon an independent third party valuation. Based on these analyses, a comparison of the fair value of the mortgage servicing rights with the carrying value of the mortgage servicing rights is made monthly, with impairment, if any, recognized at that time. The impairment analyses are prepared using stratifications of the mortgage servicing rights based on the predominant risk characteristics of the underlying mortgage loans, including size, interest rate, weighted average original term, weighted average remaining term and estimated prepayment speeds. As part of these analyses, the fair value of the mortgage servicing rights for each stratum is compared to the carrying value of the mortgage servicing rights for each stratum. To the extent the carrying value of the mortgage servicing rights exceeds the fair value of the mortgage servicing rights for a stratum, First Banks recognizes impairment equal to the amount by which the carrying value of the mortgage servicing rights for a stratum exceeds the fair value. Impairment is recognized through a valuation allowance that is recorded as a reduction of mortgage servicing rights. Changes in the valuation allowance are reflected in the consolidated statements of income in the periods in which the change occurs. First Banks does not, however, recognize fair value of the mortgage servicing rights in excess of the carrying value of mortgage servicing rights for any stratum.

         Amortization of mortgage servicing rights, as it relates to the balance at December 31, 2003 of $15.4 million, has been estimated through 2008 in the following table:

                                                            (dollars expressed
                                                               in thousands)
              Year ending December 31:
                  2004.....................................      $ 4,594
                  2005.....................................        4,269
                  2006.....................................        3,648
                  2007.....................................        2,179
                  2008.....................................          718
                                                                 -------
                      Total................................      $15,408
                                                                 =======

(7)      BANK PREMISES AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION AND
         AMORTIZATION

         Bank premises and equipment were comprised of the following at December 31, 2003 and 2002:

                                                                                          2003         2002
                                                                                          ----         ----
                                                                                  (dollars expressed in thousands)

              Land.................................................................   $  22,901        23,175
              Buildings and improvements...........................................     103,053       100,787
              Furniture, fixtures and equipment....................................     109,403       114,910
              Leasehold improvements...............................................      24,194        28,006
              Construction in progress.............................................       4,056         4,134
                                                                                      ---------     ---------
                  Total............................................................     263,607       271,012
              Less accumulated depreciation and amortization.......................     126,868       118,594
                                                                                      ---------     ---------
                  Bank premises and equipment, net.................................   $ 136,739       152,418
                                                                                      =========     =========

         Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 totaled $20.1 million, $18.9 million and $12.7 million, respectively.

         First Banks leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $14.1 million, $13.9 million and $12.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancellable operating leases extend through 2084 as follows:

                                                                                 (dollars expressed in thousands)
              Year ending December 31:
                  2004...................................................................  $ 8,689
                  2005...................................................................    6,222
                  2006...................................................................    5,040
                  2007...................................................................    3,628
                  2008...................................................................    2,892
                  Thereafter.............................................................   20,971
                                                                                           -------
                      Total future minimum lease payments................................  $47,442
                                                                                           =======

         First Banks also leases to unrelated parties a portion of its banking facilities. Total rental income was $6.1 million, $5.8 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(8) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at December 31, 2003 and 2002:

                                                            2003                           2002
                                                ----------------------------  ----------------------------
                                                   Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (4,233)        13,871           (1,869)
         Goodwill associated with
           purchases of branch offices.........      2,210           (861)         2,210             (718)
                                                 ---------        -------        -------          -------
              Total............................  $  19,601         (5,094)        16,081           (2,587)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 144,199                       138,620
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $2.5 million, $2.0 million and $8.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the remaining estimated life of the amortization period for goodwill associated with purchases of branch offices and core deposit intangibles was 11 years and seven years, respectively. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch office purchases, has been estimated through 2008 in the following table, and does not take into consideration any potential future acquisitions or branch office purchases.

                                        (dollars expressed in thousands)

         Year ending December 31:
              2004...............................  $   2,632
              2005...............................      2,632
              2006...............................      2,632
              2007...............................      2,632
              2008...............................      2,632
                                                   ---------
                Total............................  $  13,160
                                                   =========

         Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 were as follows:

                                                                              2003             2002
                                                                              ----             ----
                                                                        (dollars expressed in thousands)

         Balance, beginning of year....................................   $  140,112         115,860
         Goodwill acquired during year.................................        1,026          24,963
         Acquisition-related adjustments...............................        4,553            (569)
         Amortization - purchases of branch offices....................         (143)           (142)
                                                                          ----------        --------
         Balance, end of year..........................................   $  145,548         140,112
                                                                          ==========        ========

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                                                                  Years Ended December 31,
                                                                        -----------------------------------------
                                                                         2003             2002             2001
                                                                         ----             ----             ----
                                                                  (dollars expressed in thousands, except per share data)
       Net income:
         Reported net income......................................     $  62,811          45,167          64,514
         Add back - goodwill amortization.........................            --              --           8,078
                                                                       ---------        --------        --------
           Adjusted net income....................................     $  62,811          45,167          72,592
                                                                       =========        ========        ========

       Basic earnings per share:
         Reported net income......................................     $2,621.39        1,875.69        2,693.38
         Add back - goodwill amortization.........................            --              --          341.14
                                                                       ---------        --------        --------
           Adjusted net income....................................     $2,621.39        1,875.69        3,034.52
                                                                       =========        ========        ========

       Diluted earnings per share:
         Reported net income......................................     $2,588.31        1,853.64        2,626.77
         Add back - goodwill amortization.........................            --              --          328.99
                                                                       ---------        --------        --------
           Adjusted net income....................................     $2,588.31        1,853.64        2,955.76
                                                                       =========        ========        ========

(9)     MATURITIES OF TIME DEPOSITS

         A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2003 is as follows:

                                                                   Time deposits of     Other time
                                                                   $100,000 or more      deposits        Total
                                                                   ----------------      --------        -----
                                                                          (dollars expressed in thousands)

         Year ending December 31:
               2004...............................................     $ 295,056         965,792       1,260,848
               2005...............................................        72,091         316,640         388,731
               2006...............................................        22,880          92,775         115,655
               2007...............................................        30,964          90,300         121,264
               2008...............................................        15,448          53,259          68,707
               Thereafter.........................................            --             359             359
                                                                       ---------       ---------       ---------
                  Total...........................................     $ 436,439       1,519,125       1,955,564
                                                                       =========       =========       =========

(10)     OTHER  BORROWINGS

         Other borrowings were comprised of the following at December 31, 2003 and 2002:

                                                                                           2003        2002
                                                                                           ----        ----
                                                                                  (dollars expressed in thousands)

              Federal funds purchased..............................................    $      --      55,000
              Securities sold under agreements to repurchase:
                Daily..............................................................      166,479     196,644
                Term...............................................................      100,000          --
              FHLB advances........................................................        7,000      14,000
                                                                                       ---------    --------
                  Total other borrowings...........................................    $ 273,479     265,644
                                                                                       =========    ========

         The average balance of other borrowings was $219.3 million and $194.1 million, respectively, and the maximum month-end balance of other borrowings was $294.1 million and $265.6 million, respectively, for the years ended December 31, 2003 and 2002. The average rates paid on other borrowings during the years ended December 31, 2003, 2002 and 2001 were 1.02%, 1.78% and 3.70%, respectively. The assets underlying the daily securities sold under agreements to repurchase and the FHLB advances are held by First Banks. The assets underlying the term securities sold under agreements to repurchase are held by other financial institutions under safekeeping agreements.

         On July 30, 2003, First Banks entered into a $50.0 million four-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.68% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate and the strike price of 3.50%, if the three-month London Interbank Offering Rate exceeds 3.50%. On August 13, 2003, First Banks entered into an additional $50.0 million three-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.565% plus a floating amount equal to the differential between the three-month London Interbank Offering Rate and the strike price of 3.00%, if the three-month London Interbank Offering Rate exceeds 3.00%. The underlying securities associated with the reverse repurchase agreements are mortgage-backed securities and are not under First Banks' physical control.

(11)     NOTE PAYABLE

         First Banks has a revolving credit line with a group of unaffiliated financial institutions (Credit Agreement). The Credit Agreement, dated August 14, 2003, replaced a similar revolving credit agreement dated August 22, 2002. The Credit Agreement provides a $60.0 million revolving credit line and a $20.0 million letter of credit facility. Interest is payable on outstanding principal loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is to be paid quarterly. If the loan balances outstanding under the revolving credit line are accruing at the London InterBank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. The interest rate for borrowings under the Credit Agreement was 2.19% at December 31, 2003, and was based on the applicable London Interbank Offering Rate plus a margin of 1.00%. Amounts may be borrowed under the Credit Agreement until August 12, 2004, at which time the principal and interest is due and payable.

         The Credit Agreement requires First Banks to comply with various covenants, including maintenance of certain minimum capital ratios for First
Banks and First Bank, certain maximum nonperforming assets ratios for First Banks and First Bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock. At December 31, 2003 and 2002, First Banks and First Bank were in compliance with all restrictions and requirements of the respective credit agreements.

         Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries. Under the Credit Agreement, there were outstanding borrowings of $17.0 million at December 31, 2003. At December 31, 2002, there were outstanding borrowings of $7.0 million under the previous credit agreement.

         The average balance and maximum month-end balance of borrowings outstanding under the Credit Agreement during the years ended December 31, 2003 and 2002 were as follows:

                                                                                       2003          2002
                                                                                       ----          ----
                                                                                 (dollars expressed in thousands)

         Average balance...........................................................  $ 15,418       17,947
         Maximum month-end balance.................................................    34,500       50,000
                                                                                     ========      =======

         The average rates paid on the outstanding  borrowings  during the years
ended  December  31,  2003,   2002  and  2001  were  5.09%,   5.75%  and  6.32%,
respectively.

(12)     SUBORDINATED DEBENTURES

         In February 1997, First Preferred Capital Trust (First Preferred I), a newly formed Delaware business trust, issued 3.45 million shares of 9.25% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 106,702 shares of common securities to First Banks at $25 per share. First Banks owned all of First Preferred I's common securities. The gross proceeds of the offering were used by First Preferred I to purchase $88.9 million of 9.25% subordinated debentures from First Banks, maturing on March 31, 2027. The maturity date could have been shortened to a date not earlier than March 31, 2002 or extended to a date not later than March 31, 2046 if certain conditions were met. The subordinated debentures were the sole asset of First Preferred I. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of First Preferred I under the First Preferred I preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred I, net of underwriting fees and offering expenses, were $85.8 million. On May 5, 2003, First Banks redeemed in full the $88.9 million of subordinated debentures. The funds necessary for the redemption were provided from the net proceeds from the issuance of additional subordinated debentures to First Bank Statutory Trust and First Preferred Capital Trust IV of $25.3 million and $45.6 million, respectively, as further discussed below, and approximately $18.0 million from available cash. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.9 million for the year ended December 31, 2003, and $8.2 million for the years ended December 31, 2002 and 2001.

         In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owned all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from First Banks, maturing on June 30, 2028. The maturity date could have been shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions were met. The subordinated debentures were the sole asset of FACT. In connection with the issuance of the FACT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constituted a full and unconditional guarantee by First Banks of the obligations of FACT under the FACT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $45.4 million. On June 30, 2003, First Banks redeemed in full the $47.4 million of subordinated debentures. The funds necessary for the redemption were provided from available cash of $12.9 million and an advance of $34.5 million on First Banks' note payable. First Banks' distributions on the subordinated debentures, which were payable quarterly in arrears, were $2.0 million for the year ended December 31, 2003, and $4.0 million for the years ended December 31, 2002 and 2001.

         In October 2000, First Preferred Capital Trust II (First Preferred II), a newly formed Delaware business trust, issued 2.3 million shares of 10.24% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 71,135 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred II's common securities. The gross proceeds of the offering were used by First Preferred II to purchase $59.3 million of 10.24% subordinated debentures from First Banks, maturing on September 30, 2030. The maturity date may be shortened to a date not earlier than September 30, 2005, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred II. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred II under the First Preferred II preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred II, net of underwriting fees and offering expenses, were $56.9 million. First Banks' distributions on the subordinated debentures issued to First Preferred II, which are payable quarterly in arrears, were $6.1 million for the years ended December 31, 2003, 2002 and 2001.

         In November 2001,  First Preferred  Capital Trust III (First  Preferred
III), a newly formed Delaware business trust, issued 2.2 million shares of 9.00% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 68,290 shares of common securities to First Banks at $25 per share. First Banks owns all of First Preferred III's common securities. The gross proceeds of the offering were used by First Preferred III to purchase $56.9 million of 9.00% subordinated debentures from First Banks, maturing on September 30, 2031. The maturity date may be shortened to a date not earlier than September 30, 2006, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred III. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred III under the First Preferred III preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred III, net of underwriting fees and offering expenses, were $54.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred III, which are payable quarterly in arrears, were $5.1 million for the years ended December 2003 and 2002, and $640,000 for the year ended December 31, 2001.

         In April 2002, First Bank Capital Trust (FBCT), a newly formed Delaware business trust, issued 25,000 shares of variable rate cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBCT. The gross proceeds of the offering were used by FBCT to purchase $25.8 million of variable rate subordinated debentures from First Banks, maturing on April 22, 2032. The maturity date of the subordinated debentures may be shortened to a date not earlier than April 22, 2007, if certain conditions are met. The subordinated debentures are the sole asset of FBCT. In connection with the issuance of the FBCT preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBCT under the FBCT preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBCT, net of offering expenses, were $25.0 million. The distribution rate on the FBCT securities is equivalent to the six-month London Interbank Offering Rate plus 387.5 basis points, and is payable semi-annually in arrears on April 22 and October 22, beginning on October 22, 2002. First Banks' distributions on the subordinated debentures issued to FBCT were $1.4 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively.

         On March 20, 2003, First Bank Statutory Trust (FBST), a newly formed Connecticut statutory trust, issued 25,000 shares of 8.10% cumulative trust preferred securities at $1,000 per share in a private placement, and issued 774 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST. The gross proceeds of the offering were used by FBST to purchase $25.8 million of 8.10% subordinated debentures from First Banks, maturing on March 20, 2033. The maturity date of the subordinated debentures may be shortened to a date not earlier than March 20, 2008, if certain conditions are met. The subordinated debentures are the sole asset of FBST. In connection with the issuance of the FBST preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST under the FBST preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to FBST, net of offering expenses, were $25.3 million. First Banks' distributions on the subordinated debentures issued to FBST, which are payable quarterly in arrears beginning March 31, 2003, were $1.7 million for the year ended December 31, 2003.

         On April 1, 2003,  First  Preferred  Capital Trust IV (First  Preferred
IV), a newly formed Delaware business trust, issued 1.84 million shares of 8.15% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to First Banks at $25 per share. First Banks owned all of First Preferred IV's common securities. The gross proceeds of the offering were used by First Preferred IV to purchase approximately $47.4 million of 8.15% subordinated debentures from First Banks, maturing on June 30, 2033. The maturity date may be shortened to a date not earlier than June 30, 2008, if certain conditions are met. The subordinated debentures are the sole asset of First Preferred IV. In connection with the issuance of the preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of First Preferred IV under the First Preferred IV preferred securities. First Banks' proceeds from the issuance of the subordinated debentures to First Preferred IV, net of underwriting fees and offering expenses, were approximately $45.6 million. First Banks' distributions on the subordinated debentures issued to First Preferred IV, which are payable quarterly in arrears beginning on June 30, 2003, were $2.9 million for the year ended December 31, 2003.

         The  distributions   payable  on  all  of  First  Banks'   subordinated
debentures are included in interest expense in the consolidated statements of income.

         The subordinated debentures were issued in conjunction with the formation of various financing entities and their issuance of trust preferred securities. First Banks has five issues of trust preferred securities as of December 31, 2003. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in First Banks' capital base.

         First Banks previously followed the practice of amortizing its deferred issuance costs associated with its subordinated debentures over the 30-year period through the respective maturity date of each issue. In 2002, First Banks reviewed this practice relative to the significant decline in prevailing interest rates experienced in 2001 and continuing in 2002 and determined that it was probable that some or all of the existing issues would be called by First Banks prior to their stated maturity date. Therefore, First Banks changed the period over which its deferred issuance costs are amortized to the five-year period ending on the respective dates the issues became callable. The effect of this change in accounting estimate on the results of operations for the year ended December 31, 2002 was a reduction of net income of $4.4 million, net of $1.5 million tax benefit.

(13)     INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31, 2003, 2002 and 2001 consists of:

                                                                                   2003        2002      2001
                                                                                   ----        ----      ----
                                                                                (dollars expressed in thousands)
              Current income tax expense:
                  Federal....................................................     $40,194     15,210    22,252
                  State......................................................      12,717      3,510     1,583
                                                                                  -------     ------    ------
                                                                                   52,911     18,720    23,835
                                                                                  -------     ------    ------
              Deferred income tax expense:
                  Federal....................................................     (12,463)     4,020    13,691
                  State......................................................      (4,493)        31       626
                                                                                  -------     ------    ------
                                                                                  (16,956)     4,051    14,317
                                                                                  -------     ------    ------
              Reduction in deferred valuation allowance......................          --         --    (8,104)
                                                                                  -------     ------    ------
                      Total..................................................     $35,955     22,771    30,048
                                                                                  =======     ======    ======

         The effective rates of federal income taxes for the years ended December 31, 2003, 2002 and 2001 differ from statutory rates of taxation as follows:

                                                                             Years Ended December 31,
                                                            ----------------------------------------------------------
                                                                   2003                2002                2001
                                                            ----------------     ----------------   ------------------
                                                            Amount   Percent     Amount    Percent   Amount   Percent
                                                            ------   -------     ------    -------   ------   -------
                                                                         (dollars expressed in thousands)

         Income before provision for income taxes,
           minority interest in income
           of subsidiary and cumulative effect of
           change in accounting principle...............    $98,766              $69,369            $98,567
                                                            =======              =======            =======
         Provision for income taxes calculated
           at federal statutory income tax rates........    $34,568     35.0%    $24,279    35.0%   $34,498     35.0%
         Effects of differences in tax reporting:
           Tax-exempt interest income, net of
               tax preference adjustment................       (911)    (0.9)       (972)   (1.4)      (539)    (0.5)
           State income taxes...........................      5,346      5.4       2,302     3.3      1,436      1.5
           Amortization of intangibles associated
               with the purchase of subsidiaries........         --      --           --     --       2,827      2.9
           Reduction in deferred valuation allowance....         --      --           --     --      (8,104)    (8.2)
           Bank owned life insurance, net of premium....     (1,762)    (1.8)     (1,957)   (2.8)    (1,431)    (1.5)
           Other, net...................................     (1,286)    (1.3)       (881)   (1.3)     1,361      1.3
                                                            -------    -----     -------   -----    -------    -----
                 Provision for income taxes.............    $35,955     36.4%    $22,771    32.8%   $30,048     30.5%
                                                            =======    =====     =======   =====    =======    =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                        2003         2002
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)

              Deferred tax assets:
                  Net operating loss carryforwards................................    $ 30,702      38,666
                  Allowance for loan losses.......................................      49,680      37,730
                  Alternative minimum tax credits.................................       2,667       2,773
                  Quasi-reorganization adjustment of bank premises................       1,076       1,126
                  Interest on nonaccrual loans....................................       2,649       3,354
                  Mortgage servicing rights.......................................       6,250       5,549
                  Deferred compensation...........................................       2,977       2,112
                  Other real estate...............................................          24         118
                  State taxes.....................................................       5,018          --
                  Other...........................................................       1,801         729
                                                                                      --------    --------
                      Deferred tax assets.........................................     102,844      92,157
                                                                                      --------    --------
              Deferred tax liabilities:
                  Depreciation on bank premises and equipment.....................       9,399       7,457
                  Net fair value adjustment for investment securities
                    available for sale............................................       1,655       7,184
                  Net fair value adjustment for derivative instruments............      14,075      26,566
                  Unrealized gains on investment securities.......................       3,156       2,276
                  Operating leases................................................       1,812       6,808
                  Core deposit intangibles........................................       4,328       3,460
                  Discount on loans...............................................       1,377       1,654
                  Equity investments..............................................       5,405       3,656
                  FHLB stock dividends............................................         181         407
                  State taxes.....................................................          --         797
                  Other...........................................................         295         939
                                                                                      --------    --------
                      Deferred tax liabilities....................................      41,683      61,204
                                                                                      --------    --------
                      Net deferred tax assets.....................................    $ 61,161      30,953
                                                                                      ========    ========

         The realization of First Banks' net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that First Banks will realize the recognized net deferred tax assets of $61.2 million.

         There were no changes in the deferred tax asset valuation allowance for the years ended December 31, 2003 and 2002. Changes in the deferred tax asset valuation allowance for the year ended December 31, 2001 were as follows:


                                                                                       2001
                                                                                       ----
                                                                         (dollars expressed in thousands)
              Balance, beginning of year...........................................  $ 13,075
              Current year deferred provision, change in
                  deferred tax asset valuation allowance...........................    (8,104)
              Reduction attributable to utilization of deferred tax assets:
                 Adjustment to additional paid-in capital..........................    (4,971)
                                                                                     --------
              Balance, end of year.................................................  $     --
                                                                                     ========

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

         During 2001, based on management's analysis, it was determined that the remaining valuation allowances were no longer needed. The reversal of the valuation allowances that were established in connection with the acquisition of BancTEXAS Group, Inc. and First Commercial Bancorp, Inc. were credited to additional paid-in capital as a result of the entities' implementation of quasi-reorganizations in 1994 and 1996, respectively. The reversal of the valuation allowance established as a result of the acquisition of CCB Bancorp, Inc. was credited to the provision for income taxes as there was no positive goodwill or other intangibles associated with the purchase of CCB Bancorp, Inc.

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

         At December 31, 2003 and 2002, the accumulation of prior years' earnings representing tax bad debt deductions were approximately $30.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, First Bank would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

         At December 31, 2003 and 2002, for federal income taxes purposes, First Banks had net operating loss carryforwards of approximately $87.7 million and $110.5 million, respectively. The net operating loss carryforwards for First Banks expire as follows:

                                                             (dollars expressed
                                                                in thousands)

         Year ending December 31:
             2004............................................   $     856
             2005............................................       8,591
             2006............................................       3,412
             2007............................................       6,930
             2008............................................      30,132
             2009 - 2020.....................................      37,798
                                                                ---------
                 Total.......................................   $  87,719
                                                                =========

(14)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the periods indicated:

                                                                                                          Per Share
                                                                               Income        Shares        Amount
                                                                               ------        ------        ------
                                                                     (dollars in thousands, except share and per share data)
     Year ended December 31, 2003:
         Basic EPS - income available to common stockholders...............  $  62,025       23,661      $2,621.39
         Effect of dilutive securities:
           Class A convertible preferred stock.............................        769          600         (33.08)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders.............  $  62,794       24,261      $2,588.31
                                                                             =========      =======      =========

     Year ended December 31, 2002:
         Basic EPS - income available to common stockholders...............  $  44,381       23,661      $1,875.69
         Effect of dilutive securities:
           Class A convertible preferred stock.............................        769          696         (22.05)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders.............  $  45,150       24,357      $1,853.64
                                                                             =========      =======      =========

     Year ended December 31, 2001:
         Basic EPS - income before cumulative effect.......................  $  65,104       23,661      $2,751.54
         Cumulative effect of change in accounting principle, net of tax...     (1,376)          --         (58.16)
                                                                             ---------      -------      ---------
         Basic EPS - income available to common stockholders...............     63,728       23,661       2,693.38
         Effect of dilutive securities:
           Class A convertible preferred stock.............................        769          893         (66.61)
                                                                             ---------      -------      ---------
         Diluted EPS - income available to common stockholders.............  $  64,497       24,554      $2,626.77
                                                                             =========      =======      =========

(15)     CREDIT COMMITMENTS

         First Banks is a party to commitments to extend credit and commercial and standby letters in credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully discussed in Note 5 to the consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward contracts to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. First Banks uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items. At December 31, 2003, First Banks established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was subsequently funded as a loan in early January 2004.

         Commitments to extend credit at December 31, 2003 and 2002 were as follows:

                                                                                              December 31,
                                                                                            -----------------
                                                                                            2003         2002
                                                                                            ----         ----
                                                                                   (dollars expressed in thousands)

              Commitments to extend credit..........................................   $ 2,269,311    1,921,896
              Commercial and standby letters of credit..............................       187,789      188,567
                                                                                       -----------    ---------
                                                                                       $ 2,457,100    2,110,463
                                                                                       ===========    =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The standby letters of credit at December 31, 2003 expire within 15 years. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. In the event of nonperformance, First Banks may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.

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

         The estimated fair value of First Banks' financial instruments at December 31, 2003 and 2002 were as follows:

                                                                        2003                          2002
                                                             --------------------------    -------------------------
                                                               Carrying      Estimated       Carrying      Estimated
                                                                Value        Fair Value       Value       Fair Value
                                                                -----        ----------       -----       ----------
                                                                            (dollars expressed in thousands)
     Financial Assets:
       Cash and cash equivalents..........................   $  213,537        213,537       203,251         203,251
       Investment securities:
         Available for sale...............................    1,038,787      1,038,787     1,129,244       1,129,244
         Held to maturity.................................       10,927         11,341        16,426          16,978
       Net loans..........................................    5,211,624      5,229,213     5,333,149       5,355,838
       Derivative instruments.............................       49,291         49,291        97,887          97,887
       Bank-owned life insurance..........................       97,521         97,521        92,616          92,616
       Accrued interest receivable........................       32,797         32,797        35,665          35,665
       Interest rate lock commitments.....................          (77)           (77)        1,258           1,258
       Forward contracts to sell
         mortgage-backed securities.......................         (636)          (636)       (2,752)         (2,752)
                                                             ==========      =========     =========      ==========

     Financial Liabilities:
       Deposits:
         Noninterest-bearing demand.......................   $1,034,367      1,034,367       986,674         986,674
         Interest-bearing demand..........................      843,001        843,001       819,429         819,429
         Savings .........................................    2,128,683      2,128,683     2,176,616       2,176,616
         Time deposits....................................    1,955,564      1,988,035     2,190,101       2,239,882
       Other borrowings...................................      273,479        273,479       265,644         265,644
       Note payable.......................................       17,000         17,000         7,000           7,000
       Accrued interest payable...........................        8,799          8,799        11,778          11,778
       Subordinated debentures............................      209,320        225,227       278,389         293,135
                                                             ==========      =========     =========      ==========

     Off-Balance-Sheet Financial Instuments...............   $       --             --            --              --
                                                             ==========      =========     =========      ==========

         The following methods and assumptions were used in estimating the fair value of financial instruments:

         Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

         Investment securities: The fair value of investment securities available for sale is the amount reported in the consolidated balance sheets. The fair value of investment securities held to maturity is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

         Net loans: The fair value of most loans held for portfolio was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair value of loans held for sale, which is the amount reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments. The carrying value of loans is net of the allowance for loan losses and unearned discount.

         Derivative instruments and bank-owned life insurance: The fair value of derivative instruments, including cash flow hedges, fair value hedges, interest rate cap agreements and interest rate lock commitments, and bank-owned life insurance is based on quoted market prices where available. If quoted market prices were not available, the fair value was based on quoted market prices of comparable instruments.

         Forward contracts to sell mortgage-backed securities: The fair value of forward contracts to sell mortgage-backed securities is based on quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the loans held for sale portfolio.

         Deposits: The fair value disclosed for deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand and savings accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits.

         Other borrowings, note payable and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

         Subordinated debentures: The fair value is based on quoted market prices.

         Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit, standby letters of credit and financial guarantees is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the credit worthiness of the counterparties. These fees in aggregate are not considered material, and as such, were not assigned a value for purposes of this disclosure.

(17)     EMPLOYEE BENEFITS

         First Banks' 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer-match contributions are determined annually under the plan by First Banks' Board of Directors. Employee contributions are limited to $12,000 of gross compensation for 2003. Total employer contributions under the plan were $1.7 million for the years ended December 31, 2003 and 2002, and $1.3 million for the year ended December 31, 2001. The plan assets are held and managed under a trust agreement with First Bank's trust department.

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

         The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year
Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. The annual dividend rates for the Class A and Class B preferred stock were 6.0% and 7.0%, respectively, for the years ended December 31, 2003, 2002 and 2001.

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

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $26.8 million for the years ended December 31, 2003 and 2002, and $23.1 million for the year ended December 31, 2001. During 2003, 2002 and 2001, First Services, L.P. paid First Bank $4.2 million, $3.9 million and $2.0 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $3.2 million, $3.3 million and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $492,000, $412,000 and $316,000 for the years ended December 31, 2003, 2002 and 2001, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated third-party insurers. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First  Bank  has in  the  past,  and  may  have  in  the  future,  loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $20.0 million and $12.8 million at December 31, 2003 and 2002, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         During 2002, First Capital America, Inc., a corporation owned by First Banks' Chairman and members of his immediate family, received approximately $1.0 million of origination and servicing fees associated with commercial leases originated and serviced for First Bank by the employees of First Capital America, Inc.

         During 2001, Tidal Insurance Limited (Tidal), a former corporation owned indirectly by First Banks' Chairman and members of his immediate family, received approximately $132,000 in insurance premiums for accident, health and life insurance policies purchased by loan customers of First Banks. The insurance policies were issued by an unaffiliated company and subsequently ceded to Tidal. First Banks believes the premiums paid by the loan customers of First Bank were comparable to those that such loan customers would have paid if the premiums were subsequently ceded to an unaffiliated third-party insurer.

         On October 27, 2003, First Banks contributed 231,779 shares of Allegiant Bancorp, Inc., or Allegiant, common stock with a fair value of $5.1 million to The Dierberg Foundation, a charitable trust created by and for the benefit of First Banks' Chairman and members of his immediate family. In conjunction with this transaction, First Banks recorded charitable contribution expense of $5.1 million, which was partially offset by a gain on the contribution of these available-for-sale investment securities of $2.3 million, representing the difference between the cost basis and the fair value of the common stock on the date of the contribution. In addition, First Banks recorded a tax benefit of $2.5 million associated with this transaction. The contribution of the common stock eliminated First Banks' investment in Allegiant.

(20)     BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segments are consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within First Banks' respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements.

                                                                               Corporate, Other
                                                                               and Intercompany
                                                  First Bank                 Reclassifications (1)        Consolidated Totals
                                      --------------------------------   --------------------------  ----------------------------
                                          2003     2002 (2)   2001 (2)    2003       2002     2001     2003      2002       2001
                                          ----     ----       ----        ----       ----     ----     ----      ----       ----
                                                                      (dollars expressed in thousands)
Balance sheet information:

Investment securities................ $1,042,809  1,114,479    613,572     6,905   31,191   25,072  1,049,714 1,145,670   638,644
Loans, net of unearned discount......  5,328,075  5,432,589  5,409,286        --       (1)    (417) 5,328,075 5,432,588 5,408,869
Goodwill.............................    145,548    140,112    115,860        --       --       --    145,548   140,112   115,860
Total assets.........................  7,097,635  7,357,155  6,765,001     9,305   (5,978)  21,044  7,106,940 7,351,177 6,786,045
Deposits.............................  5,977,042  6,189,928  5,698,072   (15,427) (17,108) (14,168) 5,961,615 6,172,820 5,683,904
Note payable.........................         --         --         --    17,000    7,000   27,500     17,000     7,000    27,500
Subordinated debentures..............         --         --         --   209,320  278,389  243,457    209,320   278,389   243,457
Stockholders' equity.................    766,397    777,548    720,049  (216,582)(258,507)(271,392)   549,815   519,041   448,657
                                      ==========  =========  =========  ======== ======== ========  ========= ========= =========


Income statement information:

Interest income...................... $  390,340    424,358    445,180       813    1,363      205    391,153   425,721   445,385
Interest expense.....................     85,524    132,040    189,957    18,502   25,511   20,289    104,026   157,551   210,246
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------- ---------
     Net interest income.............    304,816    292,318    255,223   (17,689) (24,148) (20,084)   287,127   268,170   235,139
Provision for loan losses............     49,000     55,500     23,510        --       --       --     49,000    55,500    23,510
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------- ---------
     Net interest income
       after provision
       for loan losses...............    255,816    236,818    231,713   (17,689) (24,148) (20,084)   238,127   212,670   211,629
Noninterest income...................     79,813     69,355     71,578     7,895   (1,844)  17,517     87,708    67,511    89,095
Noninterest expense..................    216,373    207,576    185,148    10,696    3,236   17,009    227,069   210,812   202,157
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------- ---------
     Income before provision for
       income taxes, minority
       interest in income of
       subsidiary and cumulative
       effect of change in
       accounting principle..........    119,256     98,597    118,143   (20,490) (29,228) (19,576)    98,766    69,369    98,567
Provision for income taxes...........     44,871     35,332     36,218    (8,916) (12,561)  (6,170)    35,955    22,771    30,048
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------- ---------


     Income before minority
       interest in income
       of subsidiary and
       cumulative effect of
       change in accounting
       principle.....................     74,385     63,265     81,925   (11,574) (16,667) (13,406)    62,811    46,598    68,519
Minority interest in
     income of subsidiary............         --         --         --        --    1,431    2,629         --     1,431     2,629
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------  ---------
     Income before cumulative
       effect of change in
       accounting principle..........     74,385     63,265     81,925   (11,574) (18,098) (16,035)    62,811    45,167    65,890
Cumulative effect of change
   in accounting principle,
   net of tax........................         --         --     (1,376)       --       --       --         --        --    (1,376)
                                      ----------  ---------  ---------  -------- -------- --------  --------- --------- ---------
     Net income...................... $   74,385     63,265     80,549   (11,574) (18,098) (16,035)    62,811    45,167    64,514
                                      ==========  =========  =========  ======== ======== ========  ========= ========= =========
----------------------------------
(1)  Corporate and other includes $11.6 million, $16.1 million and $12.5 million of interest expense on subordinated debentures, after applicable income tax benefit of $6.3 million, $8.7 million and $6.7 million, for the years ended  December 31, 2003,
     2002 and 2001, respectively.
(2)  First Bank & Trust was merged with and into First Bank on March 31, 2003 as further described in Note 2 to the consolidated financial statements. Accordingly, the 2002 and 2001 amounts have been restated to reflect  this  combination  of  entities under common control.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)     REGULATORY CAPITAL

         First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, First Banks and First Bank were each well capitalized.

         As of December 31, 2003, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

         At December 31, 2003 and 2002, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                                Actual                                   To be Well
                                                          ------------------                          Capitalized Under
                                                                                   For Capital        Prompt Corrective
                                                          2003         2002     Adequacy Purposes     Action Provisions
                                                          ----         ----     -----------------     -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................    10.27%       10.68%          8.0%                 10.0%
              First Bank..............................    10.41        10.75           8.0                  10.0
              FB&T (1)................................       --        10.18           8.0                  10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................     8.46         7.47           4.0                   6.0
              First Bank..............................     9.15         9.49           4.0                   6.0
              FB&T (1)................................       --         8.93           4.0                   6.0

     Tier 1 capital (to average assets):
              First Banks.............................     7.62         6.45           3.0                   5.0
              First Bank..............................     8.22         7.79           3.0                   5.0
              FB&T (1)................................       --         8.26           3.0                   5.0
------------------------------
     (1) First Bank & Trust was merged with and into First Bank on March 31, 2003.

(22)     DISTRIBUTION OF EARNINGS OF FIRST BANK

         First Bank is restricted by various state and federal regulations, as well as by the terms of the Credit Agreement described in Note 11 to the consolidated financial statements, as to the amount of dividends that are available for payment to First Bank, Inc. Under the most restrictive of these requirements, the future payment of dividends from First Bank is limited to approximately $16.7 million at December 31, 2003, unless prior permission of the regulatory authorities and/or the lending banks is obtained.

(23)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Banks, Inc. as of December 31, 2003 and 2002, and condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001:

                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                        -----------------
                                                                                        2003         2002
                                                                                        ----         ----
                                                                                 (dollars expressed in thousands)
                                   Assets
                                   ------
     Cash deposited in subsidiary bank...........................................    $   15,917       4,469
     Investment securities.......................................................         6,905      31,191
     Investment in subsidiaries..................................................       767,311     778,520
     Other assets................................................................         1,563       7,227
                                                                                     ----------    --------
           Total assets..........................................................    $  791,696     821,407
                                                                                     ==========    ========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

     Note payable................................................................    $   17,000       7,000
     Subordinated debentures.....................................................       209,320     278,389
     Accrued expenses and other liabilities......................................        15,561      16,977
                                                                                     ----------    --------
           Total liabilities.....................................................       241,881     302,366
     Stockholders' equity........................................................       549,815     519,041
                                                                                     ----------    --------
           Total liabilities and stockholders' equity............................    $  791,696     821,407
                                                                                     ==========    ========


                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                               ---------------------------------
                                                                                  2003        2002        2001
                                                                                  ----        ----        ----
                                                                                (dollars expressed in thousands)

     Income:
       Dividends from subsidiaries........................................    $  67,000      28,000      53,500
       Management fees from subsidiaries..................................       23,992      21,754      20,443
       Gain on sale of securities.........................................        8,218          97      19,134
       Other..............................................................        1,301       3,383       6,008
                                                                              ---------     -------      ------
           Total income...................................................      100,511      53,234      99,085
                                                                              ---------     -------      ------
     Expense:
       Interest...........................................................       18,664      21,855      17,759
       Salaries and employee benefits.....................................       19,366      15,726      13,309
       Legal, examination and professional fees...........................        3,903       2,824       2,895
       Charitable contributions...........................................        5,134          11          16
       Other..............................................................        6,852       7,906      20,323
                                                                              ---------     -------      ------
           Total expense..................................................       53,919      48,322      54,302
                                                                              ---------     -------      ------
           Income before income tax benefit and equity
              in undistributed earnings of subsidiaries...................       46,592       4,912      44,783
     Income tax benefit...................................................       (8,891)    (10,502)     (2,418)
                                                                              ---------     -------      ------
           Income before equity in undistributed earnings
              of subsidiaries.............................................       55,483      15,414      47,201
     Equity in undistributed earnings of subsidiaries.....................        7,328      29,753      17,313
                                                                              ---------     -------      ------
           Net income.....................................................    $  62,811      45,167      64,514
                                                                              =========     =======      ======


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                           --------------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                               (dollars expressed in thousands)

     Cash flows from operating activities:
       Net income......................................................   $  62,811        45,167         64,514
       Adjustments to reconcile net income to net cash provided by operating activities:
           Net income of subsidiaries..................................     (74,328)      (57,753)       (70,730)
           Dividends from subsidiaries.................................      67,000        28,000         53,500
           Other, net..................................................         292         3,366         (1,441)
                                                                          ---------      --------       --------
              Net cash provided by operating activities................      55,775        18,780         45,843
                                                                          ---------      --------       --------

     Cash flows from investing activities:
       Decrease (increase) in investment securities....................          --           261         (9,382)
       Investment in common securities of FBST,
         First Preferred IV, FBCT and First Preferred III..............      (2,197)         (774)        (1,707)
       Payments from redemption of investment in common securities
         of First Preferred I and FACT.................................       4,090            --             --
       Acquisitions of subsidiaries....................................          --       (56,334)       (63,767)
       Capital reductions (contributions) from (to) subsidiaries.......      10,000           (70)        (5,900)
       Decrease in advances to subsidiary..............................          --        34,000         27,000
       Other, net......................................................          --            (9)         6,540
                                                                          ---------      --------       --------
              Net cash provided by (used in) investing activities......      11,893       (22,926)       (47,216)
                                                                          ---------      --------       --------

     Cash flows from financing activities:
       Advances drawn on note payable..................................      34,500        43,500         69,500
       Repayments of note payable......................................     (24,500)      (64,000)      (125,000)
       Proceeds from issuance of subordinated debentures...............      70,907        25,007         54,474
       Payments for redemption of subordinated debentures..............    (136,341)           --             --
       Payment of preferred stock dividends............................        (786)         (786)          (786)
                                                                          ---------      --------       --------
              Net cash (used in) provided by financing activities......     (56,220)        3,721         (1,812)
                                                                          ---------      --------       --------
              Net increase (decrease) in cash deposited in First Bank..      11,448          (425)        (3,185)
     Cash deposited in First Bank, beginning of year...................       4,469         4,894          8,079
                                                                          ---------      --------       --------
     Cash deposited in First Bank, end of year.........................   $  15,917         4,469          4,894
                                                                          =========      ========       ========

     Noncash investing activities:
       Cash paid for interest..........................................   $  16,489        21,855         21,068
       Reduction of deferred tax asset valuation reserve...............          --            --            636
                                                                          =========      ========       ========

(24)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At December 31, 2003, First Banks had not recorded a liability for the obligations associated with these guaranty contracts as the likelihood that First Banks will be required to make payments under the contracts is remote.

         In the ordinary course of business, First Banks and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of First Banks and/or its subsidiaries.

(25)     SUBSEQUENT EVENTS

         On February 9, 2004, First Banks sold a residential and recreational development property that had been held as other real estate since January 2003. Prior to foreclosure, the real estate construction and development loan was on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. At December 31, 2003, this property had a carrying value of $9.2 million, representing approximately 82.5% of First Banks' total other real estate assets. First Banks recorded a gain, before applicable income taxes, of approximately $2.7 million on the sale of this property.

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                                /s/ KPMG LLP
                                                -------------
                                                    KPMG LLP

St. Louis, Missouri
March 18, 2004

                                     QUARTERLY CONDENSED FINANCIAL DATA -- UNAUDITED




                                                                                 2003 Quarter Ended
                                                               -------------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

Interest income..............................................   $  99,814      98,481        96,164          96,694
Interest expense.............................................      30,651      27,468        23,084          22,823
                                                                ---------    --------      --------        --------
    Net interest income......................................      69,163      71,013        73,080          73,871
Provision for loan losses....................................      11,000      10,000        15,000          13,000
                                                                ---------    --------      --------        --------
    Net interest income after provision for loan losses......      58,163      61,013        58,080          60,871
Noninterest income...........................................      25,547      18,925        20,242          22,994
Noninterest expense..........................................      53,587      57,545        54,530          61,407
                                                                ---------    --------      --------        --------
    Income before provision for income taxes.................      30,123      22,393        23,792          22,458
Provision for income taxes...................................      11,092       7,693        10,092           7,078
                                                                ---------    --------      --------        --------
    Net income...............................................   $  19,031      14,700        13,700          15,380
                                                                =========    ========      ========        ========
Earnings per common share:
    Basic....................................................   $  796.04      615.70        570.75          638.90
                                                                =========    ========      ========        ========

    Diluted..................................................   $  784.29      606.04        565.09          634.38
                                                                =========    ========      ========        ========


                                                                                 2002 Quarter Ended
                                                               -------------------------------------------------------
                                                                 March 31     June 30    September 30    December 31
                                                                 --------     -------    ------------    -----------
                                                               (dollars expressed in thousands, except per share data)

Interest income..............................................   $ 106,806     107,508       106,017         105,390
Interest expense.............................................      42,684      41,820        37,836          35,211
                                                                ---------    --------      --------        --------
    Net interest income......................................      64,122      65,688        68,181          70,179
Provision for loan losses....................................      13,000      12,000        13,700          16,800
                                                                ---------    --------      --------        --------
    Net interest income after provision for loan losses......      51,122      53,688        54,481          53,379
Noninterest income...........................................      13,442      15,276        20,087          18,706
Noninterest expense..........................................      51,465      53,967        53,765          51,615
                                                                ---------    --------      --------        --------
    Income before provision for income taxes and
      minority interest in income of subsidiary..............      13,099      14,997        20,803          20,470
Provision for income taxes...................................       4,771       5,328         7,372           5,300
                                                                ---------    --------      --------        --------
    Income before minority interest in income of subsidiary..       8,328       9,669        13,431          15,170
Minority interest in income of subsidiary....................         328         301           437             365
                                                                ---------    --------      --------        --------
    Net income...............................................   $   8,000       9,368        12,994          14,805
                                                                =========    ========      ========        ========
Earnings per common share:
    Basic....................................................   $  329.84      390.35        540.87          614.64
                                                                =========    ========      ========        ========

    Diluted..................................................   $  328.30      384.48        534.32          609.63
                                                                =========    ========      ========        ========

                              INVESTOR INFORMATION

FIRST BANKS, INC. PREFERRED SECURITIES
--------------------------------------

         The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are traded on the Nasdaq National Market System with the ticker symbols "FBNKN" and "FBNKM," respectively. The preferred securities of First Preferred Capital Trust II and First Preferred Capital Trust III are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2003 and 2002 are summarized as follows:

                        FIRST PREFERRED CAPITAL TRUST II (ISSUE DATE - OCTOBER 2000) - FBNKN

                                                                       2003                  2002
                                                                ------------------    -----------------    Dividend
                                                                   High      Low       High       Low      Declared
                                                                   ----      ---       ----       ---      --------
     First quarter............................................    $29.00    27.80      28.50     27.55    $ 0.640000
     Second quarter...........................................     29.25    27.90      28.40     26.85      0.640000
     Third quarter............................................     28.70    27.40      28.65     27.85      0.640000
     Fourth quarter...........................................     28.14    27.25      28.25     27.30      0.640000
                                                                                                          ----------
                                                                                                          $ 2.560000
                                                                                                          ==========

                        FIRST PREFERRED CAPITAL TRUST III (ISSUE DATE - NOVEMBER 2001) - FBNKM

                                                                       2003                  2002
                                                                ------------------    -----------------    Dividend
                                                                   High      Low       High       Low      Declared
                                                                   ----      ---       ----       ---      --------
     First quarter............................................    $27.70    26.55      26.75     25.90    $ 0.562500
     Second quarter...........................................     28.50    27.00      27.22     26.25      0.562500
     Third quarter............................................     28.55    26.90      27.00     26.50      0.562500
     Fourth quarter...........................................     29.80    27.21      27.05     26.50      0.562500
                                                                                                          ----------
                                                                                                          $ 2.250000
                                                                                                          ==========

         The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol "FBSPrA." The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of DTC. The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2003 are summarized as follows:

                        FIRST PREFERRED CAPITAL TRUST IV (ISSUE DATE - APRIL 1, 2003) - FBSPrA

                                                                                             2003
                                                                                      -----------------    Dividend
                                                                                       High        Low     Declared
                                                                                       ----        ---     --------
     Second quarter................................................................   $ 27.80     26.00   $ 0.503715
     Third quarter.................................................................     28.20     27.35     0.509375
     Fourth quarter................................................................     28.20     27.23     0.509375
                                                                                                          ----------
                                                                                                          $ 1.522465
                                                                                                          ==========



FOR INFORMATION CONCERNING FIRST BANKS, PLEASE CONTACT:

              Allen H. Blake                                            Terrance M. McCarthy
              President, Chief Executive Officer                        Senior Executive Vice President
                and Chief Financial Officer                               and Chief Operating Officer
              600 James S. McDonnell Boulevard                          600 James S. McDonnell Boulevard
              Mail Code - M1-199-014                                    Mail Code - M1-199-071
              Hazelwood, Missouri 63042                                 Hazelwood, Missouri 63042
              Telephone - (314) 592-5000                                Telephone - (314) 592-5000
              www.firstbanks.com                                        www.firstbanks.com


TRANSFER AGENTS:

                         FBNKN and FBNKM                                        FBSPrA
                         ---------------                                        ------

              U. S. Bank Corporate Trust Services                       Computershare Investor Services, LLC
              One Federal Street, Third Floor                           2 North LaSalle Street
              Boston, Massachusetts 02110                               Chicago, Illinois 60602
              Telephone - (800) 934-6802                                Telephone - (312) 588-4990
              www.usbank.com                                            www.computershare.com


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

Date:    March 25, 2004

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

            Signatures                                           Title                              Date
-------------------------------------------------------------------------------------------------------------------

       /s/ James F. Dierberg                                     Director                       March 25, 2004
       ------------------------------------------
           James F. Dierberg

       /s/ Allen H. Blake                                        Director                       March 25, 2004
       ------------------------------------------
           Allen H. Blake

       /s/ Terrance M. McCarthy                                  Director                       March 25, 2004
       ------------------------------------------
           Terrance M. McCarthy

       /s/ Michael J. Dierberg                                   Director                       March 25, 2004
       ------------------------------------------
           Michael J. Dierberg

       /s/ Gordon A. Gundaker                                    Director                       March 25, 2004
       ------------------------------------------
           Gordon A. Gundaker

       /s/ David L. Steward                                      Director                       March 25, 2004
       ------------------------------------------
           David L. Steward

       /s/ Hal J. Upbin                                          Director                       March 25, 2004
       ------------------------------------------
           Hal J. Upbin

       /s/ Douglas H. Yaeger                                     Director                       March 25, 2004
       ------------------------------------------
           Douglas H. Yaeger


                                INDEX TO EXHIBITS

  Exhibit
  Number                          Description
  ------                          -----------

   3.1    Restated  Articles  of  Incorporation  of  the  Company,   as  amended
          (incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   3.2    By-Laws of the Company  (incorporated  herein by  reference to Exhibit
          3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 33-50576, dated September 15, 1992).

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

   4.3 Agreement as to Expenses and Liabilities (relating to First Preferred Capital Trust ("First Preferred I")) (incorporated herein by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   4.4 Agreement as to Expenses and Liabilities dated October 19, 2000 (relating to First Preferred Capital Trust II ("First Preferred II")) (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.5 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust III, dated November 15, 2001 (relating to First Preferred Capital Trust III ("First Preferred III")) (filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.6 Agreement as to Expenses and Liabilities between First Banks, Inc. and First Preferred Capital Trust IV, dated April 1, 2003 (relating to First Preferred Capital Trust IV ("First Preferred IV")) (incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

   4.7    Preferred  Securities Guarantee Agreement (relating to First Preferred
          I) (incorporated herein by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   4.8 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.9 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.10 Preferred Securities Guarantee Agreement by and between First Banks, Inc. and Fifth Third Bank, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

   4.11 Indenture (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   4.12 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.13 Indenture between First Banks, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.14 Indenture between First Banks, Inc. and Fifth Third Bank, as Trustee, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

   4.15 Amended and Restated Trust Agreement (relating to First Preferred I) (incorporated herein by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

   4.16 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated October 19, 2000 (relating to First Preferred II) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-46270, dated September 20, 2000).

   4.17 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, State Street Bank and Trust Company of Connecticut, National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated November 15, 2001 (relating to First Preferred III) (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-2, File No. 333-71652, dated October 15, 2001).

   4.18 Amended and Restated Trust Agreement among First Banks, Inc., as Depositor, Fifth Third Bank, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees, dated April 1, 2003 (relating to First Preferred IV) (incorporated herein by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

   4.19 Indenture between First Banks, Inc., as Issuer, and Wilmington Trust Company, as Trustee, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.20 Guarantee Agreement for First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

   4.21 Amended and Restated Declaration of Trust of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.22 Floating Rate Junior Subordinated Debt Security Certificate of First Banks, Inc., dated April 10, 2002 (incorporated herein by reference to
          Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.23 Capital Security Certificate of First Bank Capital Trust, dated as of April 10, 2002 (incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   4.24 Indenture between First Banks, Inc., as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.25 Amended and Restated Declaration of Trust by and among U.S. Bank National Association, as Institutional Trustee, First Banks, Inc., as Sponsor, and Allen H. Blake, Terrance M. McCarthy and Lisa K. Vansickle, as Administrators, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.26 Guarantee Agreement by and between First Banks, Inc. and U.S. Bank National Association, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.27 Placement Agreement by and among First Banks, Inc., First Bank Statutory Trust and SunTrust Capital Markets, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.28 Junior Subordinated Debenture of First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.10 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.29 Capital Securities Subscription Agreement by and among First Bank Statutory Trust, First Banks, Inc. and STI Investment Management, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.11 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.30 Common Securities Subscription Agreement by and between First Bank Statutory Trust and First Banks, Inc., dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.12 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

   4.31 Debenture Subscription Agreement by and between First Banks, Inc. and First Bank Statutory Trust, dated as of March 20, 2003 (incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to the Company's Registration Statement on Form S-2, File No. 333-102549, dated March 24, 2003).

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

   10.4 Secured Credit Agreement ($60,000,000 Revolving Loan Facility and $20,000,000 Letter of Credit Facility), dated as of August 14, 2003, among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, Bank One, LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank national Association (incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

   10.5* Service Agreement by and between First Services, L.P. and First Banks, Inc., dated October 15, 2001 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.6* Service Agreement by and between First Services, L.P. and First Bank, dated December 30, 2002 (incorporated herein by reference to Exhibit
          10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

   10.7*  First   Banks,   Inc.  -   Executive   Incentive   Compensation   Plan
          (incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

   14     Code  of  Ethics  for  Principal   Executive   Officer  and  Financial
          Professionals - filed herewith.

   21.1   Subsidiaries of the Company - filed herewith.

   31     Rule 13a-14(a) / 15d -14(a) Certifications - filed herewith.

   32     Section 1350 Certifications - filed herewith.

* Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                      Exhibit 14
================================================================================

                                FIRST BANKS, INC.

                 CODE OF ETHICS FOR PRINCIPAL EXECUTIVE OFFICER
                           AND FINANCIAL PROFESSIONALS

================================================================================

                                  INTRODUCTION
                                  ------------

The Board of Directors of First Banks, Inc. ("First Banks" or the "Company") has adopted this Code of Ethics (the "Code") to govern the professional conduct of its Principal Executive Officer and Financial Professionals (as such term is hereinafter defined) for the purposes of promoting:

     1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2. Full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission (the "SEC") and in other public communications made by the registrant and that are within the Principal Executive Officer's responsibility;

     3.   Compliance with applicable governmental laws, rules and regulations;

     4. The prompt internal reporting to an appropriate person or persons identified in the code of violations of the code; and

     5.   Accountability for adherence to the code.

This Code applies to the Principal Executive Officer (i.e. the Chief Executive Officer) of First Banks and all Financial Professionals of the Company and First Bank, collectively the "Covered Officers." For purposes of this Code, the term "Financial Professionals" includes the Chief Financial Officer, the Chief Operating Officer, the Chief Credit Officer, the Chief Investment Officer, the Senior Vice President and Controller, the Senior Vice President - Director of Taxes, the Senior Vice President - Director of Management Accounting, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role.

First Banks expects its employees to act in accordance with the highest standards of professional and personal integrity in all aspects of their job responsibilities and activities; to comply and assure the Company's compliance with all applicable laws, rules and regulations of the jurisdictions under which the Company operates; to deter wrongdoing; and to conduct themselves in accordance with the employment guidelines described in the First Banks Employee Handbook and other policies and procedures adopted by First Banks that govern the conduct of its employees. Covered Officers are reminded of their obligations under the First Banks Employee Handbook. The obligations under this Code are intended to supplement the First Banks Employee Handbook.

                              CONFLICTS OF INTEREST
                              ---------------------

Each Covered Officer is required to adhere to the highest standards of business ethics and should be highly sensitive to situations that may give rise to actual or apparent conflicts of interest. A "conflict of interest" occurs when a Covered Officer's private interest interferes with the interests of First Banks, or the Covered Officer's service to First Banks. A Covered Officer must not improperly use his or her personal influence or personal relationships to influence corporate decisions or financial reporting whereby the Covered Officer would benefit personally to the detriment of the Company. Covered Officers shall conduct their personal and professional affairs in a manner that avoids both real and apparent conflicts of interest between their interests and the interests of First Banks. In addition, each Covered Officer shall provide prompt and full disclosure to the Director of Human Resources and/or the Director of Audit, in writing, of any material transaction or relationship that may reasonably be expected to give rise to a conflict of interest.

                     EXPECTED STANDARDS OF ETHICAL BEHAVIOR
                     --------------------------------------

Covered Officers are expected to:

     1. Maintain skills appropriate and necessary for the performance of their job responsibilities for the Company.

     2. Engage in and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

     3. Refrain from engaging in any activity that would compromise their professional ethics or otherwise prejudice their ability to carry out their required duties for the Company.

     4. Consult with other officers and employees (to the extent appropriate within his or her area of responsibility) with a goal of promoting full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files with, or submits to, the Securities and Exchange Commission (the "SEC") and in other public communications made by the registrant and that are within the Principal Executive Officer's responsibility.

     5. Establish, administer and adhere to appropriate systems and procedures to ensure that transactions are recorded in First Banks' financial records in accordance with accounting principles generally accepted in the United States of America, established Company policy and appropriate regulatory pronouncements and guidelines.

     6. Establish, administer and adhere to financial accounting controls that are appropriate to ensure the integrity of the financial reporting process and the availability of timely, relevant information for the safe, sound and profitable operation of the Company.

     7. Completely disclose all relevant information reasonably expected to be needed by regulatory examiners and internal and external auditors for the full, complete and successful discharge of their duties and responsibilities;

     8. Comply with all applicable governmental laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations of which First Banks or its subsidiaries is a member.

     9. Promptly report any violations or possible violations of this Code to the Director of Human Resources and/or the Director of Audit or any of the parties of channels listed in the First Banks Employee Handbook. Failure to do so is in itself a violation of this Code.

     10.  Strictly adhere to all aspects of this Code.

                          REPORTING AND ACCOUNTABILITY
                          ----------------------------

Upon adoption of the Code (or thereafter as applicable, upon becoming a Covered Officer), each Covered Officer shall affirm in writing to the Director of Human Resources that he or she has received, read and understands the Code by completing the "Acknowledgement Form" included herein. Thereafter, on an annual basis beginning on December 31, 2004, each Covered Officer shall affirm that he or she has complied with the requirements of the Code by completing the "Annual Certification Form" included herein. The Covered Officers' employment is contingent upon completion of the Acknowledgement Form and the Annual Certification Forms.

The Board of Directors hereby designates the Director of Audit as the "Code Compliance Officer." The Code Compliance Officer (or his/her designee) shall take all action considered appropriate to investigate any actual or potential conflicts of interest or violations of the Code reported to him/her. Any matters the Code Compliance Officer believes is a conflict of interest or violation of the Code will be reported to the Board of Directors of First Banks, which shall determine further appropriate action(s). The Director of Audit shall be responsible for reviewing any requests for waivers from the provisions of this Code and such requests for waivers will be reported to the Board of Directors of First Banks, which shall have sole authority to grant or deny any such waivers. Any violations of this Code, any waivers granted from this Code and any potential conflicts of interest and their resolution shall be reported to the Board of Directors of First Banks at the next regularly scheduled meeting. This provision of the Code and any waivers, including implicit waivers, shall be appropriately disclosed in accordance with applicable SEC rules and regulations.

                                   AMENDMENTS
                                   ----------

The Board of Directors of First Banks must approve and adopt any amendments to this Code.


ADOPTED:  November 1, 2003

                              ACKNOWLEDGEMENT FORM

I acknowledge that I have received, read and understand the First Banks, Inc. Code of Ethics for Principal Executive Officer and Financial Professionals (the "Code"), dated November 1, 2003, and understand my obligations as a Covered Officer (as such term is defined in the Code) to comply with all aspects of the Code. I also understand my obligations under the Code supplement my obligations under the "First Banks Employee Handbook."

Furthermore, I understand:

     o    that I will be held accountable for my adherence to the Code;

     o that my failure to observe the terms of the Code may result in disciplinary action, up to and including termination of employment;

     o that violations of the Code may also constitute violations of law and may result in civil and criminal penalties for me, my supervisors and/or First Banks;

     o that my agreement to comply with the Code does not constitute a contract for employment.

     o that should I have any questions regarding the appropriate course of action to take in a particular situation, I should immediately contact the Director of Human Resources and/or the Director of Audit; and

     o I may choose to remain anonymous in reporting any violations or possible violations of the Code through the use of "First Banks' Policy for Submission of Concerns Regarding Questionable Accounting or Auditing Matters," which I have received, read and understand.


                                   ---------------------------------------------
                                   Signature of Covered Officer


                                   ---------------------------------------------
                                   Printed Name of Covered Officer


                                   ---------------------------------------------
                                   Title of Covered Officer


                                   ---------------------------------------------
                                   Date

                            ANNUAL CERTIFICATION FORM

I acknowledge that I have received, read and understand the First Banks, Inc. Code of Ethics for Principal Executive Officer and Financial Professionals (the "Code"), dated November 1, 2003, and understand my obligations as a Covered Officer (as such term is defined in the Code) to comply with all aspects of the Code. I also understand my obligations under the Code supplement my obligations under the First Banks Employee Handbook. Furthermore, I understand that my agreement to comply with the Code does not constitute a contract for employment.

I certify that I have fully complied with all aspects of the Code during the calendar year ended December 31, 20__.



                                   ---------------------------------------------
                                   Signature of Covered Officer


                                   ---------------------------------------------
                                   Printed Name of Covered Officer


                                   ---------------------------------------------
                                   Title of Covered Officer


                                   ---------------------------------------------
                                   Date

                                                                    EXHIBIT 21.1

                                FIRST BANKS, INC.

                                  Subsidiaries


         The following is a list of our subsidiaries and the jurisdiction of incorporation or organization.


                                                              Jurisdiction of Incorporation
              Name of Subsidiary                                     of Organization
              ------------------                                     ---------------

   The San Francisco Company                                            Delaware

        First Bank                                                      Missouri

             First Land Trustee Corp.                                   Missouri

             FB Commercial Finance, Inc.                                Missouri

             Missouri Valley Partners, Inc.                             Missouri

             Bank of San Francisco Realty Investors, Inc.              California

             Star Lane Holdings Trust Statutory Trust                  Connecticut

                  Star Lane Trust                                       New York



                                                                      EXHIBIT 31

                           CERTIFICATIONS REQUIRED BY
                     RULE 13a-(14)(a) (17 CFR 240.13a-14(a))
                    OR RULE 15d-14(a) (17 CFR 240.15d-14(a))
                     OF THE SECURITIES EXCHANGE ACT OF 1934


I, Allen H. Blake, certify that:

1. I have reviewed this Annual Report on Form 10-K (the "Report") of First Banks, Inc. (the "Registrant");

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

     b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

     c) Disclosed in this Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent year end that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 25, 2004
                              FIRST BANKS, INC.



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

                                                                      EXHIBIT 32

                           CERTIFICATIONS REQUIRED BY
                     RULE 13a-(14)(b) (17 CFR 240.13a-14(b))
                    OR RULE 15d-14(b) (17 CFR 240.15d-14(b))
                        AND SECTION 1350 OF CHAPTER 63 OF
               TITLE 18 OF THE UNITED STATES CODE (18 U.S.C. 1350)


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 25, 2004

                                  /s/ Allen H. Blake
                                  ----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)


A signed original of this written statement required by Section 906 has been provided to First Banks, Inc. and will be retained by First Banks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.