Form 10-Q
period 2004-03-31
FIRST BANKS INC
filed 2004-05-14
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


                                                    Shares Outstanding
                     Class                          at April 30, 2004
                     -----                          ------------------

         Common Stock, $250.00 par value                  23,661



                                FIRST BANKS, INC.

                                TABLE OF CONTENTS





                                                                                                       Page
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS - (UNAUDITED):

           CONSOLIDATED BALANCE SHEETS...............................................................    1

           CONSOLIDATED STATEMENTS OF INCOME.........................................................    2

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME..............................................................    3

           CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................    4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................    5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.............................................................   11

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   26

  ITEM 4.  CONTROLS AND PROCEDURES...................................................................   27

PART II.   OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................   28

SIGNATURES...........................................................................................   29



                                                 PART I - FINANCIAL INFORMATION
                                                  ITEM 1 - FINANCIAL STATEMENTS

                                                       FIRST BANKS, INC.

                                                  CONSOLIDATED BALANCE SHEETS
                                (dollars expressed in thousands, except share and per share data)


                                                                                             March 31,  December 31,
                                                                                               2004         2003
                                                                                               ----         ----
                                                                                            (unaudited)
                                                     ASSETS
                                                     ------

Cash and cash equivalents:
     Cash and due from banks.............................................................. $  167,391      179,802
     Short-term investments...............................................................     88,768       33,735
                                                                                           ----------    ---------
          Total cash and cash equivalents.................................................    256,159      213,537
                                                                                           ----------    ---------

Investment securities:
     Available for sale...................................................................  1,268,500    1,038,787
     Held to maturity (fair value of $10,437 and $11,341, respectively)...................     10,010       10,927
                                                                                           ----------    ---------
          Total investment securities.....................................................  1,278,510    1,049,714
                                                                                           ----------    ---------

Loans:
     Commercial, financial and agricultural...............................................  1,415,246    1,407,626
     Real estate construction and development.............................................  1,091,423    1,063,889
     Real estate mortgage.................................................................  2,600,360    2,582,264
     Lease financing......................................................................     48,905       67,282
     Consumer and installment.............................................................     69,987       71,652
     Loans held for sale..................................................................    127,150      145,746
                                                                                           ----------    ---------
          Total loans.....................................................................  5,353,071    5,338,459
     Unearned discount....................................................................    (10,179)     (10,384)
     Allowance for loan losses............................................................   (124,871)    (116,451)
                                                                                           ----------    ---------
          Net loans.......................................................................  5,218,021    5,211,624
                                                                                           ----------    ---------

Derivative instruments....................................................................     46,174       49,291
Bank premises and equipment, net of accumulated depreciation and amortization.............    136,422      136,739
Goodwill..................................................................................    145,513      145,548
Bank-owned life insurance.................................................................     98,732       97,521
Deferred income taxes.....................................................................    104,391      102,844
Other assets..............................................................................     84,431      100,122
                                                                                           ----------    ---------
          Total assets.................................................................... $7,368,353    7,106,940
                                                                                           ==========    =========

                                                   LIABILITIES
Deposits:                                          -----------
     Noninterest-bearing demand........................................................... $1,072,898    1,034,367
     Interest-bearing demand..............................................................    870,305      843,001
     Savings..............................................................................  2,164,492    2,128,683
     Time deposits of $100 or more........................................................    453,799      436,439
     Other time deposits..................................................................  1,491,822    1,519,125
                                                                                           ----------    ---------
          Total deposits..................................................................  6,053,316    5,961,615
Other borrowings..........................................................................    418,014      273,479
Note payable..............................................................................      4,500       17,000
Subordinated debentures...................................................................    213,222      209,320
Deferred income taxes.....................................................................     43,208       41,683
Accrued expenses and other liabilities....................................................     67,357       54,028
                                                                                           ----------    ---------
          Total liabilities...............................................................  6,799,617    6,557,125
                                                                                           ----------    ---------

                                              STOCKHOLDERS' EQUITY
                                              --------------------
Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......         --           --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................     12,822       12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................        241          241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................      5,915        5,915
Additional paid-in capital................................................................      5,910        5,910
Retained earnings.........................................................................    513,787      495,714
Accumulated other comprehensive income....................................................     30,061       29,213
                                                                                           ----------    ---------
          Total stockholders' equity......................................................    568,736      549,815
                                                                                           ----------    ---------
          Total liabilities and stockholders' equity...................................... $7,368,353    7,106,940
                                                                                           ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.




                                               FIRST BANKS, INC.

                                CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                       (dollars expressed in thousands, except share and per share data)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ---------------------
                                                                                               2004         2003
                                                                                               ----         ----
Interest income:
     Interest and fees on loans.........................................................     $ 84,220       90,612
     Investment securities..............................................................       11,621        8,760
     Short-term investments.............................................................          286          442
                                                                                             --------     --------
          Total interest income.........................................................       96,127       99,814
                                                                                             --------     --------
Interest expense:
     Deposits:
       Interest-bearing demand..........................................................          967        1,673
       Savings..........................................................................        4,777        6,786
       Time deposits of $100 or more....................................................        2,956        3,685
       Other time deposits..............................................................        8,487       12,194
     Other borrowings...................................................................          644          602
     Note payable.......................................................................          105          136
     Subordinated debentures............................................................        3,538        5,575
                                                                                             --------     --------
          Total interest expense........................................................       21,474       30,651
                                                                                             --------     --------
          Net interest income...........................................................       74,653       69,163
Provision for loan losses...............................................................       12,750       11,000
                                                                                             --------     --------
          Net interest income after provision for loan losses...........................       61,903       58,163
                                                                                             --------     --------
Noninterest income:
     Service charges on deposit accounts and customer service fees......................        8,949        8,644
     Gain on mortgage loans sold and held for sale......................................        4,229        4,580
     Net gain on sales of available-for-sale investment securities......................           --        6,259
     Gain on sales of branches, net of expenses.........................................          390           --
     Bank-owned life insurance investment income........................................        1,343        1,271
     Other..............................................................................        5,648        4,793
                                                                                             --------     --------
          Total noninterest income......................................................       20,559       25,547
                                                                                             --------     --------
Noninterest expense:
     Salaries and employee benefits.....................................................       27,686       23,261
     Occupancy, net of rental income....................................................        4,637        4,934
     Furniture and equipment............................................................        4,413        4,569
     Postage, printing and supplies.....................................................        1,322        1,306
     Information technology fees........................................................        7,996        8,033
     Legal, examination and professional fees...........................................        1,563        1,606
     Amortization of intangibles associated with the purchase of subsidiaries...........          658          532
     Communications.....................................................................          465          605
     Advertising and business development...............................................        1,281        1,309
     Other..............................................................................        2,581        7,432
                                                                                             --------     --------
          Total noninterest expense.....................................................       52,602       53,587
                                                                                             --------     --------
          Income before provision for income taxes......................................       29,860       30,123
Provision for income taxes..............................................................       11,591       11,092
                                                                                             --------     --------
          Net income....................................................................       18,269       19,031
Preferred stock dividends...............................................................          196          196
                                                                                             --------     --------
          Net income available to common stockholders...................................     $ 18,073       18,835
                                                                                             ========     ========

Basic earnings per common share.........................................................     $ 763.81       796.04
                                                                                             ========     ========

Diluted earnings per common share.......................................................     $ 753.93       784.29
                                                                                             ========     ========

Weighted average shares of common stock outstanding.....................................       23,661       23,661
                                                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                        FIRST BANKS, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                         Three Months Ended March 31, 2004 and 2003 and Nine Months Ended December 31, 2003
                                      (dollars expressed in thousands, except per share data)



                                                     Adjustable Rate                                         Accu-
                                                     Preferred Stock                                        mulated
                                                     ----------------                                        Other    Total
                                                   Class A                     Additional Compre-           Compre-   Stock-
                                                   Conver-             Common    Paid-In  hensive Retained  hensive  holders'
                                                    tible     Class B   Stock    Capital  Income  Earnings  Income    Equity
                                                    -----     -------   -----    -------  ---------------   ------    ------

Consolidated balances, December 31, 2002.........  $12,822      241    5,915     5,910            433,689   60,464   519,041
Three months ended March 31, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   19,031    19,031       --    19,031
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (5,658)       --   (5,658)   (5,658)
        Derivative instruments:
          Current period transactions............       --       --       --        --   (3,624)       --   (3,624)   (3,624)
                                                                                        -------
      Comprehensive income.......................                                         9,749
                                                                                        =======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --       --        --               (192)      --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --       --        --                 (4)      --        (4)
                                                   -------     ----    -----     -----            -------  -------  --------

Consolidated balances, March 31, 2003............   12,822      241    5,915     5,910            452,524   51,182   528,594
Nine months ended December 31, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   43,780    43,780       --    43,780
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (4,328)       --   (4,328)   (4,328)
        Derivative instruments:
          Current period transactions............       --       --       --        --  (17,641)       --  (17,641)  (17,641)
                                                                                        -------
      Comprehensive income.......................                                        21,811
                                                                                        =======
    Class A preferred stock dividends,
      $0.90 per share............................       --       --       --        --               (577)      --      (577)
    Class B preferred stock dividends,
      $0.08 per share............................       --       --       --        --                (13)      --       (13)
                                                   -------     ----    -----     -----            -------  -------  --------

Consolidated balances, December 31, 2003.........   12,822      241    5,915     5,910            495,714   29,213   549,815
Three months ended March 31, 2004:
    Comprehensive income:
      Net income.................................       --       --       --        --   18,269    18,269       --    18,269
      Other comprehensive income, net of tax:
        Unrealized gains on securities, net of
          reclassification adjustment (1)........       --       --       --        --    5,491        --    5,491     5,491
        Derivative instruments:
          Current period transactions............       --       --       --        --   (4,643)       --   (4,643)   (4,643)
                                                                                        -------
      Comprehensive income.......................                                        19,117
                                                                                        =======
    Class A preferred stock dividends,
      $0.30 per share............................       --       --       --        --               (192)      --      (192)
    Class B preferred stock dividends,
      $0.03 per share............................       --       --       --        --                 (4)      --        (4)
                                                   -------     ----    -----     -----            -------  -------  --------

Consolidated balances, March 31, 2004............  $12,822      241    5,915     5,910            513,787   30,061   568,736
                                                   =======     ====    =====     =====            =======  =======  ========

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                        Three Months Ended          Nine Months Ended
                                                                             March 31,                December 31,
                                                                        ------------------          -----------------
                                                                          2004      2003                  2003
                                                                          ----      ----                  ----

     Unrealized gains (losses) on investment
        securities arising during the period...........................  $ 5,491   (1,590)               (2,701)
     Less reclassification adjustment for gains
        included in net income.........................................       --    4,068                 1,627
                                                                         -------   ------                ------
     Unrealized gains (losses) on investment securities................  $ 5,491   (5,658)               (4,328)
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

                                                           FIRST BANKS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                   (dollars expressed in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                               2004           2003
                                                                                               ----           ----


Cash flows from operating activities:
     Net income.........................................................................    $  18,269        19,031
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of bank premises and equipment.....................        4,810         4,781
       Amortization, net of accretion...................................................        4,566         5,350
       Originations and purchases of loans held for sale................................     (251,421)     (555,529)
       Proceeds from sales of loans held for sale.......................................      221,196       557,226
       Provision for loan losses........................................................       12,750        11,000
       Provision for income taxes.......................................................       11,591        11,092
       Payments of income taxes.........................................................          (63)          (57)
       Decrease in accrued interest receivable..........................................        2,891         4,668
       Interest accrued on liabilities..................................................       21,474        30,651
       Payments of interest on liabilities..............................................      (21,581)      (31,599)
       Gain on mortgage loans sold and held for sale....................................       (4,229)       (4,580)
       Net gain on sales of available-for-sale investment securities....................           --        (6,259)
       Gain on sales of branches, net of expenses.......................................         (390)           --
       Other operating activities, net..................................................        1,801        12,406
                                                                                            ---------     ---------
          Net cash provided by operating activities.....................................       21,664        58,181
                                                                                            ---------     ---------

Cash flows from investing activities:
     Cash received for acquired entities, net of cash
       and cash equivalents paid........................................................           --        14,870
     Maturities of investment securities available for sale.............................      115,532       442,399
     Maturities of investment securities held to maturity...............................        1,012         1,082
     Purchases of investment securities available for sale..............................     (318,293)     (193,957)
     Purchases of investment securities held to maturity................................         (100)         (102)
     Net (increase) decrease in loans...................................................      (15,460)       22,848
     Recoveries of loans previously charged-off.........................................        6,164         6,237
     Purchases of bank premises and equipment...........................................       (4,449)       (2,633)
     Other investing activities, net....................................................       11,255         2,604
                                                                                            ---------     ---------
          Net cash (used in) provided by investing activities...........................     (204,339)      293,348
                                                                                            ---------     ---------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.................................      105,784       (64,477)
     Decrease in time deposits..........................................................       (5,602)      (98,022)
     Decrease in federal funds purchased................................................           --       (55,000)
     Increase (decrease) in securities sold under agreements to repurchase..............      144,535       (29,301)
     Repayments of note payable.........................................................      (12,500)       (7,000)
     Proceeds from issuance of subordinated debentures..................................           --        25,208
     Sales of branches..................................................................       (6,724)           --
     Payment of preferred stock dividends...............................................         (196)         (196)
                                                                                            ---------     ---------
          Net cash provided by (used in) financing activities...........................      225,297      (228,788)
                                                                                            ---------     ---------
          Net increase in cash and cash equivalents.....................................       42,622       122,741
Cash and cash equivalents, beginning of period..........................................      213,537       203,251
                                                                                            ---------     ---------
Cash and cash equivalents, end of period................................................    $ 256,159       325,992
                                                                                            =========     =========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................    $   1,480        10,351
                                                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The consolidated financial statements include the accounts of First Banks, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2003 amounts have been made to conform to the 2004 presentation.

         First Banks operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri.

(2)      ACQUISITIONS,  INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         On March 26, 2004,  First Banks and Small  Business  Loan Source,  Inc.
(SBLS), headquartered in Houston, Texas, entered into an Asset Purchase Agreement that provides for First Bank to purchase substantially all of the assets and assume certain liabilities of SBLS in exchange for cash and certain payments contingent on future valuations. The transaction, which is subject to approval of the Small Business Administration (SBA) and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, is expected to be completed during the second or third quarter of 2004. SBLS reported assets of approximately $52.9 million, including $30.1 million of SBA loans, at March 31, 2004.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs incurred relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over various time periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the applicable consummation date. The accrued severance balance of $1.2 million identified in the following table is comprised of contractual obligations under salary continuation agreements to 10 individuals with remaining terms ranging from one month to approximately 12 years. As the obligation to make payments under these agreements is accrued at the consummation dates, such payments do not have any impact on the consolidated statements of income.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                  Severance
                                                                  ---------
                                                             (dollars expressed
                                                                in thousands)

         Balance at December 31, 2003..........................   $  1,412
         Three Months Ended March 31, 2004:
           Payments............................................       (173)
                                                                  --------
         Balance at March 31, 2004.............................   $  1,239
                                                                  ========

         First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate exclusively to additional costs incurred in conjunction with the data processing conversions of the respective entities.

         On February 6, 2004, First Bank completed its divestiture of one branch office in regional Missouri. This branch divestiture resulted in a reduction of the deposit base of approximately $8.4 million, and a pre-tax gain of approximately $390,000, which is included in noninterest income.

 (3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at March 31, 2004 and December 31, 2003:

                                                       March 31, 2004                 December 31, 2003
                                                ----------------------------    ----------------------------
                                                   Gross                         Gross
                                                 Carrying       Accumulated     Carrying       Accumulated
                                                  Amount       Amortization      Amount       Amortization
                                                  ------       ------------      ------       ------------
                                                             (dollars expressed in thousands)
     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (4,856)        17,391           (4,233)
         Goodwill associated with
           purchases of branch offices.........      2,210           (896)         2,210             (861)
                                                 ---------        -------        -------          -------
              Total............................  $  19,601         (5,752)        19,601           (5,094)
                                                 =========        =======        =======          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 144,199                       144,199
                                                 =========                       =======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $658,000 for the three months ended March 31, 2004, and $532,000 for the comparable period in 2003. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2009 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                (dollars expressed in thousands)

            Year ending December 31:
                2004 Remaining............................   $  1,974
                2005......................................      2,632
                2006......................................      2,632
                2007......................................      2,632
                2008......................................      2,632
                2009 .....................................        726
                                                             --------
                   Total..................................   $ 13,228
                                                             ========

         Changes in the  carrying  amount of goodwill for the three months ended
March 31, 2004 and 2003 were as follows:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                               2004         2003
                                                                                        (dollars expressed in thousands)

           Balance, beginning of period...................................................   $145,548       140,112
           Goodwill acquired during period................................................         --         1,026
           Amortization - purchases of branch offices.....................................        (35)          (36)
                                                                                             --------     ---------
           Balance, end of period.........................................................   $145,513       141,102
                                                                                             ========     =========

 (4)     MORTGAGE BANKING ACTIVITIES

         At March 31, 2004 and December 31, 2003, First Banks serviced loans for others amounting to $1.17 billion and $1.22 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $502,000 and $4.7 million at March 31, 2004 and December 31, 2003, respectively.

         Changes in mortgage  servicing  rights,  net of  amortization,  for the three months ended March 31, 2004 and 2003 were as follows:
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  2004                2003
                                                                                  ----                ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period......................................   $ 15,408             14,882
           Originated mortgage servicing rights..............................        354              1,973
           Amortization......................................................     (1,802)            (1,177)
                                                                                --------           --------
           Balance, end of period............................................   $ 13,960             15,678
                                                                                ========           ========

         The fair value of mortgage servicing rights was approximately $16.6 million and $17.1 million at March 31, 2004 and 2003, respectively, and $18.3 million at December 31, 2003. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $2.6 million and $1.4 million at March 31, 2004 and 2003, respectively, and $2.9 million at December 31, 2003.

         Amortization of mortgage servicing rights has been estimated through 2008 in the following table:

                                                (dollars expressed in thousands)

            Year ending December 31:
                2004 Remaining............................. $  3,365
                2005.......................................    4,179
                2006.......................................    3,577
                2007.......................................    2,167
                2008.......................................      672
                                                            --------
                     Total................................. $ 13,960
                                                            ========

 (5)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the periods indicated:
                                                                                                           Per Share
                                                                               Income         Shares         Amount
                                                                               ------         ------         ------
                                                                      (dollars in thousands, except share and per share data)

         Three months ended March 31, 2004:
              Basic EPS - income available to common stockholders........    $  18,073         23,661      $ 763.81
              Effect of dilutive securities:
                Class A convertible preferred stock......................          192            565         (9.88)
                                                                             ---------        -------      --------
              Diluted EPS - income available to common stockholders......    $  18,265         24,226      $ 753.93
                                                                             =========        =======      ========
         Three months ended March 31, 2003:
              Basic EPS - income available to common stockholders........    $  18,835         23,661      $ 796.04
              Effect of dilutive securities:
                Class A convertible preferred stock......................          192            599        (11.75)
                                                                             ---------        -------      --------
              Diluted EPS - income available to common stockholders......    $  19,027         24,260      $ 784.29
                                                                             =========        =======      ========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. were $6.6 million and $6.7 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, First Services, L.P. paid First Bank $1.1 million and $1.2 million, respectively, in rental fees for the use of data processing and other equipment owned by First Banks.

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $886,000 and $868,000 for the three months ended March 31, 2004 and 2003, respectively, in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $99,000 and $113,000 for the three months ended March 31, 2004 and 2003, respectively, in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers. The insurance premiums on which the aforementioned commissions were earned were competitively bid, and First Banks deems the commissions First Title earned from unaffiliated third-party companies to be comparable to those that would have been earned by an unaffiliated third-party agent.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $24.1 million and $20.0 million at March 31, 2004 and December 31, 2003, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except for extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

(7)      REGULATORY CAPITAL

         First Banks and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Banks' consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Banks and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2004, First Banks and First Bank were each well capitalized.

         As of March 31, 2004, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At March 31, 2004 and December 31, 2003, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                               Actual                                     To Be Well
                                                       ------------------------                        Capitalized Under
                                                       March 31,   December 31,      For Capital       Prompt Corrective
                                                        2004           2003       Adequacy Purposes    Action Provisions
                                                        ----           ----       -----------------    -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.50%        10.27%            8.0%                10.0%
              First Bank..............................   10.54         10.41             8.0                 10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    8.79          8.46             4.0                  6.0
              First Bank..............................    9.28          9.15             4.0                  6.0

     Tier 1 capital (to average assets):
              First Banks.............................    7.88          7.62             3.0                  5.0
              First Bank..............................    8.32          8.22             3.0                  5.0



(8)      BUSINESS SEGMENT RESULTS

         First Banks' business segment is First Bank. The reportable business segment is consistent with the management structure of First Banks, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, asset-based loans and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes and trust, private banking and institutional money management services. The revenues generated by First Bank consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include eastern Missouri, Illinois, southern and northern California and Houston, Dallas, Irving, McKinney and Denton, Texas. The products and services are offered to customers primarily within First Bank's respective geographic areas.

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominant in the banking industry.

         The business segment results are summarized as follows:

                                                                           Corporate, Other
                                                                           and Intercompany
                                                 First Bank              Reclassifications (1)       Consolidated Totals
                                          ------------------------       ---------------------     -----------------------
                                           March 31,  December 31,       March 31, December 31,     March 31, December 31,
                                             2004         2003             2004        2003           2004         2003
                                             ----         ----             ----        ----           ----         ----
                                                                   (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $1,271,605     1,042,809         6,905        6,905      1,278,510     1,049,714
Loans, net of unearned discount.........   5,342,892     5,328,075            --           --      5,342,892     5,328,075
Goodwill................................     145,513       145,548            --           --        145,513       145,548
Total assets............................   7,355,910     7,097,635        12,443        9,305      7,368,353     7,106,940
Deposits................................   6,062,427     5,977,042        (9,111)     (15,427)     6,053,316     5,961,615
Note payable............................          --            --         4,500       17,000          4,500        17,000
Subordinated debentures.................          --            --       213,222      209,320        213,222       209,320
Stockholders' equity....................     778,594       766,397      (209,858)    (216,582)       568,736       549,815
                                          ==========     =========      ========     ========      =========     =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)       Consolidated Totals
                                          ------------------------      ---------------------      -----------------------
                                              Three Months Ended          Three Months Ended         Three Months Ended
                                                   March 31,                   March 31,                  March 31,
                                          ------------------------      ---------------------      -----------------------
                                             2004            2003        2004           2003         2004            2003
                                             ----            ----        ----           ----         ----            ----

Income statement information:

Interest income.........................    $ 95,987        99,528           140          286         96,127        99,814
Interest expense........................      17,847        25,004         3,627        5,647         21,474        30,651
                                          ----------     ---------      --------    ---------      ---------      --------
     Net interest income................      78,140        74,524        (3,487)      (5,361)        74,653        69,163
Provision for loan losses...............      12,750        11,000            --           --         12,750        11,000
                                          ----------     ---------      --------    ---------      ---------      --------
     Net interest income after provision
       for loan losses..................      65,390        63,524        (3,487)      (5,361)        61,903        58,163
                                          ----------     ---------      --------    ---------      ---------      --------
Noninterest income......................      20,719        19,529          (160)       6,018         20,559        25,547
Noninterest expense.....................      51,517        53,215         1,085          372         52,602        53,587
                                          ----------     ---------      --------    ---------      ---------      --------
     Income before provision for
       income taxes.....................      34,592        29,838        (4,732)         285         29,860        30,123
Provision for income taxes..............      13,244        10,483        (1,653)         609         11,591        11,092
                                          ----------     ---------      --------    ---------      ---------      --------
     Net income.........................  $   21,348        19,355        (3,079)        (324)        18,269        19,031
                                          ==========     =========      ========    =========      =========      ========
--------------------
(1)  Corporate and other includes $2.3 million and $3.6 million of interest expense on subordinated debentures, after applicable income tax benefits of $1.2 million and $2.0 million, for the three months ended  March 31, 2004  and
     2003, respectively.


 (9)     OTHER BORROWINGS

         Other borrowings were comprised of the following at March 31, 2004 and December 31, 2003:

                                                                                     March 31,       December 31,
                                                                                       2004              2003
                                                                                  ---------------  ----------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................  $ 161,014           166,479
              Term................................................................    250,000           100,000
         Federal Home Loan Bank borrowings........................................      7,000             7,000
                                                                                    ---------          --------
                  Total other borrowings..........................................  $ 418,014           273,479
                                                                                    =========          ========

         Effective January 12, 2004, First Banks consummated a $150.0 million three-year reverse repurchase agreement under a master repurchase agreement. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.8350% plus a floating amount equal to the differential between the three-month London Interbank Offing Rate reset in arrears and the strike price of 3.50%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.50%. The underlying securities associated with the reverse repurchase agreement are callable U. S. Government agency securities and are not under First Banks' physical control. In conjunction with this transaction, First Banks purchased $150.0 million of callable U. S. Government agency securities.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At March 31, 2004 and December 31, 2003, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.

 (11)    SUBSEQUENT EVENT

         On April 9, 2004, First Banks and Continental Mortgage Corporation - Delaware (CMC), entered into an Agreement and Plan of Reorganization that provides for First Banks to acquire CMC and its wholly-owned banking subsidiary, Continental Community Bank and Trust Company (CCB). CMC is headquartered in Aurora, Illinois, and through CCB, operates two banking offices in the Chicago suburban communities of Aurora and Villa Park. CMC reported total assets of approximately $149.9 million, loans, net of unearned discount, of approximately $78.1 million and total deposits of approximately $110.6 million at March 31, 2004. The transaction, which is subject to regulatory approvals, is expected to be completed during the second or third quarter of 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Missouri and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 148 branch offices in California, Illinois, Missouri and Texas. At March 31, 2004, we had total assets of $7.37 billion, loans, net of unearned discount, of $5.34 billion, total deposits of $6.05 billion and total stockholders' equity of $568.7 million.

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

         Primary responsibility for managing our banking unit rests with the officers and directors of each unit, but we centralize overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on customer service.

                               Financial Condition

         Total assets were $7.37 billion and $7.11 billion at March 31, 2004 and December 31, 2003, respectively, an increase of 3.68%. The increase in assets is primarily attributable to increases in short-term investments, investment securities and loans, net of unearned discount, which were primarily funded by increased deposits and other borrowings. Short-term investments, consisting primarily of federal funds sold, increased by $55.0 million due to the investment of excess funds resulting from the deposit growth and an overall decline in average loan volumes. Investment securities increased $228.8 million, or 21.80%, to $1.28 billion at March 31, 2004 from $1.05 billion at December 31, 2003, reflecting purchases of $318.4 million and maturities of $116.5 million. Loans, net of unearned discount, increased $14.8 million to $5.34 billion at March 31, 2004 from $5.33 billion at December 31, 2003, and the allowance for loan losses increased to $124.9 million at March 31, 2004 from $116.5 million at

December 31, 2003, as further discussed under "--Loans and Allowance for Loan Losses." The overall increase in assets was partially offset by a decline in our derivative instruments to $46.2 million from $49.3 million resulting from a decline in the fair value of certain derivative financial instruments and the maturity of $200.0 million notional amount of interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." In addition, other assets decreased $15.7 million to $84.4 million at March 31, 2004 from $100.1 million at December 31, 2003. This decrease primarily results from an $8.2 million net decrease in other real estate as further discussed under "--Loans and Allowance for Loan Losses," a $2.8 million decrease in accrued interest receivable and a $1.4 million decrease in mortgage servicing rights. During the first quarter of 2004, we expanded our banking franchise with the opening of two de novo branch offices, one in West St. Louis County, Missouri and one in Houston, Texas.

         Total deposits increased by $91.7 million, or 1.54%, to $6.05 billion at March 31, 2004 from $5.96 billion at December 31, 2003. Our deposit marketing efforts and efforts to further develop multiple account relationships with our customers in addition to slightly higher deposit rates on certain products have contributed to the deposit growth, despite continued aggressive competition within our market areas and the divestiture, in February 2004, of a Missouri branch office with approximately $8.4 million in total deposits. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher-yielding time deposits.

         Other borrowings increased $144.5 million to $418.0 million at March 31, 2004 from $273.5 million at December 31, 2003. The increase is primarily attributable to $150.0 million of term securities sold under agreement to repurchase that we entered into during the first quarter of 2004, as further discussed in Note 9 to our consolidated financial statements. Our note payable was reduced by $12.5 million during the first quarter of 2004 through internally generated funds. Subordinated debentures increased $3.9 million to $213.2 million at March 31, 2004 from $209.3 million at December 31, 2003. This increase is primarily attributable to an increase in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain of our subordinated debentures. In addition, the continued amortization of debt issuance costs has also contributed to the overall increase in our subordinated debentures during the first quarter of 2004.

                              Results of Operations

Net Income

         Net income was $18.3 million and $19.0 million for the three months ended March 31, 2004 and 2003, respectively. Results for the three months ended March 31, 2004 reflect increased net interest income, reduced noninterest income and noninterest expense and increased provisions for loan losses. Our return on average assets and return on average stockholders' equity were 1.01% and 13.16%, respectively, for the three months ended March 31, 2004, compared to 1.07% and 14.64%, respectively, for the comparable period in 2003. Included in the first quarter of 2003 was a gain of $6.3 million, before applicable income taxes, relating to the exchange of part of our investment in Allegiant Bancorp, Inc., or Allegiant, for a 100% ownership in Bank of Ste. Genevieve, or BSG, located in Ste. Genevieve, Missouri. Excluding this transaction, net of the related income taxes, net income for the first quarter of 2004 increased 22.09% over the first quarter of 2003. The increase in earnings in 2004 continues to reflect our adaptation to the current interest rate environment and weak economic conditions that have prevailed in recent years. Our ongoing efforts to maintain an acceptable net interest margin in the current low interest rate environment, improve our noninterest income, address asset quality issues and control operating expenses are reflected in our financial performance. We experienced continued growth of net interest income primarily resulting from the earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates as well as a $63.1 million net reduction in our subordinated debentures during the second quarter of 2003. However, prevailing low interest rates, generally weak loan demand and overall economic conditions continue to exert pressure on our net interest income. Due to economic conditions within our markets, we experienced higher-than-historical levels of loan charge-offs, loan delinquencies and nonperforming loans in 2003, which resulted in an increased provision for loan losses. These nonperforming trends remain at elevated levels in the first quarter of 2004, thus contributing to a continued higher-than-normal provision for loan losses. Other real estate owned decreased $8.2 million during the first quarter of 2004 primarily due to the sale of a $9.2 million residential and recreational development property that was foreclosed on in January 2003. However, this decrease in nonperforming assets was offset by the addition to nonperforming loans of a $13.9 million credit relationship in the southern California region that was placed on nonaccrual status in March 2004. On April 29, 2004, we recorded a $3.9 million charge-off on this credit relationship as a result of workout negotiations with the borrower and on May 7, 2004, the remaining net balance of $10.0 million was refinanced by an independent third party, resulting in our receipt of a cash payment on the net remaining balance of this credit relationship. We continue to monitor our loan and leasing portfolios and focus on asset quality and related challenges stemming from the current economic environment, including weak loan demand and lower prevailing interest rates.

         Noninterest income was $20.6 million and $25.5 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily due to a $6.3 million gain recorded in the first quarter of 2003 on the exchange of part of our investment in the common stock of Allegiant for a 100% ownership interest in Bank of Ste. Genevieve. Excluding this transaction, noninterest income for the first quarter of 2004 increased $1.3 million over the comparable period in 2003. The increase is attributable to increased service charges on deposit accounts, increased portfolio management fees associated with our institutional money management subsidiary and decreased losses on the sale of certain assets. This was partially offset by reduced loan servicing fees and reduced gains on mortgage loans sold relating to the continued slowdown in the volume of mortgage loans originated that we began to experience in the fourth quarter of 2003. The increase also reflects a $390,000 gain, net of expenses, on the sale of a Missouri branch banking office in February 2004.

         Noninterest expense was $52.6 million and $53.6 million for the three months ended March 31, 2004 and 2003, respectively. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, improved to 55.25% for the first three months of 2004 from 56.58% for the comparable period in 2003. Noninterest expense for the three months ended March 31, 2004 reflects a $2.7 million gain recorded in February 2004 on the sale of a residential and recreational development property that was foreclosed on in January 2003, as further discussed under "--Loans and Allowance for Loan Losses." The decrease in noninterest expense is partially offset by a $4.4 million increase in salary and employee benefit costs associated with generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, offset by a decrease in the allocation of direct loan origination costs from salaries and benefits expense to gains on loans sold and held for sale due to the slowdown in the volume of mortgage loans originated and sold. Noninterest expense for the three months ended March 31, 2003 includes a $1.1 million write-down on an operating lease associated with our commercial leasing business.

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased 7.83% to $75.0 million for the three months ended March 31, 2004 from $69.5 million for the comparable period in 2003. Net interest margin improved 20 basis points to 4.56% for the three months ended March 31, 2004, from 4.36% for the comparable period in 2003. We credit the increase in net interest income primarily to lower rates on deposits and other borrowings, the earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates, increased average investment securities with higher yields and a $63.1 million net reduction in our outstanding subordinated debentures in 2003. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $16.2 million and $15.0 million to net interest income for the three months ended March 31, 2004 and 2003, respectively. Average interest-earning assets increased $138.4 million to $6.61 billion for the three months ended March 31, 2004 from $6.47 billion for the comparable period in 2003. The increase is primarily attributable to our acquisition of BSG on March 31, 2003, which provided assets of $115.1 million. In addition, the decline in prevailing interest rates led to the early redemption of $136.3 million of subordinated debentures in the second quarter of 2003 that were issued during 1997 and 1998 and the issuance of additional subordinated debentures at lower interest rates, while providing replacement regulatory capital through the associated trust preferred securities issued by our financing business and statutory trusts. In March 2003, we issued $25.8 million of subordinated debentures to First Bank Statutory Trust, and in April 2003, we issued $47.4 million of subordinated debentures to First Preferred Capital Trust IV. These transactions coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall expense associated with our subordinated debentures. However, prevailing low interest rates, generally weak loan demand, increased competition and overall economic conditions continue to exert pressure on our net interest margin.

         Average investment securities were $1.15 billion for the three months ended March 31, 2004, in comparison to $968.9 million for the three months ended March 31, 2003, an increase of $185.8 million, or 19.17%. The yield on our investment portfolio increased to 4.12% for the three months ended March 31, 2004, compared to 3.77% for the comparable period in 2003. Funds available from maturities of investment securities in addition to funds available from deposit growth were used to purchase additional investment securities during the first quarter of 2004. Investment security purchases for the first quarter of 2004 included the purchase of $150.0 million of callable U.S. Government agency securities. These securities represented the underlying securities associated with a $150.0 million three-year reverse repurchase agreement under a master repurchase agreement that we consummated in the first quarter of 2004, as further described in Note 9 to our consolidated financial statements.

         Average loans, net of unearned discount, were $5.33 billion for the three months ended March 31, 2004, in comparison to $5.36 billion for the comparable period in 2003, reflecting a decrease of $26.6 million. The yield on our loan portfolio decreased to 6.36% for the three months ended March 31, 2004, in comparison to 6.87% for the comparable period in 2003. We attribute the decline in the average balance and yields primarily to increased competition and general economic conditions within our market areas resulting in continued weak loan demand and decreases in prevailing interest rates. The reduced level of interest income earned on our loan portfolio was partially mitigated by the earnings associated with our interest rate swap agreements. In addition, the decrease in average loans is also attributable to a significant reduction in average loans held for sale, which declined approximately $168.6 million, resulting from a slowdown in overall loan volumes that began in the fourth quarter of 2003 as well as management's business strategy decision in mid-2003 to retain a portion of new residential mortgage loan production in our portfolio to offset continued weak loan demand in other sectors of our loan portfolio. As a result of this decision, average real estate mortgage loan volumes retained in our portfolio increased approximately $155.6 million during the first quarter of 2004 compared to the comparable period in 2003.

         Average deposits decreased $89.2 million, or 1.47%, to $5.99 billion for the three months ended March 31, 2004 from $6.08 billion for the comparable period in 2003. For the three months ended March 31, 2004, the aggregate weighted average rate paid on our deposit portfolio decreased 52 basis points to 1.39%, from 1.91% for the comparable period in 2003. We attribute the decline in rates paid for the three months ended March 31, 2004 primarily to rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges also contributed to the reduction in deposit rates paid on our time deposits. However, the continued competitive pressures on our deposit pricing within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The change in average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits increased $117.3 million to $4.05 billion, or 67.60% of total average deposits, for the three months ended March 31, 2004, up from $3.94 billion, or 64.68% of total average deposits, for the comparable period in 2003. Average total time deposits decreased $206.5 million to $1.94 billion for the three months ended March 31, 2004, from $2.15 billion for the comparable period in 2003.

         Average other borrowings increased $207.4 million to $388.8 million for the three months ended March 31, 2004 compared to $181.4 million for the comparable period in 2003. The aggregate weighted average rate paid on our other borrowings was 0.67% for the three months ended March 31, 2004, compared to 1.35% for the comparable period in 2003, reflecting reductions in the current interest rate environment. The increase in average other borrowings is primarily attributable to $150.0 million of term securities sold under agreement to repurchase that we consummated during the first quarter of 2004 as further described in Note 9 to our consolidated financial statements.

         The aggregate weighted average rate paid on our note payable was 5.06% for the three months ended March 31, 2004, compared to 14.07% for the comparable period in 2003. The overall changes in the weighted average rates paid reflect changing market interest rates during the periods reflected. In addition, the higher weighted average rate paid for the three months ended March 31, 2003 primarily reflects increased commitment, arrangement and other fees paid to amend our secured credit agreement during this time period. Amounts outstanding under our $60.0 million revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. However, the borrowing level for these periods has been minimal.

         Average subordinated debentures were $210.9 million for the three months ended March 31, 2004 compared to $281.9 million for the three months ended March 31, 2003. The aggregate weighted average rate paid on our subordinated debentures was 6.75% and 8.02% for the three months ended March 31, 2004 and 2003, respectively. Interest expense on our subordinated debentures was $3.5 million for the three months ended March 31, 2004, compared to $5.6 million for the comparable period in 2003. As previously discussed, the decrease for 2004 primarily reflects the redemption of $136.3 million of subordinated debentures and the issuance of $73.2 million of subordinated debentures at lower interest rates, as well as the earnings impact of our interest rate swap agreements as further discussed under "--Interest Rate Risk Management."


         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:


                                                                            Three Months Ended March 31,
                                                               -------------------------------------------------------
                                                                          2004                         2003
                                                               --------------------------   --------------------------
                                                                         Interest                      Interest
                                                               Average   Income/  Yield/    Average    Income/  Yield/
                                                               Balance   Expense   Rate     Balance    Expense   Rate
                                                               -------   -------   ----     -------    -------   ----
                                                                         (dollars expressed in thousands)
                 ASSETS
                 ------

Interest-earning assets:
    Loans (1) (2) (3) (4) ................................   $5,333,353    84,328  6.36%  $5,359,976    90,737   6.87%
    Investment securities (4) ............................    1,154,663    11,831  4.12      968,899     8,998   3.77
    Federal funds sold and other..........................      122,757       286  0.94      143,470       442   1.25
                                                             ----------   -------         ----------   -------
           Total interest-earning assets..................    6,610,773    96,445  5.87    6,472,345   100,177   6.28
                                                                          -------                      -------
Nonearning assets.........................................      652,521                      722,465
                                                             ----------                   ----------
           Total assets...................................   $7,263,294                   $7,194,810
                                                             ==========                   ==========

             LIABILITIES AND
          STOCKHOLDERS' EQUITY
          --------------------

Interest-bearing liabilities:
    Interest-bearing deposits:
       Interest-bearing demand deposits...................   $  868,712       967  0.45%  $  840,434     1,673   0.81%
       Savings deposits...................................    2,161,910     4,777  0.89    2,167,440     6,786   1.27
       Time deposits of $100 or more......................      438,418     2,956  2.71      457,368     3,685   3.27
       Other time deposits (3)............................    1,503,636     8,487  2.27    1,691,225    12,194   2.92
                                                             ----------   -------         ----------   -------
           Total interest-bearing deposits................    4,972,676    17,187  1.39    5,156,467    24,338   1.91
    Other borrowings......................................      388,793       644  0.67      181,427       602   1.35
    Note payable (5)......................................        8,346       105  5.06        3,919       136  14.07
    Subordinated debentures (3)...........................      210,890     3,538  6.75      281,915     5,575   8.02
                                                             ----------   -------         ----------   -------
           Total interest-bearing liabilities.............    5,580,705    21,474  1.55    5,623,728    30,651   2.21
                                                                          -------                      -------
Noninterest-bearing liabilities:
    Demand deposits.......................................    1,021,744                      927,147
    Other liabilities.....................................      102,323                      116,890
                                                             ----------                   ----------
           Total liabilities..............................    6,704,772                    6,667,765
Stockholders' equity......................................      558,522                      527,045
                                                             ----------                   ----------
           Total liabilities and stockholders' equity.....   $7,263,294                   $7,194,810
                                                             ==========                   ==========
Net interest income.......................................                 74,971                       69,526
                                                                          =======                      =======
Interest rate spread......................................                         4.32                          4.07
Net interest margin (6)...................................                         4.56%                         4.36%
                                                                                  =====                        ======
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $318,000 and $363,000 for the three months ended March 31, 2004 and 2003, respectively.
(5)  Interest expense on the note payable includes commitment, arrangement and renewal fees.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

         The provision for loan losses was $12.8 million and $11.0 million for the three months ended March 31, 2004 and 2003, respectively. Net loan charge-offs were $5.3 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. In 2003, we continued to experience the higher level of problem loans and related loan charge-offs and past due loans that we began to experience in early 2002. This was a result of economic conditions within our markets, additional problems identified in certain acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. Nonperforming assets at March 31, 2004 increased to $90.2 million from $86.5 million at December 31, 2003 and $86.9 million at March 31, 2003. The net increase in nonperforming assets for the first quarter of 2004 primarily reflects two significant changes: the sale of a residential and recreational development property that was foreclosed on in January 2003 with a carrying value of $9.2 million, representing approximately 83.0% of total other real estate assets at the time of sale; partially offset by the addition of a $13.9 million credit relationship in the southern California region to nonaccrual status. In recognition of this and other factors, our allowance for loan losses increased to $124.9 million at March 31, 2004, compared to $116.5 million at December 31, 2003 and $108.7 million at March 31, 2003. On April 29, 2004, we recorded a $3.9 million charge-off on the $13.9 million credit relationship that had been placed on nonaccrual status during the first quarter of 2004 as a result of workout negotiations with the borrower, and on May 7, 2004, the remaining net balance of $10.0 million was refinanced by an independent third party, resulting in the receipt of a cash payment on the remaining net balance of this credit relationship. However, management expects the higher levels of nonperforming assets to remain at elevated levels throughout most of 2004 and considers this trend in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $20.6 million and $25.5 million for the three months ended March 31, 2004 and 2003, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, investment income on bank owned life insurance and other income. The reduction experienced in the first quarter of 2004 is primarily attributable to a $6.3 million gain recorded in March 2003 on the exchange of common stock of Allegiant, as further discussed below. Noninterest income for the first quarter of 2004 increased $1.3 million, or 6.59%, from the comparable period in 2003, after excluding this nonrecurring transaction.

         Service charges on deposit accounts and customer service fees were $8.9 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in service charges and customer service fees is primarily attributable to our acquisition of BSG completed in March 2003, additional products and services available and utilized by our retail and commercial customers, and increases in non-sufficient fund and returned check fee rates that became effective in December 2003.

         The gain on mortgage loans sold and held for sale was $4.2 million and $4.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease primarily reflects continued slowdown in the volume of mortgage loans originated and sold that was initially experienced in the fourth quarter of 2003 and continued into the first quarter of 2004.

         In March 2003, we recorded a $6.3 million gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership interest in BSG. There were no net gains on sales of available-for-sale investment securities for the three months ended March 31, 2004.

         On February 6, 2004, we sold one of our Missouri branch banking offices, resulting in a $390,000 gain, net of expenses, upon consummation of this transaction.

         Other income was $5.6 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively. We attribute the primary components of the increase in 2004 to:

         >> increased portfolio management fee income of $452,000 associated with our Institutional Money Management division;

         >> a decrease in net losses of $454,000 associated with the sale of certain assets, primarily related to equipment associated with our commercial leasing business;

         >> an increase in income associated with standby letters of credit of $177,000;

         >>    an increase in fees from fiduciary activities; and

         >>    our acquisition completed during 2003; partially offset by

         >> a decline of $222,000 in rental income associated with our reduced commercial leasing activities;

         >> a decline of $208,000 in loan servicing fees. The net decrease is attributable to increased amortization of mortgage servicing rights and a higher level of interest shortfall, offset by an increase in fees from loans serviced for others. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >> a decline of $61,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand; and

         >> decreased rental fees from First Services, L.P. of $38,000 for the use of data processing and other equipment owned by First Banks.

Noninterest Expense

         Noninterest expense was $52.6 million and $53.6 million for the three months ended March 31, 2004 and 2003, respectively, reflecting improvement in our efficiency ratio to 55.25% for the three months ended March 31, 2004, from 56.58% for the comparable period in 2003. The decrease in noninterest expense primarily reflects a decline in expenses and losses, net of gains, on other real estate owned, offset by an increase in salaries and employee benefits expense. These expenses and losses are included in other expense in our consolidated statements of income as further discussed below.

         Salaries and employee benefits were $27.7 million and $23.3 million for the three months ended March 31, 2004 and 2003, respectively. We attribute the overall increase to increased salary and benefit expenses associated with our acquisition in 2003 and generally higher salary and employee benefit costs associated with employing and retaining qualified personnel. Salaries and employee benefits expense is reduced by an allocation of direct loan origination costs from salaries and benefits expense to gains on mortgage loans sold and held for sale. This allocation of direct loan origination costs decreased during the first quarter of 2004 due to a slowdown in the volume of mortgage loans originated and sold, management's decision to retain a portion of new mortgage loan production in our real estate mortgage portfolio in mid-2003 and a change in the fallout percentage applied to the allocation, thereby further contributing to the increase in salaries and employee benefits expense.

         Occupancy, net of rental income, and furniture and equipment expense totaled $9.1 million and $9.5 million for the three months ended March 31, 2004 and 2003, respectively. The decrease is partially attributable to decreased rent expense associated with various lease terminations in 2003, including a lease buyout on a California branch facility recorded in the first quarter of 2003. However, these overall expenses remain at relatively higher levels and are attributable to acquisitions, technology expenditures for equipment, continued expansion and renovation of various corporate and branch offices and the relocation of certain branches and operational areas.

         Information technology fees were $8.0 million for the three months ended March 31, 2004 and 2003. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides information technology and operational support services to our subsidiaries and us. We attribute the consistently higher level of fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, partially offset by expense reductions resulting from the data processing conversion of BSG completed in 2003.

         Legal, examination and professional fees were $1.6 million for the three months ended March 31, 2004 and 2003. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs related to acquired entities have all contributed to the overall expense levels in 2003 and 2004.

         Amortization of intangibles associated with the purchase of subsidiaries was $658,000 and $532,000 for the three months ended March 31, 2004 and 2003, respectively. The increase is solely attributable to core deposit intangibles associated with our acquisition of BSG in March 2003.

         Communications and advertising and business development expenses decreased to $1.7 million for the three months ended March 31, 2004, from $1.9 million for the comparable period in 2003. Our continued efforts to reduce these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts have all contributed to the overall decline in these expenditures.

         Other expense was $2.6 million and $7.4 million for the three months ended March 31, 2004 and 2003, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees and sales taxes. The decrease is primarily attributable to:

         >> a decrease of $3.6 million on expenditures and losses, net of gains, on other real estate. In February 2004, we recorded a $2.7 million gain on the sale of a residential and recreational development property that was transferred to other real estate in January 2003, as further discussed under "--Loans and Allowance for Loan Losses." Net expenditures on other real estate for the first quarter of 2003 were $822,000 and primarily included expenditures associated with the operation of the residential and recreational development property that was sold in February 2004 as well as a $200,000 expenditure associated with an unrelated residential real estate property located in the northern California region;

         >> write-downs of $1.1 million recorded in the first quarter of 2003 on various operating leases associated with our commercial leasing business, which were primarily a result of reductions in estimated residual values. No similar write-downs occurred in 2004;

         >> a $200,000 reduction in expenditures associated with ATM repairs and maintenance; and

         >> decreased credit card expenses of $155,000 primarily associated with the continued decline in this portfolio; partially offset by

         >>    expenses  associated with our acquisition  completed during 2003;
               and

         >>    continued growth and expansion of our banking franchise.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we held as of March 31, 2004 and December 31, 2003 are summarized as follows:

                                                                     March 31, 2004             December 31, 2003
                                                                -----------------------      -----------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,100,000       2,683      1,250,000         2,857
         Fair value hedges....................................     276,200       9,394        326,200        12,614
         Interest rate cap agreements.........................     450,000          --        450,000            --
         Interest rate lock commitments.......................      25,900          --         15,500            --
         Forward commitments to sell
           mortgage-backed securities.........................      66,500          --         58,500            --
                                                                ==========      ======      =========       =======

         The notional amounts of our derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

         During the three months ended March 31, 2004 and 2003, we realized net interest income on our derivative financial instruments of $16.2 million and $15.0 million, respectively. The increase is primarily attributable to interest income associated with the additional swap agreements that we entered into during March, April and July 2003 as well as the continued decline in prevailing interest rates in 2003. In addition, we recorded net gains on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $32,000 and $7,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 reflects changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges

         During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured on March 14, 2004. The amount receivable by us under the swap agreements was $3.7 million and $3.9 million at March 31, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $967,000 and $1.1 million at March 31, 2004 and December 31, 2003, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2004 and December 31, 2003 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         March 31, 2004:
             September 20, 2004..............................  $  600,000        1.30%         6.78%     $  15,268
             March 21, 2005..................................     200,000        1.18          5.24          7,378
             April 2, 2006...................................     100,000        1.18          5.45          6,887
             July 31, 2007...................................     200,000        1.15          3.08          3,541
                                                               ----------                                ---------
                                                               $1,100,000        1.24          5.71      $  33,074
                                                               ==========       =====         =====      =========

         December 31, 2003:
             March 14, 2004..................................  $  150,000        1.20%         3.93%     $     879
             September 20, 2004..............................     600,000        1.30          6.78         23,250
             March 21, 2005..................................     200,000        1.18          5.24          8,704
             April 2, 2006...................................     100,000        1.18          5.45          6,881
             July 31, 2007...................................     200,000        1.15          3.08            501
                                                               ----------                                ---------
                                                               $1,250,000        1.24          5.49      $  40,215
                                                               ==========       =====         =====      =========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $1.9 million and $5.2 million at March 31, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $394,000 and $537,000 at March 31, 2004 and December 31, 2003, respectively. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities of approximately three months.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at March 31, 2004 or December 31, 2003. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this swap agreement in December 2002. In addition, the $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 14, 2003 resulting in final settlement of this swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> During March 2003 and April 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at March 31, 2004 or December 31, 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of March 31, 2004 and December 31, 2003 were as follows:

                                                                  Notional  Interest Rate  Interest Rate     Fair
                          Maturity Date                            Amount       Paid         Received        Value
                          -------------                            ------       ----         --------        -----
                                                                         (dollars expressed in thousands)

         March 31, 2004:
             January 9, 2006..................................  $ 150,000        1.14%         5.51%      $  9,838
             December 31, 2031................................     55,200        3.46          9.00          3,751
             March 20, 2033...................................     25,000        3.71          8.10           (413)
             June 30, 2033....................................     46,000        3.74          8.15           (663)
                                                                ---------                                 --------
                                                                $ 276,200        2.27          6.88       $ 12,513
                                                                =========       =====         =====       ========

         December 31, 2003:
             January 9, 2004 (1)..............................  $  50,000        1.15%         5.37%      $     --
             January 9, 2006..................................    150,000        1.15          5.51          9,932
             December 31, 2031................................     55,200        3.44          9.00          2,499
             March 20, 2033...................................     25,000        3.69          8.10         (1,270)
             June 30, 2033....................................     46,000        3.72          8.15         (2,008)
                                                                ---------                                 --------
                                                                $ 326,200        2.10          6.65       $  9,153
                                                                =========       =====         =====       ========
             ---------------
             (1)Hedge accounting treatment was discontinued in September 2003 as further discussed above.

Interest Rate Cap Agreements

         In conjunction with our interest rate swap agreements designated as cash flow hedges that mature in September 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At March 31, 2004 and December 31, 2003, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets was zero.

Pledged Collateral

         At March 31, 2004 and December 31, 2003, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a carrying value of $227,000 and $229,000, respectively, in connection with our interest rate swap agreements. In addition, at December 31, 2003, we had pledged cash of $700,000 as collateral in connection with our interest rate swap agreements. At March 31, 2004 and December 31, 2003, we had accepted, as collateral in connection with our interest rate swap agreements, cash of $48.3 million and $51.3 million, respectively.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 87.6% and 90.8% of total interest income for the three months ended March 31, 2004 and 2003, respectively. Total loans, net of unearned discount, increased $14.8 million, or 0.3%, to $5.34 billion, or 72.5% of total assets, at March 31, 2004, compared to $5.33 billion, or 75.0% of total assets, at December 31, 2003. The continued low loan demand from our commercial customers during the first quarter of 2004, indicative of increased competition and the current economic conditions prevalent within most of our markets, contributed to a modest increase in total loans. The increase in total loans, net of unearned discount, is primarily attributable to:

         >> an increase of $27.5 million in our real estate construction and development portfolio resulting primarily from seasonal increases on existing and available credit lines;

         >> an increase of $18.1 million in our real estate mortgage portfolio primarily associated with management's business strategy decision in mid 2003 to retain a portion of our new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio; and

         >> an increase of $7.6 million in our commercial, financial and agricultural portfolio; partially offset by

         >> a decline of $18.6 million in loans held for sale resulting from management's business strategy decision in mid-2003 to retain a portion of our new residential mortgage loan production in our portfolio, as discussed above, combined with a slowdown in overall loan volumes experienced during the fourth quarter of 2003 and continuing in the first quarter of 2004, and the timing of loan sales in the secondary mortgage market;

         >> a continued decline of $18.4 million in our lease financing portfolio consistent with the discontinuation of our New Mexico based leasing operation during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy resulting in reduced commercial leasing activities; and

         >> continued reductions in new consumer and installment loan volumes and the repayment of principal on our existing portfolio consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending.


         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2004 and December 31, 2003:

                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    43,768          26,876
         Real estate construction and development:
              Nonaccrual.....................................................          8,052           6,402
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual.....................................................         17,626          21,611
              Restructured...................................................             13              13
           Multi-family residential loans:
              Nonaccrual.....................................................            207             804
           Commercial real estate loans:
              Nonaccrual.....................................................         14,365          13,994
         Lease financing:
              Nonaccrual.....................................................          3,064           5,328
         Consumer and installment:
              Nonaccrual.....................................................            266             336
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         87,361          75,364
         Other real estate...................................................          2,888          11,130
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    90,249          86,494
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,342,892       5,328,075
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     2,211           2,776
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................          2.34%            2.19%
              Nonperforming loans to loans...................................          1.64             1.41
              Allowance for loan losses to nonperforming loans...............        142.94           154.52
              Nonperforming assets to loans and other real estate............          1.69             1.62
                                                                                 ==========       ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $87.4 million at March 31, 2004, in comparison to $75.4 million at December 31, 2003. Loan charge-offs were $11.5 million and $8.7 million for the three months ended March 31, 2004 and 2003, respectively. Loan charge-offs, net of recoveries, were $5.3 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively. Other real estate owned was $2.9 million, $11.1 million and $15.9 million at March, 31, 2004, December 31, 2003 and March 31, 2003, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned were $90.2 million at March 31, 2004, compared to $86.5 million and $86.9 million at December 31, 2003 and March 31, 2003, respectively. The net increase in nonperforming assets in the first three months of 2004, as compared to December 31, 2003, reflects two significant changes as follows:

         >> On February 9, 2004, we sold a residential and recreational development property that had been held as other real estate since January 2003. Prior to foreclosure, the real estate construction and development loan had been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. At the time of sale, the property had a carrying value of $9.2 million, representing approximately 83.0% of our total other real estate assets. We recorded a gain, before applicable income taxes, of approximately $2.7 million on the sale of this property.

         >> In March 2004, we downgraded a $13.9 million commercial credit relationship in the southern California region to nonaccrual status, representing approximately 15.9% of nonperforming loans at March 31, 2004. As previously discussed in "--Results of Operations - Provision for Loan Losses," on April 29, 2004, we recorded a $3.9 million charge-off on this credit relationship as a result of workout negotiations with the borrower and on May 7, 2004, the remaining net balance of $10.0 million was refinanced by an independent third party, resulting in our receipt of a cash payment on the remaining net balance of this credit relationship.

         Although the deterioration of our commercial leasing portfolio experienced in 2002 and 2003 remains a continued focus of management, the level of nonperforming loans related to this portfolio has declined to $3.1 million at March 31, 2004 compared to $5.3 million and $13.3 million at December 31, 2003 and March 31, 2003, respectively. Our allowance for loan losses as a percentage of loans, net of unearned discount, increased to 2.34% at March 31, 2004 from 2.19% at December 31, 2003, and our allowance for loan losses as a percentage of nonperforming loans decreased to 142.94% at March 31, 2004 from 154.52% at December 31, 2003. The allowance for loan losses was $124.9 million and $116.5 million at March 31, 2004 and December 31, 2003, respectively. As reflected in the table below, a $1.0 million specific reserve was established in December 2003 for the estimated loss associated with a $5.3 million unfunded letter of credit. The letter of credit was subsequently funded as a loan on January 5, 2004, and the related $1.0 million specific reserve was transferred to the allowance for loan losses. We continue to closely monitor our loan and leasing portfolios and address the ongoing challenges posed by the current economic environment, including reduced loan demand within our markets and lower prevailing interest rates. We anticipate the level of nonperforming assets to remain at elevated levels throughout most of 2004 and consider this trend in our overall assessment of the adequacy of the allowance for loan losses.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from our actual loss experience and from published national surveys of norms in the industry. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. The allowance is adjusted for incremental risk factors identified for individual segments within the loan portfolio. Based on this evaluation, additional provisions may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

         The following  table is a summary of our loan loss  experience  for the three months ended March 31, 2004 and 2003:
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          -----------------------
                                                                                            2004            2003
                                                                                            ----            ----
                                                                                     (dollars expressed in thousands)

         Allowance for loan losses, beginning of period...............................    $ 116,451       99,439
         Acquired allowance for loan losses and other adjustments (1).................        1,000          757
                                                                                          ---------     --------
                                                                                            117,451      100,196
                                                                                          ---------     --------
         Loans charged-off............................................................      (11,494)      (8,737)
         Recoveries of loans previously charged-off...................................        6,164        6,237
                                                                                          ---------     --------
         Net loan charge-offs.........................................................       (5,330)      (2,500)
                                                                                          ---------     --------
         Provision for loan losses....................................................       12,750       11,000
                                                                                          ---------     --------
         Allowance for loan losses, end of period ....................................    $ 124,871      108,696
                                                                                          ==========    ========
         ---------------
         (1)  In December 2003, we established a $1.0 million specific reserve for estimated losses on a $5.3 million letter of credit that was recorded in accrued and other liabilities in our consolidated  balance sheets.
              On January 5, 2004, the letter of credit was fully funded  as  a  loan.  Consequently, the related $1.0 million specific reserve was reclassified from accrued and other liabilities  to the allowance for loan losses.


                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $876.3 million and $726.9 million at March 31, 2004 and December 31, 2003, respectively.



         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, other borrowings and our note payable, at March 31, 2004:

                                                               Certificates of Deposit     Other
                                                                 of $100,000 or More     Borrowings         Total
                                                                 -------------------     ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................   $   120,793          161,014           281,807
         Over three months through six months.....................       111,614            4,500           116,114
         Over six months through twelve months....................        69,163               --            69,163
         Over twelve months.......................................       152,229          257,000           409,229
                                                                     -----------         --------          --------
              Total...............................................   $   453,799          422,514           876,313
                                                                     ===========         ========          ========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2004 and December 31, 2003, First Bank's borrowing capacity under the agreement was approximately $848.2 million and $909.3 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $443.4 million and $449.5 million at March 31, 2004 and December 31, 2003, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $7.0 million at March 31, 2004 and December 31, 2003, First Bank had no amounts outstanding under either of these borrowing arrangements at March 31, 2004 and December 31, 2003.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at March 31, 2004 are as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than     Over
                                                               1 Year          5 Years       5 Years       Total
                                                               ------          -------       -------       -----
                                                                       (dollars expressed in thousands)

         Operating leases..................................  $    6,423         17,848       20,975       45,246
         Certificates of deposit...........................   1,211,956        733,389          276    1,945,621
         Other borrowings..................................     161,014        256,000        1,000      418,014
         Note payable......................................       4,500             --           --        4,500
         Subordinated debentures...........................          --             --      213,222      213,222
         Other contractual obligations.....................       6,019            706           33        6,758
                                                             ----------     ----------    ---------    ---------
              Total........................................  $1,389,912      1,007,943      235,506    2,633,361
                                                             ==========     ==========    =========    =========

         Management believes the available liquidity and operating results of First Bank will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay interest on the subordinated debentures that we issued to our affiliated statutory and business financing trusts.

                       Effects of New Accounting Standards

         In December 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. On December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our five statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in July 2003, the Board of Governors of the Federal Reserve System, or Board, issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. On May 6, 2004, the Board requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in their Tier 1 capital, subject to stricter quantitative and qualitative standards. The proposed rules would implement several significant changes to the current regulatory capital rules. Under the proposal, the aggregate amount of trust preferred securities and certain other core capital elements would be limited to 25% of Tier 1 capital, net of goodwill.
Additionally, qualifying trust preferred securities and Class C minority interest in excess of the 25% limit would be allowable in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The proposed rules also provide that in the last five years before maturity of the underlying subordinated note, the associated trust preferred securities would be treated as limited-life preferred stock, at one-fifth amortization per year, and would be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50% of Tier 1 capital. The public comment period on the newly proposed rules ends on July 11, 2004. We are awaiting further guidance from the Board pending the outcome of the newly proposed rules, and are continuing to evaluate the proposed changes and their overall impact on our financial condition and results of operations. Management expects that implementation of the Board's proposed rules, as currently stated, would reduce our regulatory capital ratios. However, management believes our regulatory capital levels will continue to meet the well capitalized thresholds under the regulatory framework for prompt corrective action if the rules are adopted in the form proposed.

         In January 2004, the FASB's Derivatives Implementation Group issued preliminary guidance on Statement of Financial Accounting Standards, or SFAS, No. 133 Implementation Issue No. G25, or DIG Issue G25. DIG Issue G25 clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. DIG Issue G25 indicates that an entity is unable to hedge variability in interest receipts on a group of prime rate based loans as the prime rate is not considered a benchmark interest rate and that an entity is unable to hedge overall changes in cash flows as credit risk is not considered in the hedging interest rate swap. The effective date of DIG Issue G25 is the first day of the first fiscal quarter beginning after the cleared guidance is posted to the FASB's website, and should be applied to all hedging relationships as of the effective date. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date and any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 under SFAS No. 133. Presently, we have pre-existing cash flow hedging relationships that are inconsistent with the guidance in DIG Issue G25. As of March 31, 2004, our other comprehensive income included a $21.5 million gain attributable to these pre-existing cash flow hedging relationships. Pending the outcome of DIG Issue G25, we may be required to de-designate these specific hedging relationships and accrete this gain into noninterest income over the remaining lives of the respective hedging relationships. The public comment period on DIG Issue G25 ended on March 25, 2004. The FASB met on May 5, 2004 to further discuss DIG Issue G25, including the public comment letters, and continued these discussion at a subsequent meeting held on May 12, 2004. While no final conclusions were reached at the May 12, 2004 meeting, the FASB has instructed its staff to redraft DIG Issue G25 to clarify its intent and to circulate the revision to DIG members for comment. The FASB is expected to discuss the comments received on the revised DIG Issue G25 and possibly conclude at its next weekly meeting. Consequently, we are currently awaiting additional guidance from the FASB on DIG Issue G25 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

         In March 2004, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 105 -- Application of Accounting Principles to Loan Commitments, or SAB 105, which provides guidance regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Through specific guidance on valuation-recognition model inputs to measure loan commitments accounted for at fair value, SAB 105 will limit the opportunity for recognition of an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding. SAB 105 requires that the measurement of fair value include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004, and permits continued use of previously applied accounting policies to loan commitments entered into on or before March 31, 2004. We have evaluated the requirements of SAB 105 and do not believe its implementation will have a material impact on our consolidated financial statements or results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2003, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.9% of net interest income, based on assets and liabilities at December 31, 2003. At March 31, 2004, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002 and 2003, is reflected in our net interest margin for the three months ended March 31, 2004 as compared to the comparable period in 2003 and further discussed under "--Results of Operations." During the three months ended March 31, 2004, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our Chief Executive Officer evaluated the effectiveness of our "disclosure controls and procedures" (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) and concluded on the basis of the evaluation that, as of the date of such evaluation, our disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                           Part II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                     Description
              --------------                     -----------

                  10.1 AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 - filed herewith.

                  10.2 Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004
                             - filed herewith.

                  31 Rule 13a-14(a) / 15d-14(a) Certifications - filed herewith.

                  32         Section 1350 Certifications - filed herewith.

(b) We filed a Current Report on Form 8-K on January 26, 2004. Item 12 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three months and year ended December 31, 2003. A copy of the press release was included as Exhibit 99.1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FIRST BANKS, INC.



May 14, 2004                     By: /s/ Allen H. Blake
                                    --------------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive  Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and
                                         Accounting Officer)

                                                                    Exhibit 10.1
                             AFS CUSTOMER AGREEMENT

     THIS AGREEMENT is made and entered into by and between Advanced Financial Solutions, Inc., 4344 Charter Avenue, Oklahoma City, Oklahoma, 73108, (hereinafter referred to as "AFS"), and the CUSTOMER as identified on Schedule A hereto.

                                    Recitals
--------------------------------------------------------------------------------
     1. CUSTOMER wishes to obtain from AFS the right to use certain software and documentation and may purchase associated equipment which comprise an integrated transaction processing system (" the System") as listed on Schedule A hereto.

     2. AFS is willing to provide the System upon the terms and conditions provided herein.

     3. Subsequent transactions may be consummated pursuant to the terms hereof by the execution of additional Schedule A's (Schedule A-1, A-2, etc.) in which case references to Schedule A herein will refer to all such additional schedules as appropriate.

     In consideration of the mutual covenants contained herein, it is agreed as follows:



                                Table of Contents

------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
Section                     Title                   Page       Section                    Title                    Page
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1            General............................      2        1.15       Limitations of Liability.............      5
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.1          Definitions........................      2        2          Warranties...........................      5
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.2          Fees...............................      2        2.1        Warranties...........................      5
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.3          Payment............................      2        2.2        Extent of Warranties.................      6
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.4          Taxes..............................      2        3          License..............................      6
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.5          Term and Termination...............      3        3.1        License of Software..................      6
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.6          Confidential Information...........      3        3.2        Documentation........................      7
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.7          Patent and Copyright Indemnity.....      3        3.3        Training.............................      7
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.8          Assignment.........................      4        3.4        Implementation and Testing...........      7
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.9          Entire Agreement...................      4        3.5        Proprietary Rights...................      7
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.10         Modification, Amendment............      4        3.6        Source Code Escrow...................      7
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.11         Severability.......................      4        4          Support Services.....................      8
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.12         Governing Law......................      4        4.1        Software Support.....................      8
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.13         Attorney's Fees....................      4        4.2        Customer Obligations.................      8
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------
1.14         Notices............................      4                             Schedule A
------------ ------------------------------------- -------- -- ---------- --------------------------------------- -------


Section 1 - General

1.1       Definitions.

     The capitalized terms set forth below shall have the meanings set out herein when used in the Agreement unless the context clearly indicates a different meaning:

     Equipment  -- means any  equipment  described  in  Schedule  A hereto.
     AFS Software  -- means the AFS  software  products  described  in  Schedule
     A.
     Software or Licensed Software -- means the AFS Software along with any third party software described in Schedule A plus any subsequent enhancements and/or corrections supplied by AFS.
     System -- means any Equipment, Software and third party software described in Schedule A and documentation, which together constitute an integrated transaction processing system.

1.2       Fees.

     (a) Fees for the products and services hereunder and for any associated equipment shall be as previously agreed with AFS' authorized software marketers or as set forth on Schedule A.

     (b) The annual fee for the AFS Software support services shall be as set forth on Schedule A. It is agreed that the cost of telephone calls pursuant to
Section 4 is the responsibility of the calling party. Support fees may be changed upon ninety (90) days written notice, but in no event increased more than once in any twelve (12)-month period and no more than five percent (5%) for any one increase.

     (c) CUSTOMER agrees to reimburse AFS for all reasonable out-of pocket expenses, including, but not limited to, supplies, lodging, transportation and meals for each AFS representative, incurred by AFS personnel in the course of any travel necessary to their performance of any services to the benefit of and as approved by CUSTOMER.

     (d) Any services not described herein that are performed by AFS at CUSTOMER'S request will be charged to CUSTOMER at AFS' hourly software servicing rates then in effect.

1.3       Payment.

     (a) Payment for the Licensed Software and any associated Equipment, implementation of the System and initial training shall be made either as previously agreed with AFS' authorized reseller or as follows: Thirty percent (30%) upon execution of this Agreement; thirty percent (30%) upon shipment; thirty percent (30%) upon installation, which shall occur when the System has the ability to correctly run all diagnostic tests; and the remaining ten percent (10%) upon CUSTOMER'S acceptance of the System.

     (b) AFS shall invoice CUSTOMER for the AFS Software yearly support service fee as per Schedule A.

     (c) Payment to AFS for all invoices submitted hereunder shall be due on or before the thirtieth (30th) day after receipt of invoice by CUSTOMER. Late charges at the rate of eighteen percent (18%) per annum will apply to all amounts unpaid after said date until they are fully paid.

     (d) The System shall be deemed accepted and all remaining fees paid by CUSTOMER no later than the twenty-second (22nd) business day after the System has begun successfully capturing items in a live production environment.

1.4       Taxes.

     CUSTOMER will pay all taxes (including, but not limited to any sales tax, duties, use tax or assessments) levied against CUSTOMER or AFS by a duly constituted taxing authority against or upon the Equipment, Software and/or Services. CUSTOMER agrees to pay any tax for which it is responsible hereunder or which may be levied on or assessed against CUSTOMER directly. If any such tax is paid by AFS, CUSTOMER shall promptly reimburse AFS therefore upon presentation to CUSTOMER of reasonable proof of payment by AFS. This does not include any taxes based on the income or capital value of AFS for which AFS shall be solely responsible.

1.5       Term and Termination.

     (a) The Term of the Agreement shall commence on the latter of the date of execution by AFS hereof and the date of receipt by AFS of any initial payment hereunder (Commencement date) and shall continue in full force and effect thereafter as long as there is any portion of the System in use by CUSTOMER unless sooner terminated in accordance with the provisions of this Agreement.

     (b) In the event of any material breach of this Agreement by either party hereto, the other party may (reserving cumulatively all other remedies and rights under this Agreement and in law and in equity) terminate this Agreement, if the party in breach has not cured the breach within a reasonable time after receiving written notice of the specific nature of the breach. In addition, CUSTOMER may, at any time after two (2) years from the Commencement Date, terminate this Agreement upon thirty (30) days written notice to AFS, provided however that CUSTOMER shall receive no refund for any annual support fees paid or incurred before the termination date.

     (c) Termination of this Agreement shall not affect rights and/or obligations of the parties which arose prior to any such termination (unless otherwise provided herein) and such rights and/or obligations shall survive any such termination. Upon termination for any reason, CUSTOMER shall immediately return all AFS Software, documentation and all related materials to AFS.

1.6       Confidential Information.

     (a) Each party will regard and  preserve as  confidential  all  information related to the business of the other party and its customers and information concerning the System, the Software and any documentation, modifications, enhancements, updates, changes and error corrections to the Licensed Software provided for hereunder that may be obtained or provided in connection with this Agreement ("Confidential Information"). In no event however, shall the following be considered "Confidential Information:" (i) information previously or subsequently filed with any government agency and available to the public, or
(ii) information previously or subsequently published in any public medium, or publicly available, (iii) information legally obtained from a third party who legally obtained or developed "Confidential Information." Each party will not, without first obtaining the other party's written consent, disclose such information to any person, firm or enterprise other than (a) to employees, legal counsel, accountants and other professional advisors as necessary hereunder; (b) to regulatory officials (including, without limitation, bank examiners), having jurisdiction over the party; and (c) as may be required by law or legal process.

     (b) The provisions of confidentiality herein are substantial and material conditions to the Agreement. All provisions of confidentiality regarding information disclosed herein to either party shall survive this Agreement or any License granted herein.

1.7       Patent and Copyright Indemnity.

     (a) AFS shall defend any suit or proceeding brought against CUSTOMER so far as such suit or proceeding is based on a claim that any Software used within the scope of the license hereunder constitutes an infringement or misuse of any patent, copyright, trademark or other proprietary right effective in the United States, provided that AFS is notified promptly in writing of such suit or proceeding and given full and complete authority, information and assistance (at AFS' expense) for the defense of the same. AFS shall pay all expenses of such suit, including attorney's fees, and all damages and costs finally awarded therein against CUSTOMER, except that AFS shall not be responsible for any compromise or expense made or incurred by CUSTOMER without AFS' prior consent.

     (b) In the event any Software supplied by AFS is in AFS' opinion likely to or does become the subject of such a suit or claim, AFS may procure for CUSTOMER the right to continue using such item, replace or modify such item with items of equal or superior functionality so that it becomes non-infringing, or remove such item from CUSTOMER'S site. In the event any item is held to constitute an infringement in such a suit or proceeding or its use is enjoined, AFS shall take one of the foregoing actions. In the event of the removal of Software, AFS shall refund to CUSTOMER an amount equal to the purchase price and/or the license fee paid to AFS for the Software removed, less a use fee. For purposes of this paragraph, the monthly use fee shall be computed by dividing the purchase price and/or the license fee by 60.

     (c) AFS shall not have any liability to CUSTOMER under any provision of this article for any claim which is based upon: (1) the interconnection and/or use of Equipment or Software in combination with software or devices not supplied to CUSTOMER or expressly approved by AFS; (2) use of other than a current, unaltered release of a Software program if infringement would have been avoided by use of such release; (3) use of any item of Equipment or Software in any manner for which the item was not designed; or (4) Software modified by CUSTOMER or others without the consent of AFS.

     (d) THE FOREGOING STATES AFS' LIABILITY AND CUSTOMER'S ENTIRE REMEDY ARISING FROM INFRINGEMENT.

1.8       Assignment.

         The rights granted herein shall not be assigned, in whole or in part, by CUSTOMER without the written consent of AFS, except in the case of acquisition, merger or in connection with the sale of a substantial portion of CUSTOMER'S assets and if the successor or assignee accepts in writing the CUSTOMER'S obligations hereunder.

1.9       Entire Agreement.

     The terms and conditions of any and all Schedules and agreed change orders to this Agreement are incorporated herein by this reference and constitute a part of this Agreement as if fully set forth herein. This Agreement, together with all Schedules and agreed change orders, constitutes the entire Agreement between the parties and supersedes all previous agreements, promises and representations, whether written or oral, between the parties with respect to the subject matter hereof. The terms and conditions of this Agreement shall be binding upon any permitted successors and/or assigns of the parties.

1.10      Modification, Amendment, Supplement or Waiver.

     (a) No modification, amendment, supplement to or waiver of this Agreement or any of its provisions shall be binding upon the parties hereto unless made in writing and duly signed by the party against whom it is to be enforced.

     (b) A failure or delay of either party to this Agreement to enforce at any time any of the provisions of this Agreement, or to exercise any option which is herein provided, or to require at any time performance of any of the provisions hereof, shall not be construed to be a waiver of such provision of this Agreement.

1.11      Severability.

     In the event one or more of the provisions of this Agreement shall for any reason be held to be invalid, illegal or unenforceable, the remaining provisions of the Agreement shall be unimpaired, and the invalid, illegal or unenforceable provision shall be replaced by a mutually acceptable provision, which, being valid, legal and enforceable, comes closest to the intention of the parties underlying the invalid, illegal or unenforceable provisions. If no mutually acceptable provision can be agreed, then the remaining provisions of the contract shall be construed consistent with the remaining expressed intent of the parties.

1.12      Governing Law.

     This Agreement shall be governed by, construed and enforced under, and subject to, the laws of the State of Oklahoma.

1.13      Attorney's Fees.

     In the event that any suit or action is brought to enforce the provisions of this Agreement, the prevailing party shall be entitled to expenses and court costs related to the litigation including, but not limited to, a reasonable attorney's fee.

1.14     Notices.

     Any notices or other communications required or permitted to be given or delivered under this Agreement shall be in writing (unless otherwise specifically provided herein) and shall be deemed sufficient when delivered personally or three (3) days after it is mailed by certified or registered mail, postage prepaid, return receipt requested to the addresses as set forth on Schedule A hereto, or to such other address or addressee as either party may from time to time designate to the other by written notice in the fashion as provided herein.

1.15     Limitations of Liability.

     (a) Circumstances may arise where, because of a default or other liability of AFS, CUSTOMER is entitled to recover damages from AFS. Regardless of the basis on which CUSTOMER is entitled to claim damages, AFS is liable only for:

          (1) Payments referred to in the patent and copyright terms described above in Section 1.7; or
          (2) The amount of any other actual losses or damages, up to a cumulative maximum of the greater of (i) the sum of Fifty Thousand Dollars ($50,000.00) and (ii) the sum paid for AFS Software hereunder, regardless of the number or basis of any claim or claims.

     (b) Items for Which We Are Not Liable.

               Under no circumstances is AFS liable for any of the following:

               (1) Third party claims against CUSTOMER for losses or damages (other than under the first two items listed in Section 1.15(a) above);
               (2)  Loss of, or damage to records or data; or
               (3) Punitive, exemplary, indirect, consequential (including lost profits or savings) or incidental damages, even if AFS is informed of their possibility.

               No action, regardless of form, arising out of this Agreement may be brought more than one (1) year after the cause of action has arisen.

Section 2 - Warranties

2.1      Warranties.

     AFS hereby represents and warrants as follows:

     (a) The Licensed Software is free from material defects in workmanship and design for a period of one (1) year following installation.

     (b) AFS has full authority to enter this Agreement and to consummate the transaction contemplated herein. This Agreement is not in conflict with any other Agreement to which AFS is a party or by which it may be bound.

     (c) AFS shall furnish the System, the documentation and other materials hereunder free of all liens, claims, encumbrances and other restrictions that would interfere with CUSTOMER'S intended licensed use of the System and Software. CUSTOMER shall quietly and peacefully possess the System, documentation and other materials provided hereunder subject to and in accordance with the provisions of this Agreement.

     (d) All Support Services provided by AFS hereunder will be performed in a timely and professional manner.

     (e) No portion of the Software, the Software as a whole, the Software as used in combination with other elements of the System or any use or operation of the foregoing infringes directly or contributorily upon any other patent or copyright, trade secret or other intellectual property rights of third parties.

     (f) Upon full payment for the AFS Software, Equipment and License, CUSTOMER shall acquire good and marketable title to the Equipment and quiet use and possession of the AFS Software, free and clear of any lien, encumbrance or security interest. CUSTOMER claims no ownership of title to the Software and, upon AFS' request, agrees to execute an acknowledgment of such fact.

     (g) All changes, enhancements, updates, modifications and error corrections made to the Licensed Software by AFS will run on and with the CUSTOMER'S equipment, provided that CUSTOMER has installed all previously provided AFS changes, enhancements, updates, modifications and error corrections in the manner instructed by AFS. CUSTOMER'S sole remedy under this warranty is limited to the correction by AFS of any program or documentation errors at no additional charge to CUSTOMER.

     (h) All AFS Software listed herein is specified as "Year 2000 Compliant", meaning that it is capable of correctly recognizing, receiving, interpreting, processing and exchanging data before, on and after January 1, 2000. AFS is not providing any Year 2000 testing, conversion or assessment pursuant to this Agreement other than as specifically set forth herein. AFS does not warrant the compliance or connectability of any other software or hardware.

2.2       Extent of Warranty.

     THE WARRANTIES GIVEN HEREIN ARE IN LIEU OF ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING IMPLIED WARRANTIES OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR PURPOSE.

     (a) Misuse, accident, unauthorized modification, improper maintenance by CUSTOMER, or failure caused by a product for which AFS is not responsible, may void the warranties.

     (b) AFS does not warrant uninterrupted or error-free operation of a Product or Service.

Section 3 - License

3.1       License of Software.

     Subject to the provisions hereof AFS grants to CUSTOMER a personal, non-transferable and non-exclusive right to use the Software in accordance with the following license provisions:

     (a) The AFS Software is licensed solely for use on identified reader/sorter(s). The AFS Software is licensed and priced on the basis of the number of reader/sorters installed per site and the document per minute (DPM) speed of the reader/sorters to which the computers are connected. If the number of reader/sorters and/or the document per minute speed of the reader/sorters is upgraded, an upgraded license must be ordered. This License is expressly limited to use by CUSTOMER and entities directly owned or controlled by CUSTOMER. Use for any other entities or purposes requires additional license(s) and alternative pricing.

     (b) The AFS Software contains proprietary and confidential trade secret information of AFS. AFS retains all title to the AFS Software and all copies thereof, and no title to the AFS Software or any intellectual property in the AFS Software is being transferred. In the event that CUSTOMER sells the Equipment on which the AFS Software was originally installed, CUSTOMER may not transfer or assign the license to the AFS Software unless the purchaser signs a written assignment with AFS and pays AFS its then current standard transfer fee.

     (c) Except for backup or archival purposes, the Software shall not be copied. All permitted copies shall contain all copyright and other proprietary notices or legends contained in the Software when delivered. The Software shall not be modified, reverse assembled or decompiled and no attempt shall be made to derive source code from the Software.

     (d) AFS, acting for itself and/or its Licensors, or its Licensors, in the event AFS does not so act, may seek to (1) enforce any provision of the Software License granted hereunder (2) enjoin uses by CUSTOMER which are beyond the scope of the Software License granted hereunder and (3) enforce any other right and seek any remedy available at law or in equity. In the event of a material breach by CUSTOMER that has not been cured as provided in Section 1.5, AFS shall be, in addition to any other available remedies, entitled to terminate the Software license. Upon termination of the license under this Agreement for any reason, CUSTOMER shall promptly return all copies of the Software, documentation and related materials to AFS at the sole cost and expense of CUSTOMER.

     (e) In the event that the Software is being licensed to the U.S. Federal Government, the Software is licensed in accordance with the applicable U.S. federal procurement regulations covering commercial/restricted rights software.

     (f) CUSTOMER shall comply with all export and re-export restrictions and regulations of the U.S. Department of Commerce or other applicable U.S. agency. The Software shall not be transferred to a prohibited country or otherwise in violation of any such restrictions or regulations.

3.2       Documentation.

     (a) Upon delivery of the Equipment and AFS Software to CUSTOMER, AFS shall also deliver its standard operational instructions and documentation, sufficient to enable CUSTOMER'S personnel and employees to use and operate the Equipment and Software supplied by AFS involved at each site.

     (b) AFS shall not charge CUSTOMER any additional amount for the initial documentation provided herein other than the fees described in Section 1.2.

     (c) It is further acknowledged herein by CUSTOMER that all documentation referenced herein is Confidential Information subject to the exclusions of
Section 1.6, unless designated otherwise in writing by AFS and CUSTOMER shall maintain the confidential nature of the documentation as provided in said section.

3.3       Training.

     If indicated on Schedule A, training shall be conducted pursuant to this Section. AFS shall provide sufficient initial training to two of CUSTOMER'S personnel and employees for the purpose of enabling them to understand and properly operate the System. Additionally, AFS shall provide sufficient initial training to one of CUSTOMER'S personnel designated as the System Administrator. The System Administrator training shall include but not be limited to system security, adding, deleting, authorizing users, communications, and hardware failure contingency processing. Initial training shall be provided at the AFS Academy or other agreed location, at the sole option of AFS, with CUSTOMER to pay all its own travel expenses and training fees, if applicable. The dates of such training shall coincide with installation of the AFS Software. If the training is conducted at a location other than the AFS Academy, CUSTOMER agrees to reimburse AFS for all reasonable out-of-pocket expenses, including, but not limited to, supplies, lodging, transportation and meals incurred by AFS personnel in the course of any travel necessary for their performance of the above training as approved by CUSTOMER.

3.4       Implementation and Testing.

     (a) If indicated on Schedule A, Implementation and Testing shall be performed pursuant to this section. AFS shall have responsibility for implementing the Software so that it is fully operational. The responsibilities of AFS shall include installing the Equipment supplied by AFS and Software (described in Schedule A), performing the initial testing of the System as a whole, and providing documentation and initial training. CUSTOMER'S responsibilities for implementation shall be those necessary to enable AFS to perform its responsibilities under this Agreement.

     (b) CUSTOMER agrees to reimburse AFS for all reasonable out-of-pocket expenses including, but not limited to, supplies, lodging, transportation and meals incurred by AFS personnel in the course of any travel necessary for their performance of the above Implementation and testing services as approved by CUSTOMER.

3.5       Proprietary Rights.

     CUSTOMER understands that all modifications, enhancements, updates, changes, and error corrections to the Licensed Software provided hereunder are and shall remain the property of AFS. CUSTOMER further understands that all described changes, modifications, enhancements, updates and error corrections provided hereunder are "Licensed Software."

3.6       Source Code Escrow.

     If indicated on Schedule A, AFS shall, after installation, enroll CUSTOMER, at CUSTOMER'S sole cost, in it's Source Code Escrow Program whereby a copy of the Source Code for the AFS Software shall be held for the benefit of CUSTOMER should CUSTOMER have a current, fully paid support agreement with AFS and should:

     (a) AFS cease doing business with no successor entity assuming AFS' obligations, or

     (b) Cease support services for the Software with no successor entity assuming AFS' obligations.

     A copy of the confirmation of CUSTOMER'S enrollment shall be furnished to CUSTOMER within twenty (20) days after CUSTOMER'S payment of the escrow charges.

Section 4 - Support Services

4.1       Software Support.

     If indicated on Schedule A:

     (a) AFS agrees to correct, as soon as reasonably possible after it is notified thereof by telephone or in writing by CUSTOMER, any material defect in the Licensed Software.

     (b) AFS agrees to provide, at no additional cost to CUSTOMER and as soon as reasonably possible, software changes and documentation necessary to make functions performed by the Licensed Software conform to changes in the legal and regulatory requirements governing performance of those functions.

     (c) AFS agrees to provide telephone assistance to CUSTOMER'S personnel from 8:00 a.m. to 5:00 p.m., CST, Monday through Friday (except for Federal Reserve banking holidays) for routine calls and twenty four hours a day, seven days a week for emergency calls and/or for problems preventing production running of the System.

     (d) AFS will not provide any support services for CUSTOMER'S Equipment and/or Computers under this Agreement.

     (e) AFS will provide CUSTOMER with the latest enhancements and corrections to the Software at no charge, as they become generally available. CUSTOMER shall be responsible for any additional third-party software and/or hardware costs, onsite AFS support fees and any associated travel expenses with respect to any such enhancements and corrections and their installation.

4.2       CUSTOMER Obligations.

     (a) CUSTOMER agrees to add all AFS-provided enhancements to the Licensed Software in the manner instructed by AFS within thirty (30) days from the date of receipt from AFS and to add all error corrections to the Licensed Software in the manner instructed by AFS within fourteen (14) days from the date of receipt from AFS.

     (b)  CUSTOMER   agrees   promptly  to  provide  to  AFS  whatever   written
documentation AFS may reasonably request for the purpose of identifying and resolving problems associated with CUSTOMER'S use of the Licensed Software.

     (c)  CUSTOMER   agrees  not  to   materially   modify  the  System  or  its
configuration without the express, written approval of AFS.

     (d) CUSTOMER'S failure to fulfill any of the obligations set forth in paragraphs 4.2(a), (b) and (c) above may, at AFS' option, relieve AFS of all support liability regarding the accuracy or performance of the Licensed Software caused by such failure or failures.

     IN WITNESS WHEREOF, the Parties hereto, each acting under due and proper authority, have executed Schedule A hereto as of the date thereupon written.




                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                                  ImageVisionTM
Item Name                                                                                                   Total Cost
----------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)  (X)Yes   ( ) No

                                                                              QTY

St. Louis - Attachment 1                                                                $ 1,747,500.00
-----------------------------------------------                                         --------------

Santa Ana - Attachment 2                                                                $   25,000.00
-----------------------------------------------                                         -------------

Chicago - Attachment 3                                                                  $   20,000.00
-----------------------------------------------                                         -------------

Peoria - Attachment 4                                                                   $           -
-----------------------------------------------                                         -------------

Vallejo - Attachment 5                                                                  $           -
-----------------------------------------------                                         -------------

Houston - Attachment 6                                                                  $   20,000.00
-----------------------------------------------                                         -------------

                                                                                AFS Software Subtotal   $ 1,812,500.00
                                                                                                        --------------
Third Party Software
                                               (X) Yes                   ( ) No

St. Louis - Attachment 1                                                                                $   650,000.00
-----------------------------------------------                                                         --------------


Equipment & Associated Software                (X) Yes                   ( ) No

St. Louis - Exhibit 1                                                                   $1,255,681.00
-----------------------------------------------                                         -------------

Santa Ana - Exhibit 2                                                                   $  448,466.00
-----------------------------------------------                                         -------------

Chicago - Exhibit 3                                                                     $  137,127.00
-----------------------------------------------                                         -------------

Peoria - Exhibit 4                                                                      $  190,288.00
-----------------------------------------------                                         -------------

Vallejo - Exhibit 5                                                                     $  191,759.00
-----------------------------------------------                                         -------------

Houston - Exhibit 6                                                                     $  205,630.00
-----------------------------------------------                                         -------------

                                                                   Equipment & Associated SW Subtotal   $ 2,428,951.00
                                                                                                        --------------

Other                                          ( ) Yes                   (X) No

*Training                                      (X) Yes, see section 3.3  ( ) No




                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

Item Name                                                                                           Total Cost
--------------------------------------------------------------------------------------------------------------

*Implementation/Testing                     (X) Yes, see section 3.4   ( ) No

St. Louis - Attachment 1                                                        $ 534,400.00
-------------------------------------------------                               ------------

Santa Ana - Attachment 2                                                        $  37,700.00
-------------------------------------------------                               ------------

Chicago - Attachment 3                                                          $  32,700.00
-------------------------------------------------                               ------------

Peoria - Attachment 4                                                           $   7,700.00
-------------------------------------------------                               ------------

Vallejo - Attachment 5                                                          $   7,700.00
-------------------------------------------------                               ------------

Houston - Attachment 6                                                          $  33,700.00
-------------------------------------------------                               ------------

                                                                           Services Subtotal   $    653,900.00
                                                                                               ---------------
                                                                           Contract Subtotal   $  5,545,351.00
                                                                                               ---------------
                                                                                    Discount   $ (1,930,222.00)
                                                                                               ---------------
                                                                             *Contract Total   $  3,615,129.00
                                                                                               ---------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.
These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping. AFS shall advance all  shipping  and  associated  costs and CUSTOMER agrees to  reimburse AFS  for  same. If CUSTOMER  desires insurance  coverage on the goods while in transit,  it must notify AFS in writing of  the amount of coverage required and agree to reimburse AFS for the costs or make arrangements  directly with the carrier.

***In order to minimize  costs,  AFS often  books  non-refundable  reservations.  CUSTOMER agrees to pay for the  cost  of any  reservations  lost or any rescheduling fees incurred due to a delay that is the result of
CUSTOMER'S request or fault.

Support                             (X) Yes, see section 4    ( ) No

St. Louis - Attachment 1                                                        $ 402,522.00
-------------------------------------------------                               ------------

Santa Ana - Attachment 2                                                        $   4,500.00
-------------------------------------------------                               ------------

Chicago - Attachment 3                                                          $   3,600.00
-------------------------------------------------                               ------------

Peoria - Attachment 4                                                           $          -
-------------------------------------------------                               ------------

Vallejo - Attachment 5                                                          $          -
-------------------------------------------------                               ------------

Houston - Attachment 6                                                          $   3,600.00
-------------------------------------------------                               ------------

                                                                        Annual Support Total    $   414,222.00
                                                                                                --------------

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                        Additional Terms and Conditions
--------------------------------------------------------------------------------

The following terms and conditions supersede any conflicting provisions in the AFS Customer Agreement with respect to the transactions described herein:

1. Section 4.1(e) of the Agreement is revised to read as follows and the following new 4.1(f) is added to read as follows:

"(e) AFS will provide CUSTOMER with the latest enhancements and corrections to the Software at a charge of Ten Dollars ($10.00) plus shipping, as they become generally available. CUSTOMER shall be responsible for any additional third-party software and/or hardware costs, onsite AFS support fees and any associated travel expenses with respect to any such enhancements and corrections and their installation. With respect to any additional third-party software that is recommended by AFS and is installed as part of the CUSTOMER solution, AFS will advise CUSTOMER when third-party software enhancements, corrections, or new releases are recommended or required for the AFS Software Solution.

(f) Provided CUSTOMER has a current support agreement in effect AFS will provide Thin Client and .Net to CUSTOMER, and the latest enhancements for Thin Client and .Net to the Software for the products the CUSTOMER has purchased as they become generally available pursuant to subsection (e) above."

2. Section 1.3 is deleted and replaced by the following:

"(a) Payment for the Licensed Software and any associated Equipment, implementation of the System and initial training shall be made as follows:
Thirty percent (30%) of all sites upon execution of this Agreement; thirty percent (30%) of each sites individual total upon shipment for that specific site; thirty percent (30%) of each sites individual total upon installation for that specfic site, which shall occur when the System has the ability to correctly run all diagnostic tests at the site; and the remaining ten percent (10%) for each upon CUSTOMER'S acceptance of the System at that site. Acceptance shall occur when the item is capable of substantially performing in all material respects according to the requirements of any Statement of Work or other mutually agreed acceptance criteria. Provided that the payments during calendar year 2004 shall in no event exceed the sum of $1.8 million dollars and any amount in excess thereof for calendar year 2004 shall be fully paid in January 2005.

(b) AFS shall invoice CUSTOMER for the AFS Software Support Service fees as per Schedule A. Support fees shall commence for each software product when that product is accepted. Acceptance shall occur when the item is capable of substantially performing in all material respects according to the requirements of any Statement of Work or other mutually agreed acceptance criteria.

(c) Any invoices for amounts due upon execution of this Agreement shall be due upon receipt. This Agreement is not effective until it is accepted by AFS and the amounts due upon execution of this Agreement are received by AFS. Payment to AFS for all other invoices submitted hereunder shall be due within 45 days after receipt of invoice.

(d) Pricing stated on Schedule A, unless expressly stated thereon, does not include charges for permitted taxes, shipping; nor does it include, CUSTOMER approved travel and living expenses or additional services. These charges shall be invoiced and paid in full within 45 days of receipt.

(e) Any additional services not covered by this Agreement must be agreed in writing by an officer of the CUSTOMER.

3. Section 1.2 (b), (c), (d) are deleted and replaced by the following:

"(b) The annual fee for the AFS Software support services shall be as set forth on Schedule A. It is agreed that the cost of telephone calls pursuant to Section 4 is the responsibility of the calling party. Support fees may be changed upon ninety (90) days written notice, but in no event increased more than once in any twelve (12)-month period and no more than five percent (5%) of the then current annual Support Services fee for any one increase.

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                        Additional Terms and Conditions
--------------------------------------------------------------------------------

(c) CUSTOMER agrees to reimburse AFS for all reasonable and necessary actual out-of pocket expenses, including, but not limited to, supplies, lodging, transportation and meals for each AFS representative, incurred by AFS personnel in the course of any travel necessary to their performance of any services to the benefit of and as approved by the Senior Vice President of Operations, or their designee, of the CUSTOMER.

(d) Any services not described herein that are performed by AFS at CUSTOMER'S written request will be charged to CUSTOMER at AFS' hourly software servicing rates then in effect.

4. Section 1.7 (b) is deleted and replaced by the following:

"(b) In the event any software supplied by AFS is in AFS' opinion likely to or does become the subject of such a suit or claim, AFS may procure for CUSTOMER the right to continue using such item, replace or modify such item with items of equal or superior functionality so that it becomes non-infringing, or remove such item from CUSTOMER'S site. In the event any item is held to constitute an infringement in such a suit or proceeding or its use is enjoined, AFS shall take one of the foregoing actions. In the event of the removal of Software, AFS shall refund to CUSTOMER all payments for the license or use of the software removed received from the CUSTOMER."

5. Section 1.12, is deleted and replaced by the following: "This Agreement shall be governed by, construed and enforced under, and subject to, the laws of the State of Missouri."

6. The last sentence of Section 1.15(b) is deleted and replaced by the following: "(b) No action, regardless of form, arising out of this Agreement may be brought more than two (2) calendar years after the cause of action has arisen."

7. Section 2.1 (g) is deleted and replaced by the following:

"(g) All changes, enhancements, updates, modifications and error corrections made to the Licensed Software by AFS will run on and with the CUSTOMER'S equipment, provided that CUSTOMER has installed all previously provided AFS changes, enhancements, updates, modifications and error corrections in the manner instructed by AFS. CUSTOMER'S sole remedy under this warranty is limited to the prompt correction by AFS of any program or documentation errors at no additional charge to CUSTOMER."

8. Notwithstanding any other terms herein, the licenses granted hereunder shall be on the basis of the volumes tiers attached hereto as Exhibit A, unless otherwise stated on this Schedule A.

9. The first sentence of Section 3.1(c) is modified as follows: "(c) Except for backup or archival purposes and 1 test system, the Software shall not be copied."

10. Section 3.2 (b) is deleted and replaced with the following: "(b) AFS shall not charge CUSTOMER any additional amount for the initial 6 paper copies and unlimited use of an electronic copy of the documentation provided herein. Updates will be provided at no additional cost."

11. Section 3.3 is deleted and replaced with the following:

"If indicated on Schedule A, training shall be conducted pursuant to this Section. AFS shall provide sufficient initial training of the CUSTOMER'S personnel and employees at up to six sites for the purpose of enabling them to understand and properly operate the System. Additionally, AFS shall provide sufficient initial training of two of CUSTOMER'S personnel, concurrently, designated as the System Administrator. The System Administrator training shall include but not be limited to system security, adding, deleting, authorizing users, communications, and hardware failure contingency processing. Initial training shall be provided at the AFS Academy or other agreed location, at the sole option of the CUSTOMER, with CUSTOMER to pay all its own travel expenses and training fees, if applicable. The dates of such training shall coincide with installation of the AFS software. If the training is conducted at a location other than the AFS Academy, CUSTOMER agrees to reimburse AFS for all reasonable, necessary actual out-of-pocket expenses, including, but not limited to,

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                         Additional Terms and Conditions
--------------------------------------------------------------------------------

supplies, lodging, transportation and meals incurred by AFS personnel in the course of any travel necessary for their performance of the above training as approved by CUSTOMER."

12. Section 3.4 (b) is modified as follows: "(b) CUSTOMER agrees to reimburse AFS for all reasonable and necessary actual out-of-pocket . . . "

13. Section 4.2 (a) is deleted and replaced with the following:

(a)  "The  parties   recognize  that  AFS  recommends   that  all   AFS-provided
enhancements, updates and modifications to Licensed Software be installed by CUSTOMER in the manner instructed by AFS within sixty (60) days from the date of receipt from AFS and that all error corrections to the Licensed Software be installed in the manner instructed by AFS within fourteen (14) days from the date of receipt from AFS. CUSTOMER has requested longer periods of time to take such actions. The parties agree that Section 4.2(a) be amended to read as follows: "CUSTOMER agrees to add all AFS-provided enhancements, updates and modifications to Licensed Software in the manner instructed by AFS within sixty
(60) days from the date of receipt from AFS and to add all error corrections to the Licensed Software in the manner instructed by AFS within fourteen (14) days from the date of receipt from AFS. CUSTOMER waives and agrees to hold AFS harmless from any damages, costs, fees or expenses arising from CUSTOMER electing to take a longer period of time to take any such actions than stated above."

14. Section 2(i) is an added as follows: "(i) Survival of Warranties: The terms contained in this Agreement shall survive the termination of this Agreement where the context implies that such was the intent of the parties."

15. Section 5 is added as follows:

"Section 5 - Miscellaneous

5.1 Advertising.
(a) AFS may not use the CUSTOMER'S name or refer to the CUSTOMER directly or indirectly in any advertisement, news release or release to any professional or trade publications without the CUSTOMER'S prior written approval."

5.2 Risk of Loss.
(b) CUSTOMER shall be responsible for protecting the System from risk of loss. In the event of such loss, the portion of the Software program(s) so lost, damaged or destroyed, shall be replaced by AFS upon written request at no cost to CUSTOMER. If CUSTOMER so desires re-installation support, this support will be chargeable at AFS' hourly software servicing rates then in effect.

5.3 AFS hereby represents, covenants and warrants that no payments, whether in the form of money, property, services, or any other forms of consideration, has been made or will be made by AFS or on behalf of AFS for direct or indirect benefit of any employee, officer, director or agent of the CUSTOMER, any subsidiaries or affiliates thereof the CUSTOMER whether in connection with, arising out of or in any way relating to the execution of this Agreement by the CUSTOMER or any instruments relating there to by the CUSTOMER.

5.4 Informal Dispute Resolution.

Any controversy or claim arising out of or relating to this Agreement, the breach thereof or the relationship of the parties ("Dispute") under this Agreement shall be resolved as follows:

(a) Upon written request of either party, both parties shall appoint a designated representative whose task it will be to meet for the purpose of endeavoring to resolve such Dispute.

(b) The designated representatives shall meet as often as the parties reasonably deem necessary to discuss the problem in an effort to resolve the Dispute without the necessity of any formal proceeding.

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                        Additional Terms and Conditions
--------------------------------------------------------------------------------

(c) Formal proceedings for the resolution of a Dispute may not be commenced until the earlier of:
a. The designated representatives concluding in good faith that amicable resolution through continued negotiation of the matter does not appear likely; or
b. The expiration of the 21 day period immediately following the initial request to negotiate the Dispute.

(d) Pending the outcome of the informal dispute process described in this Section, CUSTOMER shall hold in escrow any payments that are the subject matter of the Dispute in an interest bearing account, providing that all undisputed amounts shall be paid in full when due. Said amount(s) shall be released by CUSTOMER upon resolution of the Dispute in accordance with this Section. If the Dispute is submitted to arbitration, CUSTOMER shall continue to escrow any payments that are the subject matter of the Dispute and amounts that may become due and payable to AFS pending the arbitrators decision in the Dispute Resolution section herein.

5.5 Dispute Resolution.

AFS and CUSTOMER agree that if any dispute or controversy relating to this Agreement arises between them, they will exert all possible efforts to resolve and settle the dispute in accordance with Section 5.4. If AFS and CUSTOMER cannot reach a mutually agreeable settlement through conciliation or mediation within the time frame set forth in Section 5.4, they agree that any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the then existing Arbitration Rules of the American Arbitration Association (AAA), as modified herein.

Each demand for arbitration shall describe the claim and relief sought. Disputes will be heard and determined by a panel of three arbitrators chosen by AAA who each are experienced and knowledgeable in the practices generally of the data processing industry, and at least one of the arbitrators will be an attorney. The place of arbitration shall be St. Louis, Missouri or such other place as the parties may agree if AFS initiates arbitration and Oklahoma City, Oklahoma if CUSTOMER initiates arbitration.

Except as set forth below, judgment upon any award of the majority of the arbitrators shall be final, binding and conclusive and may be entered upon the motion of either party in any court having jurisdiction thereof or having jurisdiction over one or more of the parties or their assets. The award of the arbitrators may grant any relief that might be granted by a court of competent jurisdiction and shall be rendered within twenty (20) days from completion of the Hearing, which shall commence within 60 days from the initial request for arbitration. At the Hearing each party shall be afforded up to five (5) hours to present its case.. Either party, before or during any arbitration, may apply to a court of competent jurisdiction for equitable relief where such relief is necessary to protect its interests pending completion of the arbitration.

The costs and expenses of each arbitration hereunder and their apportionment between the parties will be determined by the arbitrators in their award or decision.

5.6 Non-Interference

AFS hereby warrants that it will not include any computer instructions or other items in any software whose purpose is to (1) permit unauthorized access; (2) disable hardware; (3) improperly disable or erase software; (4) improperly erase or alter data; or (5) perform any other action deleterious to the CUSTOMER or its customers.

5.7 Software Escrow Currency

The Software source code that is changed will be sent for update to the "Source Code Escrow Program" promptly with general release.

5.8 Software Availability and Frequency of Updates

AFS agrees to support the Software, including enhancements, new releases, and corrections, for at least 6 years. AFS agrees to provide updates to the Software at least 3 times during this period.

5.9 Customer Acceptance

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                         Additional Terms and Conditions
--------------------------------------------------------------------------------

Customer Acceptance of the AFS Software installation will be in writing and approved by the Executive Vice President and Director of Operations, the Senior Vice President of Operations or their designee.


16. The Project Management Team, including the PM, assigned to this project shall be sufficiently competent and capable of successfully performing their assignment hereunder and shall have this project as a first priority until completion.

17. Acceptance shall occur, on a per site basis, when the System at a site is capable of performing substantially in accordance with the requirements for the site of the mutually agreed Statement of Work (SOW). The SOW, when finally agreed, shall become a part of this Agreement.

18. AFS agrees to fully comply with the requirements of the Escalation Procedures as attached hereto as Exhibit B.

19. Parties agree to use their best efforts to develop and execute a mutually agreed statement of work on or before March 31, 2004 unless otherwise agreed by the parties. If the statement of work is not completed by such date, the parties agree that this agreement shall terminate and the parties shall have no further obligation to one another hereunder and all monies paid by CUSTOMER shall be returned.

20. Notwithstanding any other provisions herein, either party may terminate this Agreement by giving written notice of termination received by the other party on or before February 28, 2004. If the Agreement is so terminated, AFS shall promptly refund any funds received from CUSTOMER and the parties shall have no further obligations hereunder.

                                   SCHEDULE A
                            TO AFS CUSTOMER AGREEMENT

                                     Notices
--------------------------------------------------------------------------------


TO AFS:                                          TO LICENSEE:

Attn: Rod Kroutil, CFO                           Attn: Allen H. Blake
Advanced Financial Solutions, Inc.               First Banks, Inc.
1200 Sovereign Row                               600 James S. McDonnell Blvd.
Oklahoma City, OK 73108                          Hazelwood. MO  63042
Phone (405) 787-1800                             Phone: (314) 592-6601
Fax:  (405) 787-8833                             Fax:

                                     Escrow
--------------------------------------------------------------------------------

Escrow     [ ] Yes, we wish to enroll as a  Preferred Beneficiary in  the Source

               Code Escrow Program provided by DSI as  described in Section 3.6.

               We acknowledge the cost to our institution  is currently $650 per year  and  will  be  invoiced  by  and paid  directly to DSI.  By checking the box, we request AFS to forward an enrollment form to the person listed directly above.


           [ ] No, we do not wish to enroll in the Source Code Escrow Program at this time.


                     Tax Information and Signatures Required
--------------------------------------------------------------------------------

County and State where goods and/or services are to be provided:

--------------------------------------------------------------------------------

If CUSTOMER is non-taxable, please provide certificate number and state below and include copy of permit upon return of the contract:

--------------------------------------------------------------------------------

             "AFS"                                      "CUSTOMER"
ADVANCED FINANCIAL SOLUTIONS, INC.                  FIRST BANKS, INC.
-----------------------------------          -----------------------------------


By: /s/ Rodney L. Kroutil                    By:/s/ Terrance M. McCarthy
-----------------------------------          -----------------------------------
Print Name: Rodney L. Kroutil                Print Name: Terrance M. McCarthy
-----------------------------------          -----------------------------------
Title: Chief Financial Officer               Title: Chief Operating Officer
-----------------------------------          -----------------------------------
Date Accepted:  1-30-04                      Date: January 29, 2004
-----------------------------------          -----------------------------------

                           ATTACHMENT 1 TO SCHEDULE A
                               ST. LOUIS LOCATION
Item Name                                                                                                        Total Cost
---------------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)  (X)Yes           ( ) No

                                                                                      QTY
ImageVision 1, 2 and 3 Enterprise Volume License- up to
monthly volume of 8mm- $740,000 (per Exhibit A0                                        1        $ 520,000.00
------------------------------------------------------------------                  ------      ------------
ImageVision DREAM- 6-8million items per month (per Exhibit A)                          1        $  75,000.00
------------------------------------------------------------------                  ------      ------------

Fraud Control and Positve Pay Package (Fraud control includes the following filters: High Dollar, Special Watch, New Account
Large Deposit, Non-MICR, Serial Variance, Amount Variance,
Multiple Deposits, Kiting, NSF Screening)                                              1        $  85,000.00
------------------------------------------------------------------                  ------      ------------
TellerVision API                                                                       1        $  75,000.00
------------------------------------------------------------------                  ------      ------------
IV Signature Verification                                                              1        $  35,000.00
------------------------------------------------------------------                  ------       -----------
CMS Adjustments                                                                        1        $  75,000.00
------------------------------------------------------------------                  ------      ------------
Incoming Returns                                                                       1        $  90,000.00
------------------------------------------------------------------                  ------      ------------
Outgoing Returns                                                                       1        $  30,000.00
------------------------------------------------------------------                  ------      ------------
USDP-(Includes custom statement formatter, ad-hoc reprinting
from Depot, E-Statements)                                                              1        $ 100,000.00
------------------------------------------------------------------                  ------      ------------
CD/DVD Vision - CD Publishing, Up to 4 Writers                                         1        $  25,000.00
------------------------------------------------------------------                  ------      ------------
ImageVision Courier (enables Image Exchange directly from
IP system)                                                                             1        $  25,000.00
------------------------------------------------------------------                  ------      ------------
ImageVision Branch Capture                                                            150       $ 225,000.00
------------------------------------------------------------------                  ------      ------------
iBox (1-499 boxes)                                                                     1        $  30,000.00
------------------------------------------------------------------                  ------      ------------
ImageVision/Remittance - Dual Page Scanners All Types <100DPM                          2        $  10,000.00
------------------------------------------------------------------                  ------      ------------
ImageDepot, 50 Client License                                                          1        $  50,000.00
------------------------------------------------------------------                  ------      ------------
eVision, Check, 200 client license                                                     1        $  37,500.00
------------------------------------------------------------------                  ------      ------------
eVision Admin, 25 client license                                                       1        $  15,000.00
------------------------------------------------------------------                  ------      ------------
Home Banking API, 50 client license                                                    1        $  25,000.00
------------------------------------------------------------------                  ------      ------------
Audit Service, 250-500K average items per day                                          1        $  20,000.00
------------------------------------------------------------------                  ------      ------------
Depot Express, End User is Consumer/Corporation
(Unlimited client licenses)                                                            1        $   5,000.00
------------------------------------------------------------------                  ------      ------------
ScanStation, Per Scanner License - Scanner 41-80 ppm,
includes 15 indexing Station License                                                   2        $  30,000.00
------------------------------------------------------------------                  ------      ------------
Image Depot, file folder, 50 client licenses                                           1        $  50,000.00
------------------------------------------------------------------                  ------      ------------
eVision, Document, 100 client licenses                                                 1        $  50,000.00
------------------------------------------------------------------                  ------      ------------
COLD                                                                                   1        $  65,000.00
------------------------------------------------------------------                  ------      ------------

                                                                                       AFS Software Subtotal $ 1,747,500.00
                                                                                                             --------------



                           ATTACHMENT 1 TO SCHEDULE A
                               ST. LOUIS LOCATION

Item Name                                                                                                        Total Cost
---------------------------------------------------------------------------------------------------------------------------

Third Party Software                        (X)Yes            ( ) No

Mitek- 700 DPM Car License                                                             6        $ 640,000.00
----------------------------------------------------------------                    ------      ------------
CheckClear Endpoint Exchange Client Software                                           1        $  10,000.00
----------------------------------------------------------------                    ------      ------------

                                                                           Third Party Software Subtotal      $  650,000.00
                                                                                                              -------------

Equipment & Associated Software             (X) Yes see exhibit 1      ( ) No                                 $1,255,681.00
                                                                                                              -------------
Other                                       ( ) Yes                    (X) No

*Training                                   (X) Yes, see section 3.3   ( ) No

*Implementation/Testing                     (X) Yes, see section 3.4   ( ) No

AFS CAR/LAR Installation Fee                                                                    $  20,000.00
----------------------------------------------------------------                                ------------
ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                                $   3,200.00
----------------------------------------------------------------                                ------------
ImageDepot Administrator: 2 days required                                                       $   7,200.00
----------------------------------------------------------------                                ------------
ImageVision Operator Training (per day)                                                         $   2,000.00
----------------------------------------------------------------                                ------------
ImageDepot Client training (per day)                                                            $  12,000.00
----------------------------------------------------------------                                ------------
AFS Staging Services (Qty 40)                                                                   $  20,000.00
----------------------------------------------------------------                                ------------
ImageVision Installation and Training                                                           $ 125,000.00
----------------------------------------------------------------                                ------------
ImageDepot Installation and Training                                                            $  25,000.00
----------------------------------------------------------------                                ------------
eVision Installation and Training                                                               $  25,000.00
----------------------------------------------------------------                                ------------
Project Management Services                                                                     $ 100,000.00
----------------------------------------------------------------                                ------------
Fraud Prevention Implementation                                                                 $  15,000.00
----------------------------------------------------------------                                ------------
Adjustments Implementation                                                                      $  15,000.00
----------------------------------------------------------------                                ------------
Returns Implementation                                                                          $  30,000.00
----------------------------------------------------------------                                ------------
Statements Implementation                                                                       $  25,000.00
----------------------------------------------------------------                                ------------
ImageExchange Implementation                                                                    $   5,000.00
----------------------------------------------------------------                                ------------
Branch Capture Initial Implementation                                                           $  35,000.00
----------------------------------------------------------------                                ------------
Remittance Implementation                                                                       $  25,000.00
----------------------------------------------------------------                                ------------
Document/COLD Archive Implementation                                                            $  20,000.00
----------------------------------------------------------------                                ------------
Remittance Set-Up Services: includes Single Application
Set-Up,4 Extract, Standard Reports, Testing, On-Site
Installation                                                                                    $   7,500.00
----------------------------------------------------------------                                ------------



                           ATTACHMENT 1 TO SCHEDULE A
                               ST. LOUIS LOCATION

Item Name                                                                                                        Total Cost
---------------------------------------------------------------------------------------------------------------------------
On-Site Operations Training - 1 Weeks                                                           $   7,500.00
----------------------------------------------------------------                                ------------
Remittance System Project Management Services                                                   $  10,000.00
----------------------------------------------------------------                                ------------

                                                                                           Services Subtotal  $  534,400.00
                                                                                                              -------------

                                                                                       Contract Subtotal     $ 4,187,581.00
                                                                                                             --------------

                                                                                                 Discount    $(1,402,335.00)
                                                                                                             --------------

                                                                                          *Contract Total    $ 2,785,246.00
                                                                                                             --------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.
These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping. AFS shall advance all  shipping  and  associated  costs and CUSTOMER agrees to reimburse AFS  for  same.  If  CUSTOMER desires insurance  coverage on the goods while in transit,  it  must notify AFS in writing of the amount of coverage required and agree to reimburse AFS for the costs or make arrangements directly with the carrier.

***In order to minimize  costs,  AFS often  books  non-refundable  reservations.  CUSTOMER agrees to pay for the  cost  of  any  reservations lost or any rescheduling fees incurred due to a delay that is the result of
 CUSTOMER'S request or fault.



                           ATTACHMENT 1 TO SCHEDULE A
                               ST. LOUIS LOCATION

Item Name                                                                                                        Total Cost
---------------------------------------------------------------------------------------------------------------------------

Support                                     (X) Yes, see section 4     ( ) No

ImageVision 1, 2 and 3 Enterprise Volume License- up to
monthly volume of 8mm- $740,000                                                                  $ 93,600.00
-----------------------------------------------------------                                      -----------

ImageVision DREAM- 6-8million items per month                                                    $ 13,500.00
-----------------------------------------------------------                                      -----------
Fraud Control and Positve Pay Package (Fraud control
includes the following filters: High Dollar, Special
Watch, New Account Large Deposit, Non-MICR, Serial
Variance, Amount Variance, Multiple Deposits, Kiting,
NSF Screening)                                                                                   $ 15,300.00
-----------------------------------------------------------                                      -----------
TellerVision API                                                                                 $ 13,500.00
-----------------------------------------------------------                                      -----------
IV Signature Verification                                                                        $  6,300.00
-----------------------------------------------------------                                      -----------
CMS Adjustments                                                                                  $ 13,500.00
-----------------------------------------------------------                                      -----------
Incoming Returns                                                                                 $ 16,200.00
-----------------------------------------------------------                                      -----------
Outgoing Returns                                                                                 $  5,400.00
-----------------------------------------------------------                                      -----------
USDP-(Includes custom statement formatter, ad-hoc
reprinting from Depot, E-Statements)                                                             $ 18,000.00
-----------------------------------------------------------                                      -----------
CD/DVD Vision - CD Publishing, Up to 4 Writers                                                   $  4,500.00
-----------------------------------------------------------                                      -----------
ImageVision Courier (enables Image Exchange directly from
IP system)                                                                                       $  4,500.00
-----------------------------------------------------------                                      -----------
ImageVision Branch Capture                                                                       $ 40,500.00
-----------------------------------------------------------                                      -----------
iBox (1-499 boxes)                                                                               $  5,400.00
-----------------------------------------------------------                                      -----------
ImageVision/Remittance - Dual Page Scanners
All Types <100DPM                                                                                $  1,800.00
-----------------------------------------------------------                                      -----------
ImageDepot, 50 Client License                                                                    $  9,000.00
-----------------------------------------------------------                                      -----------
eVision, Check, 200 client license                                                               $  6,750.00
-----------------------------------------------------------                                      -----------
eVision Admin, 25 client license                                                                 $  2,700.00
-----------------------------------------------------------                                      -----------
Home Banking API, 50 client license                                                              $  4,500.00
-----------------------------------------------------------                                      -----------
Audit Service, 250-500K average items per day                                                    $  3,600.00
-----------------------------------------------------------                                      -----------
ScanStation, Per Scanner License - Scanner 41-80 ppm,
includes 15 indexing Station License                                                             $  5,400.00
-----------------------------------------------------------                                      -----------
Image Depot, file folder, 50 client licenses                                                     $  9,000.00
-----------------------------------------------------------                                      -----------
eVision, Document, 100 client licenses                                                           $  9,000.00
-----------------------------------------------------------                                      -----------
COLD                                                                                             $ 11,700.00
-----------------------------------------------------------                                      -----------
Mitek- 700 DPM Car License                                                                       $ 87,072.00
-----------------------------------------------------------                                      -----------
CheckClear Endpoint Exchange Client Software                                                     $  1,800.00
-----------------------------------------------------------                                      -----------

                                                                                        Annual Support Total $   402,522.00
                                                                                                             --------------


                                      Exhibit 1 - St. Louis

                                        Description                                    Qty          Price
-------------------------------------------------------------------------------------------------------------------
                                     PC's and Servers
--------------------------------------------------------------------------------

Sorter Controller, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor                   3     Customer Furnished
Speedfirst Interface Hardware kit, 2 X 10/100 Network Cards, 2 X 25
foot Crossover Cable                                                                     3                   $474
Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz
Processor, 256MB RAM, 40GB Hard Drive, Windows 2000 Professional,
17 inch Monitor, Headset                                                                 8      Customer Furnished
Application Server, Dell PowerEdge 2650 Server (Rack Mount), Dual
Xeon 2.4GHz Processors, 1GB RAM, 2X18GB Hard Drives Mirrored, Windows
2000 Server                                                                              1      Customer Furnished
DMZ Server,Dell PowerEdge 2650 Server (Rack Mount), Single Xeon 2.4GHz
Processor, 1GB RAM, 2X18GB Hard Drives Mirrored, Windows 2000 Server                     1      Customer Furnished
Vision Storage Unit, Dell Poweredge 2600 Server (Rack), Dual Xeon 2.4GHz
Processors, 2GB RAM, 2X18GB Hard Drives Mirrored, Windows 2000 Server                    1      Customer Furnished
Vision Storage Unit, Dell Poweredge 2600 Server (Rack), Dual Xeon 2.4GHz
Processors, 2GB RAM, 2X18GB Hard Drives Mirrored, Windows 2000 Server
(test server)                                                                            1      Customer Furnished
Image Capture Unit, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Rack
w/ 8-Port Power Strip, 4-Port KVM Switchbox and cables                                   3      Customer Furnished
Database Server, Dell PowerEdge 2600 Server (Rack), Dual Xeon 2.4GHz processors,
2GB RAM, 2X18GB Hard Drives (Mirrored), 3X73GB Hard Drives (RAID 5), Windows
2000 Server                                                                              1      Customer Furnished
Dell Poweredge 4210, 7' Equipment Rack w/ side panel kit, keyboard/
mouse drawer w/ keyboard, stabilizing feet, monitor/utility shelf w/17"Monitor,
Switchbox & Cables, Power Strip                                                          2      Customer Furnished
Dell PC Anywhere Gateway PC: Optiplex GX-260 (Small Desktop) Pentium 4 2.4GHz
Processor, 256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch
Monitor, Multitech modem, modem cable, (1) PC Anywhere host/remote license               1      Customer Furnished

Fraud
-----
Fraud Filter Server, Dell Poweredge 2600 Server (Rack Mount), Dual Xeon 2.4GHz
processors, 2GB RAM, 18GB OS Drives, 36GB Cache Drive, Windows 2000 Server, DDS4
Tape Drive, SQL Server Software                                                          1      Customer Furnished

Branch Capture
--------------
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, 3COM adapter card                                                     150                $606,600
Branch Capture PC, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor                 150      Customer Furnished

ImageExchange
-------------
Dell Poweredge 2600 rack mount server, Xeon 2.4GHZ single processor, 1GB, 2 x
73GB drives mirrored (RAID 1), Windows Server 2003, Dual on-board NIC's, no
keyboard/mouse, 3 year on-site warranty                                                  1      Customer Furnished
Dell GX270 mini-tower, Xeon-2.4GHZ , 256MB, 40GB hard drive, Windows 200
Professional, 10/100 NIC keyboard, mouse, 3 year on-site warranty                        1      Customer Furnished

Statements
----------
Network Print Server - 1 to 3 Printers, Dell Optiplex GX-260 (Mini Tower),
Pentium 4 2.4GHz Processor, 512MB RAM, 40GB Hard Drive, Windows 2000
Professional, 17 inch Monitor, 18GB Cache Drive, SCSI Card & Cable                       1      Customer Furnished
Reprint Server - Dell Poweredge 1750 Server (Rack Mount), Xeon 2.4GHz
Processor, 1GB RAM, 2X73GB Hard Drives (Mirrored), 73GB Cache Drive, Windows
2000 Server                                                                              1      Customer Furnished



                              Exhibit 1 - St. Louis


                                   Description                                          Qty            Price
------------------------------------------------------------------------------------------------------------------
                                     Storage
--------------------------------------------------------------------------------

Storage and back-up solution provided by customer

Rimage Perfect Image Producer Autostar II DVD/CD Publishing System w/4 Writers,
includes Control Center and Printer                                                      1                 $36,995

                              Additional Components
--------------------------------------------------------------------------------

PC Anywhere Remote License version 10.5 - need 1 license per PC / server                26      Customer Furnished

Catalyst 2950G 48-port 10/100 Switch with 2 Gigabit Ports                                1      Customer Furnished

Microsoft SQL Server 2000 - Open License - Per Processor                                 2      Customer Furnished
Microsoft SQL Server 2000 - Open License - Media Pack                                    1      Customer Furnished

                              AFS Support Services
--------------------------------------------------------------------------------

Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, Norton Ghost back-up software (25 user), 80 GB Snap Server                        1                  $1,692

                                    Scanners
--------------------------------------------------------------------------------
Check
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse,
CCITT/JPEG dual image, 3COM adapter card                                                 2                  $8,088

Remittance Check and Coupon scanners
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse,
CCITT/JPEG dual image, OCR Reader, 3COM adapter card                                     3                 $12,918

Remittance Document scanners
Bell & Howell 2020 duplex flatbed scanner: 76PPM, up to 400dpi, Kofax
adrenaline video accel board, Kofax SCSI cable                                           2                 $22,072


                                Document Scanners
--------------------------------------------------------------------------------

Scan Station PC, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset          2      Customer Furnished

Bell & Howell 8080D duplex scanner: 80PPM, 200/400dpi scaleable, Kofax
adrenaline video processing accelerator board, Kofax 8000 series video cable             2                 $43,232


                           E-Series Transport 1150 DPM
--------------------------------------------------------------------------------

Dual image w/IQA - mixed bitonal/grayscale                                               3                $337,050
700 DPM encoder - E13B                                                                   2                $162,920
Speedfirst - Windows NT Field Upgrade                                                    3                 $23,640



                              Exhibit 1 - St. Louis

                                  Description                                          Qty                Price
------------------------------------------------------------------------------------------------------------------
                           Courtesy Amount Recognition
--------------------------------------------------------------------------------

Dell Dual Processor CAR PC, Dell Precision 450 (Desktop), Dual Xeon 2.4GHz
w/512 MB, 100TX, Windows 2000 Professional, 40GB Hard Drive                              8      Customer Furnished
Dell Rackshelf                                                                           4      Customer Furnished
Dell Poweredge 4210, 7' Equipment Rack w/ side
panel kit, keyboard/mouse drawer w/ keyboard, stabilizing feet, monitor/utility
shelf w/17"Monitor, Switchbox & Cables, Power Strip                                      2      Customer Furnished
                                                                                                ------------------
                                                                  Exhibit 1 - St. Louis Total           $1,255,681

Plus applicable freight, taxes and transport installation.

Note: AFS provides support for AFS software products only. Third party support costs are estimates only. Actual support costs will be determined by the third party provider(s) based on CUSTOMER's location and the coverage desired.


                           ATTACHMENT 2 TO SCHEDULE A
                               SANTA ANA LOCATION

                                  ImageVisionTM

Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)  (X) Yes  ( ) No

                                                                                QTY

iBox (1-499 boxes) additional site license                                       1       $15,000.00
-------------------------------------------------------------------           -----      ----------
ImageVision/Remittance - Additional Page Scanner All Types <100DPM               2       $10,000.00
-------------------------------------------------------------------           -----      ----------

                                                                             AFS Software Subtotal   $   25,000.00
                                                                                                     -------------
Third Party Software                         ( ) Yes                   (X) No

Equipment & Associated Software              (X) Yes, see exhibit 2    ( ) No                        $  448,466.00
                                                                                                     -------------
Other                                        ( ) Yes                   (X) No

*Training                                    (X) Yes, see section 3.3  ( ) No

*Implementation/Testing                      (X) Yes, see section 3.4  ( ) No

Remittance Set-Up Services: includes Single Application Set-Up,4
Extract, Standard Reports, Testing, On-Site Installation                                 $ 7,500.00
-------------------------------------------------------------------                      ----------
On-Site Operations Training - 1 Weeks                                                    $ 7,500.00
-------------------------------------------------------------------                      ----------
Remittance System Project Management Services                                            $10,000.00
-------------------------------------------------------------------                      ----------
AFS Staging Services (Qty 15)                                                            $ 7,500.00
-------------------------------------------------------------------                      ----------
ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                         $ 3,200.00
-------------------------------------------------------------------                      ----------
ImageVision Operator Training (per day)                                                  $ 2,000.00
-------------------------------------------------------------------                      ----------

                                                                                  Services Subtotal   $  37,700.00
                                                                                                      ------------
                                                                                  Contract Subtotal   $ 511,166.00
                                                                                                      ------------
                                                                                           Discount   $(206,669.00)
                                                                                                      ------------
                                                                                    *Contract Total   $ 304,497.00
                                                                                                      ------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.  These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping.  AFS shall  advance all shipping  and  associated  costs and CUSTOMER agrees to  reimburse  AFS  for  same.  If CUSTOMER desires insurance coverage on the goods while in transit,  it  must  notify  AFS  in  writing of the amount of coverage required and agree to reimburse AFS for the costs or make arrangements  directly with the carrier.

***In order to minimize  costs,  AFS often  books non-refundable reservations. CUSTOMER agrees to pay for the cost of any reservations lost or any rescheduling fees incurred due to a delay that is the result of CUSTOMER'S request or fault.



                           ATTACHMENT 2 TO SCHEDULE A
                               SANTA ANA LOCATION

Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

Support                             (X) Yes, see section 4     ( ) No

iBox (1-499 boxes) additional site license                                               $ 2,700.00
-------------------------------------------------------------------                      ----------
ImageVision/Remittance - Additional Page Scanner All Types
<100DPM                                                                                  $ 1,800.00
-------------------------------------------------------------------                      ----------

                                                                               Annual Support Total    $  4,500.00
                                                                                                       -----------




                              Exhibit 2 - Santa Ana

                                   Description                                         Qty           Price
------------------------------------------------------------------------------------------------------------------
                                PC's and Servers
--------------------------------------------------------------------------------

Sorter Controller, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive,  Windows 2000 Professional, 17 inch Monitor                 2       Customer Furnished
Speedfirst Interface Hardware kit, 2 X 10/100 Network Cards, 2 X 25 foot
Crossover Cable                                                                         2                     $316
Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset         8       Customer Furnished
Vision Storage Unit, Dell Poweredge 2600 Server (Rack), Dual Xeon 2.4GHz
Processors, 2GB RAM, 2X18GB Hard Drives Mirrored, Windows 2000 Server
(Hot-Swappable Server and testing Server)                                               1       Customer Furnished
Image Capture Unit, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Rack w/
8-Port Power Strip, 4-Port KVM Switchbox and cables                                     2       Customer Furnished
Dell Poweredge 4210, 7' Equipment Rack w/ side panel kit, keyboard/mouse drawer w/keyboard, stabilizing feet, monitor/utility shelf w/17"Monitor,
Switchbox & Cables, Power Strip                                                         1       Customer Furnished
Dell PC Anywhere Gateway PC: Optiplex GX-260 (Small Desktop) Pentium 4 2.4GHz
Processor,256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch
Monitor, Multitech modem, modem cable, (1) PC Anywhere host/remote license              1       Customer Furnished

Statements
----------
Network Print Server - 1 to 3 Printers, Dell Optiplex GX-260 (Mini Tower),
Pentium 4 2.4GHz Processor, 512MB RAM, 40GB Hard Drive, Windows 2000
Professional, 17 inch Monitor, 18GB Cache Drive, SCSI Card & Cable                      1       Customer Furnished

                                     Storage
--------------------------------------------------------------------------------

Storage and back-up solution provided by customer

                              Additional Components
--------------------------------------------------------------------------------

PC Anywhere Remote License version 10.5 - need 1 license per PC / server               16       Customer Furnished

Catalyst 2950G 48-port 10/100 Switch with 2 Gigabit Ports                               1       Customer Furnished

                               AFS Support Services
--------------------------------------------------------------------------------

Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, Norton Ghost back-up software (25 user), 80 GB Snap Server                       1                   $1,692

                                    Scanners
--------------------------------------------------------------------------------
Check
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse,
CCITT/JPEG dual image, 3COM adapter card                                                2                   $8,088

Remittance Check and Coupon scanners
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse,
CCITT/JPEG dual image, OCR Reader, 3COM adapter card                                    3                  $12,918

Remittance Document scanners
Bell & Howell 2020 duplex flatbed scanner: 76PPM, up to 400dpi, Kofax
adrenaline video accel board, Kofax SCSI cable                                          2                  $22,072




                              Exhibit 2 - Santa Ana

                                  Description                                          Qty               Price
------------------------------------------------------------------------------------------------------------------

                           E-Series Transport 1150 DPM
--------------------------------------------------------------------------------
Dual image w/IQA - mixed bitonal/grayscale                                              2                 $224,700
700 DPM encoder - E13B                                                                  2                 $162,920
Speedfirst - Windows NT Field Upgrade                                                   2                  $15,760

                                                                                                      ------------
                                                                  Exhibit 2 - Santa Ana Total             $448,466

Plus applicable freight, taxes and transport installation.

Note: AFS provides  support for AFS software  products only. Third party support costs are estimates  only.  Actual support costs will be determined by the third party provider(s) based  on  CUSTOMER's  location  and  the  coverage desired.



                           ATTACHMENT 3 TO SCHEDULE A
                                CHICAGO LOCATION

                                  ImageVisionTM
Item Name                                                                                                        Total Cost
---------------------------------------------------------------------------------------------------------------------------

A Software (includes any manuals, specifications and documentation)     (X) Yes    ( ) No

                                                                                     QTY
iBox (1-499 boxes) additional site license                                            1       $15,000.00
-------------------------------------------------------------------                 -----     ----------
ImageVision/Remittance - Additional Page Scanner All Types <100DPM                    1       $ 5,000.00
-------------------------------------------------------------------                 -----     ----------
                                                                                    AFS Software Subtotal      $  20,000.00
                                                                                                               ------------

Third Party Software                         ( ) Yes                   (X) No

Equipment & Associated Software              (X) Yes, see exhibit 3    ( ) No                                  $ 137,127.00
                                                                                                               ------------
Other                                        ( ) Yes                   (X) No

*Training                                    (X) Yes, see section 3.3  ( ) No

*Implementation/Testing                      (X) Yes, see section 3.4  ( ) No

Remittance Set-Up Services: includes Single Application Set-Up,4
Extract, Standard Reports, Testing, On-Site Installation                                       $7,500.00
-------------------------------------------------------------------                          -----------
On-Site Operations Training - 1 Weeks                                                          $7,500.00
-------------------------------------------------------------------                          -----------
Remittance System Project Management Services                                                 $10,000.00
-------------------------------------------------------------------                          -----------
AFS Staging Services (Qty 5)                                                                   $2,500.00
-------------------------------------------------------------------                          -----------
ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                               $3,200.00
-------------------------------------------------------------------                          -----------
ImageVision Operator Training (per day)                                                        $2,000.00
-------------------------------------------------------------------                          -----------

                                                                                       Services Subtotal         $32,700.00
                                                                                                               ------------
                                                                                       Contract Subtotal        $189,827.00
                                                                                                               ------------
                                                                                                Discount        $(52,726.00)
                                                                                                               ------------
                                                                                         *Contract Total        $137,101.00
                                                                                                               ------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.  These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping.  AFS shall  advance all  shipping and  associated  costs and CUSTOMER agrees to reimburse AFS for same.  If CUSTOMER  desires insurance  coverage on the goods while in transit,  it must notify AFS in writing of the amount of coverage required and agree to reimburse AFS for the costs or make arrangements  directly with the carrier.

***In order to minimize  costs,  AFS often  books  non-refundable  reservations. CUSTOMER agrees to pay for the cost of any reservations lost or any rescheduling fees incurred due to a delay that is the result of CUSTOMER'S request or fault.

                                               ATTACHMENT 3 TO SCHEDULE A
                                                    CHICAGO LOCATION

Item Name                                                                                                  Total Cost
---------------------------------------------------------------------------------------------------------------------

Support                             (X) Yes, see section 4    ( ) No

iBox (1-499 boxes) additional site license                                                     $2,700.00
-------------------------------------------------------------------                           ----------
ImageVision/Remittance - Additional Page Scanner All Types <100DPM                               $900.00
-------------------------------------------------------------------                           ----------

                                                                                    Annual Support Total $   3,600.00
                                                                                                         ------------



                                              Exhibit 3 - Chicago

                                                  Description                        Qty             Price
------------------------------------------------------------------------------------------------------------------

                                PC's and Servers
--------------------------------------------------------------------------------

Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset       3         Customer Furnished


Image Capture Unit/VSU, Dell Optiplex GX-260 (Desktop), Pentium 256MB RAM,
2 x 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Rack w/ 8-Port
Power Strip, 4-Port KVM Switchbox and cables                                          1         Customer Furnished

                              Additional Components
--------------------------------------------------------------------------------
PC Anywhere Remote License version 10.5 - need 1 license per PC / server              6         Customer Furnished

Catalyst 2950 24-Port 10/100 Switch                                                   1         Customer Furnished

                                     Storage
--------------------------------------------------------------------------------
Storage and back-up solution provided by customer

                              AFS Support Services
--------------------------------------------------------------------------------
Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, Norton Ghost back-up software (25 user), 80 GB Snap Server                     1                     $1,692

                                      Scanners
--------------------------------------------------------------------------------
Check
-----
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, 3COM adapter card                                                    2                     $8,088

Remittance Check and Coupon scanners
------------------------------------
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, OCR Reader, 3COM adapter card                                        1                     $4,306

Remittance Document scanners
----------------------------
Bell & Howell 2020 duplex flatbed scanner: 76PPM, up to 400dpi, Kofax
adrenaline video accel board, Kofax SCSI cable                                        1                    $11,036

                                   Unisys NDP 300
--------------------------------------------------------------------------------
NDP300-SSA addt'l 12 pocket stacker                                                   1                     $6,595
NDP300-IQM Image Quality Monitor software                                             1                       $995
NDP300-JPE 100DPI JPEG compression                                                    2                    $13,990
NDP300-PC3 Separate Track PC                                                          1                     $2,815
NDP300-IR Image Remittance Package, Includes: NDP300-B Console, NDP300-NPO No
Printer Option, NDP300-2FB Secondary Feeder, NDP300-RMN Rear MJE Endorser with
No Stamp, NDP300-EME E13B MICR Encoder, NDP300-SSE 12 Pockets Stacker;
NDP300-C20 Front Rear Camera, (2) NDP300-CCI CCITT Compression, NDP300-IML
Image Module with Cabinet, NDP300-FDA E13B & Dual Line OCR Reader, NDP17-MC1
17" monitor, NDP300-ICS ICS System Software, NDP300-SCH Standard Capacity
Feeder, NDP300-TCP TCP PCBA, NDP300-TNT Common API Software, NDP600-VHT
Medium Speed Video, NDP9999-IC5 Image Capture Workstation, NDP9999-INT Image
PC Interface, NDP9999-CP2 Windows 2000 Doc SW, NDP9999-TP2 Windows 2000 Doc
SW                                                                                    1                    $87,610
                                                                                                ------------------
                                                                  Exhibit 3 - Chicago Total               $137,127

Plus applicable freight, taxes and transport installation.

Note: AFS provides support for AFS software products only. Third party support costs are estimates only. Actual support costs will be determined by the third party provider(s) based on CUSTOMER's location and the coverage desired.



                           ATTACHMENT 4 TO SCHEDULE A
                                 PEORIA LOCATION

                                  ImageVisionTM
Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)  ( ) Yes          (X) No

Third Party Software                             ( ) Yes                   (X) No

Equipment & Associated Software                  (X) Yes, see exhibit 4    ( ) No                   $   190,288.00
                                                                                                    --------------

Other                                            ( ) Yes                   (X) No

*Training                                        (X)Yes, see section 3.3   ( ) No

*Implementation/Testing                          (X) Yes, see section 3.4  ( ) No

ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                      $   3,200.00
-------------------------------------------------------------                         ------------

ImageVision Operator Training (per day)                                               $   2,000.00
-------------------------------------------------------------                         ------------

AFS Staging Services (5)                                                              $   2,500.00
-------------------------------------------------------------                         ------------
                                                                                 Services Subtotal  $     7,700.00
                                                                                                      ------------

                                                                                 Contract Subtotal  $   197,988.00
                                                                                                    --------------

                                                                                          Discount  $   (82,730.00)
                                                                                                    --------------

                                                                                   *Contract Total  $   115,258.00
                                                                                                    --------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.  These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping.  AFS shall  advance all shipping  and  associated  costs and CUSTOMER agrees to  reimburse  AFS  for  same. If  CUSTOMER desires insurance coverage on the goods while in transit, it must notify AFS in writing of the amount of coverage required and agree to reimburse AFS for the costs or make arrangements  directly with the carrier.

***In order to minimize  costs,  AFS often  books non-refundable reservations. CUSTOMER agrees to pay for the cost of any reservations lost or any rescheduling fees incurred due to a delay that is the result of CUSTOMER'S request or fault.

Support                             ( ) Yes, see section 4    (X) No




                               Exhibit 4 - Peoria

                              Description                                            Qty              Price
==================================================================================================================

                                PC's and Servers
--------------------------------------------------------------------------------

Sorter Controller, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor                1         Customer Furnished
Speedfirst Interface Hardware kit, 2 X 10/100 Network Cards, 2 X 25 foot
Crossover Cable                                                                       1                       $158
Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MBRAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset        3         Customer Furnished
Image Capture Unit/VSU, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz
Processor, 256MB RAM, 2 x 40GB Hard Drive, Windows 2000 Professional, 17 inch
Monitor, Rack w/ 8-Port Power Strip, 4-Port KVM Switchbox and cables                  1         Customer Furnished

                                     Storage
--------------------------------------------------------------------------------

Storage and back-up solution provided by customer

                              Additional Components
--------------------------------------------------------------------------------

PC Anywhere Remote License version 10.5 - need 1 license per PC / server              6         Customer Furnished

Catalyst 2950 24-Port 10/100 Switch                                                   1         Customer Furnished

                              AFS Support Services
--------------------------------------------------------------------------------

Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, Norton Ghost back-up software (25 user), 80 GB Snap Server                     1                     $1,692

                                    Scanners
--------------------------------------------------------------------------------
Check
-----
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, 3COM adapter card                                                    2                     $8,088

                           E-Series Transport 800 DPM
--------------------------------------------------------------------------------

Dual image w/IQA - mixed bitonal/grayscale                                            1                    $91,010
700 DPM encoder - E13B                                                                1                    $81,460
Speedfirst - Windows NT Field Upgrade                                                 1                     $7,880
                                                                                                ------------------
                                                                     Exhibit 4 - Peoria Total             $190,288

Plus applicable freight, taxes and transport installation.

Note: AFS provides  support for AFS software  products only. Third party support costs are estimates  only.
Actual support costs will be determined by the third party provider(s) based on CUSTOMER's location and the coverage desired.



                           ATTACHMENT 5 TO SCHEDULE A
                                VALLEJO LOCATION

                                  ImageVisionTM
Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)           (X) Yes ( ) No

Third Party Software                           ( ) Yes                  (X) No

Equipment & Associated Software                (X) Yes, see exhibit 5   ( ) No                         $191,759.00
                                                                                                     -------------

Other                                          ( ) Yes                  (X) No

*Training                                      (X) Yes, see section 3.3 ( ) No

*Implementation/Testing                        (X) Yes, see section 3.4 ( ) No

ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                       $   3,200.00
------------------------------------------------------------                           ------------

ImageVision Operator Training (per day)                                                $   2,000.00
------------------------------------------------------------                           ------------

AFS Staging Services (Qty 5)                                                           $   2,500.00
------------------------------------------------------------                           ------------

                                                                                  Services Subtotal $     7,700.00
                                                                                                    --------------

                                                                                  Contract Subtotal $   199,459.00
                                                                                                    --------------

                                                                                           Discount $   (83,097.00)
                                                                                                    --------------

                                                                                    *Contract Total $   116,362.00
                                                                                                    --------------

*This contract price does not include travel & living  expenses,  transportation and any  applicable  taxes.
These expenses will be billed at actual cost unless otherwise agreed.

**Shipping:  All risk of loss passes to CUSTOMER  when goods are FOB at point of shipping. AFS shall advance all  shipping  and  associated  costs and CUSTOMER agrees to reimburse AFS for  same.  If  CUSTOMER  desires insurance  coverage on the goods while in transit,  it must  notify AFS in writing of the amount of coverage required and agree to reimburse AFS for the costs or make arrangements  directly with the carrier.

***In order to minimize  costs,  AFS often  books  non-refundable  reservations. CUSTOMER agrees to  pay for the cost of any reservations lost or any rescheduling fees incurred due to a delay  that is  the  result  of
CUSTOMER'S request or fault.

Support                                        ( ) Yes, see section 4  (X) No




                               Exhibit 5 - Vallejo

                                  Description                                        Qty              Price
==================================================================================================================

                                PC's and Servers
--------------------------------------------------------------------------------
Sorter Controller, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor                1         Customer furnished
Speedfirst Interface Hardware kit, 2 X 10/100 Network Cards, 2 X 25 foot
Crossover Cable                                                                       1                       $158
Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset       3         Customer furnished
Image Capture Unit/VSU, Dell OptiplexGX-260 (Desktop), Pentium 4 2.4GHz
Processor, 256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch
Monitor, Rack w/ 8-Port Power Strip, 4-Port KVM Switchbox and cables                  1         Customer furnished

                                     Storage
--------------------------------------------------------------------------------

Storage and back-up solution provided by customer

                              Additional Components
--------------------------------------------------------------------------------

PC Anywhere Remote License version 10.5 - need 1 license per PC / server              6                       $654

Catalyst 2950 24-Port 10/100 Switch                                                   1                       $817

                              AFS Support Services
--------------------------------------------------------------------------------

Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, Norton Ghost back-up software (25 user), 80 GB Snap Server                     1                     $1,692

                                    Scanners
--------------------------------------------------------------------------------
Check
-----
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse,
CCITT/JPEG dual image, 3COM adapter card                                              2                     $8,088

                           E-Series Transport 800 DPM
--------------------------------------------------------------------------------

Dual image w/IQA - mixed bitonal/grayscale                                            1                    $91,010
700 DPM encoder - E13B                                                                1                    $81,460
Speedfirst - Windows NT Field Upgrade                                                 1                     $7,880
                                                                                                ------------------
                                                                      Exhibit 5 - Vallejo Total           $191,759


Plus applicable freight, taxes and transport installation.

Note: AFS provides  support for AFS software  products only. Third party support costs are estimates only.  Actual support  costs  will  be  determined by  the third party provider(s) based on CUSTOMER's location and the coverage desired.


                           ATTACHMENT 6 TO SCHEDULE A
                                HOUSTON LOCATION

                                  ImageVisionTM

Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

AFS Software (includes any manuals, specifications and documentation)  (X) Yes   ( ) No

                                                                                QTY

iBox (1-499 boxes) additional site license                                       1     $  15,000.00
------------------------------------------------------------------            -----    ------------
ImageVision/Remittance - Additional Page Scanner All Types
<100DPM                                                                          1     $   5,000.00
------------------------------------------------------------------            -----    ------------

                                                                              AFS Software Subtotal  $   20,000.00
                                                                                                     -------------

Third Party Software                           ( ) Yes                  (X) No

Equipment & Associated Software                (X)Yes, see exhibit 6    ( ) No                       $  205,630.00
                                                                                                     -------------
Other                                          ( ) Yes                  (X) No

*Training                                      (X) Yes, see section 3.3 ( ) No

*Implementation/Testing                        (X) Yes, see section 3.4 ( ) No

Remittance Set-Up Services: includes Single Application Set-Up, 4
Extract, Standard Reports, Testing, On-Site Installation                               $   7,500.00
--------------------------------------------------------------------                   ------------

On-Site Operations Training - 1 Week                                                   $   7,500.00
--------------------------------------------------------------------                   ------------

Remittance System Project Management Services                                          $  10,000.00
--------------------------------------------------------------------                   ------------

ImageVision Beginning System Administrator: 3 days required,
1/2 day optional                                                                       $   3,200.00
--------------------------------------------------------------------                   ------------

ImageVision Operator Training (per day)                                                $   2,000.00
--------------------------------------------------------------------                   ------------

AFS Staging Services (Qty 7)                                                           $   3,500.00
--------------------------------------------------------------------                   ------------

                                                                                  Services Subtotal  $   33,700.00
                                                                                                     -------------

                                                                                  Contract Subtotal  $  259,330.00
                                                                                                     -------------

                                                                                           Discount  $ (102,665.00)
                                                                                                     -------------

                                                                                    *Contract Total  $  156,665.00
                                                                                                     -------------

*This contract price does not include travel & living expenses, transportation and any applicable taxes.  These expenses will be billed at actual cost unless otherwise agreed.

**Shipping: All risk of loss passes to CUSTOMER when goods are FOB at point of shipping. AFS shall advance  all shipping and associated costs and CUSTOMER agrees to reimburse AFS  for  same.  If CUSTOMER  desires  insurance coverage on the goods while in transit, it must notify AFS in writing of the  amount  of  coverage required and agree to reimburse AFS for the costs or make arrangements directly with the carrier.

***In order to minimize costs, AFS often books non-refundable reservations. CUSTOMER agrees to pay for the cost of any reservations lost or any rescheduling fees incurred due to a delay that is the result of CUSTOMER'S request or fault.


                                         ATTACHMENT 6 TO SCHEDULE A
                                              HOUSTON LOCATION


Item Name                                                                                               Total Cost
------------------------------------------------------------------------------------------------------------------

Support                                        (X) Yes, see section 4  ( ) No

iBox (1-499 boxes) additional site license                                             $   2,700.00
--------------------------------------------------------------                         ------------
ImageVision/Remittance - Additional Page Scanner All Types
<100DPM                                                                                $     900.00
--------------------------------------------------------------                         ------------

                                                                               Annual Support Total  $    3,600.00
                                                                                                     -------------



                                Exhibit 6 Houston

                                  Description                                            Qty            Price
==================================================================================================================

                                PC's and Servers
--------------------------------------------------------------------------------

Sorter Controller, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor                     1    Customer Furnished
Speedfirst Interface Hardware kit, 2 X 10/100 Network Cards, 2 X 25 foot
Crossover Cable                                                                            1                  $158
Workstation, Dell Optiplex GX-260 (Mini Tower), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Headset            3    Customer Furnished
Vision Storage Unit, Dell Poweredge 2600 Server (Rack), Dual Xeon 2.4GHz
Processors, 2GB RAM, 2X18GB Hard Drives Mirrored, Windows 2000 Server                      1    Customer Furnished

Image Capture Unit, Dell Optiplex GX-260 (Desktop), Pentium 4 2.4GHz Processor,
256MB RAM, 40GB Hard Drive, Windows 2000 Professional, 17 inch Monitor, Rack w/
8-Port Power Strip, 4-Port KVM Switchbox and cables                                        1    Customer Furnished

Network Print Server - 1 to 3 Printers, Dell Optiplex GX-260 (Mini Tower),
Pentium 4 2.4GHz Processor, 512MB RAM, 40GB Hard Drive, Windows 2000
Professional, 17 inch Monitor, 18GB Cache Drive, SCSI Card & Cable                         1    Customer Furnished

                                     Storage
--------------------------------------------------------------------------------

Storage and back-up solution provided by customer

                              Additional Components
--------------------------------------------------------------------------------

PC Anywhere Remote License version 10.5 - need 1 license per PC / server                   7    Customer Furnished

Catalyst 2950 24-Port 10/100 Switch                                                        1    Customer Furnished

                              AFS Support Services
--------------------------------------------------------------------------------

Support services: Zetafax single line - 5 user fax software, (1) 56K external
modem, NortonGhost back-up software (25 user), 80 GB Snap Server                           1                $1,692

                                    Scanners
--------------------------------------------------------------------------------
Check
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, 3COM adapter card                                                         2                $8,088

Remittance Check and Coupon scanners
Unisys Scanner: Unisys SourceNDP, MICR E13B, front & rear image, 2 output pockets, power supply, PCMCIA card, API software, rear ink jet endorse, CCITT/
JPEG dual image, OCR Reader, 3COM adapter card                                             1                $4,306

Remittance Document scanners
Bell & Howell 2020 duplex flatbed scanner: 76PPM, up to 400dpi, Kofax adrenaline
videoaccel board, Kofax SCSI cable                                                         1               $11,036

                           E-Series Transport 800 DPM
--------------------------------------------------------------------------------
Dual image w/IQA - mixed bitonal/grayscale                                                 1               $91,010
700 DPM encoder - E13B                                                                     1               $81,460
Speedfirst - Windows NT Field Upgrade                                                      1                $7,880
                                                                                                 -----------------
                                                       Exhibit 6 - Houston Total                          $205,630

Plus applicable freight, taxes and transport installation.

Note: AFS provides support for AFS software products only. Third party support costs are estimates only.
Actua support costs will be determined by the third party provider(s) based on CUSTOMER's location and the coverage desired.


                           Exhibit A - Volume Pricing


                                                                 Average        Additional Cost         Additional Cost
                      ImageVision                            Monthly Volume         License           Monthly maintenance
--------------------------------------------------------------------------------------------------------------------------------

ImageVision 1, 2 and 3  -  Enterprise Volume License- Base      10 million         $520,000                 $7,800
                                                                12 million         $100,000                 $1,500
                                                                15 million         $100,000                 $1,500
                                                                20 million         $100,000                 $1,500
                                                                25 million         $100,000                 $1,500
                                                                30 million         $100,000                 $1,500
                                                           Each Add'l 5 million    $100,000                 $1,500

ImageVision DREAM  -  Enterprise Volume License- Base           10 million         $75,000                  $1,125
                                                                12 million         $10,000                    $150
                                                                15 million         $10,000                    $150
                                                                20 million         $10,000                    $150
                                                                25 million         $10,000                    $150
                                                                30 million         $10,000                    $150
                                                           Each Add'l 5 million    $10,000                    $150



                                    Exhibit B
                              Escalation Procedures



The following Escalation Procedures shall be followed with respect to all problems reported by the CUSTOMER.

The Codes listed below will help AFS identify a "problem" situation at CUSTOMER's site and will allow CUSTOMER to communicate the needs of CUSTOMER's Institution and the role AFS will play in assisting CUSTOMER in recovering from a "problem" situation. These Procedures apply to both Hardware (regardless of vendor) and Software problems.

CUSTOMER will assign each problem a Color Code when reporting the problem to AFS according to the nature of the problem as determined by CUSTOMER.

o Code Red - Critical Problem - Production is halted, no workaround is available.

o Code Yellow - Major Problem - Production is substantially hindered, site has a mutually agreed upon workaround.

o Code  Green  -  Minor   Problem  -  Problem   discovered   causing  delays  in
  deliverables.

Escalation Procedures for each type of problem are as follows:

  ------------------------- -------------------------- ---------------------------- ------------------------
  Problem Type              Initial Escalation         Secondary Escalation         Tertiary Escalation
  ------------------------- -------------------------- ---------------------------- ------------------------
  Code Red                  Escalated to Director      Problem unresolved in        Problem unresolved
                            of Support or Call         60 minutes, escalated        after 2 hours,
                            Center Supervisor          Director of Support          escalated to Vice
                                                       and to Director of           President of
                                                       Systems Integrations.        Operations. Hourly
                                                                                    meetings after
                                                                                    escalation.
  ------------------------- -------------------------- ---------------------------- ------------------------
  Code Yellow               Escalated to Director      Problem unresolved           Problem unresolved
                            of Support or Call         after 5 hours, escalated     after 8 hours,
                            Center Supervisor if       to Director of Support       escalated to VPO.
                            unresolved after 3         and Director of              Meetings every 4
                            hours.                     Systems Integrations.        hours after
                                                                                    escalation.
                                                                                    Resolution initially
                                                                                    expected within 24
                                                                                    hours.
  ------------------------- -------------------------- ---------------------------- ------------------------
  Code Green                Escalated to Director      Problem unresolved           Director of Support,
                            of Support or Call         after 3 business days,       Director of Systems
                            Center Supervisor if       escalated to Director of     Integrations and
                            unresolved after 24        Support and Director of      VPO to review
                            hours.                     Systems Integrations.        Master Issues List.
                                                       Issue added to Master        Resolution initially
                                                       Issues List to be            expected within 5
                                                       reviewed twice weekly.       business days.
  ------------------------- -------------------------- ---------------------------- ------------------------

                          AFS After-Hours Pager Support
                              Escalation Procedures


o Upon receipt of the page from the AFS Answering Service, the Customer Support Representative will call the Answering Service and confirm that they received the page

o If the Service does not receive a confirmation phone call from the Support Representative within 15 minutes, the Service will page the primary and secondary pager and call the Primary CSR's cell phone

o If the Service does not receive a confirmation phone call from the CSR within 5 minutes, they will call the Primary and Secondary cell phones again

o If the Service does not reach either CSR by cell phone and does not receive a confirmation phone call within 5 minutes, they will contact the Call Center Manager

o In the event the Call Center Manager does not reply, the Service will contact the Director of Support Services. In the event the Director of Support Services is unavailable, the Service will contact the Chief Operating Officer

                                                                    Exhibit 10.2



                          MANAGEMENT SERVICES AGREEMENT


         This Management Services Agreement (the Agreement) is made this 28th day of February 2004, by and between First Bank, a Missouri banking corporation (the "Bank") and First Banks, Inc., a Missouri corporation ("First Banks").

         WHEREAS First Banks is a bank holding company that provides certain services to its subsidiary financial institution on a centralized basis and is willing to provide such services to the Bank, and

         WHEREAS the Bank is currently operating as a commercial and retail bank incorporated in the State of Missouri, and desires to avail itself of such centralized services in connection with its operations,

         NOW THEREFORE, First Banks and the Bank agree as follows:

SERVICES TO BE PERFORMED:
------------------------

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

         The services to be performed may be categorized as follows:

         Type A Services - Type A services performed by employees of First Banks
         ---------------
will be billed to the Bank on the basis of actual hours required to perform the services using standard hourly rates established for each type of service. The hourly rates in effect as of the date of this Agreement are listed in Exhibit A. These rates will be reviewed periodically and adjusted as necessary to reflect First Banks' current costs in delivering the services, but may only be adjusted once during any calendar year. The Bank will be provided at least ninety (90) days notice prior to any change in the hourly rates to be used. The Bank may terminate this Agreement at any time if any rate increase is deemed excessive by the Bank's Board of Directors.

         Type B Services - Type B services performed by employees of First Banks
         ---------------
will be billed to the Bank on a pro-rata basis of First Banks' total costs - (e.g., Human Resources services will be billed on a pro-rata basis by allocating such costs based upon employee headcount). Similar to the Type A costs, the Bank may terminate the Agreement at any time if the costs for these services are deemed excessive by the Bank's Board of Directors.

         Services provided by external sources will be charged to the Bank at First Banks' cost. Services which benefit more than one subsidiary will be allocated between them using the basis deemed most appropriate for the particular service and the charge for that service.

         Included in the services to be provided will be the following:

Type A Services
---------------

   1.  Corporate audit:

      a.   Internal auditing
      b.   Assisting external auditors / regulators
      c.   Compliance and Community Reinvestment Act assistance
      d.   Assisting in examinations and replies to examination reports
      e.   Other audit activities

Type B Services
---------------

  1.  Accounting (for the Bank):

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

  2.  Asset / Liability management

  3.  Investments

  4.  Planning and budgeting

  5.  Branch administration:

      a.   Marketing and business development
      b.   Branch operations
      c.   Customer service and training
      d.   Product development
      e.   Other branch administration activities

  6.  Purchasing and accounts payable

  7.  Preparation for and participation in meetings

  8.  Human resources:

      a.   Human resources administration
      b.   Records and compliance
      c.   Employee recruiting and training
      d.   Payroll administration and benefits
      e.   Other human resources activities

  9.  Lending:

      a.   Loan administration and support
      b.   Loan and business development
      c.   Loan servicing - See the separate Loan Servicing Addendum in
           Exhibit B
      d.   Loan collection and workout
      e.   Other lending activities

  10. Corporate loan review:

      a.   Internal loan review
      b.   Assisting external auditors / regulators
      c.   Assisting in examinations and replies to examination reports
      d.   Other internal loan review activities

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

         Travel expenses associated with performance of management services will be charged to the Bank based on the expense reports received from the employees. Travel time, or other non-productive time, will not be charged to the Bank.

Activities not includable in management fees:
--------------------------------------------

         Included in First Banks' expenses are various activities which are not to be included in the base for calculating management fees. Among these are the following:

  1.  Accounting

      a.   Parent company accounting, including:

           (1)  General ledger
           (2)  Accounts payable and bill paying
           (3)  Consolidations and financial reporting
           (4)  Regulatory reports and examinations
           (5)  SEC accounting and reporting

      b.   Accounting,  taxes  and  other  services  performed for entities  not
           paying   management  fees, such  as  second  tier holding  companies, inactive corporations and other affiliates.

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

  3.  Financing

      a.   Working with current or prospective lenders
      b.   Loan agreements and contracts
      c.   Due diligence and rating agencies

Expenses not includable in management fees:
------------------------------------------

         Included in First Banks' expenses are various items that are not to be included in the base for calculating management fees. Among these are the following:

  1.     Interest  expense  -  (including   the  dividends  on  trust  preferred
         securities)
  2.     Amortization of deferred intercompany gains and losses
  3.     Land leases for possible future bank sites
  4. Legal, accounting and advertising expenses in excess of amounts charged to the Bank and other subsidiaries on a specific basis.
  5.     Political and Charitable Contributions
  6.     Amortization of purchase adjustments and excess cost
  7.     Provision for income taxes

         First Banks may identify other accounts or specific expense items that are deemed inappropriate to include in the base for management fees. These expenses may be excluded at the discretion of First Banks as identified.

BILLING OF FEES:
---------------

         First Banks shall prepare and submit to the Bank a monthly bill for services rendered in sufficient detail to provide the Bank a basis for evaluating the cost / benefit of items charged. It shall be the responsibility of First Banks to maintain time reports, worksheets and summaries supporting the amounts billed. These will be furnished to the Bank, examiners or auditors upon request.

         Amounts billed will be payable to First Banks by a direct charge to the Bank. Management fee statements will be provided to the Bank prior to payment.

GENERAL:
-------

         The Bank shall make available to First Banks all records, facilities and personnel necessary to enable First Banks to perform the services required. First Banks shall furnish the necessary forms and instructions to the Bank's personnel. The Bank shall furnish all data, documents or input material as required, which material shall be returned to the Bank when the services are completed.

         First Banks shall give the same care to the Bank's work as it gives to its own work. However, First Banks does not warrant the work free of error, and shall be liable only for First Banks' own gross negligence of willful misconduct.

         The services performed under this Agreement by First Banks will be subject to the regulations and examination of the Federal or state agencies having supervisory jurisdiction over the Bank and its affiliates and First Banks to the same extent as if such services were being performed solely by the Bank on its own premises. The provisions of this Agreement are subject to modification, regulation or ruling of any governmental agency having jurisdiction over the Bank or its affiliates or First Banks. Otherwise this Agreement shall be modifiable only upon written Agreement of the parties thereto.

         First Banks will hold in confidence all information relating to the Bank's assets, liabilities, business or affairs, or those of any of its customers, which is received by First Banks in the course of rendering the services hereunder. It will make the same effort to safeguard such information as it does to protect its own proprietary data.

         The term of the Agreement is for one year, but it shall be automatically renewable for additional periods of one year each unless the Bank shall give ninety (90) days written notice of termination prior to the end of any term.

         This Agreement shall be binding upon the parties and their successors or assigns, and may only be amended by a writing executed by both parties.

         IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 28th day of February 2004.

FIRST BANK                                    FIRST BANKS, INC.


By:/s/ Terrance M. McCarthy                   By:/s/ Allen H. Blake
   ----------------------------                  -------------------------------
       Terrance M. McCarthy                          Allen H. Blake
       President and                                 President and
       Chief Executive Officer                       Chief Executive Officer

                                                                       Exhibit A

                                FIRST BANKS, INC.
                 MANAGEMENT FEE BILLING RATES - TYPE A SERVICES
                                FEBRUARY 28, 2004



               Services Provided                       Rate Per Hour
               -----------------                       -------------

               Internal Audit:
                  Internal Audit                          $ 75.00
                  Assisting External Auditors               75.00
                  Compliance and CRA                        75.00
                  Examinations / Reports                    75.00
                  Other                                     75.00

                                                                       Exhibit B


================================================================================

                             LOAN SERVICING ADDENDUM

================================================================================



This Loan Servicing Addendum is by and among First Banks, Inc., 135 North Meramec Avenue, St. Louis, Missouri ("First Banks") and First Bank, 11901 Olive Boulevard, Creve Coeur, Missouri (the "Bank") and is a part of the Management Services Agreement.


SECTION 1.                             DEFINITIONS
---------                              -----------

For purposes hereof, the following terms shall have the following meanings:

          Agreement        shall mean this Loan Servicing Addendum  as from time
          ---------
                           to time amended.

          Business Day     shall mean any day except a Saturday, Sunday or legal
          -------------
                           holiday observed by the Bank.

          Collateral       shall  mean any and all collateral and other security
          ----------
                           for the loans.

          Loans            shall mean the loans owned by the Bank.
          -----

          Loan Documents   shall mean any and all documents evidencing  any Loan
          --------------
                           or  any  Collateral, including  without limitation  a
                           note,   security    agreement,    application   form,
                           disclosure and settlement statements, vehicle title certificate and insurance certificate and policy.

          Loan Obligor     shall mean the debtor(s) under any loan.
          ------------

          Person           shall mean any individual, partnership,  corporation,
          ------
                           banking     association,     trust,    unincorporated
                           organization or association, and any government or agency or political subdivision thereof.


SECTION 2.                    PURCHASE AND SERVICING LOANS
---------                     ----------------------------

          2.01. First  Banks  will  provide  the following loan services for the
Bank:

          (a) Record payments,

          (b) Establish and maintain  collateral  files,

          (c) Establish and maintain credit files,

          (d) Forward duplicate credit files to the Bank,

          (e) Board the loans to the computer system for the Bank,

          (f) Provide follow-up on lien perfections,

          (g) Provide customer service to Loan Obligor,

          (h) Provide necessary loan administration reports, and

          (i) Provide other services as mutually agreed to by First Banks and and the Bank.


SECTION 3.        INTERESTS OF FIRST BANKS AND THE BANK IN LOAN DOCUMENTS
---------         -------------------------------------------------------


          3.01     Legal and Equitable Title.   The  Bank shall hold legal title
                   -------------------------
title to the Loans.

          3.02     Custody of Loan Documents    First Banks shall  hold the Loan
                   -------------------------
Documents as custodian for the benefit of the Bank. The Bank or its representatives, including without limitation examiners and supervisory agents, shall have the right (subject to limitations imposed under applicable law) at any reasonable time during normal business hours to request and have access to and examine the Loan Documents and any and all other books, record, documents and information relating to any Loan, Loan Obligor or to any of the matters covered by this Agreement and to receive copies thereof from the Bank on demand therefore.

          3.03     No Partnership   First Banks and the Bank are not partners or
                   --------------
joint venturers, but in performing its duties hereunder First Banks is serving as agent for the Bank.


SECTION 4.              ADMINISTRATION AND SERVICING OF THE LOANS
---------               -----------------------------------------

          4.01     In General   In undertaking responsibility for performance of
                   ----------
the services specified in this Agreement, First Banks shall exercise the same degree of care that is customary in the industry. First Banks shall be responsible for administering the Loans in all respects consistent with applicable laws and regulations, and for servicing the same in a manner consistent with good servicing practice. The provisions of this Section 4.01 shall be subject to the provisions of Section 4.03(vi).

          4.02     First  Banks'  Servicing  Fee.  First Banks  shall  receive a
                   -----------------------------
monthly servicing fee as specified in the Management Services Agreement.

          4.03     Administration of Loans.   First   Banks   shall  manage  and
                   -----------------------
administer the Loans pursuant to this Agreement, but the Bank agrees that:


          (i) First Banks shall in good faith make all determinations as to compliance with the terms and conditions of the Loan Documents;

          (ii) First Banks shall have full power and authority to exercise in good faith, in the name of and on behalf of the Bank, all rights and remedies which said parties may have with respect to the enforcement of the Loan Documents, including without limitation the rights to demand payment of any Loan and exercise, or refrain from exercising, any and all other rights and remedies afforded under the Loan Documents, or which Bank may have as a matter of law;

         (iii) The Bank  assumes  all risk of loss in connection with the Loans;

          (iv) If, from time to time, any of the Loans are endorsed, assumed, guaranteed, insured, or covered by repurchase obligations, then it is agreed that First Banks shall, and First Banks is authorized to, act in good faith for the Bank with respect to such matters;

          (v) Without limiting the generality of the foregoing, First Banks is authorized to take any and all actions deemed necessary in good faith or appropriate in connection with any Loans, including without limitation amending Loan Documents, waiving rights thereunder, releasing Collateral, collecting special fees or charges, and agreeing to substitution of personal liability;

          (vi) First Banks shall not be liable to the Bank in any manner whatsoever with respect to any Loan, or for any action or inaction or failure to act in administering any Loan, except for First Banks' own gross negligence or willful misconduct.


SECTION 5.             REPRESENTATION AND WARRANTIES OF FIRST BANKS
---------              --------------------------------------------


          5.01     Representations and Warranties. First Banks hereby represents
                   ------------------------------
and warrants to the Bank as follows:

          (a) The execution, delivery and performance by First Banks of this Agreement and the other documents contemplated hereby are within the corporate powers of First Banks and have been duly authorized by all necessary corporate action of First Banks;

          (b) First Banks has in its possession all Loan Documents with respect to each Loan and all other records required to be maintained with respect to each Loan under First Banks and the Bank's customary policies and procedures;

          5.02.    Exclusion from Representations and Warranties.    First Banks
                   ---------------------------------------------
does not make any representations or warranties to the Bank, express or implied, with respect to the existing or future solvency or financial worth or responsibilities of any Loan Obligor or the payment or collectibility of any Loan or the repayment to First Banks or the Bank of any interest or other monies in connection with First Banks' or the Bank's interest in any Loan, or (except to the extent specifically set forth to the contrary herein) to the validity, enforceability or legal effect of the Loan Documents or any documents or instruments delivered in connection therewith.

SECTION 6.              REPRESENTATIONS AND WARRANTIES OF THE BANK
---------               ------------------------------------------

             6.01  The Bank represents and warrants to First Banks as follows:
                   ----------------------------------------------------------

               (a) The execution, deliver and performance by the Bank of this Agreement and the other documents contemplated hereby are within the corporate powers of the Bank and have been duly authorized by the appropriate credit committees of the Bank, the Board of Directors of the Bank, and all other necessary corporate action of the Bank;

               (b) The Bank is acquiring the Loans for its own account; not as nominee or agent, and not with a view to, or for resale in connection with, any distribution thereof.

               (c) The Bank has made its own diligent analysis with respect to the Loans and the Bank states that it has relied solely on its independent investigation in extending credit.


SECTION 7.                     MISCELLANEOUS PROVISIONS
---------                      ------------------------


             7.01  Amendments and Waivers.   Any provision of this Agreement may
                   ----------------------
be amended or waived, if, but only if, such amendment or waiver is in writing and is signed by First Banks and the Bank.

             7.02  Notices.   Any Notice, request, demand, consent, confirmation
                   -------
or other communication hereunder shall be in writing and delivered in person or sent by telegram, telefax, telex or mail, postage prepaid, at the following addresses, for communications hereunder by notice so given:

     First Banks:
                                      FIRST BANKS, INC.
                                      135 North Meramec Avenue
                                      St. Louis, Missouri 63105

     Bank:
                                      FIRST BANK
                                      11901 Olive Boulevard
                                      Creve Coeur, Missouri 63141

             7.03  References; Headings for Convenience.     Unless    otherwise
                   ------------------------------------
specified  herein,  all  references  herein to Section  numbers refer to Section numbers of this Agreement. The Section headings are furnished for the convenience of the parties and are not to be considered in the construction or interpretation of the Agreement.

             7.04  Binding  Agreement.  This Agreement shall be binding upon and
                   ------------------
inure to the benefit of First Banks, the Bank, and their respective successors and permitted assignees.

             7.05  Severability.   In  case  any  one  or more of the provisions
                   ------------
contained in this Agreement should be invalid, illegal, or unenforceable in any respect, the validity, legality, and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

             7.06  Governing  Law.   This  Agreement  shall  be  governed by and
                   --------------
construed in  accordance  with the  internal  laws of the State of Missouri.

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


Date:  May 14, 2004             By:  /s/ Allen H. Blake
                                    --------------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)

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


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2004 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


Date:  May 14, 2004             By:  /s/ Allen H. Blake
                                   ---------------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)