Form 10-Q
period 2004-06-30
FIRST BANKS INC
filed 2004-08-13
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


                                                     Shares Outstanding
                   Class                              at July 31, 2004
                   -----                             ------------------

     Common Stock, $250.00 par value                       23,661




                                                           FIRST BANKS, INC.

                                                           TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS...............................................................     1

                CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME..............................................................     3

                CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.............................................................    14

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    32

   ITEM 4.      CONTROLS AND PROCEDURES...................................................................    33

PART II.        OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................................    34

SIGNATURES................................................................................................    35




                                         PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL  STATEMENTS

                                                FIRST BANKS, INC.

                                           CONSOLIDATED BALANCE SHEETS
                        (dollars expressed in thousands, except share and per share data)

                                                                                             June 30,   December 31,
                                                                                               2004         2003
                                                                                               ----         ----
                                                                                            (unaudited)

                                                    ASSETS
                                                    ------
Cash and cash equivalents:
     Cash and due from banks.............................................................. $  166,376      179,802
     Short-term investments...............................................................     41,339       33,735
                                                                                           ----------    ---------
          Total cash and cash equivalents.................................................    207,715      213,537
                                                                                           ----------    ---------

Investment securities:
     Available for sale...................................................................  1,234,275    1,038,787
     Held to maturity (fair value of $27,282 and $11,341, respectively)...................     27,310       10,927
                                                                                           ----------    ---------
          Total investment securities.....................................................  1,261,585    1,049,714
                                                                                           ----------    ---------
Loans:
     Commercial, financial and agricultural...............................................  1,391,668    1,407,626
     Real estate construction and development.............................................  1,183,414    1,063,889
     Real estate mortgage.................................................................  2,605,890    2,582,264
     Lease financing......................................................................      9,585       67,282
     Consumer and installment.............................................................     55,273       71,652
     Loans held for sale..................................................................    164,928      145,746
                                                                                           ----------    ---------
          Total loans.....................................................................  5,410,758    5,338,459
     Unearned discount....................................................................    (11,375)     (10,384)
     Allowance for loan losses............................................................   (120,966)    (116,451)
                                                                                           ----------    ---------
          Net loans.......................................................................  5,278,417    5,211,624
                                                                                           ----------    ---------

Derivative instruments....................................................................     13,356       49,291
Bank premises and equipment, net of accumulated depreciation and amortization.............    130,365      136,739
Goodwill..................................................................................    145,255      145,548
Bank-owned life insurance.................................................................     99,870       97,521
Deferred income taxes.....................................................................    105,970      102,844
Other assets..............................................................................     81,543      100,122
                                                                                           ----------    ---------
          Total assets.................................................................... $7,324,076    7,106,940
                                                                                           ==========    =========

                                                  LIABILITIES
                                                  -----------
Deposits:
     Noninterest-bearing demand........................................................... $1,059,045    1,034,367
     Interest-bearing demand .............................................................    815,189      843,001
     Savings..............................................................................  2,146,332    2,128,683
     Time deposits of $100 or more........................................................    475,533      436,439
     Other time deposits..................................................................  1,459,828    1,519,125
                                                                                           ----------    ---------
          Total deposits..................................................................  5,955,927    5,961,615
Other borrowings..........................................................................    532,548      273,479
Note payable..............................................................................         --       17,000
Subordinated debentures...................................................................    206,795      209,320
Deferred income taxes.....................................................................     24,613       41,683
Accrued expenses and other liabilities....................................................     48,245       54,028
                                                                                           ----------    ---------
          Total liabilities...............................................................  6,768,128    6,557,125
                                                                                           ----------    ---------


                                             STOCKHOLDERS' EQUITY
                                             --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......         --          --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................     12,822       12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................        241          241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................      5,915        5,915
Additional paid-in capital................................................................      5,910        5,910
Retained earnings.........................................................................    539,658      495,714
Accumulated other comprehensive income (loss).............................................     (8,598)      29,213
                                                                                           ----------    ---------
          Total stockholders' equity......................................................    555,948      549,815
                                                                                           ----------    ---------
          Total liabilities and stockholders' equity...................................... $7,324,076    7,106,940
                                                                                           ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.





                                                FIRST BANKS, INC.

                                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                        (dollars expressed in thousands, except share and per share data)


                                                                            Three Months Ended    Six Months Ended
                                                                                 June 30,             June 30,
                                                                           -------------------    ----------------
                                                                              2004      2003       2004     2003
                                                                              ----      ----       ----     ----
Interest income:
     Interest and fees on loans........................................... $  83,755    89,680    167,975   180,292
     Investment securities................................................    12,693     8,489     24,314    17,249
     Short-term investments...............................................       137       312        423       754
                                                                           ---------  --------   --------  --------
          Total interest income...........................................    96,585    98,481    192,712   198,295
                                                                           ---------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand............................................       824     1,478      1,791     3,151
       Savings............................................................     4,593     5,785      9,370    12,571
       Time deposits of $100 or more......................................     3,039     3,336      5,995     7,021
       Other time deposits................................................     8,173    11,088     16,660    23,282
     Other borrowings.....................................................       757       519      1,401     1,121
     Note payable.........................................................        64        50        169       186
     Subordinated debentures..............................................     3,529     5,212      7,067    10,787
                                                                           ---------  --------   --------  --------
          Total interest expense..........................................    20,979    27,468     42,453    58,119
                                                                           ---------  --------   --------  --------
          Net interest income.............................................    75,606    71,013    150,259   140,176
Provision for loan losses.................................................     3,000    10,000     15,750    21,000
                                                                           ---------  --------   --------  --------
          Net interest income after provision for loan losses.............    72,606    61,013    134,509   119,176
                                                                           ---------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees........     9,792     9,005     18,741    17,649
     Gain on mortgage loans sold and held for sale........................     3,961     3,552      8,190     8,132
     Net gain on sales of available-for-sale investment securities........        --       307         --     6,566
     Gain on sales of branches, net of expenses...........................       630        --      1,020        --
     Bank-owned life insurance investment income..........................     1,276     1,433      2,619     2,704
     Other................................................................     4,445     4,628     10,093     9,421
                                                                           ---------  --------   --------  --------
          Total noninterest income........................................    20,104    18,925     40,663    44,472
                                                                           ---------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits.......................................    28,203    24,994     55,889    48,255
     Occupancy, net of rental income......................................     4,433     5,549      9,070    10,483
     Furniture and equipment..............................................     4,290     4,535      8,703     9,104
     Postage, printing and supplies.......................................     1,221     1,292      2,543     2,598
     Information technology fees..........................................     7,992     8,409     15,988    16,442
     Legal, examination and professional fees.............................     1,688     2,165      3,251     3,771
     Amortization of intangibles associated with the
        purchase of subsidiaries..........................................       658       658      1,316     1,190
     Communications.......................................................       399       668        864     1,273
     Advertising and business development.................................     1,324       925      2,605     2,234
     Other................................................................     5,197     8,350      7,778    15,782
                                                                           ---------  --------   --------  --------
          Total noninterest expense.......................................    55,405    57,545    108,007   111,132
                                                                           ---------  --------   --------  --------
          Income before provision for income taxes........................    37,305    22,393     67,165    52,516
Provision for income taxes................................................    11,302     7,693     22,893    18,785
                                                                           ---------  --------   --------  --------
          Net income......................................................    26,003    14,700     44,272    33,731
Preferred stock dividends.................................................       132       132        328       328
                                                                           ---------  --------   --------  --------
          Net income available to common stockholders..................... $  25,871    14,568     43,944    33,403
                                                                           =========  ========   ========  ========

Basic earnings per common share........................................... $1,093.42    615.70   1,857.23  1,411.74
                                                                           =========  ========   ========  ========

Diluted earnings per common share......................................... $1,074.06    606.04   1,827.13  1,390.06
                                                                           =========  ========   ========  ========

Weighted average common stock outstanding.................................    23,661    23,661     23,661    23,661
                                                                           =========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements






                                                FIRST BANKS, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                 Six Months Ended June 30, 2004 and 2003 and Six Months Ended December 31, 2003
                                 (dollars expressed in thousands, except per share data)



                                                                                                             Accu-
                                                     Adjustable Rate                                        mulated
                                                     Preferred Stock                                         Other
                                                     ---------------                                        Compre-   Total
                                                   Class A                     Additional Compre-           hensive   Stock-
                                                   Conver-             Common    Paid-In  hensive Retained  Income   holders'
                                                    tible     Class B   Stock    Capital  Income  Earnings  (Loss)    Equity
                                                    -----     -------   -----    -------  ------- --------  ------    ------

Consolidated balances, December 31, 2002.........  $12,822      241    5,915     5,910            433,689   60,464   519,041
Six months ended June 30, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   33,731    33,731       --    33,731
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (6,288)       --   (6,288)   (6,288)
        Derivative instruments:
          Current period transactions............       --       --       --        --   (7,639)       --   (7,639)   (7,639)
                                                                                        -------
      Comprehensive income.......................                                        19,804
                                                                                        =======
    Class A preferred stock dividends,
      $0.50 per share............................       --       --       --        --               (321)      --      (321)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                 (7)      --        (7)
                                                   -------    -----    -----     -----            -------  -------   -------

Consolidated balances, June 30, 2003.............   12,822      241    5,915     5,910            467,092   46,537   538,517
Six months ended December 31, 2003:
    Comprehensive income:
      Net income.................................       --       --       --        --   29,080    29,080       --    29,080
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --   (3,698)       --   (3,698)   (3,698)
        Derivative instruments:
          Current period transactions............       --       --       --        --  (13,626)       --  (13,626)  (13,626)
                                                                                        -------
      Comprehensive income.......................                                        11,756
                                                                                        =======
    Class A preferred stock dividends,
      $0.70 per share............................       --       --       --        --               (448)      --      (448)
    Class B preferred stock dividends,
      $0.07 per share............................       --       --       --        --                (10)      --       (10)
                                                   -------    -----    -----     -----            -------  -------   -------

Consolidated balances, December 31, 2003.........   12,822      241    5,915     5,910            495,714   29,213   549,815
Six months ended June 30, 2004:
    Comprehensive income:
      Net income.................................       --       --       --        --   44,272    44,272       --    44,272
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --        --  (19,116)       --  (19,116)  (19,116)
        Derivative instruments:
          Current period transactions............       --       --       --        --  (18,695)       --  (18,695)  (18,695)
                                                                                        -------
      Comprehensive income.......................                                         6,461
                                                                                        =======
    Class A preferred stock dividends,
      $0.50 per share............................       --       --       --        --               (321)      --      (321)
    Class B preferred stock dividends,
      $0.04 per share............................       --       --       --        --                 (7)      --        (7)
                                                   -------    -----    -----     -----            -------  -------   -------

Consolidated balances, June 30, 2004.............  $12,822      241    5,915     5,910            539,658   (8,598)  555,948
                                                   =======    =====    =====     =====            =======  =======   =======

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                        Three Months Ended Six Months Ended  Six Months Ended
                                                                             June 30,          June 30,        December 31,
                                                                        -----------------   ---------------
                                                                          2004      2003    2004      2003         2003
                                                                          ----      ----    ----      ----         ----

     Unrealized losses on investment securities arising
        during the period.................... ......................... $(24,607)   (430)  (19,116)  (2,020)      (2,271)
     Less reclassification adjustment for gains included
        in net income..................................................       --     200        --    4,268        1,427
                                                                        --------    ----   -------   ------       ------
     Unrealized losses on investment securities........................ $(24,607)   (630)  (19,116)  (6,288)      (3,698)
                                                                        ========    ====   =======   ======       ======

The accompanying notes are an integral part of the consolidated financial statements.


                                                FIRST BANKS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                        (dollars expressed in thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            -----------------------
                                                                                               2004           2003
                                                                                               ----           ----
Cash flows from operating activities:
     Net income.........................................................................    $  44,272        33,731
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.....................        9,451         9,713
       Amortization, net of accretion...................................................        8,708        11,706
       Originations and purchases of loans held for sale................................     (588,123)   (1,190,559)
       Proceeds from sales of loans held for sale.......................................      461,514     1,112,660
       Provision for loan losses........................................................       15,750        21,000
       Provision for income taxes.......................................................       22,893        18,785
       Payments of income taxes.........................................................      (24,231)      (18,804)
       Decrease in accrued interest receivable..........................................          595         2,820
       Interest accrued on liabilities..................................................       42,453        58,119
       Payments of interest on liabilities..............................................      (42,699)      (60,629)
       Gain on mortgage loans sold and held for sale....................................       (8,190)       (8,132)
       Net gain on sales of available-for-sale investment securities....................           --        (6,566)
       Gain on sales of branches, net of expenses.......................................       (1,020)           --
       Other operating activities, net..................................................       (2,477)        4,950
                                                                                            ---------    ----------
          Net cash used in operating activities.........................................      (61,104)      (11,206)
                                                                                            ---------    ----------

Cash flows from investing activities:
     Cash received for acquired entities, net of cash
       and cash equivalents paid........................................................           --        14,870
     Proceeds from sales of investment securities available for sale....................           --         3,251
     Maturities of investment securities available for sale.............................      250,867       721,971
     Maturities of investment securities held to maturity...............................        2,126         3,024
     Purchases of investment securities available for sale..............................     (429,267)     (326,616)
     Purchases of investment securities held to maturity................................      (18,523)         (102)
     Net (increase) decrease in loans...................................................      (15,809)       21,830
     Recoveries of loans previously charged-off.........................................       13,539        10,317
     Purchases of bank premises and equipment...........................................       (3,565)       (1,858)
     Other investing activities, net....................................................       12,513         4,369
                                                                                            ---------    ----------
          Net cash (used in) provided by investing activities...........................     (188,119)      451,056
                                                                                            ---------    ----------

Cash flows from financing activities:
     Increase (decrease) in demand and savings deposits.................................       23,751       (38,337)
     Decrease in time deposits..........................................................       (2,738)     (212,505)
     Decrease in federal funds purchased................................................           --       (55,000)
     Decrease in Federal Home Loan Bank advances........................................           --        (3,165)
     Increase (decrease) in securities sold under agreements to repurchase..............      259,069       (11,617)
     Advances drawn on note payable.....................................................           --        34,500
     Repayments of note payable.........................................................      (17,000)       (7,000)
     Proceeds from issuance of subordinated debentures..................................           --        70,932
     Payments for redemptions of subordinated debentures................................           --      (136,341)
     Cash paid for sales of branches, net of cash
       and cash equivalents sold........................................................      (19,353)           --
     Payment of preferred stock dividends...............................................         (328)         (328)
                                                                                            ---------    ----------
          Net cash provided by (used in) financing activities...........................      243,401      (358,861)
                                                                                            ---------    ----------
          Net (decrease) increase in cash and cash equivalents..........................       (5,822)       80,989
Cash and cash equivalents, beginning of period..........................................      213,537       203,251
                                                                                            ---------    ----------
Cash and cash equivalents, end of period................................................    $ 207,715       284,240
                                                                                            =========    ==========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................    $   2,498        10,850
                                                                                            =========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(2)      ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

         First Banks and Small Business Loan Source, Inc. (SBLS), headquartered in Houston, Texas, entered into an Asset Purchase Agreement on March 26, 2004, and subsequently entered into an Amended and Restated Asset Purchase Agreement on July 27, 2004, that provides for First Bank to purchase substantially all of the assets and assume certain liabilities of SBLS in exchange for cash and certain payments contingent on future valuations. The transaction is expected to be completed during the third quarter of 2004, subject to the approval of the United States Small Business Administration (SBA) and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. SBLS reported assets of approximately $49.5 million, including $30.4 million of SBA loans, at June 30, 2004.

         On April 9, 2004, First Banks and Continental Mortgage Corporation - Delaware (CMC), entered into an Agreement and Plan of Reorganization that provided for First Banks to acquire CMC and its wholly owned banking subsidiary, Continental Community Bank and Trust Company (CCB). As further discussed in Note 11 to the Consolidated Financial Statements, First Banks completed its acquisition of CMC and CCB on July 30, 2004.

         First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs incurred relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over various time periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the applicable consummation date. The accrued severance balance of $1.1 million identified in the following table is comprised of contractual obligations under salary continuation agreements to nine individuals with original terms ranging from three to 15 years and remaining terms ranging from approximately six months to 12 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the data processing conversions of the respective entities.

         A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                             Severance
                                                                                             ---------
                                                                                 (dollars expressed in thousands)

         Balance at December 31, 2003.....................................................    $ 1,412
         Six Months Ended June 30, 2004:
           Payments.......................................................................       (332)
                                                                                              -------
         Balance at June 30, 2004.........................................................    $ 1,080
                                                                                              =======

         On February 6, 2004, First Bank completed its divestiture of one branch office in rural Missouri. This branch divestiture resulted in a reduction of the deposit base of approximately $8.4 million, and a pre-tax gain of approximately $390,000, which is included in noninterest income.

         On April 16, 2004, First Bank completed its divestiture of one branch office in southern Illinois. This branch divestiture resulted in a reduction of the deposit base of approximately $15.0 million, and a pre-tax gain of approximately $630,000, which is included in noninterest income.

         On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. The sale reduced the Company's commercial leasing portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. No gain or loss was recorded on the transaction. In conjunction with the transaction, First Bank established a $2.0 million liability associated with related recourse obligations for certain leases sold, as further discussed in Note 10 to the Consolidated Financial Statements.

 (3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at June 30, 2004 and December 31, 2003:

                                                        June 30, 2004                December 31, 2003
                                                ----------------------------    ---------------------------
                                                   Gross                          Gross
                                                 Carrying       Accumulated     Carrying       Accumulated
                                                  Amount       Amortization      Amount       Amortization
                                                  ------       ------------      ------       ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  17,391         (5,478)        17,391           (4,233)
         Goodwill associated with
           purchases of branch offices.........      2,210           (932)         2,210             (861)
                                                 ---------      ---------       --------         --------
              Total............................  $  19,601         (6,410)        19,601           (5,094)
                                                 =========      =========       ========         ========

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 143,977                       144,199
                                                 =========                      ========

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $658,000 and $1.3 million for the three and six months ended June 30, 2004, respectively, and $658,000 and $1.2 million for the comparable periods in 2003. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2009 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                                        (dollars expressed in thousands)

         Year ending December 31:
             2004 Remaining......................................................    $ 1,316
             2005................................................................      2,632
             2006................................................................      2,632
             2007................................................................      2,632
             2008................................................................      2,632
             2009 ...............................................................        726
                                                                                     -------
                Total............................................................    $12,570
                                                                                     =======

         Changes in the carrying amount of goodwill for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                 ------------------------          ---------------------
                                                                    2004            2003             2004          2003
                                                                    ----            ----             ----          ----
                                                                               (dollars expressed in thousands)

           Balance, beginning of period......................... $ 145,513       141,102           145,548       140,112
           Goodwill acquired during period......................        --            --                --         1,026
           Acquisition-related adjustments......................      (222)        1,101              (222)        1,101
           Amortization - purchases of branch offices...........       (36)          (36)              (71)          (72)
                                                                 ---------      --------          --------      --------
           Balance, end of period............................... $ 145,255       142,167           145,255       142,167
                                                                 =========      ========          ========      ========

 (4)     MORTGAGE BANKING ACTIVITIES

         At June 30, 2004 and December 31, 2003, First Banks serviced loans for others amounting to $1.10 billion and $1.22 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $8.3 million and $4.7 million at June 30, 2004 and December 31, 2003, respectively.

         Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                   --------------------             --------------------
                                                                     2004         2003               2004          2003
                                                                     ----         ----               ----          ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period........................   $ 13,960       15,678             15,408        14,882
           Originated mortgage servicing rights................        465        2,521                819         4,494
           Amortization........................................     (1,892)      (1,220)            (3,694)       (2,397)
                                                                  --------      -------            -------       -------
           Balance, end of period..............................   $ 12,533       16,979             12,533        16,979
                                                                  ========      =======            =======       =======

         The fair value of mortgage servicing rights was approximately $17.2 million and $18.2 million at June 30, 2004 and 2003, respectively, and $18.3 million at December 31, 2003. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $4.7 million and $1.2 million at June 30, 2004 and 2003, respectively, and $2.9 million at December 31, 2003.

         Amortization of mortgage servicing rights has been estimated through 2008 in the following table:

                                                                       (dollars expressed in thousands)

        Year ending December 31:
            2004 Remaining......................................................   $  2,112
            2005................................................................      4,072
            2006................................................................      3,477
            2007................................................................      2,112
            2008................................................................        760
                                                                                   --------
                 Total..........................................................   $ 12,533
                                                                                   ========

 (5)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the basic and diluted earnings per share computations for the periods indicated:


                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                      (dollars in thousands, except share and per share data)
     Three months ended June 30, 2004:
         Basic EPS - income available to common stockholders.............    $  25,871         23,661      $ 1,093.42
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            546          (19.36)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  25,999         24,207      $ 1,074.06
                                                                             =========        =======      ==========

     Three months ended June 30, 2003:
         Basic EPS - income available to common stockholders.............    $  14,568         23,661      $   615.70
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          128            588           (9.66)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  14,696         24,249      $   606.04
                                                                             =========        =======      ==========

     Six months ended June 30, 2004:
         Basic EPS - income available to common stockholders.............    $  43,944         23,661      $ 1,857.23
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            565          (30.10)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  44,265         24,226      $ 1,827.13
                                                                             =========        =======      ==========

     Six months ended June 30, 2003:
         Basic EPS - income available to common stockholders.............    $  33,403         23,661      $ 1,411.74
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          321            600          (21.68)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  33,724         24,261      $ 1,390.06
                                                                             =========        =======      ==========

(6)      TRANSACTIONS WITH RELATED PARTIES

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. decreased to $6.6 million and $13.3 million for the three and six months ended June 30, 2004, respectively, from $7.0 million and $13.7 million for the comparable periods in 2003. First Services, L.P. recorded reduced information technology costs as a result of the renegotiation of vendor service contracts and passed the cost reduction through to First Banks, Inc. and its subsidiaries. During the three months ended June 30, 2004 and 2003, First Services, L.P. paid First Bank $1.1 million and $1.0 million, respectively, and during the six months ended June 30, 2004 and 2003, First Services, L.P. paid First Banks $2.2 million in rental fees for the use of data processing and other equipment owned by First Banks.

         First Brokerage America, L.L.C., a limited liability company which is indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $876,000 and $1.8 million for the three and six months ended June 30, 2004, respectively, and $725,000 and $1.6 million for the comparable periods in 2003 in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

         First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $105,000 and $204,000 for the three and six months ended June 30, 2004, respectively, and $138,000 and $251,000 for the comparable periods in 2003 in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers.

         First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $28.3 million and $20.0 million at June 30, 2004 and December 31, 2003, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except for extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

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

         Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2004, First Banks and First Bank were each well capitalized.

         As of June 30, 2004, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

         At June 30, 2004 and December 31, 2003, First Banks' and First Bank's required and actual capital ratios were as follows:

                                                               Actual                                     To Be Well
                                                       ------------------------                        Capitalized Under
                                                       June 30,    December 31,      For Capital       Prompt Corrective
                                                        2004           2003       Adequacy Purposes    Action Provisions
                                                        ----           ----       -----------------    -----------------

     Total capital (to risk-weighted assets):
              First Banks.............................   10.84%        10.27%            8.0%                10.0%
              First Bank..............................   10.66         10.41             8.0                 10.0

     Tier 1 capital (to risk-weighted assets):
              First Banks.............................    9.26          8.46             4.0                  6.0
              First Bank..............................    9.40          9.15             4.0                  6.0

     Tier 1 capital (to average assets):
              First Banks.............................    8.31          7.62             3.0                  5.0
              First Bank..............................    8.55          8.22             3.0                  5.0

         On May 6, 2004, the Board of Governors of the Federal Reserve System (the Board) requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in their Tier 1 capital, subject to stricter quantitative and qualitative standards. The proposed rules would implement several significant changes to the current regulatory capital rules. Under the proposal, the aggregate amount of trust preferred securities and certain other core capital elements would be limited to 25% of Tier 1 capital, net of goodwill. Additionally, qualifying trust preferred securities and Class C minority interest in excess of the 25% limit would be allowable in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The proposed rules also provide that in the last five years before maturity of the underlying subordinated note, the associated trust preferred securities would be treated as limited-life preferred stock, at one-fifth amortization per year, and would be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50% of Tier 1 capital. The public comment period on the newly proposed rules ended on July 11, 2004. First Banks is awaiting further guidance from the Board pending the outcome of the newly proposed rules, and is continuing to evaluate the proposed changes and their overall impact on the Company's financial condition and results of operations. Management expects that implementation of the Board's proposed rules, as currently stated, would reduce the Company's regulatory capital ratios. However, management believes its regulatory capital levels will continue to meet the well capitalized thresholds under the regulatory framework for prompt corrective action if the rules are adopted in the form proposed.

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

         The business segment results are consistent with First Banks' internal reporting system and, in all material respects, with U.S. generally accepted accounting principles and practices predominant in the banking industry.


         The business segment results are summarized as follows:

                                                                           Corporate, Other
                                                                           and Intercompany
                                                 First Bank              Reclassifications (1)        Consolidated Totals
                                            ------------------------   ------------------------    --------------------------
                                             June 30,   December 31,   June 30,    December 31,      June 30,   December 31,
                                               2004         2003         2004          2003            2004         2003
                                               ----         ----         ----          ----            ----         ----
                                                                   (dollars expressed in thousands)
Balance sheet information:

Investment securities...................  $1,254,679    1,042,809        6,906          6,905      1,261,585     1,049,714
Loans, net of unearned discount.........   5,399,383    5,328,075           --             --      5,399,383     5,328,075
Goodwill................................     145,255      145,548           --             --        145,255       145,548
Total assets............................   7,313,573    7,097,635       10,503          9,305      7,324,076     7,106,940
Deposits................................   5,965,870    5,977,042       (9,943)       (15,427)     5,955,927     5,961,615
Note payable............................          --           --           --         17,000             --        17,000
Subordinated debentures.................          --           --      206,795        209,320        206,795       209,320
Stockholders' equity....................     750,915      766,397     (194,967)      (216,582)       555,948       549,815
                                           =========    =========     ========       ========       ========     =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)       Consolidated Totals
                                           -----------------------     -----------------------      --------------------
                                              Three Months Ended          Three Months Ended          Three Months Ended
                                                   June 30,                    June 30,                    June 30,
                                           -----------------------     -----------------------     -----------------------
                                              2004          2003         2004           2003          2004           2003
                                              ----          ----         ----           ----          ----           ----

Income statement information:

Interest income.........................   $  96,446       98,168          139            313         96,585        98,481
Interest expense........................      17,399       22,278        3,580          5,190         20,979        27,468
                                           ---------    ---------     --------       --------       --------     ---------
     Net interest income................      79,047       75,890       (3,441)        (4,877)        75,606        71,013
Provision for loan losses...............       3,000       10,000           --             --          3,000        10,000
                                           ---------    ---------     --------       --------       --------     ---------
     Net interest income after
       provision for loan losses........      76,047       65,890       (3,441)        (4,877)        72,606        61,013
                                           ---------    ---------     --------       --------       --------     ---------
Noninterest income......................      20,250       18,856         (146)            69         20,104        18,925
Noninterest expense.....................      54,388       55,991        1,017          1,554         55,405        57,545
                                           ---------    ---------     --------       --------       --------     ---------
     Income before provision for
       income taxes...............            41,909       28,755       (4,604)        (6,362)        37,305        22,393
Provision for income taxes..............      15,706       10,410       (4,404)        (2,717)        11,302         7,693
                                           ---------    ---------     --------       --------       --------     ---------
     Net income.........................   $  26,203       18,345         (200)        (3,645)        26,003        14,700
                                           =========    =========     ========       ========       ========     =========



                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)       Consolidated Totals
                                           -----------------------     -----------------------     ------------------------
                                               Six Months Ended            Six Months Ended            Six Months Ended
                                                   June 30,                    June 30,                    June 30,
                                           -----------------------     -----------------------     ------------------------
                                              2004         2003          2004           2003         2004            2003
                                              ----         ----          ----           ----         ----            ----

Income statement information:

Interest income..........................  $ 192,433      197,696          279            599        192,712       198,295
Interest expense.........................     35,246       47,282        7,207         10,837         42,453        58,119
                                           ---------      -------      -------       --------       --------     ---------
     Net interest income.................    157,187      150,414       (6,928)       (10,238)       150,259       140,176
Provision for loan losses................     15,750       21,000           --             --         15,750        21,000
                                           ---------      -------      -------       --------       --------     ---------
     Net interest income after
       provision for loan losses.........    141,437      129,414       (6,928)       (10,238)       134,509       119,176
                                           ---------      -------      -------       --------       --------     ---------
Noninterest income.......................     40,969       38,385         (306)         6,087         40,663        44,472
Noninterest expense......................    105,905      109,206        2,102          1,926        108,007       111,132
                                           ---------      -------      -------       --------       --------     ---------
     Income before provision for
       income taxes......................     76,501       58,593       (9,336)        (6,077)        67,165        52,516
Provision for income taxes...............     28,950       20,893       (6,057)        (2,108)        22,893        18,785
                                           ---------      -------       ------       --------       --------     ---------
     Net income..........................  $  47,551       37,700       (3,279)        (3,969)        44,272        33,731
                                           =========      =======      =======       ========       ========     =========
------------------
(1)  Corporate and other includes $2.3 million and $3.4 million of interest expense on subordinated debentures, after  applicable income tax benefit of $1.2 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. For the six months  ended  June 30, 2004 and 2003, corporate and other includes $4.6 million and $7.0 million of interest expense on subordinated debentures, after applicable income tax benefits of $2.5 million and $3.8 million, respectively.


 (9)     OTHER BORROWINGS

         Other borrowings were comprised of the following at June 30, 2004 and December 31, 2003:

                                                                                     June 30,        December 31,
                                                                                       2004              2003
                                                                                  ---------------  ----------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 175,548          166,479
              Term................................................................     350,000          100,000
         Federal Home Loan Bank borrowings........................................       7,000            7,000
                                                                                     ---------          -------
                  Total other borrowings..........................................   $ 532,548          273,479
                                                                                     =========          =======

         In conjunction with First Banks' interest rate risk management program, First Banks entered into the following transactions with the objective of stabilizing net interest income over time:

         >> Effective January 12, 2004, First Banks consummated a $150.0 million three-year reverse repurchase agreement under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.8350% plus a floating amount equal to the differential between the three-month London Interbank Offing Rate reset in arrears and the strike price of 3.50%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.50%. The underlying securities associated with the reverse repurchase agreement are callable U.S. Government agency securities and are not under First Banks' physical control. In conjunction with this transaction, First Banks purchased $150.0 million of callable U.S. Government agency securities.

         >> Effective June 14, 2004, First Banks consummated two $50.0 million three-year reverse repurchase agreements under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.60% and 0.61%, respectively, plus a floating amount equal to the differential between the three-month London Interbank Offing Rate reset in arrears and the strike price of 5.00%, if the three-month London Interbank Offering Rate reset in arrears exceeds 5.00%. The underlying securities associated with the reverse repurchase agreements are callable U.S. Government agency securities and are not under First Banks' physical control. In conjunction with these transactions, First Banks purchased $100.0 million of callable U.S. Government agency securities.

(10)     CONTINGENT LIABILITIES

         In October 2000, First Banks entered into two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At June 30, 2004 and December 31, 2003, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.

         On June 30, 2004, as further discussed in Note 2 to the Consolidated Financial Statements, First Bank recorded a liability of $2.0 million for recourse obligations related to the completion of the sale of a portion of its commercial leasing portfolio. For value received, First Bank, as seller, indemnified the buyer of certain leases from any liability or loss resulting from defaults subsequent to the transaction sale. First Bank's indemnification for the recourse obligations is limited to a specified percentage, ranging from 15% to 25%, of the aggregate lease purchase price of specific pools of leases sold.

(11)     SUBSEQUENT EVENTS

         On July 30, 2004, First Banks completed its acquisition of CMC, and its wholly owned banking subsidiary, CCB, acquiring all of the outstanding common stock of CMC in exchange for $4.2 million in cash. In addition, First Banks redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, of $4.5 million in aggregate. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had $140.7 million in total assets, $73.9 million in loans, net of unearned discount, and $100.8 million in deposits. The transaction was accounted for using the purchase method of accounting. Goodwill was approximately $1.9 million and the core deposit intangibles, which are amortized over seven years utilizing the straight-line method, were approximately $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank.

         On August 12, 2004, First Banks entered into a first amendment to its revolving credit line with a group of unaffiliated financial institutions. The material changes in the First Amendment to Secured Credit Agreement (Credit Agreement) are amendments to the termination date and an increase in the revolving credit line and letter of credit facility. The Credit Agreement provides a $75.0 million revolving credit line and a $25.0 million letter of credit facility. Interest is payable on outstanding principal loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London Interbank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. Amounts may be borrowed under the Credit Agreement until August 11, 2005, at which time the principal and interest outstanding is due and payable. The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and its subsidiary bank, certain maximum nonperforming assets ratios for First Banks and its subsidiary bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock and contains additional covenants. Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries.

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

                                     General

         We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 147 branch offices in California, Illinois, Missouri and Texas. At June 30, 2004, we had total assets of $7.32 billion, loans, net of unearned discount, of $5.40 billion, total deposits of $5.96 billion and total stockholders' equity of $555.9 million.

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

                               Financial Condition

         Total assets were $7.32 billion and $7.11 billion at June 30, 2004 and December 31, 2003, respectively, an increase of 3.06%. The $217.1 million increase in total assets is primarily attributable to increases in investment securities and loans, net of unearned discount, which were primarily funded by increases in other borrowings. Investment securities increased $211.9 million, or 20.18%, to $1.26 billion at June 30, 2004 from $1.05 billion at December 31, 2003, reflecting purchases of $447.8 million and maturities of $253.0 million. Loans, net of unearned discount, increased $71.3 million to $5.40 billion at June 30, 2004 from $5.33 billion at December 31, 2003, and the allowance for loan losses increased to $121.0 million at June 30, 2004 from $116.5 million at December 31, 2003, as further discussed under "--Loans and Allowance for Loan Losses." The overall increase in total assets was partially offset by a $35.9 million decline in our derivative instruments to $13.4 million from $49.3 million due to a decline in the fair value of certain derivative financial instruments, particularly $600.0 million notional amount of interest rate swap agreements designated as cash flow hedges which will mature in September 2004 and the maturity of $200.0 million notional amount of interest rate swap agreements, as further discussed under "--Interest Rate Risk Management." In addition, other assets decreased $18.6 million to $81.5 million at June 30, 2004 from $100.1 million at December 31, 2003. This decrease primarily results from a $9.2 million net decrease in other real estate, as further discussed under "--Loans and Allowance for Loan Losses," and a $2.9 million decrease in mortgage servicing rights.

         Total deposits reflected a slight decrease of $5.7 million, or 0.10%, from December 31, 2003 to $5.96 billion at June 30, 2004. The decrease is primarily attributable to the divestiture of two Midwest branch offices during the first and second quarters of 2004, which resulted in a reduction of our deposit base of approximately $23.4 million. This decrease is partially offset by an increase in deposits due to the expansion of our banking franchise with the opening of two de novo branch offices, one in West St. Louis County, Missouri and one in Houston, Texas. In addition, our continued deposit marketing efforts and efforts to further develop multiple account relationships with our customers, in addition to slightly higher deposit rates on certain products, have contributed to deposit growth despite continued aggressive competition within our market areas and an anticipated level of attrition associated with ongoing low deposit rates. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher-yielding time deposits.

         Other borrowings increased $259.1 million to $532.5 million at June 30, 2004 from $273.5 million at December 31, 2003. The increase is primarily attributable to $250.0 million of term securities sold under agreements to repurchase that we entered into during the first and second quarters of 2004, as further discussed in Note 9 to our Consolidated Financial Statements. Our note payable was fully repaid in April 2004 through dividends from our subsidiary bank, resulting in a decrease of $17.0 million since December 31, 2003. Our subordinated debentures decreased $2.5 million to $206.8 million at June 30, 2004 from $209.3 million at December 31, 2003. This decrease is primarily attributable to a decrease in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain issues of our subordinated debentures. The decrease was partially offset by the continued amortization of debt issuance costs that contributed to an increase in our subordinated debentures during the first six months of 2004.

         Our deferred income tax liability decreased from $41.7 million at December 31, 2003 to $24.6 million at June 30, 2004, and is primarily attributable to taxes associated with changes in our unrealized gains and losses on available-for-sale investment securities and changes in our derivative financial instruments.

         Stockholders' equity was $555.9 million and $549.8 million at June 30, 2004 and December 31, 2003, respectively, reflecting an increase of $6.1 million. The increase is primarily attributable to net income of $44.3 million, partially offset by a $37.8 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is comprised of $19.1 million associated with the change in our unrealized gains and losses on available-for-sale investment securities and $18.7 million associated with the change in our derivative financial instruments. The decrease is reflective of changes in prevailing interest rates as well as a decline in the fair value of our derivative financial instruments, specifically associated with $600.0 million notional amount of our interest rate swap agreements, designated as cash flow hedges, which will mature in September 2004.

                              Results of Operations

Net Income

         Net income was $26.0 million and $44.3 million for the three and six months ended June 30, 2004, respectively, compared to $14.7 million and $33.7 million for the comparable periods in 2003. Results for the three months ended June 30, 2004 reflect increased net interest income and noninterest income and a reduced provision for loan losses and noninterest expenses, partially offset by an increased provision for income taxes. Results for the six months ended June 30, 2004 over the comparable period in 2003 reflect increased net interest income and reduced provisions for loan losses and noninterest expenses, partially offset by a decline in noninterest income and an increased provision for income taxes. Our return on average assets was 1.43% and 1.22% for the three and six months ended June 30, 2004, respectively, compared to 0.82% and 0.95% for the comparable periods in 2003. Our return on average stockholders' equity was 18.21% and 15.72% for the three and six months ended June 30, 2004, respectively, compared to 11.03% and 12.82% for the comparable periods in 2003. Included in the first quarter of 2003 was a nonrecurring gain of $6.3 million, before applicable income taxes, relating to the exchange of part of our investment in Allegiant Bancorp, Inc., or Allegiant, for a 100% ownership interest in Bank of Ste. Genevieve, or BSG, located in Ste. Genevieve, Missouri.

The increase in earnings in 2004 continues to reflect our adaptation to the current interest rate environment and weak economic conditions that have prevailed in recent years. Our ongoing efforts to improve asset quality, maintain an acceptable net interest margin in the current low interest rate environment, improve our noninterest income and control operating expenses are reflected in our financial performance. We experienced continued growth of net interest income primarily resulting from the earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates as well as a $63.1 million net reduction in our subordinated debentures during the second quarter of 2003. However, prevailing low interest rates, generally weak loan demand and overall economic conditions continue to exert pressure on our net interest income. Our overall asset quality levels have substantially improved during the second quarter of 2004, resulting in a $19.1 million reduction in nonperforming assets since December 31, 2003. We also sold a majority of the leases in our commercial leasing portfolio on June 30, 2004 to further reduce our outstanding balances within this segment of our portfolio, consistent with our business strategy initiated in late 2002 to reduce our commercial leasing activities. Residual problems in our loan portfolio that primarily resulted from weak economic conditions in our markets remain a primary focus of management as we continue our ongoing efforts to further reduce our nonperforming asset levels. Due to economic conditions within our markets, we experienced higher-than-historical levels of loan charge-offs, loan delinquencies and nonperforming loans in 2003, which resulted in an increased provision for loan losses. Although we have realized a substantial reduction in nonperforming assets in 2004, we continue to monitor our loan and leasing portfolios and focus on asset quality and related challenges stemming from the current economic environment, including weak loan demand and lower prevailing interest rates.

         Noninterest income was $20.1 million and $40.7 million for the three and six months ended June 30, 2004, respectively, in comparison to $18.9 million and $44.5 million for the comparable periods in 2003. The decrease for the six months ended June 30, 2004 is primarily due to a nonrecurring $6.3 million gain recorded in the first quarter of 2003 on the exchange of part of our investment in the common stock of Allegiant for a 100% ownership interest in BSG. Excluding this transaction, noninterest income for the six months ended June 30, 2004 increased $2.5 million, or 6.41%, over the comparable period in 2003. The increase is attributable to increased service charges on deposit accounts and customer service fees, increased portfolio management fees associated with our institutional money management subsidiary, gains, net of expenses, recognized on the sale of two Midwest branch banking offices and a decrease in losses on the valuation or sale of certain assets, primarily related to our commercial leasing portfolio. This increase was partially offset by reduced loan servicing fees.

         Noninterest expense was $55.4 million and $108.0 million for the three and six months ended June 30, 2004, respectively, in comparison to $57.5 million and $111.1 million for the comparable periods in 2003. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, improved to 57.89% and 56.57% for the three and six months ended June 30, 2004, respectively, from 63.98% and 60.19% for the comparable periods in 2003. The decrease in noninterest expense reflects a reduction in expenses and losses, net of gains, on other real estate, primarily related to a $2.7 million gain recorded in February 2004 on the sale of a residential and recreational development property that was foreclosed on in January 2003, as further discussed under "--Loans and Allowance for Loan Losses." The decrease also reflects a reduction in write-downs on commercial operating leases as well as a decrease in occupancy and furniture and equipment expenses, primarily related to a lease termination obligation incurred in the second quarter of 2003. The decrease in noninterest expense was partially offset by an increase in salary and employee benefit costs associated with generally higher salary and employee benefit costs associated with employing and retaining qualified personnel, offset by a decrease in the allocation of direct loan origination costs from salaries and benefits expense to gains on loans sold and held for sale. This resulted from the slowdown in the volume of mortgage loans originated and sold coupled with an increase in the volume of mortgage loans originated that we retained in our loan portfolio, as further discussed under "--Loans and Allowance for Loan Losses."

Net Interest Income

         Net interest income (expressed on a tax equivalent basis) increased to $75.9 million and $150.9 million for the three and six months ended June 30, 2004, respectively, compared to $71.4 million and $140.9 million for the comparable periods in 2003, reflecting an increase of 6.35% and 7.08%, respectively. Net interest margin improved 13 basis points to 4.56% for the three months ended June 30, 2004, from 4.43% for the comparable period in 2003. Net interest margin improved 16 basis points to 4.56% for the six months ended June 30, 2004, from 4.40% for the comparable period in 2003. We credit the increase in net interest income primarily to lower rates on deposits and other borrowings, the earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates, increased average investment securities with higher yields and a $63.1 million net reduction in our outstanding subordinated debentures in 2003. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $15.4 million and $31.7 million to net interest income for the three and six months ended June 30, 2004, respectively, compared to $15.8 million and $30.8 million for the comparable periods in 2003. Average interest-earning assets increased to $6.70 billion and $6.65 billion for the three and six months ended June 30, 2004, respectively, from $6.46 billion for the three and six months ended June 30, 2003. The increase is primarily attributable to our acquisition of BSG on March 31, 2003, which provided assets of $115.1 million. In addition, the decline in prevailing interest rates led to the early redemption of $136.3 million of subordinated debentures, issued during 1997 and 1998, in the second quarter of 2003 and the issuance of $73.2 million of additional subordinated debentures at lower interest rates, while providing replacement regulatory capital through the associated trust preferred securities issued by our financing business and statutory trusts. In March 2003, we issued $25.8 million of subordinated debentures to First Bank Statutory Trust, and in April 2003, we issued $47.4 million of subordinated debentures to First Preferred Capital Trust IV. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall expense associated with our subordinated debentures. However, prevailing low interest rates, generally weak loan demand, increased competition and overall economic conditions continue to exert pressure on our net interest margin.

         Average investment securities were $1.26 billion and $1.21 billion for the three and six months ended June 30, 2004, respectively, in comparison to $950.7 million and $959.8 million for the comparable periods in 2003. The yield on our investment portfolio increased to 4.11% for the three and six months ended June 30, 2004, compared to 3.68% and 3.73% for the comparable periods in 2003, respectively. Funds available from maturities of investment securities were used to purchase additional investment securities during the first six months of 2004, including purchases of $250.0 million of callable U.S. Government agency securities. These securities represented the underlying securities associated with $250.0 million, in aggregate, of three-year reverse repurchase agreements under a master repurchase agreement that we consummated in the first and second quarters of 2004, as further described in Note 9 to our Consolidated Financial Statements.

         Average loans, net of unearned discount, were $5.38 billion and $5.35 billion for the three and six months ended June 30, 2004, respectively, compared to $5.39 billion and $5.38 billion for the comparable periods in 2003, reflecting decreases of $19.5 million and $23.1 million, respectively. The yield on our loan portfolio decreased to 6.27% and 6.32% for the three and six months ended June 30, 2004, respectively, compared to 6.68% and 6.77% for the comparable periods in 2003. We attribute the decline in the average balance and yields primarily to increased competition and general economic conditions within our market areas resulting in continued weak loan demand and decreases in prevailing interest rates. The reduced level of interest income earned on our loan portfolio was partially mitigated by the earnings associated with our interest rate swap agreements. Mortgage loans held for sale declined approximately $162.8 million due to a slowdown in overall loan volumes that began in the fourth quarter of 2003 as well as management's business strategy decision in mid-2003 to retain a portion of new residential mortgage loan production in our portfolio to offset continued weak loan demand in other sectors of our loan portfolio. This decision contributed to an increase in average real estate mortgage loan volumes retained in our portfolio of approximately $147.8 million. Average real estate construction and development loans increased approximately $80.7 million primarily as a result of seasonal increases on existing and available credit lines. Average lease financing volumes decreased approximately $64.7 million primarily resulting from our business strategy initiated in late 2002 to reduce our commercial leasing activities and the sale of a significant portion of the remaining leases in our commercial leasing portfolio in June 2004, as further discussed under "--Loans and Allowance for Loan Losses."

         Average deposits decreased to $6.01 billion and $6.00 billion for the three and six months ended June 30, 2004, respectively, from $6.05 billion and $6.07 billion for the comparable periods in 2003. For the three and six months ended June 30, 2004, the aggregate weighted average rate paid on our deposit portfolio decreased 36 basis points and 45 basis points to 1.36%, and 1.37%, respectively, compared to 1.72% and 1.82% for the comparable periods in 2003. We attribute the decline in rates paid primarily to rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges also contributed to the reduction in deposit rates paid on our time deposits. However, the continued competitive pressures on our deposit pricing within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The change in average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits increased to $4.07 billion and $4.06 billion for the three and six months ended June 30, 2004, respectively, from $3.98 billion and $3.96 billion for the comparable periods in 2003. Average total time deposits decreased to $1.93 billion and $1.94 billion for the three and six months ended June 30, 2004, respectively, from $2.07 billion and $2.11 billion for the comparable periods in 2003.

         Average other borrowings increased to $439.1 million and $413.9 million for the three and six months ended June 30, 2004, respectively, compared to $173.1 million and $177.2 million for the comparable periods in 2003. The aggregate weighted average rate paid on our other borrowings was 0.69% and 0.68% for the three and six months ended June 30, 2004, respectively, compared to 1.20% and 1.28% for the comparable periods in 2003, reflecting reductions in the current interest rate environment. The increase in average other borrowings is primarily attributable to $250.0 million of term securities sold under agreements to repurchase that we consummated during 2004 as further described in
Note 9 to our Consolidated Financial Statements.

         The aggregate weighted average rate paid on our note payable was 23.66% and 7.20% for the three and six months ended June 30, 2004, respectively, compared to 52.36% and 17.44% for the comparable periods in 2003. The unusually high weighted average rates paid reflect commitment, arrangement and other fees paid on our secured credit agreement. Amounts outstanding under our revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. However, the borrowing level for these periods has been minimal.

         Average subordinated debentures were $209.0 million and $210.0 million for the three and six months ended June 30, 2004, respectively, compared to $295.8 million and $288.9 million for the comparable periods in 2003. The aggregate weighted average rate paid on our subordinated debentures was 6.79% and 6.77% for the three and six months ended June 30, 2004, respectively, and 7.07% and 7.53% for the comparable periods in 2003. Interest expense on our subordinated debentures was $3.5 million and $7.1 million for the three and six months ended June 30, 2004, respectively, compared to $5.2 million and $10.8 million for the comparable periods in 2003. As previously discussed, the decrease for 2004 primarily reflects the redemption of $136.3 million of subordinated debentures and the issuance of $73.2 million of subordinated debentures at lower interest rates, as well as the earnings impact of our interest rate swap agreements as further discussed under "--Interest Rate Risk Management."

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated:

                                             Three Months Ended June 30,                        Six Months Ended June 30,
                                --------------------------------------------------- -----------------------------------------------
                                           2004                       2003                     2004                   2003
                                -------------------------- ------------------------ ------------------------ ----------------------
                                            Interest                Interest                 Interest                Interest
                                   Average  Income/ Yield/ Average  Income/ Yield/  Average  Income/  Yield/ Average Income/ Yield/
                                   Balance  Expense  Rate  Balance  Expense  Rate   Balance  Expense   Rate  Balance Expense  Rate
                                   -------  -------- ----  -------  -------  ----   -------  --------  ----  ------- -------  ----
                                                                      (dollars expressed in thousands)

             Assets
             ------
Interest-earning assets:
   Loans (1)(2)(3)(4).......... $5,375,102 83,861  6.27% $5,394,650 89,803  6.68% $5,354,228 168,189 6.32% $5,377,314 180,540  6.77%
   Investment securities (4)...  1,263,191 12,894  4.11     950,672  8,734  3.68   1,208,927  24,725 4.11     959,786  17,732  3.73
   Federal funds sold
      and other................     58,164    137  0.95     111,365    312  1.12      90,461     423 0.94     127,416     754  1.19
                                 --------- ------        ---------- ------        ---------- -------       ---------- -------
        Total interest-earning
          assets...............  6,696,457 96,892  5.82   6,456,687 98,849  6.14   6,653,616 193,337 5.84   6,464,516 199,026  6.21
                                           ------                   ------                   -------                  -------
Nonearning assets..............    631,260                  712,851                  641,890                  717,658
                                ----------               ----------               ----------               ----------
        Total assets........... $7,327,717               $7,169,538               $7,295,506               $7,182,174
                                ==========               ==========               ==========               ==========

         Liabilities and
      Stockholders' Equity
      --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................ $  854,874    824  0.39% $  866,540  1,478  0.68% $  861,793   1,791 0.42% $  853,487   3,151  0.74%
     Savings deposits..........  2,143,816  4,593  0.86   2,115,298  5,785  1.10   2,152,863   9,370 0.88   2,141,369  12,571  1.18
     Time deposits of $100
       or more (3).............    459,164  3,039  2.66     418,893  3,336  3.19     448,791   5,995 2.69     438,131   7,021  3.23
     Other time deposits (3)...  1,474,899  8,173  2.23   1,654,476 11,088  2.69   1,489,267  16,660 2.25   1,672,850  23,282  2.81
                                ---------- ------        ---------- ------        ---------- -------       ---------- -------
        Total interest-bearing
          deposits.............  4,932,753 16,629  1.36   5,055,207 21,687  1.72   4,952,714  33,816 1.37   5,105,837  46,025  1.82
   Other borrowings............    439,070    757  0.69     173,068    519  1.20     413,932   1,401 0.68     177,247   1,121  1.28
   Note payable (5)............      1,088     64 23.66         383     50 52.36       4,717     169 7.20       2,151     186 17.44
   Subordinated debentures (3).    209,036  3,529  6.79     295,788  5,212  7.07     209,963   7,067 6.77     288,851  10,787  7.53
                                ---------- ------        ---------- ------        ---------- -------       ---------- -------
        Total interest-bearing
          liabilities..........  5,581,947 20,979  1.51   5,524,446 27,468  1.99   5,581,326  42,453 1.53   5,574,086  58,119  2.10
                                           ------                   ------                   -------                  -------
Noninterest-bearing liabilities:
   Demand deposits.............  1,073,988                  994,395                1,047,866                  960,771
   Other liabilities...........     97,585                  116,351                   99,955                  116,621
                                ----------               ----------               ----------               ----------
        Total liabilities......  6,753,520                6,635,192                6,729,147                6,651,478
Stockholders' equity...........    574,197                  534,346                  566,359                  530,696
                                ----------               ----------               ----------               ----------
        Total liabilities and
          stockholders' equity. $7,327,717               $7,169,538               $7,295,506               $7,182,174
                                ==========               ==========               ==========               ==========

Net interest income............            75,913                   71,381                   150,884                  140,907
                                           ======                   ======                   =======                  =======
Interest rate spread...........                    4.31                     4.15                     4.31                      4.11
Net interest margin (6)........                    4.56%                    4.43%                    4.56%                     4.40%
                                                  =====                    =====                    =====                     =====
--------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately
    $307,000 and $625,000 for the three and six months ended June 30, 2004, and  $368,000 and $731,000 for the comparable periods in
    2003, respectively.
(5) Interest expense on the note payable includes commitment, arrangement and renewal fees.
(6) Net interest margin is the ratio of net interest income  (expressed on  a  tax-equivalent  basis)  to  average  interest-earning assets.


Provision for Loan Losses

         The provision for loan losses was $3.0 million and $15.8 million for the three and six months ended June 30, 2004, respectively, compared to $10.0 million and $21.0 million for the comparable periods in 2003. Net loan charge-offs were $5.4 million and $10.8 million for the three and six months ended June 30, 2004, respectively, compared to $10.8 million and $13.3 million for the comparable periods in 2003. In 2003, we continued to experience the higher level of problem loans and related loan charge-offs and past due loans that we began to experience in early 2002. This was a result of economic conditions within our markets, additional problems identified in certain acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. The reduced provision during the second quarter of 2004 resulted from an overall improvement in asset quality and a reduction in nonperforming loans, primarily resulting from significant loan payoffs. Nonperforming assets were $67.4 million at June 30, 2004, reflecting a substantial decline from $90.2 million at March 31, 2004, $86.5 million at December 31, 2003 and $83.2 million at June 30, 2003. The decrease in nonperforming assets during 2004 primarily reflects transactions associated with three significant customer relationships:
(a) the sale of a residential and recreational development property that was foreclosed on in January 2003 with a carrying value of $9.2 million, representing approximately 83.0% of total other real estate assets at the time of sale; (b) a $13.9 million commercial credit relationship in the southern California region that had been downgraded to nonaccrual status in March 2004, for which a $3.9 million charge-off and a $10.0 million cash payment were recorded in the second quarter of 2004; and (c) the sale of a $7.3 million St. Louis region commercial credit relationship in the second quarter of 2004 that had been on nonaccrual status, as further discussed under "--Loans and Allowance for Loan Losses." Our allowance for loan losses was $121.0 million at June 30, 2004, compared to $124.9 million at March 31, 2004, $116.5 million at December 31, 2003 and $107.8 million at June 30, 2003. Management expects nonperforming loans to remain at somewhat elevated levels throughout most of 2004 and considers this in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $20.1 million and $40.7 million for the three and six months ended June 30, 2004, respectively, in comparison to $18.9 million and $44.5 million for the comparable periods in 2003. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, investment income on bank owned life insurance and other miscellaneous income. The reduction experienced in the first six months of 2004 is primarily attributable to a $6.3 million gain recorded in March 2003 on the exchange of common stock of Allegiant, as further discussed below. Excluding this nonrecurring transaction in the first quarter of 2003, noninterest income for the three and six months ended June 30, 2004 increased $1.2 million, or 6.23%, and $2.5 million, or 6.41%, respectively, from the comparable periods in 2003.

         Service charges on deposit accounts and customer service fees were $9.8 million and $18.7 million for the three and six months ended June 30, 2004, respectively, in comparison to $9.0 million and $17.6 million for the comparable periods in 2003. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances, our acquisition of BSG completed in March 2003, additional products and services available and utilized by our retail and commercial customers, and increases in non-sufficient fund and returned check fee rates that became effective in December 2003.

         The gain on mortgage loans sold and held for sale was $4.0 million and $8.2 million for the three and six months ended June 30, 2004, respectively, in comparison to $3.6 million and $8.1 million for the comparable periods in 2003. The slowdown in the volume of mortgage loans originated and sold that was initially experienced in the fourth quarter of 2003 continued into 2004 resulting in reduced gains on mortgage loans sold and held for sale. However, a decrease in the allocation of direct loan origination costs from salaries and benefits as a result of a change in the fallout percentage resulted in the overall net increase for the periods noted. The fallout percentage represents the percentage of the number of loan applications that do not result in the ultimate origination of a loan divided by the total number of loan applications received.

         In March 2003, we recorded a $6.3 million nonrecurring gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership interest in BSG. There were no net gains on sales of available-for-sale investment securities for the six months ended June 30, 2004.

         Gains, net of expenses, on the sale of two Midwest branch banking offices totaled $1.0 million for the six months ended June 30, 2004. There were no sales of branch banking offices for the comparable period in 2003. On February 6, 2004, we sold one of our Missouri branch banking offices, resulting in a $390,000 gain, net of expenses, upon consummation of this transaction. Additionally, on April 16, 2004, we sold one of our Illinois banking offices, resulting in a $630,000 gain, net of expenses, upon consummation of the transaction.

         Other income was $4.4 million and $10.1 million for the three and six months ended June 30, 2004, respectively, in comparison to $4.6 million and $9.4 million for the comparable periods in 2003. We attribute the primary components of the fluctuations in 2004 to:

         >>    increased  portfolio   management  fee  income  of  $1.1  million
               associated with our Institutional Money Management division;

         >> a net decrease in losses on the valuation or sale of certain assets of $694,000, primarily related to our commercial leasing portfolio. Net losses for 2004 were $438,000 and included a $750,000 write-down on repossessed jet engine equipment associated with our commercial leasing business. Net losses for 2003 of $1.1 million primarily related to the disposition of fixed assets, including approximately $419,000 in losses on the disposal of leasing equipment;

         >> an increase in income associated with standby letters of credit of $431,000;

         >>    an increase of $408,000 in fees from fiduciary activities; and

         >>    our acquisition of BSG completed during 2003; partially offset by

         >> net losses on derivative instruments in 2004 compared to net gains on derivative instruments in 2003 resulting from changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. Net losses on derivative instruments were $487,000 and $455,000 for the three and six months ended June 30, 2004, respectively, compared to net gains on derivative instruments of $419,000 and $426,000 for the comparable periods in 2003;

         >> a decline of $503,000 in loan servicing fees. The net decrease is primarily attributable to increased amortization of mortgage servicing rights, offset by a lower level of interest shortfall and an increase in fees from loans serviced for others. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner;

         >> a decline of $465,000 in rental income associated with our reduced commercial leasing activities; and

         >> a decline of $148,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand.

Noninterest Expense

         Noninterest expense was $55.4 million and $108.0 million for the three and six months ended June 30, 2004, respectively, in comparison to $57.5 million and $111.1 million for the comparable periods in 2003. Our efficiency ratio improved to 57.89% and 56.57% for the three and six months ended June 30, 2004, respectively, from 63.98% and 60.19% for the comparable periods in 2003. The decrease in noninterest expense primarily reflects a decline in expenses and losses, net of gains, on other real estate owned and a decrease in write-downs on various operating leases associated with our commercial leasing business, partially offset by an increase in salaries and employee benefits expense. These expenses and losses are included in other expense in our consolidated statements of income as further discussed below.

         Salaries and employee benefits were $28.2 million and $55.9 million for the three and six months ended June 30, 2004, respectively, in comparison to $25.0 million and $48.3 million for the comparable periods in 2003. We attribute the overall increase to increased salary and benefit expenses associated with our acquisition of BSG in 2003 and generally higher salary and employee benefit costs associated with employing and retaining qualified personnel. The increase is also attributable to a lower allocation of direct loan origination costs from salaries and benefits expense to gains on mortgage loans sold and held for sale due to a slowdown in the volume of mortgage loans originated and sold, management's decision to retain a portion of new mortgage loan production in our real estate mortgage portfolio in mid-2003 and a change in the fallout percentage associated with the allocation.

         Occupancy, net of rental income, and furniture and equipment expense totaled $8.7 million and $17.8 million for the three and six months ended June 30, 2004, respectively, in comparison to $10.1 million and $19.6 million for the comparable periods in 2003. The decrease is partially attributable to decreased rent expense associated with various lease terminations in 2003, including a $1.0 million lease termination obligation recorded in the second quarter of 2003 associated with the relocation of our San Francisco-based loan administration department to southern California and a $200,000 lease buyout on a California branch facility recorded in the first quarter of 2003. However, these overall expenses remain at relatively higher levels and are attributable to acquisitions, technology expenditures for equipment, continued expansion and renovation of various corporate and branch offices and the relocation of certain branches and operational areas.

         Information technology fees were $8.0 million and $16.0 million for the three and six months ended June 30, 2004, respectively, in comparison to $8.4 million and $16.4 million for the comparable periods in 2003. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and operational support services to our subsidiaries and us. We attribute the level of fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, offset by expense reductions resulting from the data processing conversion of BSG completed in 2003 and the achievement of certain efficiencies associated with the implementation of certain technology projects.

         Legal, examination and professional fees were $1.7 million and $3.3 million for the three and six months ended June 30, 2004, respectively, in comparison to $2.2 million and $3.8 million for the comparable periods in 2003. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs related to acquired entities have all contributed to the overall expense levels in 2003 and 2004. The overall decrease in these fees in 2004 is primarily associated with higher legal fees paid in 2003 related to an ongoing lawsuit that reached final resolution in the second quarter of 2004.

         Amortization of intangibles associated with the purchase of subsidiaries was $658,000 and $1.3 million for the three and six months ended June 30, 2004, respectively, in comparison to $658,000 and $1.2 million for the comparable periods in 2003. The increase for the first six months of 2004 is solely attributable to core deposit intangibles associated with our acquisition of BSG in March 2003.

         Communications and advertising and business development expenses remained consistent at $1.7 million and $3.5 million for the three and six months ended June 30, 2004, respectively, compared to $1.6 million and $3.5 million for the comparable periods in 2003. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts. The recent expansion of our sales, marketing and product group is expected to contribute to higher expenditures and is consistent with our continued focus on expanding our banking franchise and the products and services available to our customers.

         Other expense was $5.2 million and $7.8 million for the three and six months ended June 30, 2004, respectively, in comparison to $8.4 million and $15.8 million for the comparable periods in 2003. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees and sales taxes. The decrease is primarily attributable to:

         >> a decrease of $4.6 million on expenditures and losses, net of gains, on other real estate. In February 2004, we recorded a $2.7 million gain on the sale of a residential and recreational development property that was transferred to other real estate in January 2003, as further discussed under "--Loans and Allowance for Loan Losses," as well as approximately $390,000 in gains recorded on the sale of two additional holdings of other real estate. Net expenditures on other real estate for the first six months of 2003 were $1.5 million and primarily included expenditures associated with the operation of the residential and recreational development property that was sold in February 2004 as well as a $200,000 expenditure associated with an unrelated residential real estate property located in the northern California region; and

         >> a $3.6 million decrease in write-downs on various operating leases associated with our commercial leasing business, primarily as a result of reductions in estimated residual values. For the first six months of 2004, we recorded write-downs of $187,000, compared to $3.7 million for the comparable period in 2003; partially offset by

         >>    expenses  associated with our acquisition  completed during 2003;
               and

         >>    continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $11.3 million and $22.9 million for the three and six months ended June 30, 2004, respectively, in comparison to $7.7 million and $18.8 million for the comparable periods in 2003. The effective tax rate was 30.30% and 34.08% for the three and six months ended June 30, 2004, respectively, in comparison to 34.35% and 35.77% for the comparable periods in 2003. The decrease in the effective tax rate is primarily attributable to the reversal of a $2.8 million tax reserve that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding this transaction, the effective tax rate was 37.80% and 38.25% for the three and six months ended June 30, 2004, reflecting higher taxable income and the merger of our two bank charters on March 31, 2003, which has resulted in higher taxable income allocations in states where we file separate state tax returns.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we held as of June 30, 2004 and December 31, 2003 are summarized as follows:

                                                                      June 30, 2004             December 31, 2003
                                                                ------------------------    ------------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $1,100,000       2,825      1,250,000         2,857
         Fair value hedges....................................     276,200      10,992        326,200        12,614
         Interest rate cap agreements.........................     450,000          --        450,000            --
         Interest rate lock commitments.......................      13,800          --         15,500            --
         Forward commitments to sell
           mortgage-backed securities.........................      42,000          --         58,500            --
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

         During the three and six months ended June 30, 2004, we realized net interest income on our derivative financial instruments of $15.4 million and $31.7 million, respectively, in comparison to $15.8 million and $30.8 million for the comparable periods in 2003. The increase is primarily attributable to interest income associated with the additional swap agreements that we entered into during March, April and July 2003 as well as the continued decline in prevailing interest rates in 2003. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $487,000 and $455,000 for the three and six months ended June 30, 2004, respectively, in comparison to net gains on derivative instruments of $419,000 and $426,000 for the comparable periods in 2003. The decrease in 2004 reflects changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges

         During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured on March 14, 2004. The amount receivable by us under the swap agreements was $3.8 million and $3.9 million at June 30, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $967,000 and $1.1 million at June 30, 2004 and December 31, 2003, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2004 and December 31, 2003 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2004:
             September 20, 2004..............................  $  600,000        1.30%         6.78%     $   6,742
             March 21, 2005..................................     200,000        1.18          5.24          4,556
             April 2, 2006...................................     100,000        1.18          5.45          4,029
             July 31, 2007...................................     200,000        1.15          3.08         (3,873)
                                                               ----------                                ---------
                                                               $1,100,000        1.24          5.71      $  11,454
                                                               ==========       =====         =====      =========

         December 31, 2003:
             March 14, 2004..................................  $  150,000        1.20%         3.93%     $     879
             September 20, 2004..............................     600,000        1.30          6.78         23,250
             March 21, 2005..................................     200,000        1.18          5.24          8,704
             April 2, 2006...................................     100,000        1.18          5.45          6,881
             July 31, 2007...................................     200,000        1.15          3.08            501
                                                               ----------                                ---------
                                                               $1,250,000        1.24          5.49      $  40,215
                                                               ==========       =====         =====      =========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $3.9 million and $5.2 million at June 30, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $375,000 and $537,000 at June 30, 2004 and December 31, 2003, respectively. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities. This $50.0 million notional swap agreement matured in January 2004.

         >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $86.3 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.75% and 1.97%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at June 30, 2004 or December 31, 2003. The $86.3 million notional amount interest rate swap agreement was called by its counterparty in November 2002 resulting in final settlement of this swap agreement in December 2002. In addition, the $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 14, 2003 resulting in final settlement of this swap agreement on June 30, 2003. There was no gain or loss recorded as a result of these transactions.

         >> During March 2003 and April 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at June 30, 2004 or December 31, 2003.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2004 and December 31, 2003 were as follows:

                                                                  Notional  Interest Rate  Interest Rate    Fair
                          Maturity Date                            Amount       Paid         Received       Value
                          -------------                            ------       ----         --------       -----
                                                                         (dollars expressed in thousands)

         June 30, 2004:
             January 9, 2006..................................  $ 150,000        1.14%         5.51%      $  6,096
             December 31, 2031................................     55,200        3.41          9.00          1,246
             March 20, 2033...................................     25,000        3.66          8.10         (1,944)
             June 30, 2033....................................     46,000        3.69          8.15         (3,502)
                                                                ---------                                 --------
                                                                $ 276,200        2.25          6.88       $  1,896
                                                                =========       =====         =====       ========

         December 31, 2003:
             January 9, 2004 (1)..............................  $  50,000        1.15%         5.37%      $     --
             January 9, 2006..................................    150,000        1.15          5.51          9,932
             December 31, 2031................................     55,200        3.44          9.00          2,499
             March 20, 2033...................................     25,000        3.69          8.10         (1,270)
             June 30, 2033....................................     46,000        3.72          8.15         (2,008)
                                                                ---------                                 --------
                                                                $ 326,200        2.10          6.65       $  9,153
                                                                =========       =====         =====       ========
             ---------------
             (1)Hedge accounting treatment was discontinued in September 2003 as further discussed above.

Interest Rate Cap Agreements

         In conjunction with our interest rate swap agreements designated as cash flow hedges that mature in September 2004, we also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2004 and December 31, 2003, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was zero.

Pledged Collateral

         At June 30, 2004 and December 31, 2003, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a carrying value of $231,000 and $229,000, respectively, in connection with our interest rate swap agreements. At June 30, 2004 and December 31, 2003, we had pledged cash of $5.1 million and $700,000, respectively, as collateral in connection with our interest rate swap agreements. At June 30, 2004 and December 31, 2003, we had accepted cash of $15.9 million and $51.3 million, respectively, as collateral in connection with our interest rate swap agreements.

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

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 86.7% and 87.2% of total interest income for the three and six months ended June 30, 2004, respectively, in comparison to 91.1% and 90.9% for the comparable periods in 2003. Total loans, net of unearned discount, increased $71.3 million, or 1.34%, to $5.40 billion, or 73.7% of total assets, at June 30, 2004, compared to $5.33 billion, or 75.0% of total assets, at December 31, 2003. The continued low loan demand from our commercial customers during 2004, indicative of increased competition and the current economic conditions prevalent within most of our markets, contributed to a modest increase in total loans. The overall increase in loans, net of unearned discount, is primarily attributable to:

         >> an increase of $119.5 million in our real estate construction and development portfolio resulting primarily from seasonal increases on existing and available credit lines;

         >> an increase of $23.6 million in our real estate mortgage portfolio primarily associated with management's business strategy decision in mid 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio; and

         >> an increase of $19.2 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, offset by a combination of management's business strategy decision in mid-2003 to retain a portion of the new residential mortgage loan production in our portfolio, as discussed above, and an overall slowdown in loan origination volumes experienced during the fourth quarter of 2003 and continuing through the first six months of 2004; partially offset by

         >> a decrease of $16.0 million in our commercial, financial and agricultural portfolio, primarily related to two significant commercial credits as further discussed below;

         >> a decrease of $57.7 million in our lease financing portfolio primarily resulting from the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by approximately $33.1 million to $9.6 million on June 30, 2004; the remaining decline in balance was consistent with the discontinuation of our New Mexico based leasing operation during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy resulting in reduced commercial leasing activities; and

         >> a decrease of $17.3 million in consumer and installment loan volumes, reflecting the continued decline of new loans and the repayment of principal on our existing portfolio consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2004 and December 31, 2003:

                                                                                   June 30,        December 31,
                                                                                     2004              2003
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)

         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $    19,592          26,876
         Real estate construction and development:
              Nonaccrual.....................................................          7,560           6,402
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual.....................................................         16,864          21,611
              Restructured...................................................             12              13
           Multi-family residential loans:
              Nonaccrual.....................................................            138             804
           Commercial real estate loans:
              Nonaccrual.....................................................         17,925          13,994
         Lease financing:
              Nonaccrual.....................................................          3,167           5,328
         Consumer and installment:
              Nonaccrual.....................................................            264             336
                                                                                 -----------      ----------
                  Total nonperforming loans..................................         65,522          75,364
         Other real estate...................................................          1,913          11,130
                                                                                 -----------      ----------
                  Total nonperforming assets.................................    $    67,435          86,494
                                                                                 ===========      ==========

         Loans, net of unearned discount.....................................    $ 5,399,383       5,328,075
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     2,551           2,776
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................           2.24%           2.19%
              Nonperforming loans to loans...................................           1.21            1.41
              Allowance for loan losses to nonperforming loans...............         184.62          154.52
              Nonperforming assets to loans and other real estate............           1.25            1.62
                                                                                 ===========      ==========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $65.5 million at June 30, 2004, in comparison to $87.4 million at March 31, 2004, $75.4 million at December 31, 2003 and $68.0 million at June 30, 2003. Other real estate owned was $1.9 million, $2.9 million, $11.1 million and $15.1 million at June 30, 2004, March 31, 2004,
December 31, 2003 and June 30, 2003, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $67.4 million at June 30, 2004, compared to $90.2 million at March 31, 2004, $86.5 million at December 31, 2003 and $83.2 million at June 30, 2003. The 22.0% net decrease in nonperforming assets during the first six months of 2004 reflects the following significant changes:

         >> On February 9, 2004, we sold a residential and recreational development property that had been held as other real estate since January 2003. Prior to foreclosure, the real estate construction and development loan had been on nonaccrual status due to significant financial difficulties, inadequate project financing, project delays and weak project management. At the time of sale, the property had a carrying value of $9.2 million, representing approximately 83.0% of our total other real estate assets. We recorded a gain, before applicable income taxes, of approximately $2.7 million on the sale of this property;

         >> In March 2004, we downgraded a $13.9 million commercial credit relationship in the southern California region to nonaccrual status, representing approximately 15.9% of nonperforming loans at March 31, 2004. On April 29, 2004, we recorded a $3.9 million charge-off on this credit relationship as a result of workout negotiations with the borrower and on May 7, 2004, the remaining net balance of $10.0 million was refinanced by an independent third party, resulting in our receipt of a cash payment on the remaining net balance of this credit relationship;

         >> On January 5, 2004, we funded a $5.3 million letter of credit associated with a commercial credit relationship in the St. Louis region. Additionally, in January 2004, we recorded a $750,000 charge-off on this credit relationship and downgraded the remaining balance to nonaccrual status, bringing the total commercial credit relationship on nonaccrual status to approximately $7.3 million. On April 30, 2004, we sold the entire $7.3 million commercial credit relationship to an independent third party for $9.6 million and recorded a $2.3 million recovery of previously recorded charge-offs; and

         >> On June 30, 2004, we completed the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by $33.1 million to $9.6 million. The level of nonperforming loans related to the remaining lease portfolio was $3.2 million at June 30, 2004, compared to $3.1 million, $5.3 million and $10.9 million at March 31, 2004, December 31, 2003 and June 30, 2003, respectively.

         Loan charge-offs were $12.8 million and $24.3 million for the three and six months ended June 30, 2004, respectively, in comparison to $14.9 million and $23.7 million for the comparable periods in 2003. Loan charge-offs, net of recoveries, were $5.4 million and $10.8 million for the three and six months ended June 30, 2004, respectively, in comparison to $10.8 million and $13.3 million for the comparable periods in 2003. Our allowance for loan losses as a percentage of loans, net of unearned discount, decreased to 2.24% at June 30, 2004 from 2.34% at March 31, 2004, and increased from 2.19% at December 31, 2003, and our allowance for loan losses as a percentage of nonperforming loans increased to 184.62% at June 30, 2004, from 142.94% at March 31, 2004 and 154.52% at December 31, 2003. The allowance for loan losses was $121.0 million at June 30, 2004, compared to $124.9 million at March 31, 2004, $116.5 million at December 31, 2003 and $107.8 million at June 30, 2003. As reflected in the table below, a $1.0 million specific reserve was established in December 2003 for the estimated loss associated with the $5.3 million unfunded letter of credit. As discussed above, the letter of credit was subsequently funded as a loan on January 5, 2004, and the related $1.0 million specific reserve was transferred to the allowance for loan losses. In addition, on June 30, 2004, we transferred approximately $1.5 million from the allowance for loan losses to a contingent liability related to recourse obligations associated with the sale of certain leases in our commercial leasing portfolio, as further described in Footnote 2 and Footnote 10 to our Consolidated Financial Statements. We continue to closely monitor our loan and leasing portfolios and address the ongoing challenges posed by the current economic environment, including reduced loan demand within our markets and lower prevailing interest rates. Despite the improvement in nonperforming assets during the second quarter of 2004, nonperforming assets continue to remain at somewhat elevated levels that initially began in late 2001 with the decline in economic conditions. We anticipate the level of nonperforming assets to remain at these elevated levels throughout most of 2004 and consider this in our overall assessment of the adequacy of the allowance for loan losses.

         Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors from our actual loss experience and from published national surveys of norms in the industry. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, geographic and credit concentrations, and other factors. The allowance is adjusted for incremental risk factors identified for individual segments within the loan portfolio. Based on this evaluation, additional provisions may be required due to the perceived risk of particular portfolios. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provisions necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, the ratio of net loans to total assets and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

         The following table is a summary of our loan loss experience for the three and six months ended June 30, 2004 and 2003:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ----------------------        -------------------
                                                                2004          2003           2004          2003
                                                                ----          ----           ----          ----
                                                                       (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.....  $ 124,871     108,696         116,451       99,439
         Acquired allowances for loan losses................         --          --              --          757
         Other adjustments (1)(2)...........................     (1,479)         --            (479)          --
                                                              ---------    --------        ---------    --------
                                                                123,392     108,696         115,972      100,196
                                                              ---------    --------        --------     --------
         Loans charged-off..................................    (12,801)    (14,928)        (24,295)     (23,665)
         Recoveries of loans previously charged-off.........      7,375       4,080          13,539       10,317
                                                              ---------    --------        --------     --------
         Net loan charge-offs...............................     (5,426)    (10,848)        (10,756)     (13,348)
                                                              ---------    --------        --------     --------
         Provision for loan losses..........................      3,000      10,000          15,750       21,000
                                                              ---------    --------        --------     --------
         Allowance for loan losses, end of period...........  $ 120,966     107,848         120,966      107,848
                                                              =========    ========        ========     ========
         ---------------
         (1)   In December 2003, we established a $1.0 million  specific reserve for estimated  losses  on a $5.3 million  letter of credit that was recorded in accrued  and other liabilities in our consolidated balance sheets.  On January  5,  2004,
               the letter of credit was fully  funded as a loan.  Consequently,  the  related  $1.0  million   specific  reserve was
               reclassified   from  accrued  and  other liabilities to the allowance for loan losses.
         (2)   On June 30, 2004, we reclassified $1.5 million from the allowance for loan losses to accrued and other liabilities to establish a specific reserve associated with the lease portfolio sale and  related  recourse  obligations for certain leases sold.

                                    Liquidity

         Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $1.01 billion and $726.9 million at June 30, 2004 and December 31, 2003, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, other borrowings and our note payable, at June 30, 2004:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings         Total
                                                                 -------------------     ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................    $174,255            175,548           349,803
         Over three months through six months.....................      59,670                 --            59,670
         Over six months through twelve months....................      85,743                 --            85,743
         Over twelve months.......................................     155,865            357,000           512,865
                                                                      --------           --------         ---------
              Total...............................................    $475,533            532,548         1,008,081
                                                                      ========           ========         =========

         In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2004 and December 31, 2003, First Bank's borrowing capacity under the agreement was approximately $809.2 million and $909.3 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $460.7 million and $449.5 million at June 30, 2004 and December 31, 2003, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $7.0 million at June 30, 2004 and December 31, 2003, First Bank had no amounts outstanding under either of these borrowing arrangements at June 30, 2004 and December 31, 2003.

         In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at June 30, 2004 are as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than     Over
                                                               1 Year          5 Years       5 Years       Total
                                                               ------          -------       -------       -----
                                                                       (dollars expressed in thousands)

         Operating leases..................................  $    4,435         20,119       21,161       45,715
         Certificates of deposit...........................   1,204,489        730,621          251    1,935,361
         Other borrowings..................................     175,548        356,000        1,000      532,548
         Subordinated debentures...........................          --             --      206,795      206,795
         Other contractual obligations.....................         586          2,717           29        3,332
                                                             ----------     ----------     --------    ---------
              Total........................................  $1,385,058      1,109,457      229,236    2,723,751
                                                             ==========     ==========     ========    =========

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

                       Effects of New Accounting Standards

         In December 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. On December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of our five statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in July 2003, the Board of Governors of the Federal Reserve System, or Board, issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. As discussed in Note 7 to our Consolidated Financial
Statements, the Board requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in their Tier 1 capital, subject to stricter quantitative and qualitative standards, which would result in a reduction of our regulatory capital ratios

         On July 27, 2004, the FASB's Derivatives Implementation Group issued guidance on Statement of Financial Accounting Standards, or SFAS, No. 133 Implementation Issue No. G25, or DIG Issue G25. DIG Issue G25 clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. The new guidance permits the use of the first-payments-received technique in a cash flow hedge of the variable prime-rate based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing loans, provided the hedging relationship meets all other conditions in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, for cash flow hedge accounting. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date, as further discussed below, and any derivative gains or losses in other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 under SFAS No. 133. We currently have pre-existing cash flow hedging relationships that are inconsistent with the guidance in DIG Issue G25. As of June 30, 2004, our other comprehensive income included a $7.4 million gain attributable to these pre-existing cash flow hedging relationships. However, $4.4 million of this gain is attributable to hedges that will mature prior to the effective date of the implementation of DIG Issue G25. We may be required to de-designate the remaining specific hedging relationships and accrete the associated gain into noninterest income over the remaining lives of the respective hedging relationships. The guidance from DIG Issue G25 is effective for the fiscal quarter beginning after August 9, 2004 and should be applied to all hedging relationships as of the effective date. We are currently evaluating the requirements of the guidance from the FASB on DIG Issue G25 and the overall impact on our consolidated financial statements or results of operations.

         In March 2004, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 105 -- Application of Accounting Principles to Loan Commitments, or SAB 105, which provides guidance regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Through specific guidance on valuation-recognition model inputs to measure loan commitments accounted for at fair value, SAB 105 limits the opportunity for recognition of an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding. SAB 105 requires that the measurement of fair value include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004, and permits continued use of previously applied accounting policies to loan commitments entered into on or before March 31, 2004. The implementation of SAB 105 did not have a material impact on our consolidated financial statements or results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2003, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.9% of net interest income, based on assets and liabilities at December 31, 2003. At June 30, 2004, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002 and 2003, is reflected in our net interest margin for the three and six months ended June 30, 2004 as compared to the comparable periods in 2003 and further discussed under "--Results of Operations." During the three and six months ended June 30, 2004, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

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

                           Part II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

              Exhibit Number                     Description
              --------------                     -----------

                  10.3 Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 - filed herewith.

                  10.4 Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 - filed herewith.

                  10.5        Service Agreement by and between First Banks, Inc.
                              and First Services, L.P., dated May 1, 2004 - filed herewith.


                  31 Rule 13a-14(a) / 15d-14 (a) Certifications - filed herewith.

                  32          Section 1350 Certifications - filed herewith.

(b) We filed a Current Report on Form 8-K on April 23, 2004. Item 12 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three months ended March 31, 2004. A copy of the press release was included as Exhibit 99.2.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIRST BANKS, INC.



August 13, 2004               By: /s/ Allen H. Blake
                                  --------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                                                    Exhibit 10.3
                                SERVICE AGREEMENT

         THIS SERVICE AGREEMENT is made and entered into as of the 1st day of May, 2004, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANKS, INC., a bank holding company duly organized and existing by virtue of the laws of the State of Missouri.

         WHEREAS, FIRST BANKS, INC. and FIRST SERVICES, L.P. entered into a Service Agreement dated October 15, 2001; and

         WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about October 15, 2001; and

         WHEREAS, FIRST SERVICES, L.P. and FIRST BANKS, INC. desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

   I      TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated October 15, 2001, and hereby substitute in its place the Service Agreement herein contained.

   II     SERVICES

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

          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed on the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Banks, Inc.'s designated representative to arrange for the purchase and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Banks, Inc. for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
          E. First Services, L.P. will provide e-mail, Internet and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          F. Processing priorities will be determined by mutual agreement of the parties hereto.

   III.   TERM

         The term of this Agreement shall be twelve (12) months commencing on May 1, 2004. Upon expiration, the Agreement will automatically renew for successive t erms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide a reasonable time allowance to allow First Banks, Inc. to convert to another system.

   IV.    SOFTWARE / FIRMWARE

         Unmodified  third  party  software  or   firmware ("Software")  may  be
         supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

   V.     PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth on the Product and Price Schedule (Attachment 1) including, where applicable, minimum monthly charges and payment schedules for one-time fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.

          C. The Base Service Charge listed on the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services may be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Banks, Inc.'s behalf that are to be billed to First Banks, Inc. without mark-up.
          E. The fees listed on the Product and Price Schedule (Attachment 1) do not include and First Banks, Inc. is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center and First Banks, Inc.'s sites. Where First Banks, Inc. has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Feed are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Banks, Inc.'s request on an as available basis at First Services, L.P.'s then current charges for time and materials, plus reasonable travel and living expenses.

   VI.    CLIENT OBLIGATIONS

          A. First Banks, Inc. shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Banks, Inc. has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Banks, Inc. will provide at its own expense or procure from First Services, L.P., all equipment, computer software communication lines and interface devices required to access the First Services, L.P. System. If First Banks, Inc. has elected to provide such items itself, First Services, L.P. shall provide First Banks, Inc. with a list of compatible equipment and software.
          B. First Banks, Inc. shall designate appropriate First Banks, Inc. personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Banks, Inc.'s sites during normal business hours for conversion and shall cooperate with First services, L.P. personnel in the conversion and implementation of the services.
          C. First Banks, Inc. shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services,

               L.P. to reconcile any out of balance conditions. First Banks, Inc. shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Banks, Inc. shall furnish or, if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

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

   VIII.  CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Banks, Inc.'s business provided to First Services, L.P. by First Banks, Inc., or information relating to First Banks, Inc.'s customers, as confidential and shall safe-guard First Banks, Inc.'s information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Banks, Inc. agree that master and transaction data files are owned by and constitute property of First Banks, Inc. data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Banks, Inc.'s premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.
          B. First Services, L.P. agrees now and at all times in the future that all such confidential information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such confidential information only in connection with its performance under this Agreement. Confidential information shall be returned to First Banks, Inc. or destroyed upon First Banks, Inc.'s request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Banks, Inc.'s records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First Services, L.P. agrees to permit First Banks, Inc. to audit First Services, L.P.'s compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

   IX.    FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

          A. First Banks, Inc. shall not use or disclose to any third persons any confidential information concerning First Services, L.P. Confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of First Banks, Inc. First Banks, Inc.'s obligations under this Section IX shall survive the termination or expiration of this Agreement.
          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Banks, Inc. agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to First Services, L.P.'s system.

   X.     WARRANTIES

         First Services, L.P. will accurately process First Banks, Inc.'s work provided that First Banks, Inc. supplies accurate data and follows the procedures described in First Services, L.P.'s user manuals, notices and advices. First Services, L.P. personnel will exercise due care in the processing of First Banks, Inc.'s work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Banks, Inc.

   XI.    LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANKS, INC.'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE UNDER THIS AGREEMENT, REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN

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

   XII.   PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Banks, Inc. have mutually agreed upon in writing, are necessary to properly account for the previous day's activity and properly notify First Banks, Inc. of overdraft, NSF or return items. A significant error is one that impairs First Banks, Inc.'s ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Banks, Inc. reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.
          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Banks, Inc.'s error or omission, First Banks, Inc.'s sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any performance standards, alone or in combination, for the prescribed measurement period, First Banks, Inc. shall notify First Services, L.P. of its intent to terminate this Agreement if First

               Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Banks, Inc. promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required performance standards during the re-measurement period, First Banks, Inc. may terminate this Agreement and First Services, L.P. shall cooperate with First Banks, Inc. to achieve an orderly transition to First Banks, Inc.'s replacement processing system. First Banks, Inc. may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this Agreement. During the period of transition, First Banks, Inc. shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Banks, Inc. for services relating to First Banks, Inc.'s deconversion.
          D. Audit - First Banks, Inc. shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Banks, Inc.

   XIII.  BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Banks, Inc. as soon as possible after it deems a service outage to be a disaster. First Services, L.P. shall move the processing of First Banks, Inc.'s critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Banks, Inc. to define those services deemed as critical to the operation, revenue, and capital preservation of First Banks, Inc. First Banks, Inc. shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., in implementing the switch over to the alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.

          B. First Services, L.P. shall work with First Banks, Inc. to establish a plan for alternative data communications in the event of a disaster. First Banks, Inc. shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Banks, Inc. agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Banks, Inc.'s regulators, internal and external auditors, and (upon request) to First Banks, Inc.'s insurance underwriters.
          D. First Banks, Inc. understands and agrees the Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Banks, Inc. maintains responsibility for adopting a business continuity plan relating to disasters affecting First Banks, Inc.'s facilities and for securing resources necessary to properly protect First Banks, Inc.'s revenues in the event of a disaster.

   XIV.   DEFAULT

          A. In the event that First Banks, Inc. is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Banks, Inc. in the performance of their obligations hereunder, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Banks, Inc. such copies of First Banks, Inc.'s data files as First Banks, Inc. may request in machine readable format along with such other information and assistance as or is reasonable and customary to enable First Banks, Inc. to deconvert from the First Services, L.P. system. First Banks, Inc. shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s then current fees for such services.

   XV.    INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance, Commercial Crime Insurance covering Employee Dishonesty, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft. First Banks, Inc. shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

   XVI.   GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Banks, Inc. and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Banks, Inc. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. First Services, L.P. agrees the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(c) relating to services performed by contract or otherwise. First Services, L.P. also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Banks, Inc.'s and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.
          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.

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

First Banks, Inc.                               First Services, L.P.
135 North Meramec                               600 James S. McDonnell Boulevard
Clayton, Missouri 63105                         Hazelwood, Missouri 63042

BY: /s/Allen H. Blake                           BY: /s/Steven L. Schlansky
   ----------------------------------             ------------------------------
       Allen H. Blake                                  Steven L. Schlansky
       President and                                   Vice President
       Chief Executive Officer

                                                                    Attachment A
                              First Services, L.P.
                           Product and Price Schedule
                              EFFECTIVE MAY 1, 2004

USER BASED SERVICES
-------------------

WAN / LAN                                         $32.00 per user
Technical Support                                 $60.00 per user
Help Desk                                         $15.00 per user
Microsoft Application Licenses - Delete           $20.00 per user
Email                                             $10.00 per user
Web (Internet) Access                             $20.00 per user
Dial-In (Remote) Access                           $30.00 per user
Information Security                              $33.00 per user

         User Based Services include:
         Network Technical Support                  Network Infrastructure
         Technical Support                          Security Monitoring
         Help Desk                                  MS Word - Delete
         MS Excel -Delete                           MS Access - Delete
         MS Powerpoint - Delete                     Anti-Virus
         Email usage                                Web usage
         Dial-In Access capability                  User/Password Administration
         Access Control

BRANCH BASED SERVICES
---------------------

Support Data Connections
         MAN                                   $6,000.00 per location
Branch Data Connections
         Branches                              $1,000.00 per location
ATM Connections
         ATM Connections                         $100.00 per location
         Dierbergs Market ATM                    $700.00 per location
Contingency Planning/Disaster Recovery           $300.00 per location
Branch Courier Routes                            $900.00 per location

         Branch Based Services include:
         Data Communication Lines
         Contingency Planning
         Disaster Recovery Exercises
         Courier Service

                              First Services, L.P.
                           Product and Price Schedule
                              EFFECTIVE MAY 1, 2004


ACCOUNT / ITEM / TRANSACTION BASED SERVICES
-------------------------------------------

Accounts Processed
         DDA                                         .700
         Savings                                     .650
         Time                                        .650
         Loan                                        .700

         Accounts Processed Based Services Include:

         Collection System (Cyber Resources)        ACH Origination
         Recovery System (Cyber Resources)          ATM/Debit Card Processing
         Organizational Profitability (IPS)         General Ledger
         Asset/Liability (Bankware)                 Loan Tracking (Baker Hill)
         Fixed Asset Interface                      Optical System (RVI)
         Loan Spread Sheet (Baker Hill)             Interactive Voice
         MCIF (Okra)                                Credit Scoring (Fair Issac)
         Card Management System                     Loan Documentation (FTI/CFI)
         Business Online Banking (BOB)              Wire Transfer (Fundtech)
         Retail Online Banking                      Commercial Analysis
         Marketing Website                          Accounts Payable Interface
         Bank Audit                                 Long Distance Management
         NOW Reclassification                       Teller (Encore)
         Charge Back System                         Platform (Encore)
         Remote Laser Printing                      Call Center (Encore)
         Automated Reconciliation System (ARP)      Query Report Writer
         Mortgage (Unify)                           Forms and Supplies
         Currency Transaction Reporting             Year-end Processing

CBS, Platform, Internet Maintenance                  .130
ATM/Debit Cards Supported                            .100
Statements Produced
         DDA                                         .300
         Savings                                     .100
         Time                                        .020
         Loans                                       .150
         Year End                                  $1.00
         5498                                      $1.00

Transactions Processed
         Proof Items                                 .040     per item
         POD and EFT items                           .014     per item
         Inclearing and Transmission items           .014     per item
         Wire Activity                             $5.00      per item
         BOB / Firstlink                          $30.00      per customer
         ACH Activity                                .042     per item
         Research Requests                        $15.00      per item
         Adjustments Processed                    $15.00      per item

                              First Services, L.P.
                           Product and Price Schedule
                              Effective May 1, 2004

         Transactions Processed Base Services Include:
         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

Lockbox Support
         Lockbox Transactions                        .450
         Postage                                     As incurred
         Copies                                      .080
Mail Services                                    $500.00

APPLICATION/PROJECT BASED SERVICES
----------------------------------

Information Systems
         Core Systems                         $11,000.00
         Commercial Systems                    $9,800.00
         Retail Systems                        $9,800.00
         Corporate                             $9,800.00
Technology Services
         Server Support                        $9,800.00
         Internet / Intranet                   $9,800.00
Technology Planning/Support
         Project Office/Planning               $9,800.00
         Database Support                      $9,800.00
         Asset Mgmt./Tech. Purchasing          $5,000.00
Acquisition/New Business Services              $9,800.00
Deposit Services
         Operations Support                    $5,000.00
         IRA Support                           $3,000.00
         Bookkeeping                           $3,500.00
         Recon/Appl. Balancing                 $2,500.00
         Records Management                    $5,500.00

         Application/Project Based Services Include:
                  Production problem support                                    Application Q/A
                  Application software upgrades/releases                        Project Management
                  Project Office tracking and reporting                         Acquisition Conversions
                  Branch De-conversions                                         Mergers
                  Equipment quotes, orders, and delivery                        Asset tracking
                  Invoice payment

         Deposit Services includes:
                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    Exhibit 10.4
                                SERVICE AGREEMENT

         THIS SERVICE AGREEMENT is made and entered into as of the 1st day of May, 2004, by and between FIRST SERVICES, L.P., a Missouri Limited Partnership and FIRST BANK, a banking institution duly organized and existing by virtue of the laws of the State of Missouri.

         WHEREAS, FIRST BANK and FIRST SERVICES, L.P. entered into a Service Agreement dated December 30, 2002; and

         WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about December 30, 2002; and

         WHEREAS, FIRST SERVICES, L.P. and FIRST BANK desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

   I.     TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated December 30, 2002, and hereby substitute in its place the Service Agreement herein contained.

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

          C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed on the Product and Price Schedule (Attachment 1).
          D. First Services, L.P. shall upon request act as First Bank's designated representative to arrange for the purchase and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
          E. First Services, L.P. will provide and support an Internet Banking application capability, at a fee listed on the Product and Pricing Schedule (Attachment 1). First Services, L.P. will ensure access to this system by employees and those customers who meet the requirements established by the First Bank Internet Banking Group. Any request for access that is denied will be resolved by mutual agreement of the parties hereto.
          F. First Services, L.P. will provide e-mail, Internet and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
          G. Processing priorities will be determined by mutual agreement of the parties hereto.
          H. In addition, First Services, L.P. acknowledges that First Bank acts as a correspondent bank to certain affiliate banks and that as part of its duties hereunder First Services, L.P. will be performing certain services for First Bank which are necessary because of its status as a correspondent bank.

   III.   TERM

         The term of this Agreement shall be sixty (60) months commencing on May 1, 2004. Upon expiration, the Agreement will automatically renew for successive terms of sixty (60) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide a reasonable time allowance to allow First Bank to convert to another system.

   IV.    SOFTWARE / FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

   V.     PRICE AND PAYMENT

          A. Fees for First Services, L.P.'s services are set forth on the Product and Price Schedule (Attachment 1) including, where applicable, minimum monthly charges and payment schedules for one-time fees.
          B.   Standard  Fees  shall be  invoiced  no later  than the  fifteenth
               (15th) of each month for the then current month. Terms of payment shall be net cash.
          C. The Base Service Charge listed on the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services may be added as they become available and will be priced accordingly.
          D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank's behalf that are to be billed to First Bank without mark-up.
          E. The fees listed on the Product and Price Schedule (Attachment 1) do not include and First Bank is responsible for furnishing transportation or transmission of information between First
               Services, L.P.'s data center, First Bank's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
          F. Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank's request on an as available basis at First Services, L.P.'s then current charges for time and materials, plus reasonable travel and living expenses.
          G. First Services, L.P.'s Price Schedule for First Bank shall allow for a discount from the Product and Price Schedule (Attachment 1) in return for the use by First Services, L.P. of certain computer hardware, software and equipment owned by First Bank. The monthly discount is determined by adding the monthly depreciation of the assets used, a reasonable cost of funds factor, said cost of funds factor may be changed from time to time with the written consent of the parties hereto, and a market value mark-up adjustment. In the event of termination of this Agreement, First Services, L.P. maintains first right of refusal to purchase said assets, from First Bank, at the then current market value.

   VI.    CLIENT OBLIGATIONS

          A. First Bank shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Bank has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank will provide at its own expense or procure from First Services, L.P., all equipment, computer software communication lines and interface devices required to access the First Services, L.P. System. If First Bank has elected to provide such items itself, First Services, L.P. shall provide First Bank with a list of compatible equipment and software.
          B. First Bank shall designate appropriate First Bank personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Bank's sites during normal business hours for conversion and shall cooperate with First services, L.P. personnel in the conversion and implementation of the services.
          C. First Bank shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
          D. First Bank shall furnish or, if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

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

   VIII.  CLIENT CONFIDENTIAL INFORMATION

          A. First Services, L.P. shall treat all information and data relating to First Bank's business provided to First Services, L.P. by First Bank, or information relating to First Bank's customers, as confidential and shall safe-guard First Bank's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank agree that master and transaction data files are owned by and constitute property of First Bank data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.
          B. First Services, L.P. agrees now and at all times in the future that all such confidential information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such confidential information only in connection with its performance under this Agreement. Confidential information shall be returned to First Bank or destroyed upon First Bank's request once the services contemplated by this
               Agreement have been completed or upon termination of this Agreement.
          C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First
               Services, L.P. agrees to permit First Bank to audit First Services, L.P.'s compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

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

          B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to First Services, L.P.'s system.

   X.     WARRANTIES

         First Services, L.P. will accurately process First Bank's work provided that First Bank supplies accurate data and follows the procedures described in First Services, L.P.'s user manuals, notices and advices. First Services, L.P. personnel will exercise due care in the processing of First Bank's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Bank.


   XI.    LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE UNDER THIS AGREEMENT, REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

   XII.   PERFORMANCE STANDARDS

          A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
          B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three
               (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Bank have mutually agreed upon in writing, are necessary to properly account for the previous day's activity and properly notify First Bank of overdraft, NSF or return items. A significant error is one that impairs First Bank's ability to properly account for the previous day's activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.
          C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank's error or omission, First Bank's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any performance standards, alone or in combination, for the prescribed measurement period, First Bank shall notify First Services, L.P. of its intent to terminate this Agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required performance standards during the re-measurement period, First Bank may terminate this Agreement and First Services, L.P. shall cooperate with First Bank to achieve an orderly transition to First Bank's replacement processing system. First Bank may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this Agreement. During the period of transition, First Bank shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank for services relating to First Bank's deconversion.
          D. Audit - First Bank shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank.

   XIII.  BUSINESS CONTINUITY / DISASTER RECOVERY

          A. A disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Bank as soon as possible after it deems a service outage to be a disaster. First Services, L.P. shall move the processing of First Bank's critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Bank to define those services deemed as critical to the operation, revenue, and capital preservation of First Bank. First Bank shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., in implementing the switch over to the alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.
          B. First Services, L.P. shall work with First Bank to establish a plan for alternative data communications in the event of a disaster. First Bank shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
          C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Bank agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank's regulators, internal and external auditors, and (upon request) to First Bank's insurance underwriters.
          D. First Bank understands and agrees the Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank maintains responsibility for adopting a business continuity plan relating to disasters affecting First Bank's facilities and for securing resources necessary to properly protect First Bank's revenues in the event of a disaster.

   XIV.   DEFAULT

          A. In the event that First Bank is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank in the performance of their obligations hereunder, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
          B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank such copies of First Bank's data files as First Bank may request in machine readable format along with such other information and assistance as or is reasonable and customary to enable First Bank to deconvert from the First Services, L.P. system. First Bank shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s then current fees for such services.

   XV.    INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance, Commercial Crime Insurance covering Employee Dishonesty, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft. First Bank shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

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

          C. First Services, L.P. agrees the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(c) relating to services performed by contract or otherwise. First Services, L.P. also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.
          D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

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

First Bank                                  First Services, L.P.
11901 Olive Boulevard                       600 James S. McDonnell Boulevard
Creve Coeur, Missouri 63141                 Hazelwood, Missouri 63042


BY:/s/ Terrance M. McCarthy                 BY:/s/ Steven L. Schlansky
   -----------------------------               --------------------------
       Terrance M. McCarthy                        Steven L. Schlansky
       President and                               Vice President
       Chief Executive Officer

                                                                    Attachment A
                              First Services, L.P.
                           Product and Price Schedule
                              Effective May 1, 2004

USER BASED SERVICES
-------------------

WAN / LAN                                         $32.00 per user
Technical Support                                 $60.00 per user
Help Desk                                         $15.00 per user
Microsoft Application Licenses - Delete           $20.00 per user
Email                                             $10.00 per user
Web (Internet) Access                             $20.00 per user
Dial-In (Remote) Access                           $30.00 per user
Information Security                              $33.00 per user

         User Based Services include:
         Network Technical Support                  Network Infrastructure
         Technical Support                          Security Monitoring
         Help Desk                                  MS Word - Delete
         MS Excel -Delete                           MS Access - Delete
         MS Powerpoint - Delete                     Anti-Virus
         Email usage                                Web usage
         Dial-In Access capability                  User/Password Administration
         Access Control

BRANCH BASED SERVICES
---------------------

Support Data Connections
         MAN                                   $6,000.00 per location
Branch Data Connections
         Branches                              $1,000.00 per location
ATM Connections
         ATM Connections                         $100.00 per location
         Dierbergs Market ATM                    $700.00 per location
Contingency Planning/Disaster Recovery           $300.00 per location
Branch Courier Routes                            $900.00 per location

         Branch Based Services include:
         Data Communication Lines
         Contingency Planning
         Disaster Recovery Exercises
         Courier Service

                              First Services, L.P.
                           Product and Price Schedule
                              Effective May 1, 2004

ACCOUNT / ITEM / TRANSACTION BASED SERVICES
-------------------------------------------

Accounts Processed
         DDA                                         .700
         Savings                                     .650
         Time                                        .650
         Loan                                        .700

         Accounts Processed Based Services Include:
         Collection System (Cyber Resources)        ACH Origination
         Recovery System (Cyber Resources)          ATM/Debit Card Processing
         Organizational Profitability (IPS)         General Ledger
         Asset/Liability (Bankware)                 Loan Tracking (Baker Hill)
         Fixed Asset Interface                      Optical System (RVI)
         Loan Spread Sheet (Baker Hill)             Interactive Voice
         MCIF (Okra)                                Credit Scoring (Fair Issac)
         Card Management System                     Loan Documentation (FTI/CFI)
         Business Online Banking (BOB)              Wire Transfer (Fundtech)
         Retail Online Banking                      Commercial Analysis
         Marketing Website                          Accounts Payable Interface
         Bank Audit                                 Long Distance Management
         NOW Reclassification                       Teller (Encore)
         Charge Back System                         Platform (Encore)
         Remote Laser Printing                      Call Center (Encore)
         Automated Reconciliation System (ARP)      Query Report Writer
         Mortgage (Unify)                           Forms and Supplies
         Currency Transaction Reporting             Year-end Processing

CBS, Platform, Internet Maintenance                  .130
ATM/Debit Cards Supported                            .100
Statements Produced
         DDA                                         .300
         Savings                                     .100
         Time                                        .020
         Loans                                       .150
         Year End                                  $1.00
         5498                                      $1.00

Transactions Processed
         Proof Items                                 .040     per item
         POD and EFT items                           .014     per item
         Inclearing and Transmission items           .014     per item
         Wire Activity                             $5.00      per item
         BOB / Firstlink                          $30.00      per customer
         ACH Activity                                .042     per item
         Research Requests                        $15.00      per item
         Adjustments Processed                    $15.00      per item

                              First Services, L.P.
                           Product and Price Schedule
                              Effective May 1, 2004

         Transactions Processed Base Services Include:

         MICR Rejects                       Serial Sort                         Teller Adjustments
         Transit Float Analysis             Microfilming                        Deposit Corrections
         Endorsement Services               Forms and Supplies                  Check Truncation
         Exception Item Sort                Statement Sort                      Interest Check Mailings
         Statement Enclosures               Notice Mailings

Lockbox Support
         Lockbox Transactions                        .450
         Postage                                     As incurred
         Copies                                      .080
Mail Services                                    $500.00

APPLICATION/PROJECT BASED SERVICES
----------------------------------

Information Systems
         Core Systems                         $11,000.00
         Commercial Systems                    $9,800.00
         Retail Systems                        $9,800.00
         Corporate                             $9,800.00
Technology Services
         Server Support                        $9,800.00
         Internet / Intranet                   $9,800.00
Technology Planning/Support
         Project Office/Planning               $9,800.00
         Database Support                      $9,800.00
         Asset Mgmt./Tech. Purchasing          $5,000.00
Acquisition/New Business Services              $9,800.00
Deposit Services
         Operations Support                    $5,000.00
         IRA Support                           $3,000.00
         Bookkeeping                           $3,500.00
         Recon/Appl. Balancing                 $2,500.00
         Records Management                    $5,500.00

         Application/Project Based Services Include:
                  Production problem support                                    Application Q/A
                  Application software upgrades/releases                        Project Management
                  Project Office tracking and reporting                         Acquisition Conversions
                  Branch De-conversions                                         Mergers
                  Equipment quotes, orders, and delivery                        Asset tracking
                  Invoice payment

         Deposit Services includes:
                  Returns                   Large Item Notification             Signature Verification
                  Chargebacks               Kiting                              Savings Bonds
                  Unposted Items            OFAC                                American Express
                  NSF Notices               Year-End Notifications


                                                                    Exhibit 10.5

                                SERVICE AGREEMENT

         THIS SERVICE AGREEMENT is made and entered into as of the 1st day of May, 2004, by and between FIRST BANKS, INC., a bank holding company duly organized and existing by virtue of the laws of the State of Missouri and FIRST SERVICES, L.P., a Missouri Limited Partnership.

         WHEREAS, FIRST BANKS, INC. and FIRST SERVICES, L.P. entered into a Service Agreement dated December 15, 2002; and

         WHEREAS, said Service Agreement was assigned to First Banks, Inc. on or about December 15, 2002; and

         WHEREAS, FIRST SERVICES, L.P. and FIRST BANKS, INC. desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

   I.     TERMINATION AND REVOCATION

         The   Parties  hereto  hereby  revoke,  cancel  and hold for naught the
         Service Agreement dated December 15, 2002, and hereby substitute in its place the Service Agreement herein contained.

   II.    SERVICES

          A. First Banks, Inc. shall furnish First Services, L.P. Human Resources services. These services include recruitment/employee relation's assistance and payroll and benefits administration. The cost of these services will be allocated to First Services, L.P. by First Banks, Inc., based on a mutually agreed corporate allocation method.
          B. First Banks, Inc. shall furnish First Services, L.P. Training services. These services include internal courses and in-house vendor courses. In addition, First Banks, Inc. shall provide the use of training facilities for large groups. The cost of these services will be charged to First Services, L.P. by First Banks, Inc., based on a published quarterly course catalog.
          C. First Banks, Inc. will provide Financial Services to First Services, L.P. This includes accounting, tax, and audit services. The cost of these services will be allocated to First Services, L.P. by First Banks, Inc., based on a mutually agreed corporate allocation method.

          D. First Banks, Inc. will provide First Services, L.P. Property Management services. These services include occupancy and other space-related requirements. The cost of these services will be allocated to First Services, L.P. by First Banks, Inc., based on a mutually agreed corporate allocation method.
          E. Priority of services offered will be determined by mutual agreement of the parties hereto.

   III.   TERM

         The term of this Agreement shall be twelve (12) months commencing on May 1, 2004. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Banks, Inc. shall provide a reasonable time allowance to allow First Services, L.P. to obtain services from another provider.

   IV.    PRICE AND PAYMENT

          A. Fees for the First Banks, Inc. services will be based on a mutually agreed corporate allocation method. This allocation of expense will occur on a monthly basis.

   V.     GENERAL ADMINISTRATION

         First Banks, Inc. is continually reviewing and modifying the services it provides to First Services, L.P. First Banks, Inc. reserves the right to make changes to these services, as needed.

   VI.    CLIENT CONFIDENTIAL INFORMATION

          A. First Banks, Inc. shall treat all information and data relating to First Services, L.P as confidential and shall safeguard First Services L.P.'s information with the same degree of care used to protect First Banks, Inc.'s confidential information. First Banks Inc.'s obligations under this Section VI shall survive the termination or expiration of this Agreement.
          B. First Banks, Inc. agrees now and at all times in the future that all such confidential information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Banks, Inc. may use such confidential information only in connection with its performance under this Agreement. Confidential information shall be returned to First Services, L.P or destroyed upon First Services, L.P.'s request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.

          C. First Banks, Inc. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Services, L.P.'s records and data. In the event of a service disruption due to reasons beyond First Banks, Inc.'s control, First Banks, Inc. shall use diligent efforts to mitigate the effects of such an occurrence.
          D. First Banks, Inc. shall establish and maintain policies and procedures to insure compliance with this section. First Banks, Inc. agrees to permit First Services, L.P to audit First Banks, Inc.'s compliance with this section during regular business hours upon reasonable notice to First Banks, Inc. The provisions of this section shall survive any termination of this Agreement.

   VII.    GENERAL

          A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Banks, Inc. and First Services, L.P.
          B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
          C. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.
          D. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

                    First Services, L.P.              First Banks, Inc.
                    600 James S. McDonnell Blvd.      135 North Meramec
                    Hazelwood, MO  63042              Clayton, MO 63105

          E. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
          F. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This
               Agreement may not be modified or altered except by a written instrument duly executed by both parties.

          G. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
          H. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

First Banks, Inc.                               First Services, L.P.
135 North Meramec                               600 James S. McDonnell Boulevard
Clayton, Missouri 63105                         Hazelwood, Missouri 63042

BY:/s/ Allen H. Blake                           BY:/s/ Steven L. Schlansky
   ---------------------------------               -----------------------------
       Allen H. Blake                                  Steven L. Schlansky
       President and                                   Vice President
       Chief Executive Officer

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


Date:  August 13, 2004         By:/s/ Allen H. Blake
                                     -------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

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


         I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2004 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 13, 2004       By:  /s/ Allen H. Blake
                                 -----------------------------------------------
                                      Allen H. Blake
                                      President, Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)