Form 10-Q
period 2004-09-30
FIRST BANKS INC
filed 2004-11-15
CIK 710507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                         Yes              No    X
                             -------         -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares Outstanding
               Class                                   at October 31, 2004
               -----                                   -------------------

  Common Stock, $250.00 par value                            23,661

                                                           FIRST BANKS, INC.

                                                           TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----
PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS...............................................................     1

                CONSOLIDATED STATEMENTS OF INCOME.........................................................     2

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME..............................................................     3

                CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................     4

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................     5

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.............................................................    15

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    34

    ITEM 4.     CONTROLS AND PROCEDURES...................................................................    35

PART II.        OTHER INFORMATION

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..........................................................    36

SIGNATURES................................................................................................    37



                                                     PART I - FINANCIAL INFORMATION
                                                     ITEM 1 - FINANCIAL  STATEMENTS

                                                           FIRST BANKS, INC.

                                                      CONSOLIDATED BALANCE SHEETS
                                   (dollars expressed in thousands, except share and per share data)

                                                                                          September 30, December 31,
                                                                                              2004          2003
                                                                                              ----          ----
                                                                                           (unaudited)

                                                                ASSETS
                                                                ------

Cash and cash equivalents:
     Cash and due from banks.............................................................. $  152,184      179,802
     Short-term investments...............................................................    115,736       33,735
                                                                                           ----------    ---------
          Total cash and cash equivalents.................................................    267,920      213,537
                                                                                           ----------    ---------

Investment securities:
     Available for sale...................................................................  1,246,595    1,038,787
     Held to maturity (fair value of $26,724 and $11,341, respectively)...................     26,273       10,927
                                                                                           ----------    ---------
          Total investment securities.....................................................  1,272,868    1,049,714
                                                                                           ----------    ---------

Loans:
     Commercial, financial and agricultural...............................................  1,438,183    1,407,626
     Real estate construction and development.............................................  1,227,553    1,063,889
     Real estate mortgage.................................................................  2,715,869    2,582,264
     Lease financing......................................................................      7,541       67,282
     Consumer and installment.............................................................     53,912       71,652
     Loans held for sale..................................................................    128,801      145,746
                                                                                           ----------    ---------
          Total loans.....................................................................  5,571,859    5,338,459
     Unearned discount....................................................................    (10,236)     (10,384)
     Allowance for loan losses............................................................   (127,970)    (116,451)
                                                                                           ----------    ---------
          Net loans.......................................................................  5,433,653    5,211,624
                                                                                           ----------    ---------

Derivative instruments....................................................................     12,159       49,291
Bank premises and equipment, net of accumulated depreciation and amortization.............    133,580      136,739
Goodwill..................................................................................    151,783      145,548
Bank-owned life insurance.................................................................    101,041       97,521
Deferred income taxes.....................................................................     97,469      102,844
Other assets..............................................................................    103,484      100,122
                                                                                           ----------    ---------
          Total assets.................................................................... $7,573,957    7,106,940
                                                                                           ==========    =========

                                                              LIABILITIES
                                                              -----------
Deposits:
     Noninterest-bearing demand........................................................... $1,120,630    1,034,367
     Interest-bearing demand..............................................................    842,913      843,001
     Savings..............................................................................  2,174,209    2,128,683
     Time deposits of $100 or more........................................................    515,780      436,439
     Other time deposits..................................................................  1,474,274    1,519,125
                                                                                           ----------    ---------
          Total deposits..................................................................  6,127,806    5,961,615
Other borrowings..........................................................................    550,262      273,479
Note payable..............................................................................         --       17,000
Subordinated debentures...................................................................    232,311      209,320
Deferred income taxes.....................................................................     23,824       41,683
Accrued expenses and other liabilities....................................................     50,403       54,028
                                                                                           ----------    ---------
          Total liabilities...............................................................  6,984,606    6,557,125
                                                                                           ----------    ---------

                                                         STOCKHOLDERS' EQUITY
                                                         --------------------

Preferred stock:
     $1.00 par value, 5,000,000 shares authorized, no shares issued and outstanding.......         --           --
     Class A convertible, adjustable rate, $20.00 par value, 750,000
       shares authorized, 641,082 shares issued and outstanding...........................     12,822       12,822
     Class B adjustable rate, $1.50 par value, 200,000 shares authorized,
       160,505 shares issued and outstanding..............................................        241          241
Common stock, $250.00 par value, 25,000 shares authorized,
     23,661 shares issued and outstanding.................................................      5,915        5,915
Additional paid-in capital................................................................      5,910        5,910
Retained earnings.........................................................................    559,210      495,714
Accumulated other comprehensive income....................................................      5,253       29,213
                                                                                           ----------    ---------
          Total stockholders' equity......................................................    589,351      549,815
                                                                                           ----------    ---------
          Total liabilities and stockholders' equity...................................... $7,573,957    7,106,940
                                                                                           ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.





                                                           FIRST BANKS, INC.

                                            CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                                   (dollars expressed in thousands, except share and per share data)


                                                                            Three Months Ended    Nine Months Ended
                                                                               September 30,        September 30,
                                                                            ------------------    -----------------
                                                                              2004      2003       2004     2003
                                                                              ----      ----       ----     ----
Interest income:
     Interest and fees on loans............................................ $ 86,201    88,504    254,176   268,796
     Investment securities.................................................   12,784     7,315     37,098    24,564
     Short-term investments................................................      476       345        899     1,099
                                                                            --------  --------   --------  --------
          Total interest income............................................   99,461    96,164    292,173   294,459
                                                                            --------  --------   --------  --------
Interest expense:
     Deposits:
       Interest-bearing demand.............................................      801     1,195      2,592     4,346
       Savings.............................................................    5,116     5,520     14,486    18,091
       Time deposits of $100 or more.......................................    3,358     3,028      9,353    10,049
       Other time deposits.................................................    8,636     8,865     25,296    32,147
     Other borrowings......................................................    1,982       550      3,383     1,671
     Note payable..........................................................      229       388        398       574
     Subordinated debentures...............................................    3,731     3,538     10,798    14,325
                                                                            --------  --------   --------  --------
          Total interest expense...........................................   23,853    23,084     66,306    81,203
                                                                            --------  --------   --------  --------
          Net interest income..............................................   75,608    73,080    225,867   213,256
Provision for loan losses..................................................    7,500    15,000     23,250    36,000
                                                                            --------  --------   --------  --------
          Net interest income after provision for loan losses..............   68,108    58,080    202,617   177,256
                                                                            --------  --------   --------  --------
Noninterest income:
     Service charges on deposit accounts and customer service fees.........    9,837     9,175     28,578    26,824
     Gain on mortgage loans sold and held for sale.........................    4,676     6,484     12,866    14,616
     Net gain on sales of available-for-sale investment securities.........      257       266        257     6,832
     (Loss) gain on sales of branches, net of expenses.....................      (20)       --      1,000        --
     Bank-owned life insurance investment income...........................    1,255     1,325      3,874     4,029
     Other.................................................................    5,977     2,992     16,070    12,413
                                                                            --------  --------   --------  --------
          Total noninterest income.........................................   21,982    20,242     62,645    64,714
                                                                            --------  --------   --------  --------
Noninterest expense:
     Salaries and employee benefits........................................   29,936    23,481     85,825    71,736
     Occupancy, net of rental income.......................................    4,674     4,916     13,744    15,399
     Furniture and equipment...............................................    4,099     4,610     12,802    13,714
     Postage, printing and supplies........................................    1,222     1,311      3,765     3,909
     Information technology fees...........................................    7,977     8,126     23,965    24,568
     Legal, examination and professional fees..............................    1,644     1,781      4,895     5,552
     Amortization of intangibles associated with
          the purchase of subsidiaries.....................................      733       658      2,049     1,848
     Communications........................................................      469       677      1,333     1,950
     Advertising and business development..................................    1,297       762      3,902     2,996
     Other.................................................................    6,340     8,208     14,118    23,990
                                                                            --------  --------   --------  --------
          Total noninterest expense........................................   58,391    54,530    166,398   165,662
                                                                            --------  --------   --------  --------
          Income before provision for income taxes.........................   31,699    23,792     98,864    76,308
Provision for income taxes.................................................   11,951    10,092     34,844    28,877
                                                                            --------  --------   --------  --------
          Net income.......................................................   19,748    13,700     64,020    47,431
Preferred stock dividends..................................................      196       196        524       524
                                                                            --------  --------   --------  --------
          Net income available to common stockholders...................... $ 19,552    13,504     63,496    46,907
                                                                            ========  ========   ========  ========

Basic earnings per common share............................................ $ 826.33    570.75   2,683.56  1,982.48
                                                                            ========  ========   ========  ========

Diluted earnings per common share.......................................... $ 815.20    565.09   2,642.12  1,954.63
                                                                            ========  ========   ========  ========

Weighted average common stock outstanding..................................   23,661    23,661     23,661    23,661
                                                                            ========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                        FIRST BANKS, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                      Nine Months Ended September 30, 2004 and 2003 and Three Months Ended December 31, 2003
                                   (dollars expressed in thousands, except per share data)


                                                     Adjustable Rate                                           Accu-
                                                     Preferred Stock                                          mulated
                                                     ----------------                                          Other     Total
                                                   Class A                      Additional Compre-            Compre-    Stock-
                                                   Conver-             Common    Paid-In   hensive  Retained  hensive   holders'
                                                    tible     Class B  Stock     Capital   Income   Earnings   Income    Equity
                                                    -----     -------  ------    -------   -------  --------   ------    ------

Consolidated balances, December 31, 2002.........  $12,822      241    5,915      5,910             433,689    60,464   519,041
Nine months ended September 30, 2003:
    Comprehensive income:
      Net income.................................       --       --       --         --    47,431    47,431        --    47,431
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --         --    (9,335)       --    (9,335)   (9,335)
        Derivative instruments:
          Current period transactions............       --       --       --         --   (14,156)       --   (14,156)  (14,156)
                                                                                          -------
      Comprehensive income.......................                                          23,940
                                                                                          =======
    Class A preferred stock dividends,
        $0.80 per share..........................       --       --       --         --                (513)       --      (513)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --         --                 (11)       --       (11)
                                                   -------    -----    -----      -----             -------   -------   -------
Consolidated balances September 30, 2003.........   12,822      241    5,915      5,910             480,596    36,973   542,457
Three months ended December 31, 2003:
    Comprehensive income:
      Net income.................................       --       --       --         --    15,380    15,380        --    15,380
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --         --      (651)       --      (651)     (651)
        Derivative instruments:
          Current period transactions............       --       --       --         --    (7,109)       --    (7,109)   (7,109)
                                                                                          -------
      Comprehensive income.......................                                           7,620
                                                                                          =======
    Class A preferred stock dividends,
        $0.40 per share..........................       --       --       --         --                (256)       --      (256)
    Class B preferred stock dividends,
        $0.04 per share..........................       --       --       --         --                  (6)       --        (6)
                                                   -------    -----    -----      -----             -------   -------   -------

Consolidated balances, December 31, 2003.........   12,822      241    5,915      5,910             495,714    29,213   549,815
Nine months ended September 30, 2004:
    Comprehensive income:
      Net income.................................       --       --       --         --    64,020    64,020        --    64,020
      Other comprehensive loss, net of tax:
        Unrealized losses on securities, net of
          reclassification adjustment (1)........       --       --       --         --    (1,886)       --    (1,886)   (1,886)
        Derivative instruments:
          Current period transactions............       --       --       --         --   (22,074)       --   (22,074)  (22,074)
                                                                                          -------
      Comprehensive income.......................                                          40,060
                                                                                          =======
    Class A preferred stock dividends,
        $0.80 per share..........................       --       --       --         --                (513)       --      (513)
    Class B preferred stock dividends,
        $0.07 per share..........................       --       --       --         --                 (11)       --       (11)
                                                   -------    -----    -----      -----             -------   -------   -------

Consolidated balances, September 30, 2004........  $12,822      241    5,915      5,910             559,210     5,253   589,351
                                                   =======    =====    =====      =====             =======   =======   =======

-------------------------
(1) Disclosure of reclassification adjustment:

                                                                       Three Months Ended   Nine Months Ended  Three Months Ended
                                                                          September 30,       September 30,       December 31,
                                                                       ------------------   -----------------
                                                                         2004     2003       2004       2003         2003
                                                                         ----     ----       ----       ----         ----

     Unrealized gains (losses) on investment securities
         arising during the period...................................  $17,397  (2,874)    (1,719)     (4,894)         603
     Less reclassification adjustment for gains
        included in net income.......................................      167     173        167       4,441        1,254
                                                                       -------  ------     ------     -------       ------
     Unrealized gains (losses) on investment securities..............  $17,230  (3,047)    (1,886)     (9,335)        (651)
                                                                       =======  ======     ======     =======       ======

The accompanying notes are an integral part of the consolidated financial statements.



                                                           FIRST BANKS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                   (dollars expressed in thousands)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                               2004           2003
                                                                                               ----           ----
Cash flows from operating activities:
     Net income.........................................................................    $  64,020        47,431
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization of bank premises and equipment.....................       13,921        14,596
       Amortization, net of accretion...................................................       12,602        20,599
       Originations and purchases of loans held for sale................................     (881,860)   (1,815,712)
       Proceeds from sales of loans held for sale.......................................      741,108     1,661,363
       Provision for loan losses........................................................       23,250        36,000
       Provision for income taxes.......................................................       34,844        28,877
       Payments of income taxes.........................................................      (35,480)      (27,441)
       Decrease in accrued interest receivable..........................................        1,814         5,032
       Interest accrued on liabilities..................................................       66,306        81,203
       Payments of interest on liabilities..............................................      (65,603)      (83,778)
       Gain on mortgage loans sold and held for sale....................................      (12,866)      (14,616)
       Net gain on sales of available-for-sale investment securities....................         (257)       (6,832)
       Gain on sales of branches, net of expenses.......................................       (1,000)           --
       Other operating activities, net..................................................       (5,483)          950
                                                                                            ---------    ----------
          Net cash used in operating activities.........................................      (44,684)      (52,328)
                                                                                            ---------    ----------

Cash flows from investing activities:
     Cash (paid) received for acquired entities, net of cash
       and cash equivalents received (paid).............................................      (35,348)       14,870
     Proceeds from sales of investment securities available for sale....................       26,340         6,009
     Maturities of investment securities available for sale.............................      364,312     1,152,354
     Maturities of investment securities held to maturity...............................        3,149         4,143
     Purchases of investment securities available for sale..............................     (503,776)     (746,511)
     Purchases of investment securities held to maturity................................      (18,524)         (103)
     Net increase in loans..............................................................      (81,606)       (3,863)
     Recoveries of loans previously charged-off.........................................       18,129        17,024
     Purchases of bank premises and equipment...........................................       (4,585)       (4,213)
     Other investing activities, net....................................................       12,078        11,165
                                                                                            ---------    ----------
          Net cash (used in) provided by investing activities...........................     (219,831)      450,875
                                                                                            ---------    ----------

Cash flows from financing activities:
     Increase in demand and savings deposits............................................      101,615        28,967
     Decrease in time deposits..........................................................      (13,078)     (269,674)
     Decrease in federal funds purchased................................................           --       (55,000)
     Decrease in Federal Home Loan Bank advances........................................       (2,000)       (3,548)
     Increase in securities sold under agreements to repurchase.........................      248,619        62,072
     Advances drawn on note payable.....................................................           --        34,500
     Repayments of note payable.........................................................      (17,000)      (10,500)
     Proceeds from issuance of subordinated debentures..................................       20,619        70,907
     Payments for redemptions of subordinated debentures................................           --      (136,341)
     Cash paid for sales of branches, net of cash
       and cash equivalents sold........................................................      (19,353)           --
     Payment of preferred stock dividends...............................................         (524)         (524)
                                                                                            ---------    ----------
          Net cash provided by (used in) financing activities...........................      318,898      (279,141)
                                                                                            ---------    ----------
          Net increase in cash and cash equivalents.....................................       54,383       119,406
Cash and cash equivalents, beginning of period..........................................      213,537       203,251
                                                                                            ---------    ----------
Cash and cash equivalents, end of period................................................    $ 267,920       322,657
                                                                                            =========    ==========

Noncash investing and financing activities:
     Loans transferred to other real estate.............................................    $   4,246        11,999
                                                                                            =========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                FIRST BANKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of First Banks, Inc. and subsidiaries (First Banks or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Management of First Banks has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(2)  ACQUISITIONS, INTEGRATION COSTS AND OTHER CORPORATE TRANSACTIONS

     On July 30, 2004, First Banks completed its acquisition of Continental Mortgage Corporation - Delaware (CMC), and its wholly owned banking subsidiary, Continental Community Bank and Trust Company (CCB), acquiring all of the outstanding common stock of CMC in exchange for $4.2 million in cash. In addition, First Banks redeemed in full all of the outstanding subordinated promissory notes of CMC, including accumulated accrued and unpaid interest, totaling $4.5 million in aggregate. The transaction was funded through internally generated funds. CMC, through CCB, operated two banking offices in the Chicago suburban communities of Aurora and Villa Park. At the time of the transaction, CMC had total assets of $140.7 million, loans, net of unearned discount, of $73.6 million and total deposits of $104.6 million. Preliminary goodwill, which is not expected to be deductible for tax purposes, was approximately $1.8 million and the core deposit intangibles, which are being amortized over seven years utilizing the straight-line method, were approximately $2.0 million. CMC was merged with and into SFC and CCB was merged with and into First Bank.

     On August 12, 2004, First Banks entered into a Stock Purchase Agreement (the Agreement) by and among First Banks, SFC, CIB Marine Bancshares, Inc., a Wisconsin corporation, Hillside Investors, Ltd. (Hillside), an Illinois corporation, and CIB Bank (CIB), an Illinois banking corporation. The Agreement provides for the acquisition of Hillside and its wholly owned banking subsidiary, CIB, for approximately $62.0 million in cash and the subsequent mergers of Hillside with and into SFC, and of CIB with and into First Bank. The acquisition will be funded through the issuance of subordinated debentures associated with two private placements of $60.0 million in aggregate of trust preferred securities, of which $20.0 million was issued on September 20, 2004 through First Banks' newly formed affiliated statutory trust, First Bank Statutory Trust II (FBST II). CIB is headquartered in Hillside, Illinois, and operates 16 banking offices in the Chicago, Illinois metropolitan area. As of September 30, 2004, CIB reported total assets of approximately $1.24 billion, loans, net of unearned discount, of approximately $724.7 million and total deposits of approximately $1.14 billion. The transaction, which was approved by the Board of Governors of the Federal Reserve System (the Board) on November 1, 2004 and is still subject to the receipt of certain state regulatory approvals, is expected to be completed during the fourth quarter of 2004.

     On August 31, 2004, Small Business Loan Source LLC (SBLS LLC), a newly formed Nevada-based limited liability company and subsidiary of First Bank, purchased substantially all of the assets and assumed certain liabilities of Small Business Loan Source, Inc. (SBLS), headquartered in Houston, Texas, in exchange for cash and certain payments contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations, as further described in Note 12 to the Consolidated Financial Statements. The transaction was funded through internally generated funds. At the time of the transaction, SBLS LLC purchased from SBLS assets of $47.1 million, including $24.0 million of United States Small Business Administration (SBA) loans, net of unearned discount, and $15.1 million of SBA servicing rights and assumed $1.5 million of liabilities, resulting in a net cash payment of $45.6 million. Preliminary goodwill was approximately $4.8 million and is expected to be deductible for tax purposes. In conjunction with this transaction, on August 30, 2004, First Bank granted to First Capital America, Inc. (FCA), a corporation owned by First Banks' Chairman and members of his immediate family, an option to purchase Membership Interests of SBLS LLC. Upon exercise of this option, SBLS LLC will become 51.0% owned by First Bank and 49.0% owned by FCA, as further discussed in Note 6 to the Consolidated Financial Statements.

     The aforementioned acquisitions of CMC and SBLS were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition dates. These fair value adjustments represent current estimates and are subject to further adjustments as the valuation data, including the receipt of certain third party valuation data, is finalized.

     First Banks accrues certain costs associated with its acquisitions as of the respective consummation dates. Essentially all of these accrued costs relate either to adjustments to the staffing levels of the acquired entities or to the anticipated termination of information technology or item processing contracts of the acquired entities prior to their stated contractual expiration dates. The most significant costs incurred relate to salary continuation agreements, or other similar agreements, of executive management and certain other employees of the acquired entities that were in place prior to the acquisition dates. These agreements provide for payments over various time periods generally ranging from two to 15 years and are triggered as a result of the change in control of the acquired entity. Other severance benefits for employees that are terminated in conjunction with the integration of the acquired entities into First Banks' existing operations are normally paid to the recipients within 90 days of the applicable consummation date and are expensed in the consolidated statements of income as incurred. The accrued severance balance of $921,000 identified in the following table is comprised of contractual obligations under salary continuation agreements to nine individuals and have remaining terms ranging from approximately three months to 12 years. As the obligation to make payments under these agreements is accrued at the consummation date, such payments do not have any impact on the consolidated statements of income. First Banks also incurs costs associated with acquisitions that are expensed in the consolidated statements of income. These costs relate principally to additional costs incurred in conjunction with the data processing conversions of the respective entities.

     A summary of the cumulative acquisition and integration costs attributable to the Company's acquisitions, which were accrued as of the consummation dates of the respective acquisitions, is listed below. These acquisition and integration costs are reflected in accrued and other liabilities in the consolidated balance sheets.

                                                                                       Information
                                                                 Severance           Technology Fees         Total
                                                                 ---------           ---------------         -----
                                                                             (dollars expressed in thousands)

         Balance at December 31, 2003.......................      $ 1,412                    --               1,412
         Nine Months Ended September 30, 2004:
           Amounts accrued at acquisition date..............          180                   496                 676
           Payments.........................................         (671)                 (496)             (1,167)
                                                                  -------                ------             -------
         Balance at September 30, 2004......................      $   921                    --                 921
                                                                  =======                ======             =======

     During the nine months ended September 30, 2004, First Bank opened the following four de novo branch offices:

                Branch Office Location               Date Opened
                ----------------------               -----------
                    Houston, Texas                February 9, 2004
                  Wildwood, Missouri              February 20, 2004
                   McKinney, Texas                  July 19, 2004
                San Diego, California              August 16, 2004

     On February 6, 2004, First Bank completed its divestiture of one branch office in rural Missouri. This branch divestiture resulted in a reduction of the deposit base of approximately $8.4 million, and a pre-tax gain of approximately $392,000, which is included in noninterest income. On April 16, 2004, First Bank completed its divestiture of one branch office in southern Illinois. This branch divestiture resulted in a reduction of the deposit base of approximately $15.0 million, and a pre-tax gain of approximately $630,000, which is included in noninterest income.

     On June 30, 2004, First Bank completed the sale of a significant portion of the leases in its commercial leasing portfolio. The sale reduced the Company's commercial leasing portfolio by approximately $33.1 million to $9.6 million at June 30, 2004. No gain or loss was recorded on the transaction. In conjunction with the transaction, First Bank established a $2.0 million liability associated with related recourse obligations for certain leases sold, as further discussed in Note 12 to the Consolidated Financial Statements. The commercial leasing portfolio has further declined to $7.5 million at September 30, 2004, reflecting the Company's overall business strategy to reduce its commercial leasing activities.

(3) INTANGIBLE ASSETS ASSOCIATED WITH THE PURCHASE OF SUBSIDIARIES, NET OF AMORTIZATION

     Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at September 30, 2004 and December 31, 2003:

                                                     September 30, 2004              December 31, 2003
                                                ---------------------------    ---------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying       Accumulated
                                                  Amount       Amortization      Amount       Amortization
                                                  ------       ------------      ------       ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles..............  $  19,428         (6,149)        17,391           (4,233)
         Goodwill associated with
           purchases of branch offices.........      2,210           (968)         2,210             (861)
                                                 ---------        -------       --------          -------
              Total............................  $  21,638         (7,117)        19,601           (5,094)
                                                 =========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries............  $ 150,541                       144,199
                                                 =========                      ========

     Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $733,000 and $2.0 million for the three and nine months ended September 30, 2004, respectively, and $658,000 and $1.8 million for the comparable periods in 2003. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and goodwill associated with purchases of branch offices, has been estimated through 2009 in the following table, and does not take into consideration any pending or potential future acquisitions or branch purchases.

                                                                                 (dollars expressed in thousands)
                  Year ending December 31:
                      Remaining 2004......................................................    $   731
                      2005................................................................      2,922
                      2006................................................................      2,922
                      2007................................................................      2,922
                      2008................................................................      2,922
                      2009 ...............................................................      1,021
                                                                                              -------
                         Total............................................................    $13,440
                                                                                              =======

     Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 ------------------------           ---------------------
                                                                    2004            2003             2004           2003
                                                                    ----            ----             ----           ----
                                                                               (dollars expressed in thousands)

           Balance, beginning of period......................... $ 145,255        142,167           145,548       140,112
           Goodwill acquired during period......................     6,564             --             6,564         1,026
           Acquisition-related adjustments......................        --          1,237              (222)        2,338
           Amortization - purchases of branch offices...........       (36)           (36)             (107)         (108)
                                                                 ---------        -------           -------       -------
           Balance, end of period............................... $ 151,783        143,368           151,783       143,368
                                                                 =========        =======           =======       =======

(4)  SERVICING RIGHTS

     Mortgage Banking Activities:
     ---------------------------

     At September 30, 2004 and December 31, 2003, First Banks serviced mortgage loans for others amounting to $1.11 billion and $1.22 billion, respectively. Borrowers' escrow balances held by First Banks on such loans were $7.5 million and $4.7 million at September 30, 2004 and December 31, 2003, respectively.

     Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                    September 30,
                                                                    -------------------             -------------------
                                                                     2004         2003               2004          2003
                                                                     ----         ----               ----          ----
                                                                              (dollars expressed in thousands)

           Balance, beginning of period........................   $ 12,533       16,979             15,408        14,882
           Originated mortgage servicing rights................        345        3,125              1,164         7,619
           Amortization........................................     (1,498)      (3,278)            (5,192)       (5,675)
           Impairment valuation allowance......................         --         (800)                --          (800)
           Reversal of impairment valuation allowance..........         --          166                 --           166
                                                                  --------       ------             ------        ------
           Balance, end of period..............................   $ 11,380       16,192             11,380        16,192
                                                                  ========       ======             ======        ======

     The fair value of mortgage servicing rights was approximately $16.8 million and $18.3 million at September 30, 2004 and 2003, respectively, and $18.3 million at December 31, 2003. The excess of the fair value of mortgage servicing rights over the carrying value was approximately $5.4 million and $2.1 million at September 30, 2004 and 2003, respectively, and $2.9 million at December 31, 2003.

     Amortization of mortgage servicing rights has been estimated through 2009 in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      Remaining 2004......................................................   $  1,028
                      2005................................................................      3,983
                      2006................................................................      3,392
                      2007................................................................      2,050
                      2008................................................................        732
                      2009................................................................        195
                                                                                             --------
                           Total..........................................................   $ 11,380
                                                                                             ========

     Other Servicing Activities:
     --------------------------

     At September 30, 2004, First Banks serviced SBA loans for others amounting to $204.8 million. Changes in SBA servicing rights, net of amortization, for the periods indicated were as follows:

                                                              Three Months Ended          Nine Months Ended
                                                              September 30, 2004         September 30, 2004
                                                              ------------------         ------------------
                                                                      (dollars expressed in thousands)

           Balance, beginning of period........................   $     --                         --
           SBA servicing rights acquired during period.........     15,076                     15,076
           Amortization .......................................       (163)                      (163)
                                                                  --------                     ------
           Balance, end of period..............................   $ 14,913                     14,913
                                                                  ========                     ======

     The fair value of SBA servicing rights has been estimated by management to be approximately $14.9 million at September 30, 2004. As further discussed in
Note 2 to the Consolidated Financial Statements, the fair value adjustments represent current estimates and are subject to further adjustments as the valuation data, including the receipt of certain third party valuation data, is finalized.

     Amortization of SBA servicing rights has been estimated through 2009 in the following table:

                                                                                 (dollars expressed in thousands)

                  Year ending December 31:
                      Remaining 2004......................................................   $    479
                      2005................................................................      1,789
                      2006................................................................      1,627
                      2007................................................................      1,475
                      2008................................................................      1,334
                      2009................................................................      1,203
                                                                                             --------
                           Total..........................................................   $  7,907
                                                                                             ========

(5)  EARNINGS PER COMMON SHARE

     The following is a reconciliation of the basic and diluted earnings per share computations for the periods indicated:


                                                                               Income         Shares        Per Share
                                                                             (numerator)   (denominator)     Amount
                                                                             -----------   -------------     ------
                                                                      (dollars in thousands, except share and per share data)

     Three months ended September 30, 2004:
         Basic EPS - income available to common stockholders.............    $  19,552         23,661      $   826.33
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            559          (11.13)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  19,744         24,220      $   815.20
                                                                             =========        =======      ==========

     Three months ended September 30, 2003:
         Basic EPS - income available to common stockholders.............    $  13,504         23,661      $   570.75
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          192            577           (5.66)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  13,696         24,238      $   565.09
                                                                             =========        =======      ==========

     Nine months ended September 30, 2004:
         Basic EPS - income available to common stockholders.............    $  63,496         23,661      $ 2,683.56
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            565          (41.44)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  64,009         24,226      $ 2,642.12
                                                                             =========        =======      ==========

     Nine months ended September 30, 2003:
         Basic EPS - income available to common stockholders.............    $  46,907         23,661      $ 1,982.48
         Effect of dilutive securities:
           Class A convertible preferred stock...........................          513            600          (27.85)
                                                                             ---------        -------      ----------
         Diluted EPS - income available to common stockholders...........    $  47,420         24,261      $ 1,954.63
                                                                             =========        =======      ==========

(6)  TRANSACTIONS WITH RELATED PARTIES

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and members of his immediate family, provides information technology and various related services to First Banks, Inc. and its subsidiaries. Fees paid under agreements with First Services, L.P. decreased to $6.7 million and $19.9 million for the three and nine months ended September 30, 2004, respectively, from $6.9 million and $20.6 million for the comparable periods in 2003. First Services, L.P. recorded reduced information technology costs as a result of the renegotiation of vendor service contracts and passed the cost reduction through to First Banks, Inc. and its subsidiaries. First Services, L.P. leases information technology and other equipment from First Bank. During the three months ended September 30, 2004 and 2003, First Services, L.P. paid First Bank $1.0 million and $985,000, respectively, and during the nine months ended September 30, 2004 and 2003, First Services, L.P. paid First Bank $3.2 million in rental fees for the use of that equipment.

     First Brokerage America, L.L.C., a limited liability company indirectly owned by First Banks' Chairman and members of his immediate family, received approximately $870,000 and $2.6 million for the three and nine months ended September 30, 2004, respectively, and $795,000 and $2.3 million for the comparable periods in 2003 in commissions paid by unaffiliated third-party companies. The commissions received were primarily in connection with the sales of annuities, securities and other insurance products to customers of First Bank.

     First Title Guaranty LLC (First Title), a limited liability company established and administered by and for the benefit of First Banks' Chairman and members of his immediate family, received approximately $100,000 and $304,000 for the three and nine months ended September 30, 2004, respectively, and $128,000 and $379,000 for the comparable periods in 2003 in commissions for policies purchased by First Banks or customers of First Bank from unaffiliated, third-party insurers.

     First  Bank  has  had in the  past,  and  may  have  in  the  future,  loan transactions in the ordinary course of business with its directors or affiliates. These loan transactions have been on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Loans to directors, their affiliates and executive officers of First Banks, Inc. were approximately $30.7 million and $20.0 million at September 30, 2004 and December 31, 2003, respectively. First Bank does not extend credit to its officers or to officers of First Banks, Inc., except for extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

     On August 30, 2004, First Bank granted to FCA, a corporation owned by First Banks' Chairman and members of his immediate family, a written option to purchase 735 Membership Interests of SBLS LLC, a newly organized and wholly owned limited liability company of First Bank, at a price of $10,000 per Membership Interest, or $7.35 million in aggregate. The option may be exercised by FCA at any time prior to December 31, 2004 by written notice to First Bank of the intention to exercise the option and payment to First Bank of $7.35 million. First Bank anticipates that FCA will exercise its option, upon which SBLS LLC will become 51.0% owned by First Bank and 49.0% owned by FCA.

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

     Quantitative measures established by regulation to ensure capital adequacy require First Banks and First Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2004, First Banks and First Bank were each well capitalized.

     As of September 30, 2004, the most recent notification from First Banks' primary regulator categorized First Banks and First Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, First Banks and First Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

     At September 30, 2004 and December 31, 2003, First Banks' and First Bank's required and actual capital ratios were as follows:


                                                             Actual                                       To Be Well
                                                    ---------------------------                        Capitalized Under
                                                    September 30,  December 31,      For Capital       Prompt Corrective
                                                        2004           2003       Adequacy Purposes    Action Provisions
                                                        ----           ----       -----------------    -----------------

     Total capital (to risk-weighted assets):
         First Banks..................................   11.06%        10.27%            8.0%                10.0%
         First Bank...................................   10.51         10.41             8.0                 10.0

     Tier 1 capital (to risk-weighted assets):
         First Banks..................................    9.28          8.46             4.0                  6.0
         First Bank...................................    9.25          9.15             4.0                  6.0

     Tier 1 capital (to average assets):
         First Banks..................................    8.35          7.62             3.0                  5.0
         First Bank...................................    8.31          8.22             3.0                  5.0

     On May 6, 2004, the Board requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. The proposed rules would implement several significant changes to the current regulatory capital rules. Under the proposal, the aggregate amount of trust preferred securities and certain other core capital elements would be limited to 25% of Tier 1 capital, net of goodwill. Additionally, qualifying trust preferred securities and Class C minority interests in excess of the 25% limit would be allowable in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The proposed rules also provide that in the last five years before maturity of the underlying subordinated note, the associated trust preferred securities would be treated as limited-life preferred stock, at one-fifth amortization per year, and would be excluded from Tier 1 capital and included in Tier 2 capital, subject, together with subordinated debt and other limited-life preferred stock, to a limit of 50% of Tier 1 capital. The public comment period on the newly proposed rules ended on July 11, 2004. First Banks is awaiting further guidance from the Board pending the outcome of the newly proposed rules, and is continuing to evaluate the proposed changes and their overall impact on the Company's financial condition and results of operations. Management expects that implementation of the Board's proposed rules, as currently stated, would reduce the Company's regulatory Tier 1 capital ratios. However, management believes its regulatory capital levels will continue to meet the well capitalized thresholds under the regulatory framework for prompt corrective action if the rules are adopted in the form proposed.

     In conjunction with the pending acquisition of Hillside and CIB as described in Note 2 to the Consolidated Financial Statements, First Banks, SFC and First Bank committed to the Board that each entity will remain well capitalized before and after consummation of the transaction. This commitment was made in response to a condition imposed by the Board in connection with its findings and decision to approve the regulatory applications submitted by First Banks.

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

     The business segment results are summarized as follows:

                                                                             Corporate, Other
                                                                             and Intercompany
                                                   First Bank              Reclassifications (1)          Consolidated Totals
                                          ---------------------------   --------------------------   ---------------------------
                                          September 30,  December 31,   September 30, December 31,   September 30,  December 31,
                                              2004          2003          2004           2003            2004            2003
                                              ----          ----          ----           ----            ----            ----
                                                                     (dollars expressed in thousands)

Balance sheet information:

Investment securities...................  $1,264,580    1,042,809         8,288          6,905        1,272,868       1,049,714
Loans, net of unearned discount.........   5,561,623    5,328,075            --             --        5,561,623       5,328,075
Goodwill................................     151,783      145,548            --             --          151,783         145,548
Total assets............................   7,562,558    7,097,635        11,399          9,305        7,573,957       7,106,940
Deposits................................   6,167,258    5,977,042       (39,452)       (15,427)       6,127,806       5,961,615
Note payable............................          --           --            --         17,000               --          17,000
Subordinated debentures.................          --           --       232,311        209,320          232,311         209,320
Stockholders' equity....................     780,462      766,397      (191,111)      (216,582)         589,351         549,815
                                          ==========    =========      ========       ========        =========       =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)            Consolidated Totals
                                          -----------------------      -----------------------        -------------------------
                                              Three Months Ended          Three Months Ended              Three Months Ended
                                                 September 30,              September 30,                   September 30,
                                          -----------------------      -----------------------        -------------------------
                                              2004         2003           2004          2003             2004            2003
                                              ----         ----           ----          ----             ----            ----
                                                                   (dollars expressed in thousands)

Income statement information:

Interest income.........................  $   99,311       96,053           150            111           99,461          96,164
Interest expense........................      19,916       19,166         3,937          3,918           23,853          23,084
                                          ----------    ---------      --------       --------        ---------       ---------
     Net interest income................      79,395       76,887        (3,787)        (3,807)          75,608          73,080
Provision for loan losses...............       7,500       15,000            --             --            7,500          15,000
                                          ----------    ---------      --------       --------        ---------       ---------
     Net interest income after
       provision for loan losses........      71,895       61,887        (3,787)        (3,807)          68,108          58,080
                                          ----------    ---------      --------       --------        ---------       ---------
Noninterest income......................      22,133       20,192          (151)            50           21,982          20,242
Noninterest expense.....................      57,398       52,671           993          1,859           58,391          54,530
                                          ----------    ---------      --------       --------        ---------       ---------
     Income before provision for
       income taxes.....................      36,630       29,408        (4,931)        (5,616)          31,699          23,792
Provision for income taxes..............      13,663       12,040        (1,712)        (1,948)          11,951          10,092
                                          ----------    ---------      --------       --------        ---------       ---------
     Net income.........................  $   22,967       17,368        (3,219)        (3,668)          19,748          13,700
                                          ==========    =========      ========       ========        =========       =========

                                                                           Corporate, Other
                                                                           and Intercompany
                                                  First Bank             Reclassifications (1)           Consolidated Totals
                                          -----------------------      -----------------------        -------------------------
                                               Nine Months Ended           Nine Months Ended              Nine Months Ended
                                                 September 30,                September 30,                 September 30,
                                          -----------------------      -----------------------        -------------------------
                                              2004          2003         2004           2003             2004          2003
                                              ----          ----         ----           ----             ----          ----
                                                                   (dollars expressed in thousands)

Income statement information:

Interest income.........................  $  291,744      293,749           429            710          292,173         294,459
Interest expense........................      55,162       66,448        11,144         14,755           66,306          81,203
                                          ----------    ---------      --------       --------        ---------       ---------
     Net interest income................     236,582      227,301       (10,715)       (14,045)         225,867         213,256
Provision for loan losses...............      23,250       36,000            --             --           23,250          36,000
                                          ----------    ---------      --------       --------        ---------       ---------
     Net interest income after
       provision for loan losses........     213,332      191,301       (10,715)       (14,045)         202,617         177,256
                                          ----------    ---------      --------       --------        ---------       ---------
Noninterest income......................      63,102       58,577          (457)         6,137           62,645          64,714
Noninterest expense.....................     163,303      161,877         3,095          3,785          166,398         165,662
                                          ----------    ---------      --------       --------        ---------       ---------
     Income before provision for
       income taxes.....................     113,131       88,001       (14,267)       (11,693)          98,864          76,308
Provision for income taxes..............      42,613       32,933        (7,769)        (4,056)          34,844          28,877
                                          ----------    ---------      --------       --------        ---------       ---------
     Net income.........................  $   70,518       55,068        (6,498)        (7,637)          64,020          47,431
                                          ==========    =========      ========       ========        =========       =========
------------------
(1)  Corporate  and other  includes  $2.4  million and $2.3  million of interest expense on subordinated debentures,  after applicable income tax benefit of $1.3 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended  September 30, 2004 and  2003,  corporate  and other  includes  $7.0  million and $9.3  million of interest expense on subordinated debentures, after applicable income tax benefits of $3.8 million and $5.0 million, respectively.


 (9) OTHER BORROWINGS

     Other borrowings were comprised of the following at September 30, 2004 and December 31, 2003:

                                                                                   September 30,     December 31,
                                                                                       2004              2003
                                                                                  ---------------  ----------------
                                                                                  (dollars expressed in thousands)

         Securities sold under agreements to repurchase:
              Daily...............................................................   $ 165,098          166,479
              Term................................................................     350,000          100,000
         Federal Home Loan Bank borrowings........................................      35,164            7,000
                                                                                     ---------          -------
                  Total other borrowings..........................................   $ 550,262          273,479
                                                                                     =========          =======

     In conjunction with First Banks' interest rate risk management program, First Banks entered into the following transactions with the objective of stabilizing net interest income over time:

     >> Effective January 12, 2004, First Banks consummated a $150.0 million three-year reverse repurchase agreement under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.8350% plus a floating amount equal to the differential between the three-month London Interbank Offing Rate reset in arrears and the strike price of 3.50%, if the three-month London Interbank Offering Rate reset in arrears exceeds 3.50%. The underlying securities associated with the reverse repurchase agreement are callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. In conjunction with this transaction, First Banks purchased $150.0 million of callable U.S. Government agency securities.

     >> Effective June 14, 2004, First Banks consummated two $50.0 million three-year reverse repurchase agreements under a master repurchase agreement with a single unaffiliated third party. Interest is paid quarterly and is equivalent to the three-month London Interbank Offering Rate minus 0.60% and 0.61%, respectively, plus a floating amount equal to the differential between the three-month London Interbank Offing Rate reset in arrears and the strike price of 5.00%, if the three-month London Interbank Offering Rate reset in arrears exceeds 5.00%. The underlying securities associated with the reverse repurchase agreements are callable U.S. Government agency securities and are held by other financial institutions under safekeeping agreements. In conjunction with these transactions, First Banks purchased $100.0 million of callable U.S. Government agency securities.

     At September 30, 2004 and December 31, 2003, Federal Home Loan Bank borrowings were $35.2 million and $7.0 million, respectively. The increase during the nine months ended September 30, 2004 is attributable to First Banks' acquisition of CMC, which provided $30.2 million of Federal Home Loan Bank borrowings.

(10) NOTE PAYABLE

     On August 12, 2004, First Banks entered into a first amendment to its revolving credit line with a group of unaffiliated financial institutions. The material changes in the First Amendment to Secured Credit Agreement (Credit Agreement) are amendments to the termination date and an increase in the revolving credit line and letter of credit facility. The Credit Agreement provides a $75.0 million revolving credit line and a $25.0 million letter of credit facility. Interest is payable on outstanding principal loan balances at a floating rate equal to either the lender's prime rate or, at First Banks' option, the London Interbank Offering Rate plus a margin determined by the outstanding loan balances and First Banks' net income for the preceding four calendar quarters. If the loan balances outstanding under the revolving credit line are accruing at the prime rate, interest is paid monthly. If the loan balances outstanding under the revolving credit line are accruing at the London Interbank Offering Rate, interest is payable based on the one, two, three or six-month London Interbank Offering Rate, as selected by First Banks. Amounts may be borrowed under the Credit Agreement until August 11, 2005, at which time the principal and interest outstanding is due and payable. There were no outstanding loan balances under the Credit Agreement at September 30, 2004. Outstanding loan balances under the previous credit agreement were $17.0 million at December 31, 2003. Letters of credit issued to unaffiliated third parties on behalf of First Banks under the letter of credit facility were $6.3 million and $5.4 million at September 30, 2004 and December 31, 2003, respectively, and had not been drawn on by the counterparties.

     The Credit Agreement requires maintenance of certain minimum capital ratios for First Banks and First Bank, certain maximum nonperforming assets ratios for First Banks and First Bank and a minimum return on assets ratio for First Banks. In addition, it prohibits the payment of dividends on First Banks' common stock and contains additional covenants. Loans under the Credit Agreement are secured by First Banks' ownership interest in the capital stock of its subsidiaries.

(11) SUBORDINATED DEBENTURES

     On September 8, 2004, First Banks entered into a commitment letter providing for the issuance of $60.0 million in aggregate of trust preferred securities through private placement transactions, to be issued by two newly formed affiliated statutory trusts of First Banks. The gross amount of the proceeds from the private placements will be used by the affiliated statutory trusts to purchase variable rate subordinated debentures from First Banks. First Banks will use the proceeds from the issuance of the subordinated debentures to the affiliated statutory trusts to fund its pending acquisition of Hillside and CIB, as further described in Note 2 to the Consolidated Financial Statements. The initial private placement was completed on September 20, 2004, with the first newly formed affiliated statutory trust issuing $20.0 million of trust preferred securities, as further discussed below. The funds have been temporarily invested until their use for the acquisition of Hillside and CIB. Under the terms of the commitment letter, the second private placement will take place no later than December 17, 2004, and will likely occur in November 2004. In conjunction with that transaction, First Banks will form a second affiliated statutory trust, which will issue $40.0 million of additional trust preferred securities.

     On September 20, 2004, FBST II, a newly formed Delaware statutory trust, issued 20,000 shares of variable rate trust preferred securities at $1,000 per share in a private placement, and issued 619 shares of common securities to First Banks at $1,000 per share. First Banks owns all of the common securities of FBST II. The gross proceeds of the offering were used by FBST II to purchase $20.6 million of variable rate subordinated debentures from First Banks, maturing on September 20, 2034. The maturity date of the subordinated debentures may be shortened to a date not earlier than September 20, 2009, if certain conditions are met. The subordinated debentures are the sole asset of FBST II. In connection with the issuance of the FBST II preferred securities, First Banks made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by First Banks of the obligations of FBST II under the FBST II preferred securities. Proceeds from the issuance of the subordinated debentures to FBST II, net of offering expenses, were $20.6 million. The distribution rate on the FBST II securities is equivalent to the three-month London Interbank Offering Rate plus 205.0 basis points, and is payable quarterly in arrears beginning December 20, 2004.

(12) CONTINGENT LIABILITIES

     First Banks is a party to two continuing guaranty contracts. For value received, and for the purpose of inducing a pension fund and its trustees and a welfare fund and its trustees (the Funds) to conduct business with Missouri Valley Partners, Inc. (MVP), First Bank's institutional investment management subsidiary, First Banks irrevocably and unconditionally guaranteed payment of and promised to pay to each of the Funds any amounts up to the sum of $5.0 million to the extent MVP is liable to the Funds for a breach of the Investment Management Agreements (including the Investment Policy Statement and Investment Guidelines), by and between MVP and the Funds and/or any violation of the Employee Retirement Income Security Act by MVP resulting in liability to the Funds. The guaranties are continuing guaranties of all obligations that may arise for transactions occurring prior to termination of the Investment
Management Agreements and are co-existent with the term of the Investment Management Agreements. The Investment Management Agreements have no specified term but may be terminated at any time upon written notice by the Trustees or, at First Banks' option, upon thirty days written notice to the Trustees. In the event of termination of the Investment Management Agreements, such termination shall have no effect on the liability of First Banks with respect to obligations incurred before such termination. The obligations of First Banks are joint and several with those of MVP. First Banks does not have any recourse provisions that would enable it to recover from third parties any amounts paid under the contracts nor does First Banks hold any assets as collateral that, upon occurrence of a required payment under the contract, could be liquidated to recover all or a portion of the amount(s) paid. At September 30, 2004 and December 31, 2003, First Banks had not recorded a liability for the obligations associated with these guaranty contracts, as the likelihood that First Banks will be required to make payments under the contracts is remote.

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

     On August 31, 2004, SBLS LLC acquired substantially all of the assets and assumed certain liabilities of SBLS, as further discussed in Note 2 to the Consolidated Financial Statements. The Amended and Restated Asset Purchase Agreement (Asset Purchase Agreement) governing this transaction provides for certain payments to the seller contingent on future valuations of specifically identified assets, including servicing assets and retained interests in securitizations. As of September 30, 2004, SBLS LLC had not recorded a liability for the obligations associated with these contingent payments, as the likelihood that SBLS LLC will be required to make payments under the Asset Purchase Agreement is not ascertainable at the present time.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward looking statements may be identified through the use of words such as: "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning or future or conditional terms such as:
"will," "would," "should," "could," "may," "likely," "probably," or "possibly." Examples of forward looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to: fluctuations in interest rates and in the economy, including the threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; the credit risk associated with consumers who may not repay loans; the geographic dispersion of our offices; the impact our hedging activities may have on our operating results; the highly regulated environment in which we operate; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; the impact of making acquisitions without using our common stock; and possible asset quality issues, unknown liabilities or integration issues with the businesses that we have acquired. We do not have a duty to and will not update these forward-looking statements. Readers of this quarterly report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward looking statements and should not place undo reliance on these statements.

                                     General

     We are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned subsidiary bank, First Bank, headquartered in St. Louis County, Missouri. First Bank currently operates 151 branch banking offices in California, Illinois, Missouri and Texas. At September 30, 2004, we had total assets of $7.57 billion, loans, net of unearned discount, of $5.56 billion, total deposits of $6.13 billion and total stockholders' equity of $589.4 million.

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

                               Financial Condition

     Total assets were $7.57 billion and $7.11 billion at September 30, 2004 and December 31, 2003, respectively, an increase of 6.57%. The $467.0 million increase in total assets is primarily attributable to increases in investment securities and loans, net of unearned discount, which were primarily funded by increases in deposits and other borrowings, primarily term reverse repurchase agreements. Our acquisitions of Continental Community Bank and Trust Company, or CCB, and Small Business Loan Source, Inc., or SBLS, in the third quarter of 2004 provided assets of $140.7 million and $47.1 million, respectively, resulting in an increase in total assets of $187.8 million. Investment securities increased $223.2 million, or 21.26%, to $1.27 billion at September 30, 2004 from $1.05 billion at December 31, 2003, reflecting purchases of $522.3 million and maturities of $367.5 million. Loans, net of unearned discount, increased $233.5 million to $5.56 billion at September 30, 2004 from $5.33 billion at December 31, 2003. Our acquisitions of CCB and SBLS provided loans, net of unearned discount, of $73.6 million and $24.0 million, respectively, resulting in a total increase in loans of $97.6 million. The allowance for loan losses increased to $128.0 million at September 30, 2004 from $116.5 million at December 31, 2003, as further discussed under "--Loans and Allowance for Loan Losses." The overall increase in total assets was partially offset by a $37.1 million decline in our derivative instruments to $12.2 million from $49.3 million due to a decline in the fair value of certain derivative financial instruments and the maturity of $800.0 million notional amount of interest rate swap agreements during 2004, as further discussed under "--Interest Rate Risk Management." In addition, other assets increased $3.4 million, reflecting a $14.9 million increase attributable to SBA servicing rights purchased from SBLS, partially offset by a $7.8 million net decrease in other real estate, as further discussed under "--Loans and Allowance for Loan Losses," and a $4.0 million decrease in mortgage servicing rights, as further discussed in Note 4 to our Consolidated Financial Statements.

     Total deposits increased $166.2 million, or 2.79%, to $6.13 billion at September 30, 2004 from $5.96 billion at December 31, 2003. The increase is primarily attributable to our acquisition of CCB, which provided total deposits of $104.6 million. The increase is also due to the expansion of our banking franchise with the opening of four de novo branch offices in 2004, in West St. Louis County, Missouri, Houston, Texas, McKinney, Texas and San Diego, California. The increase was partially offset by the divestiture of two Midwest branch offices during the first and second quarters of 2004, which resulted in a reduction of our deposit base of approximately $23.4 million. Our continued deposit marketing efforts and efforts to further develop multiple account relationships with our customers, in addition to slightly higher deposit rates on certain products, have contributed to deposit growth despite continued aggressive competition within our market areas and an anticipated level of attrition associated with ongoing low deposit rates. The deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transaction accounts, such as demand and savings accounts, rather than higher-cost time deposits.

     Other borrowings increased $276.8 million to $550.3 million at September 30, 2004 from $273.5 million at December 31, 2003. The increase is primarily attributable to $250.0 million of term reverse repurchase agreements that we entered into in conjunction with our interest rate risk management program during the first and second quarters of 2004, as further discussed under "--Interest Rate Risk Management" and in Note 9 to our Consolidated Financial Statements. Our note payable was fully repaid in April 2004 through dividends from our subsidiary bank, resulting in a decrease of $17.0 million since December 31, 2003. Our subordinated debentures increased $23.0 million to $232.3 million at September 30, 2004 from $209.3 million at December 31, 2003. This increase is primarily attributable to the issuance of $20.6 million of subordinated debentures to First Bank Statutory Trust II, or FBST II, a newly formed affiliated statutory trust, on September 20, 2004, as further discussed in Note 11 to our Consolidated Financial Statements, to fund our acquisition of Hillside and CIB. The increase is also attributable to an increase in the fair value of our interest rate swap agreements that are designated as fair value hedges and utilized to hedge certain issues of our subordinated debentures, as well as the continued amortization of debt issuance costs during the first nine months of 2004.

     Our deferred income tax liability decreased to $23.8 million at September 30, 2004 from $41.7 million at December 31, 2003. The decrease is primarily attributable to taxes associated with reductions in our derivative financial instruments and changes in unrealized gains and losses on available-for-sale investment securities.

     Stockholders' equity was $589.4 million and $549.8 million at September 30, 2004 and December 31, 2003, respectively, reflecting an increase of $39.5 million. The increase is primarily attributable to net income of $64.0 million, partially offset by a $24.0 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is comprised of $22.1 million associated with changes in our derivative financial instruments and $1.9 million associated with the change in our unrealized gains and losses on available-for-sale investment securities. The decrease is reflective of changes in prevailing interest rates, a decline in the fair value of our derivative financial instruments, and the maturity of $750.0 million notional amount of our interest rate swap agreements throughout 2004, as further discussed under "--Interest Rate Risk Management."

                              Results of Operations

Net Income

     Net income was $19.7 million and $64.0 million for the three and nine months ended September 30, 2004, respectively, compared to $13.7 million and $47.4 million for the comparable periods in 2003. Results for the three months ended September 30, 2004 reflect increased net interest and noninterest income, and a reduced provision for loan losses, partially offset by increased noninterest expense and an increased provision for income taxes. Results for the nine months ended September 30, 2004 over the comparable period in 2003 reflect increased net interest income and a reduced provision for loan losses, partially offset by decreased noninterest income, slightly increased noninterest expenses and an increased provision for income taxes. Our return on average assets was 1.04% and 1.16% for the three and nine months ended September 30, 2004, respectively, compared to 0.76% and 0.88% for the comparable periods in 2003. Our return on average stockholders' equity was 13.89% and 15.11% for the three and nine months ended September 30, 2004, respectively, compared to 10.01% and 11.86% for the comparable periods in 2003. Net income for 2004 includes a gain of $2.7 million, before applicable income taxes, recorded in February 2004 relating to the sale of a residential and recreational development property that was foreclosed on in January 2003, and gains, net of expenses, totaling $1.0 million, before applicable income taxes, recorded in February and April 2004 on the sale of two Midwest branch banking offices. Net income for 2003 includes a nonrecurring gain of $6.3 million, before applicable income taxes, recorded in the first quarter relating to the exchange of part of our investment in Allegiant Bancorp, Inc., or Allegiant, for a 100% ownership interest in Bank of Ste. Genevieve, or BSG, located in Ste. Genevieve, Missouri.

     The increase in earnings in 2004 continues to reflect our adaptation to the current interest rate environment and weak economic conditions that have prevailed in recent years. Our ongoing efforts to improve asset quality, maintain an acceptable net interest margin in the current low interest rate environment, improve our noninterest income and control operating expenses are reflected in our financial performance. We continued to maintain strong net interest income, partially attributable to the earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates. However, the benefits of the swap agreements have declined during the third quarter of 2004 due to rising interest rates and the maturity of $600.0 million notional amount of interest rate swap agreements on September 20, 2004. Although the Company is implementing other methods to offset the reduction in net interest income, including the funding of investment security purchases through the issuance of term reverse repurchase agreements, the maturity of the swap agreements will result in a sizeable decline in future net interest income, which may be further adversely affected if prevailing interest rates decrease. In addition, the Company reduced its subordinated debentures by $63.1 million during the second quarter of 2003, further contributing to the improvement in net interest income. However, in addition to the impact of the interest rate swap agreements that matured in the third quarter of 2004, the current interest rate environment, generally weak loan demand and overall economic conditions continue to exert pressure on our net interest income.

     Our overall asset quality levels have substantially improved during 2004, resulting in a $19.9 million reduction in nonperforming assets since December 31, 2003. The reduction in nonperforming assets was attributable to significant loan payoffs, the liquidation of foreclosed property and the sale of a significant portion of our commercial leasing portfolio, partially offset by additions to nonperforming assets associated with our acquisitions of CCB and SBLS. We also sold a majority of the leases in our commercial leasing portfolio on June 30, 2004 to further reduce our outstanding balances within this segment of our portfolio, consistent with our business strategy initiated in late 2002 to reduce our commercial leasing activities. Residual problems in our loan portfolio that primarily resulted from weak economic conditions in our markets remain a primary focus of management as we continue our ongoing efforts to further reduce our nonperforming asset levels. Due to economic conditions within our markets, we experienced higher-than-historical levels of loan charge-offs, loan delinquencies and nonperforming loans in 2003, which resulted in an increased provision for loan losses. Although we have realized a substantial reduction in nonperforming assets in 2004, we continue to monitor our loan and leasing portfolios and focus on asset quality and related challenges stemming from the current economic environment, including weak loan demand and low prevailing interest rates.

     Noninterest income was $22.0 million and $62.6 million for the three and nine months ended September 30, 2004, respectively, in comparison to $20.2 million and $64.7 million for the comparable periods in 2003. The decrease for the nine months ended September 30, 2004 is primarily attributable to a nonrecurring $6.3 million gain recorded in the first quarter of 2003 on the exchange of part of our investment in the common stock of Allegiant for a 100% ownership interest in BSG. Excluding this transaction, noninterest income for the three and nine months ended September 30, 2004 increased $1.7 million, or 8.60%, and $4.2 million, or 7.17%, respectively, over the comparable period in 2003. The increase for 2004 is attributable to increased service charges on deposit accounts and customer service fees, increased loan servicing fees, increased portfolio management fees associated with our institutional money management subsidiary, gains, net of expenses, recognized on the sale of two Midwest branch banking offices and a decrease in losses on the valuation or sale of certain assets related to our commercial leasing portfolio. This increase was partially offset by reduced gains on mortgage loans sold and held for sale and a decline in rental income associated with our reduced commercial leasing activities.

     Noninterest expense was $58.4 million and $166.4 million for the three and nine months ended September 30, 2004, respectively, in comparison to $54.5 million and $165.7 million for the comparable periods in 2003. Our efficiency ratio, which is defined as the ratio of noninterest expense to the sum of net interest income and noninterest income, was 59.83% and 57.67% for the three and nine months ended September 30, 2004, respectively, in comparison to 58.43% and 59.60% for the comparable periods in 2003. The increase in noninterest expense in 2004 reflects an increase in salary and employee benefit costs associated with generally higher costs of employing and retaining qualified personnel, additions to staff to enhance senior management expertise and expand product lines, and recent acquisitions. This increase is also attributable to a lower allocation of direct loan origination costs from salaries and employee benefit expense to gain on mortgage loans sold and held for sale due to a slowdown in the volume of mortgage loans originated and sold, an increase in the volume of mortgage loans originated that we retained in our loan portfolio, as further discussed under "--Loans and Allowance for Loan Losses," and a change in the fallout percentage associated with the allocation. The overall increase in noninterest expense was partially offset by a decrease in write-downs on commercial operating leases resulting from reductions in estimated residual values realized during 2003, as well as a reduction in expenses and losses, net of gains, on other real estate, primarily related to a $2.7 million gain recorded in February 2004 on the sale of a residential and recreational development property that was foreclosed on in January 2003, as further discussed under "--Loans and Allowance for Loan Losses." The decrease also reflects a decrease in occupancy and furniture and equipment expenses due to various lease termination obligations incurred in 2003.

Net Interest Income

     Net interest income (expressed on a tax-equivalent basis) increased to $75.9 million and $226.8 million for the three and nine months ended September 30, 2004, respectively, compared to $73.4 million and $214.3 million for the comparable periods in 2003, reflecting increases of 3.42% and 5.83%, respectively. Net interest margin was 4.37% and 4.50% for the three and nine months ended September 30, 2004, respectively, in comparison to 4.49% and 4.43% for the comparable periods in 2003. Net interest income is the difference between interest earned on our interest-earning assets, such as loans and securities, and interest paid on our interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by the level and composition of assets, liabilities and stockholders' equity, as well as the general level of interest rates and changes in interest rates. Interest income on a tax-equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local income taxes yielding the same after-tax income. Net interest margin is determined by dividing net interest income on a tax-equivalent basis by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. We credit the increase in net interest income primarily to lower rates on deposits and other borrowings, increased average investment securities with higher yields, increased average loan balances associated with our acquisitions and internal growth, and a $63.1 million net reduction in our outstanding subordinated debentures in 2003. The earnings on our interest rate swap agreements that were entered into in conjunction with our interest rate risk management program to mitigate the effects of decreasing interest rates also contributed to the maintenance of our net interest margin for the nine months ended September 30, 2004. As further discussed under "--Interest Rate Risk Management," our derivative financial instruments used to hedge our interest rate risk contributed $13.0 million and $44.7 million to net interest income for the three and nine months ended September 30, 2004, respectively, compared to $17.3 million and $48.1 million for the comparable periods in 2003. However, the benefits of the swap agreements declined during the third quarter of 2004 due to rising interest rates and the maturity of $600.0 million notional amount of interest rate swap agreements in late September 2004. These swap agreements provided net interest income of approximately $6.7 million and $23.0 million during the three and nine months ended September 30, 2004, respectively, and $8.2 million and $23.8 million for the comparable periods in 2003. Although the Company is implementing other methods to offset the reduction in net interest income, including the funding of investment security purchases through the issuance of term reverse repurchase agreements, the maturity of the swap agreements will result in a sizeable reduction of future net interest income, which may be further adversely affected if prevailing interest rates decrease.

     Average interest-earning assets increased to $6.90 billion and $6.74 billion for the three and nine months ended September 30, 2004, respectively, compared to $6.49 billion and $6.47 billion for the three and nine months ended September 30, 2003. The increase is primarily attributable to our acquisitions of CCB and SBLS in the third quarter of 2004, which provided assets of $187.8 million in aggregate and our acquisition of BSG in March 2003, which provided assets of $115.1 million. In addition, the decline in prevailing interest rates led to the early redemption of $136.3 million of subordinated debentures, issued during 1997 and 1998, and the issuance of $73.2 million of additional subordinated debentures at lower interest rates in the second quarter of 2003. In March 2003, we issued $25.8 million of subordinated debentures to First Bank Statutory Trust, and in April 2003, we issued $47.4 million of subordinated debentures to First Preferred Capital Trust IV. These transactions, coupled with the use of additional derivative financial instruments, have allowed us to reduce our overall expense associated with our subordinated debentures. However, prevailing low interest rates, generally weak loan demand, increased competition and overall economic conditions continue to exert pressure on our net interest margin. Furthermore, on September 20, 2004, we issued $20.6 million of additional subordinated debentures to FBST II to fund our pending acquisition of Hillside and CIB, as further discussed in Note 11 to our Consolidated Financial Statements.

     Average investment securities were $1.25 billion and $1.22 billion for the three and nine months ended September 30, 2004, respectively, in comparison to $926.7 million and $948.8 million for the comparable periods in 2003, reflecting increases of $321.1 million and $273.2 million, respectively. The yield on our investment portfolio increased to 4.14% and 4.12% for the three and nine months ended September 30, 2004, respectively, compared to 3.23% and 3.56% for the comparable periods in 2003. Funds available from maturities of investment securities were used to purchase additional investment securities during the first nine months of 2004, including purchases of $250.0 million of callable U.S. Government agency securities. These securities represent the underlying securities associated with $250.0 million, in aggregate, of three-year reverse repurchase agreements under master repurchase agreements that we consummated in the first and second quarters of 2004, as further described in Note 9 to our Consolidated Financial Statements.

     Average loans, net of unearned discount, were $5.52 billion and $5.41 billion for the three and nine months ended September 30, 2004, respectively, compared to $5.42 billion and $5.39 billion for the comparable periods in 2003, reflecting increases of $98.6 million and $17.9 million, respectively. The yield on our loan portfolio decreased to 6.22% and 6.28% for the three and nine months ended September 30, 2004, respectively, compared to 6.48% and 6.67% for the comparable periods in 2003. We attribute the increase in the average balance for 2004 primarily to internal growth and our acquisitions completed during the third quarter of 2004, partially offset by reductions in our loans held for sale and lease financing portfolios. In addition, increased competition and general economic conditions within our market areas have contributed to continued weak loan demand and generally low prevailing interest rates, despite the recent increases in the prime lending rate experienced in the third quarter of 2004. Average real estate construction and development loans increased approximately $93.7 million in 2004 primarily as a result of seasonal increases on existing and available credit lines as well as new loan production. Average mortgage loans held for sale declined approximately $162.8 million for the nine months ended September 30, 2004 due to a slowdown in overall loan volumes that began in the fourth quarter of 2003 as well as management's business strategy decision in mid-2003 to retain a portion of new residential mortgage loan production in our portfolio to offset continued weak loan demand in other sectors of our loan portfolio. This decision contributed to the increase in average real estate mortgage loans of approximately $176.9 million for the nine months ended
September 30, 2004. Average lease financing volumes decreased approximately $70.4 million in 2004 primarily resulting from our business strategy initiated in late 2002 to reduce our commercial leasing activities and the sale of a significant portion of the remaining leases in our commercial leasing portfolio in June 2004, as further discussed under "--Loans and Allowance for Loan Losses."

     Average deposits were $6.12 billion and $6.04 billion for the three and nine months ended September 30, 2004, respectively, and $6.05 billion and $6.06 billion for the comparable periods in 2003. For the three and nine months ended September 30, 2004, the aggregate weighted average rate paid on our deposit portfolio decreased to 1.42% and 1.39%, respectively, from 1.48% and 1.71% for the comparable periods in 2003. We attribute the decline in rates paid primarily to rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The earnings associated with certain of our interest rate swap agreements designated as fair value hedges also contributed to the reduction in deposit rates paid on our time deposits. However, the continued competitive pressures on our deposit pricing within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing while still providing an adequate funding source for our loan portfolio. The change in average deposit mix reflects our continued efforts to restructure the composition of our deposit base as the majority of our deposit development programs are directed toward increased transactional accounts, such as demand and savings accounts, rather than time deposits, and emphasize attracting more than one account relationship with customers. Average demand and savings deposits increased to $4.14 billion and $4.09 billion for the three and nine months ended September 30, 2004, respectively, from $4.06 billion and $3.99 billion for the comparable periods in 2003. Average total time deposits decreased to $1.98 billion and $1.95 billion for the three and nine months ended September 30, 2004, respectively, from $1.99 billion and $2.07 billion for the comparable periods in 2003.

     Average other borrowings increased to $541.1 million and $456.6 million for the three and nine months ended September 30, 2004, respectively, compared to $246.8 million and $200.4 million for the comparable periods in 2003. The aggregate weighted average rate paid on our other borrowings was 1.46% and 0.99% for the three and nine months ended September 30, 2004, respectively, compared to 0.88% and 1.11% for the comparable periods in 2003. This reflects the increased short-term interest rate environment that began in the second quarter of 2004. The increase in average other borrowings is primarily attributable to $250.0 million of term reverse repurchase agreements that we consummated during 2004 as further described in Note 9 to our Consolidated Financial Statements.

     The aggregate weighted average rate paid on our note payable was 16.97% for the nine months ended September 30, 2004, compared to 4.80% and 6.33% for the three and nine months ended September 30, 2003. Our note payable was paid in full in April 2004. The unusually high weighted average rate paid in 2004 reflects commitment, arrangement and other fees paid on the annual renewal of our secured credit agreement. Amounts outstanding under our revolving line of credit with a group of unaffiliated financial institutions bear interest at the lead bank's corporate base rate or, at our option, at the London Interbank Offering Rate plus a margin determined by the outstanding balance and our profitability for the preceding four calendar quarters. Thus, our revolving credit line represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. However, the borrowing level for these periods has been minimal.

     Average subordinated debentures were $211.8 million and $210.6 million for the three and nine months ended September 30, 2004, respectively, compared to $209.3 million and $262.3 million for the comparable periods in 2003. The aggregate weighted average rate paid on our subordinated debentures was 7.01% and 6.85% for the three and nine months ended September 30, 2004, respectively, and 6.71% and 7.30% for the comparable periods in 2003. Interest expense on our subordinated debentures was $3.7 million and $10.8 million for the three and nine months ended September 30, 2004, respectively, compared to $3.5 million and $14.3 million for the comparable periods in 2003. As previously discussed, the decrease for the nine months ended September 30, 2004 primarily reflects the redemption of $136.3 million of subordinated debentures and the issuance of $73.2 million of subordinated debentures at lower interest rates in 2003, partially offset by the issuance of $20.6 million of additional subordinated debentures in September 2004, as well as the earnings impact of our interest rate swap agreements, as further discussed under "--Interest Rate Risk Management."



     The  following  table sets forth, on a tax-equivalent basis, certain information relating to our average  balance  sheets, and reflects the average yield earned on  interest-earning  assets, the  average cost of  interest-bearing liabilities and  the resulting net interest income for the periods indicated:

                                          Three Months Ended September 30,                    Nine Months Ended September 30,
                                 ------------------------------------------------- -------------------------------------------------
                                           2004                      2003                     2004                     2003
                                 -------------------------  ---------------------- ------------------------  -----------------------
                                           Interest                 Interest                Interest                 Interest
                                  Average  Income/ Yield/  Average  Income/ Yield/ Average  Income/ Yield/  Average  Income/ Yield/
                                  Balance  Expense Rate    Balance  Expense Rate   Balance  Expense Rate    Balance  Expense Rate
                                  -------  ------- ------  -------  ------- ------ -------  ------- ------  -------  ------- ------
                                                                   (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $5,518,978 86,315  6.22% $5,420,342 88,588 6.48% $5,409,545 254,504  6.28% $5,391,656 269,128 6.67%
   Investment securities (4)....  1,247,820 12,972  4.14     926,698  7,548 3.23   1,221,985  37,697  4.12     948,757  25,280 3.56
   Federal funds sold and other.    135,987    476  1.39     145,589    345 0.94     105,748     899  1.14     133,474   1,099 1.10
                                 ---------- ------        ---------- ------       ---------- -------        ---------- -------
        Total interest-earning
          assets................  6,902,785 99,763  5.75   6,492,629 96,481 5.90   6,737,278 293,100  5.81   6,473,887 295,507 6.10
                                            ------                   ------                  -------                   -------
Nonearning assets...............    618,644                  692,494                 634,085                   709,270
                                 ----------               ----------              ----------                ----------
        Total assets............ $7,521,429               $7,185,123              $7,371,363                $7,183,157
                                 ==========               ==========              ==========                ==========

         Liabilities and
      Stockholders' Equity
      --------------------

Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand
       deposits................. $  842,855    801  0.38% $  851,014  1,195 0.56% $  855,434   2,592  0.40% $  852,663   4,346 0.68%
     Savings deposits...........  2,180,594  5,116  0.93   2,152,529  5,520 1.02   2,162,174  14,486  0.89   2,145,089  18,091 1.13
     Time deposits of $100
       or more..................    501,660  3,358  2.66     413,724  3,028 2.90     466,543   9,353  2.68     429,995  10,049 3.12
     Other time deposits (3)....  1,480,167  8,636  2.32   1,575,197  8,865 2.23   1,486,212  25,296  2.27   1,640,299  32,147 2.62
                                 ---------- ------        ---------- ------       ---------- -------        ---------- -------
        Total interest-bearing
          deposits..............  5,005,276 17,911  1.42   4,992,464 18,608 1.48   4,970,363  51,727  1.39   5,068,046  64,633 1.71
   Other borrowings.............    541,073  1,982  1.46     246,790    550 0.88     456,621   3,383  0.99     200,428   1,671 1.11
   Note payable (5).............         --    229    --      32,091    388 4.80       3,133     398 16.97      12,131     574 6.33
   Subordinated debentures (3)..    211,773  3,731  7.01     209,264  3,538 6.71     210,570  10,798  6.85     262,322  14,325 7.30
                                 ---------- ------        ---------- ------       ---------- -------        ---------- -------
        Total interest-bearing
          liabilities...........  5,758,122 23,853  1.65   5,480,609 23,084 1.67   5,640,687  66,306  1.57   5,542,927  81,203 1.96
                                            ------                   ------                  -------                   -------
Noninterest-bearing liabilities:
   Demand deposits..............  1,114,587                1,054,587               1,070,269                   992,043
   Other liabilities............     83,109                  106,914                  94,299                   113,386
                                 ----------               ----------              ----------                ----------
        Total liabilities.......  6,955,818                6,642,110               6,805,255                 6,648,356
Stockholders' equity............    565,611                  543,013                 566,108                   534,801
                                 ----------               ----------              ----------                ----------
        Total liabilities and
          stockholders' equity.. $7,521,429               $7,185,123              $7,371,363                $7,183,157
                                 ==========               ==========              ==========                ==========

Net interest income.............            75,910                   73,397                  226,794                   214,304
                                            ======                   ======                  =======                   =======
Interest rate spread............                    4.10                    4.23                      4.24                     4.14
Net interest margin (6).........                    4.37%                   4.49%                     4.50%                    4.43%
                                                    ====                    ====                     =====                     ====
--------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  Interest income and interest expense include the effects of interest rate swap agreements.
(4)  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $302,000 and $927,000  for the three and nine months ended September 30, 2004, and $317,000 and $1.0 million for the comparable periods in 2003, respectively.
(5)  Interest expense on the note payable includes commitment, arrangement and renewal fees.
(6)  Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-
     earning assets.

Provision for Loan Losses

     The provision for loan losses was $7.5 million and $23.3 million for the three and nine months ended September 30, 2004, respectively, compared to $15.0 million and $36.0 million for the comparable periods in 2003. Net loan charge-offs were $7.9 million and $18.6 million for the three and nine months ended September 30, 2004, respectively, compared to $12.1 million and $25.5 million for the comparable periods in 2003. In 2003, we continued to experience the higher level of problem loans and related loan charge-offs and past due loans that we began to experience in early 2002. This was a result of economic conditions within our markets, additional problems identified in certain acquired loan portfolios and continuing deterioration in our commercial leasing portfolio, particularly the segment of the portfolio relating to the airline industry. These factors necessitated higher provisions for loan losses than in prior periods. The reduced provision during the third quarter of 2004 resulted from an overall improvement in asset quality and a reduction in nonperforming loans, primarily resulting from significant loan payoffs. Nonperforming assets were $66.6 million at September 30, 2004 and $67.4 million at June 30, 2004, reflecting a substantial decline from $90.2 million at March 31, 2004, $86.5 million at December 31, 2003 and $81.3 million at September 30, 2003. The decrease in nonperforming assets during 2004 primarily reflects transactions associated with three significant customer relationships: (a) the sale of a residential and recreational development property that was foreclosed on in January 2003 with a carrying value of $9.2 million, representing approximately 83.0% of total other real estate assets at the time of sale; (b) a $13.9 million commercial credit relationship in the southern California region that had been placed on nonaccrual status in March 2004, for which a $3.9 million charge-off and a $10.0 million cash payment were recorded in the second quarter of 2004; and (c) the sale of a $7.3 million St. Louis region commercial credit relationship in the second quarter of 2004 that had been on nonaccrual status, as further discussed under "--Loans and Allowance for Loan Losses." These reductions were partially offset by $8.3 million of nonperforming assets as of September 30, 2004 associated with the acquisitions of CCB and SBLS. Our allowance for loan losses was $128.0 million at September 30, 2004, compared to $121.0 million at June 30, 2004, $124.9 million at March 31, 2004, $116.5 million at December 31, 2003 and $110.7 million at September 30, 2003. Management continues to closely monitor its operations to address the ongoing challenges posed by the current economic environment and expects nonperforming loans to remain at somewhat elevated levels throughout the remainder of 2004. Management considers these trends in its overall assessment of the adequacy of the allowance for loan losses. Additionally, management anticipates a significant increase in nonperforming loans associated with the pending acquisition of Hillside and CIB.

     Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

     Noninterest income was $22.0 million and $62.6 million for the three and nine months ended September 30, 2004, respectively, in comparison to $20.2 million and $64.7 million for the comparable periods in 2003. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains on sales of available-for-sale investment securities, gain on sales of branches, investment income on bank owned life insurance and other miscellaneous income. The reduction experienced in the first nine months of 2004 is primarily attributable to a $6.3 million gain recorded in March 2003 on the exchange of common stock of Allegiant, as further discussed below. Excluding this nonrecurring transaction in the first quarter of 2003, noninterest income for the three and nine months ended September 30, 2004 increased $1.7 million, or 8.60%, and $4.2 million, or 7.17%, respectively, from the comparable periods in 2003.

     Service charges on deposit accounts and customer service fees were $9.8 million and $28.6 million for the three and nine months ended September 30, 2004, respectively, in comparison to $9.2 million and $26.8 million for the comparable periods in 2003. The increase in service charges and customer service fees is primarily attributable to increased demand deposit account balances, our acquisitions of CCB and BSG completed in July 2004 and March 2003, respectively, additional products and services available and utilized by our retail and commercial customers, and increases in non-sufficient fund and returned check fee rates that became effective in December 2003.

     The gain on mortgage loans sold and held for sale was $4.7 million and $12.9 million for the three and nine months ended September 30, 2004, respectively, in comparison to $6.5 million and $14.6 million for the comparable periods in 2003. We attribute the decrease to the continued slowdown in 2004 in the volume of mortgage loans originated and sold that was initially experienced in the fourth quarter of 2003, management's decision to retain a portion of new mortgage loan production in the real estate mortgage portfolio in mid-2003 and a decrease in the allocation of direct loan origination costs from salaries and employee benefits expense to gain on mortgage loans sold and held for sale as a result of a change in the fallout percentage associated with the allocation. The fallout percentage represents the percentage of the number of loan applications that do not result in the ultimate origination of a loan divided by the total number of loan applications received.

     Net gains on sales of available-for-sale investment securities were $257,000 for the three and nine months ended September 30, 2004 and relate to sales of certain available-for-sale investment securities held by CCB that did not meet our investment objectives. Net gains on sales of available-for-sale investment securities were $266,000 and $6.8 million for the three and nine months ended September, 30, 2003. As previously discussed, in March 2003, we recorded a $6.3 million nonrecurring gain on the exchange of 974,150 shares of our Allegiant common stock for a 100% ownership interest in BSG.

     Gains, net of expenses, on the sale of two Midwest branch banking offices in 2004 totaled $1.0 million for the nine months ended September 30, 2004. The adjustment to gains, net of expenses, for the three months ended September 30, 2004, primarily relates to an adjustment to the fourth quarter 2003 gain recorded on the divestiture of three banking offices associated with an expense incurred by First Bank to correct certain environmental issues related to one of the banking offices. There were no sales of branch banking offices during the nine months ended September 30, 2003. On February 6, 2004, we sold one of our Missouri branch banking offices, resulting in a $392,000 gain, net of expenses. Additionally, on April 16, 2004, we sold one of our Illinois banking offices, resulting in a $630,000 gain, net of expenses.

     Other income was $6.0 million and $16.1 million for the three and nine months ended September 30, 2004, respectively, in comparison to $3.0 million and $12.4 million for the comparable periods in 2003. We attribute the primary components of the nine-month fluctuations in 2004 to:

     >> an increase of $3.0 million in loan servicing fees. The net increase is primarily attributable to increased fees from loans serviced for others, including fees from the SBA servicing asset purchased from SBLS, decreased amortization of mortgage servicing rights and a lower level of interest shortfall. Interest shortfall is the difference between the interest collected from a loan-servicing customer upon prepayment of the loan and a full month's interest that is required to be remitted to the security owner. Loan servicing fees for 2003 also included impairment on mortgage servicing rights. No impairment on mortgage servicing rights was recognized in 2004;

     >> increased portfolio management fee income of $1.7 million associated with our Institutional Money Management division;

     >> an increase in income associated with standby letters of credit of $575,000;

     >>   an increase of $408,000 in fees from fiduciary activities; and

     >> our acquisitions of CCB and BSG completed during 2004 and 2003, respectively; partially offset by

     >> a decline of $943,000 in rental income associated with our reduced commercial leasing activities;

     >> net losses on derivative instruments in 2004 compared to net gains on derivative instruments in 2003 resulting from changes in the fair value of our interest rate cap agreements, fair value hedges and underlying hedged liabilities. Net losses on derivative instruments were $401,000 and $856,000 for the three and nine months ended September 30, 2004, respectively, compared to net losses of $383,000 and net gains of $43,000 for the three months ended September 30, 2003, respectively;

     >> a decline of $263,000 in brokerage revenue primarily associated with overall market conditions and reduced customer demand; and

     >> a net increase in losses on the sale or reductions in valuations of certain assets, primarily related to the commercial leasing portfolio. Net losses for 2004 were $277,000 and included a $750,000 write-down on repossessed aircraft equipment, partially offset by gains of $510,000 on the sale other repossessed aircraft equipment, all of which were associated with our commercial leasing portfolio. Net losses for 2003 were $237,000 and primarily consisted of $1.1 million related to the disposition of fixed assets, including approximately $419,000 in losses on the disposal of certain leasing equipment.

Noninterest Expense

     Noninterest expense was $58.4 million and $166.4 million for the three and nine months ended September 30, 2004, respectively, in comparison to $54.5 million and $165.7 million for the comparable periods in 2003. Our efficiency ratio was 59.83% and 57.67% for the three and nine months ended September 30, 2004, respectively, compared to 58.43% and 59.60% for the comparable periods in 2003. The efficiency ratio is used by the financial services industry to measure an organization's operating efficiency. The efficiency ratio represents the ratio of noninterest expense to net interest income and noninterest income. The increase in noninterest expense primarily reflects an increase in salary and employee benefit expense, partially offset by a decline in expenses and losses, net of gains, on other real estate owned, a decrease in write-downs on various operating leases associated with our commercial leasing business and a decrease in occupancy, net of rental income, and furniture and equipment expense.

     Salaries and employee benefits expense was $29.9 million and $85.8 million for the three and nine months ended September 30, 2004, respectively, in comparison to $23.5 million and $71.7 million for the comparable periods in 2003. We attribute the overall increase to increased salaries and employee benefits expenses associated with our acquisitions in 2003 and 2004, in addition to generally higher salary and employee benefit costs associated with employing and retaining qualified personnel and additions to staff to enhance senior management expertise and expand product lines. The increase is also attributable to a lower allocation of direct loan origination costs from salaries and employee benefits expense to gain on mortgage loans sold and held for sale due to a slowdown in the volume of mortgage loans originated and sold, management's decision to retain a portion of new mortgage loan production in our real estate mortgage portfolio in mid-2003 and a change in the fallout percentage associated with the allocation.

     Occupancy, net of rental income, and furniture and equipment expense totaled $8.8 million and $26.5 million for the three and nine months ended September 30, 2004, respectively, in comparison to $9.5 million and $29.1 million for the comparable periods in 2003. The decrease is partially attributable to decreased rent expense associated with various lease terminations in 2003, including a $1.0 million lease termination obligation recorded in the second quarter of 2003 associated with the relocation of our San Francisco-based loan administration department to southern California and a $200,000 lease buyout on a California branch facility recorded in the first quarter of 2003. However, these overall expenses remain relatively high due to acquisitions, technology expenditures for equipment, continued expansion and renovation of various corporate and branch offices, and the relocation of certain branches and operational areas.

     Information technology fees were $8.0 million and $24.0 million for the three and nine months ended September 30, 2004, respectively, in comparison to $8.1 million and $24.6 million for the comparable periods in 2003. As more fully described in Note 6 to our Consolidated Financial Statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and operational support services to our subsidiaries and us. We attribute the level of fees to growth and technological advancements consistent with our product and service offerings, continued expansion and upgrades to technological equipment, networks and communication channels, offset by expense reductions resulting from the information technology conversion of BSG completed in 2003, as well as the achievement of certain efficiencies associated with the implementation of various technology projects. The information technology conversion of CCB was completed in September 2004.

     Legal, examination and professional fees were $1.6 million and $4.9 million for the three and nine months ended September 30, 2004, respectively, in comparison to $1.8 million and $5.6 million for the comparable periods in 2003. The continued expansion of overall corporate activities, the ongoing professional services utilized by certain of our acquired entities, and increased legal fees associated with commercial loan documentation, collection efforts and certain defense litigation costs related to acquired entities have all contributed to the overall expense levels in 2003 and 2004. The overall decrease in these fees in 2004 is primarily associated with higher legal fees paid in 2003 related to an ongoing lawsuit that reached final resolution in the second quarter of 2004.

     Amortization of intangibles associated with the purchase of subsidiaries was $733,000 and $2.0 million for the three and nine months ended September 30, 2004, respectively, in comparison to $658,000 and $1.8 million for the comparable periods in 2003. The increase for the first nine months of 2004 is primarily attributable to core deposit intangibles associated with our acquisitions of CCB on July 30, 2004 and BSG in March 2003.

     Communications and advertising and business development expenses increased to $1.8 million and $5.2 million for the three and nine months ended September 30, 2004, respectively, from $1.4 million and $4.9 million for the comparable periods in 2003. The expansion of our sales, marketing and product group in 2004 and broadened advertising campaigns have contributed to higher expenditures and are consistent with our continued focus on expanding our banking franchise and the products and services available to our customers. We continue our efforts to manage these expenses through renegotiation of contracts, enhanced focus on advertising and promotional activities in markets that offer greater benefits, as well as ongoing cost containment efforts.

     Other expense was $6.3 million and $14.1 million for the three and nine months ended September 30, 2004, respectively, in comparison to $8.2 million and $24.0 million for the comparable periods in 2003. Other expense encompasses numerous general and administrative expenses including insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, expenses on other real estate owned, memberships and subscriptions, transfer agent fees, sales taxes and travel, meals and entertainment. The decrease is primarily attributable to:

     >> a decrease of $4.9 million on expenditures and losses, net of gains, on other real estate. Expenditures and losses, net of gains, on other real estate reflected net gains of $3.2 million for the first nine months of 2004, in comparison to net expenses and losses of $1.7 million for the comparable period in 2003. Net gains on sales of other real estate in 2004 include a $2.7 million gain on the sale of a residential and recreational development property that was transferred to other real estate in January 2003, as further discussed under "--Loans and Allowance for Loan Losses," and approximately $390,000 in gains recorded on the sale of two additional holdings of other real estate. Net expenditures on other real estate for the first nine months of 2003 primarily included expenditures associated with the operation of the residential and recreational development property that was sold in February 2004 as well as a $200,000 expenditure associated with an unrelated residential real estate property located in the northern California region; and

     >> a $4.9 million decrease in write-downs on various operating leases associated with our commercial leasing business, primarily as a result of reductions in estimated residual values. For the first nine months of 2004, we recorded write-downs of $302,000, compared to $5.2 million for the comparable period in 2003; partially offset by

     >> expenses associated with our acquisitions completed during 2003 and 2004; and

     >>   continued growth and expansion of our banking franchise.

Provision for Income Taxes

     The provision for income taxes was $12.0 million and $34.8 million for the three and nine months ended September 30, 2004, respectively, in comparison to $10.1 million and $28.9 million for the comparable periods in 2003. The effective tax rate was 37.7% and 35.2% for the three and nine months ended
September 30, 2004, respectively, in comparison to 42.4% and 37.8% for the comparable periods in 2003. The decrease in the effective tax rate is primarily attributable to the reversal of a $2.8 million tax reserve in the second quarter of 2004 that was no longer deemed necessary as a result of the resolution of a potential tax liability. Excluding this transaction, the effective tax rate was 38.1% for the nine months ended September 30, 2004, reflecting higher taxable income and the merger of our two bank charters on March 31, 2003, which has resulted in higher taxable income allocations in states where we file separate state tax returns.

                          Interest Rate Risk Management

     We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we held as of September 30, 2004 and December 31, 2003 are summarized as follows:

                                                                   September 30, 2004           December 31, 2003
                                                                ------------------------    ------------------------
                                                                  Notional      Credit       Notional       Credit
                                                                   Amount      Exposure       Amount       Exposure
                                                                   ------      --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  500,000       1,655      1,250,000         2,857
         Fair value hedges....................................     276,200       8,290        326,200        12,614
         Interest rate cap agreements.........................          --          --        450,000            --
         Term reverse repurchase agreements...................     350,000          --        100,000            --
         Interest rate lock commitments.......................      11,500          --         15,500            --
         Forward commitments to sell
           mortgage-backed securities.........................      42,000          --         58,500            --
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

     During the three and nine months ended September 30, 2004, we realized net interest income on our derivative financial instruments of $13.0 million and $44.7 million, respectively, in comparison to $17.3 million and $48.1 million for the comparable periods in 2003. The decrease is primarily attributable to an increase in prevailing interest rates in 2004, the maturity of $800.0 million notional amount of interest rate swap agreements in 2004 and the interest expense associated with the term reverse repurchase agreements, partially offset by an increase in interest income associated with the additional swap agreements that we entered into during March, April and July 2003. The $600.0 million notional amount of interest rate swaps, designated as cash flow hedges, that matured on September 20, 2004, provided net interest income of approximately $6.7 million and $23.0 million during the three and nine months ended September 30, 2004, respectively, and $8.2 million and $23.8 million for the comparable periods in 2003. Although the Company is implementing other methods to offset the reduction in net interest income as further discussed below, the maturity of the swap agreements will result in a sizeable decline in future net interest income, which may be further adversely affected if prevailing interest rates decrease. We recorded net losses on derivative instruments, which are included in noninterest income in our consolidated statements of income, of $401,000 and $856,000 for the three and nine months ended September 30, 2004, respectively, in comparison to a net loss of $383,000 and a net gain of $43,000 on derivative instruments for the comparable periods in 2003. The decrease in 2004 reflects changes in the fair value of our interest rate cap agreements, fair value hedges and the underlying hedged liabilities.

Cash Flow Hedges

     During September 2000, March 2001, April 2001, March 2002 and July 2003, we entered into interest rate swap agreements of $600.0 million, $200.0 million, $175.0 million, $150.0 million and $200.0 million notional amount, respectively, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82%, 2.80% and 2.85%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. In addition, the $150.0 million notional amount swap agreement that we entered into in March 2002 matured on March 14, 2004 and the $600.0 million notional amount swap agreements that we entered into in September 2000 matured on September 20, 2004. The amount receivable by us under the swap agreements was $2.7 million and $3.9 million at September 30, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $1.1 million at September 30, 2004 and December 31, 2003.

     As further discussed under "--Effects of New Accounting Standards," on October 1, 2004 we implemented the guidance required by the Financial Accounting Standards Board's Derivatives Implementation Group on Statement of Financial Accounting Standards No. 133 Implementation Issue No. G25. The implementation of this new accounting guidance did not have a material impact on our financial condition or results of operations.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2004 and December 31, 2003 were as follows:

                                                                  Notional   Interest Rate Interest Rate    Fair
                          Maturity Date                            Amount        Paid        Received       Value
                          -------------                            ------        ----        --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2004:
             March 21, 2005..................................  $  200,000        1.93%         5.24%      $  2,855
             April 2, 2006...................................     100,000        1.93          5.45          3,954
             July 31, 2007...................................     200,000        1.90          3.08           (553)
                                                               ----------                                 --------
                                                               $  500,000        1.92          4.42       $  6,256
                                                               ==========       =====         =====       ========

         December 31, 2003:
             March 14, 2004..................................  $  150,000        1.20%         3.93%      $    879
             September 20, 2004..............................     600,000        1.30          6.78         23,250
             March 21, 2005..................................     200,000        1.18          5.24          8,704
             April 2, 2006...................................     100,000        1.18          5.45          6,881
             July 31, 2007...................................     200,000        1.15          3.08            501
                                                               ----------                                 --------
                                                               $1,250,000        1.24          5.49       $ 40,215
                                                               ==========       =====         =====       ========


Fair Value Hedges

     We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

     >> During January 2001, we entered into $50.0 million notional amount of three-year interest rate swap agreements and $150.0 million notional amount of five-year interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of our other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $1.9 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively, and the amount payable by us under the swap agreements was $553,000 and $537,000 at September 30, 2004 and December 31, 2003,
          respectively. In September 2003, we discontinued hedge accounting treatment on the $50.0 million notional amount of three-year swap agreements entered into in January 2001 due to the loss of our highly correlated hedge positions between the swap agreements and the underlying hedged liabilities. Consequently, the related $1.3 million basis adjustment of the underlying hedged liabilities was recorded as a reduction of interest expense over the remaining weighted average maturity of the underlying hedged liabilities. This $50.0 million notional swap agreement matured in January 2004.

     >> During May 2002, we entered into $55.2 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.30%. During June 2002, we entered into $46.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2004 or December 31, 2003. The $46.0 million notional amount interest rate swap agreement was called by its counterparty on May 14, 2003 resulting in final settlement of this swap agreement on June 30, 2003. There was no gain or loss recorded as a result of this transaction.

     >> During March 2003 and April 2003, we entered into $25.0 million and $46.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 2.55% and 2.58%, respectively. The underlying hedged liabilities are a portion of our subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. There were no amounts receivable or payable by us at September 30, 2004 or December 31, 2003.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2004 and December 31, 2003 were as follows:

                                                                  Notional  Interest Rate  Interest Rate     Fair
                          Maturity Date                            Amount        Paid         Received       Value
                          -------------                            ------        ----         --------       -----
                                                                         (dollars expressed in thousands)

         September 30, 2004:
             January 9, 2006..................................  $ 150,000        1.58%         5.51%      $  5,445
             December 31, 2031................................     55,200        3.88          9.00          2,713
             March 20, 2033...................................     25,000        4.13          8.10           (898)
             June 30, 2033....................................     46,000        4.16          8.15         (1,565)
                                                                ---------                                 --------
                                                                $ 276,200        2.70          6.88       $  5,695
                                                                =========       =====         =====       ========

         December 31, 2003:
             January 9, 2004(1)...............................  $  50,000        1.15%         5.37%      $     --
             January 9, 2006..................................    150,000        1.15          5.51          9,932
             December 31, 2031................................     55,200        3.44          9.00          2,499
             March 20, 2033...................................     25,000        3.69          8.10         (1,270)
             June 30, 2033....................................     46,000        3.72          8.15         (2,008)
                                                                ---------                                 --------
                                                                $ 326,200        2.10          6.65       $  9,153
                                                                =========       =====         =====       ========
         ---------------
         (1)Hedge accounting treatment was discontinued in September 2003 as further discussed above.



Interest Rate Cap Agreements

     In conjunction with our interest rate swap agreements designated as cash flow hedges that matured on September 20, 2004, we had also entered into $450.0 million notional amount of four-year interest rate cap agreements to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. These interest rate cap agreements matured on September 20, 2004. The interest rate cap agreements provided for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2003, the carrying value of these interest rate cap agreements, which is included in derivative instruments in the consolidated balance sheets, was zero.

Term Reverse Repurchase Agreements

     During July 2003, August 2003, January 2004 and July 2004, we entered into $50.0 million four-year, $50.0 million three-year, $150.0 million three-year and $100.0 million three-year reverse repurchase agreements, respectively, under master repurchase agreements with an unaffiliated third party. The underlying securities associated with the reverse repurchase agreements are mortgage-backed securities and callable U.S. Government agency securities. We entered into the term reverse repurchase agreements with the objective of stabilizing net interest income over time and further protecting our net interest margin against changes in interest rates. The interest rate cap agreements included within the term reverse repurchase agreements represent embedded derivative instruments. Consequently, in accordance with existing accounting literature governing derivative instruments, the embedded derivative instruments are not required to be separated from the term reverse repurchase agreements and accounted for separately as a derivative financial instrument. As a result, the term reverse repurchase agreements are reflected in other borrowings in the consolidated balance sheets and the related interest expense is reflected as interest expense on other borrowings in the consolidated statements of income.

     The maturity dates, par amounts, interest rate paid and interest rate spread on our term reverse repurchase agreements as of September 30, 2004 and December 31, 2003 were as follows:

                                                                     Par        Interest Rate
                     Maturity Date                                 Amount      Minus Spread (1)   Strike Price (1)
                     -------------                                 ------      ----------------   ----------------
                                                                         (dollars expressed in thousands)

         September 30, 2004:
              August 15, 2006.................................   $  50,000      LIBOR - 0.5650%         3.00%
              January 12, 2007................................     150,000      LIBOR - 0.8350%         3.50%
              June 14, 2007...................................      50,000      LIBOR - 0.6000%         5.00%
              June 14, 2007...................................      50,000      LIBOR - 0.6100%         5.00%
              August 1, 2007..................................      50,000      LIBOR - 0.6800%         3.50%
                                                                 ---------
                                                                 $ 350,000
                                                                 =========

         December 31, 2003:
              August 15, 2006.................................   $  50,000      LIBOR - 0.5650%         3.00%
              August 1, 2007..................................      50,000      LIBOR - 0.6800%         3.50%
                                                                 ---------
                                                                 $ 100,000
                                                                 =========
         -------------------------
          (1) The  interest rates paid on the term reverse repurchase  agreements are based on the three-month
              London Interbank Offering Rate reset in arrears minus the  spread  amount  shown  above  plus  a floating amount equal to the differential between the three-month London Interbank Offering Rate reset in arrears and the strike price shown above,  if the three-month London Interbank Offering
              Rate reset in arrears exceeds the strike price.

Pledged Collateral

     At September 30, 2004 and December 31, 2003, we had a $5.0 million letter of credit issued on our behalf to the counterparty and had pledged investment securities available for sale with a carrying value of $229,000 in connection with our interest rate swap agreements. At December 31, 2003, we had pledged cash of $700,000, as collateral in connection with our interest rate swap agreements. At September 30, 2004 and December 31, 2003, we had accepted cash of $11.3 million and $51.3 million, respectively, as collateral in connection with our interest rate swap agreements.

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

                       Loans and Allowance for Loan Losses

     Interest earned on our loan portfolio represents the principal source of income for First Bank. Interest and fees on loans were 86.7% and 87.0% of total interest income for the three and nine months ended September 30, 2004, respectively, in comparison to 92.0% and 91.3% for the comparable periods in 2003. Total loans, net of unearned discount, increased $233.5 million, or 4.38%, to $5.56 billion, or 73.4% of total assets, at September 30, 2004, compared to $5.33 billion, or 75.0% of total assets, at December 31, 2003. Our recent acquisitions of CCB and SBLS contributed $97.6 million to the increase in total loans, net of unearned discount. The continued low loan demand from our commercial customers during 2004, indicative of increased competition and the current economic conditions prevalent within most of our markets, contributed to a modest increase in total loans. The overall increase in loans, net of unearned discount, in 2004 is primarily attributable to:

     >> an increase of $163.7 million in our real estate construction and development portfolio resulting primarily from seasonal increases on existing and available credit lines;

     >> an increase of $133.6 million in our real estate mortgage portfolio primarily associated with management's business strategy decision in mid 2003 to retain a portion of the new loan production in our real estate mortgage portfolio to offset continued weak loan demand in other sectors of our loan portfolio, and a home equity product line campaign that we held in mid-2004; and

     >> an increase of $30.6 million in our commercial, financial and agricultural portfolio, due partially to our acquisitions in 2004, partially offset by

     >> a decrease of $59.7 million in our lease financing portfolio primarily resulting from the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by approximately $33.1 million to $9.6 million on June 30, 2004; the remaining decline in the portfolio was consistent with the discontinuation of our New Mexico based leasing operation during 2002, the transfer of all responsibilities for the existing portfolio to a new leasing staff in St. Louis, Missouri and a change in our overall business strategy resulting in reduced commercial leasing activities;

     >> a decrease of $17.6 million in consumer and installment loans, reflecting the continued decline of new non-real estate consumer lending and the repayment of principal on our existing portfolio; and

     >> a decrease of $16.9 million in loans held for sale resulting from the timing of loan sales in the secondary mortgage market, combined with management's business strategy decision in mid-2003 to retain a portion of the new residential mortgage loan production in our portfolio, as discussed above, and an overall slowdown in loan origination volumes initially experienced during the fourth quarter of 2003 and continuing through 2004.

     Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2004 and December 31, 2003:

                                                                                 September 30,     December 31,
                                                                                     2004              2003
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)
         Commercial, financial and agricultural:
              Nonaccrual.....................................................    $   14,923          26,876
         Real estate construction and development:
              Nonaccrual.....................................................        11,914           6,402
         Real estate mortgage:
           One-to-four family residential:
              Nonaccrual.....................................................        17,059          21,611
              Restructured...................................................            12              13
           Multi-family residential loans:
              Nonaccrual.....................................................           136             804
           Commercial real estate loans:
              Nonaccrual.....................................................        17,027          13,994
         Lease financing:
              Nonaccrual.....................................................         1,979           5,328
         Consumer and installment:
              Nonaccrual.....................................................           233             336
                                                                                 ----------       ---------
                  Total nonperforming loans..................................        63,283          75,364
         Other real estate...................................................         3,294          11,130
                                                                                 ----------       ---------
                  Total nonperforming assets.................................    $   66,577          86,494
                                                                                 ==========       =========


                                                                                 September 30,     December 31,
                                                                                     2004              2003
                                                                                     ----              ----
                                                                                (dollars expressed in thousands)

         Loans, net of unearned discount.....................................    $ 5,561,623       5,328,075
                                                                                 ===========      ==========

         Loans past due 90 days or more and still accruing...................    $     3,050           2,776
                                                                                 ===========      ==========

         Ratio of:
              Allowance for loan losses to loans.............................           2.30%           2.19%
              Nonperforming loans to loans...................................           1.14            1.41
              Allowance for loan losses to nonperforming loans...............         202.22          154.52
              Nonperforming assets to loans and other real estate............           1.20            1.62
                                                                                 ===========      ==========

     Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $63.3 million at September 30, 2004, in comparison to $65.5 million at June 30, 2004, $87.4 million at March 31, 2004, $75.4 million at December 31, 2003 and $70.8 million at September 30, 2003. Other real estate owned was $3.3 million, $1.9 million, $2.9 million, $11.1 million and $10.5 million at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003, respectively. Nonperforming assets, consisting of nonperforming loans and other real estate owned, were $66.6 million at September 30, 2004, compared to $67.4 million at June 30, 2004, $90.2 million at March 31, 2004, $86.5 million at December 31, 2003 and $81.3 million at September 30, 2003. The 23.03% net decrease in nonperforming assets during the first nine months of 2004 reflects the following significant changes:

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

     >> In March 2004, we placed a $13.9 million commercial credit relationship in the southern California region on nonaccrual status, representing approximately 15.9% of nonperforming loans at March 31, 2004. On April 29, 2004, we recorded a $3.9 million charge-off on this credit relationship as a result of workout negotiations with the borrower and on May 7, 2004, the remaining net balance of $10.0 million was repaid in cash;

     >> On January 5, 2004, we funded a $5.3 million letter of credit associated with a commercial credit relationship in the St. Louis region. Additionally, in January 2004, we recorded a $750,000 charge-off on this credit relationship and placed the remaining balance on nonaccrual status, bringing the total commercial credit relationship on nonaccrual status to approximately $7.3 million. On April 30, 2004, we sold the entire $7.3 million commercial credit relationship to an independent third party for $9.6 million and recorded a $2.3 million recovery of previously recorded charge-offs; and

     >> On June 30, 2004, we completed the sale of a significant portion of our commercial leasing portfolio, reducing the portfolio by $33.1 million to $9.6 million. The level of nonperforming loans related to the remaining lease portfolio was $2.0 million at September 30, 2004, compared to $3.2 million, $3.1 million, $5.3 million and $13.1 million at June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003, respectively; partially offset by

     >> Our recent acquisitions of CCB and SBLS, which resulted in an increase of approximately $8.3 million in nonperforming assets at September 30, 2004. SBLS has a significant concentration of assets associated with the shrimping vessels industry, which are reflected in both loans and other repossessed assets. Although we adjusted our asset purchase price to reflect this concentration, asset quality issues will likely continue in the near future as a result of this industry concentration and its currently depressed status.

     Loan charge-offs were $12.5 million and $36.8 million for the three and nine months ended September 30, 2004, respectively, in comparison to $18.8 million and $42.5 million for the comparable periods in 2003. Loan charge-offs, net of recoveries, were $7.9 million and $18.6 million for the three and nine months ended September 30, 2004, respectively, in comparison to $12.1 million and $25.5 million for the comparable periods in 2003. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 2.30% at September 30, 2004, 2.24% at June 30, 2004, 2.34% at March 31, 2004, 2.19% at
December 31, 2003 and 2.04% at September 30, 2003. Our allowance for loan losses as a percentage of nonperforming loans increased to 202.22% at September 30, 2004, from 184.62% at June 30, 2004, 142.94% at March 31, 2004, 154.52% at

December 31, 2003 and 156.32% at September 30, 2003. The allowance for loan losses was $128.0 million at September 30, 2004, compared to $121.0 million at June 30, 2004, $124.9 million at March 31, 2004, $116.5 million at December 31, 2003 and $110.7 million at September 30, 2003. As reflected in the table below, a $1.0 million specific reserve was established in December 2003 for the estimated loss associated with the $5.3 million unfunded letter of credit. As discussed above, the letter of credit was subsequently funded as a loan on January 5, 2004, and the related $1.0 million specific reserve was transferred to the allowance for loan losses. In addition, on June 30, 2004, we transferred approximately $1.5 million from the allowance for loan losses to a contingent liability related to recourse obligations associated with the sale of certain leases in our commercial leasing portfolio, as further described in Note 2 and
Note 12 to our Consolidated Financial Statements. We continue to closely monitor our loan and leasing portfolios and address the ongoing challenges posed by the current economic environment, including reduced loan demand within our markets and generally low prevailing interest rates. We consider this in our overall assessment of the adequacy of the allowance for loan losses. Despite the improvement in nonperforming assets during 2004, nonperforming assets continue to remain at somewhat elevated levels that initially began in late 2001 with the decline in economic conditions. We anticipate the level of nonperforming assets to remain at these elevated levels throughout the remainder of 2004 and anticipate a significant increase in nonperforming loans associated with our pending acquisition of Hillside and CIB.

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

     The following table is a summary of our loan loss experience for the three and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                               --------------------         --------------------
                                                                2004          2003           2004          2003
                                                                ----          ----           ----          ----
                                                                       (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.....  $ 120,966     107,848         116,451       99,439
         Acquired allowances for loan losses................      7,379          --           7,379          757
         Other adjustments (1)(2)...........................         --          --            (479)          --
                                                              ---------    --------        --------     --------
                                                                128,345     107,848         123,351      100,196
                                                              ---------    --------        --------     --------
         Loans charged-off..................................    (12,465)    (18,821)        (36,760)     (42,486)
         Recoveries of loans previously charged-off.........      4,590       6,707          18,129       17,024
                                                              ---------    --------        --------     --------
         Net loan charge-offs...............................     (7,875)    (12,114)        (18,631)     (25,462)
                                                              ---------    --------        --------     --------
         Provision for loan losses..........................      7,500      15,000          23,250       36,000
                                                              ---------    --------        --------     --------
         Allowance for loan losses, end of period...........  $ 127,970     110,734         127,970      110,734
                                                              =========    ========        ========     ========
         ---------------
          (1)  In December 2003, we established a $1.0 million  specific  reserve for  estimated  losses  on  a $5.3 million letter of credit that was recorded in accrued and other  liabilities in  our consolidated  balance sheets. On
               January 5, 2004,  the letter of credit was fully  funded as a loan.  Consequently, the  related $1.0  million specific reserve was reclassified from accrued and other liabilities to the allowance for loan losses.
          (2)  On June 30, 2004, we reclassified $1.5 million  from the  allowance  for  loan  losses to  accrued  and other liabilities to establish a specific reserve associated with the commercial leasing portfolio sale and related recourse obligations for certain leases sold.

                                    Liquidity

     Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving credit line. The aggregate funds acquired from these sources were $1.07 billion and $726.9 million at September 30, 2004 and December 31, 2003, respectively.

     The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, other borrowings and our note payable, at September 30, 2004:

                                                               Certificates of Deposit      Other
                                                                 of $100,000 or More     Borrowings         Total
                                                                 -------------------     ----------         -----
                                                                          (dollars expressed in thousands)

         Three months or less.....................................    $148,693            167,118           315,811
         Over three months through six months.....................      62,551              6,000            68,551
         Over six months through twelve months....................     133,741                144           133,885
         Over twelve months.......................................     170,795            377,000           547,795
                                                                      --------           --------         ---------
              Total...............................................    $515,780            550,262         1,066,042
                                                                      ========           ========         =========

     In addition to these sources of funds, First Bank has established a borrowing relationship with the Federal Reserve Bank. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2004 and December 31, 2003, First Bank's borrowing capacity under the agreement was approximately $762.5 million and $909.3 million, respectively. In addition, First Bank's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $408.7 million and $449.5 million at September 30, 2004 and December 31, 2003, respectively. Exclusive of the Federal Home Loan Bank advances outstanding of $35.2 million at September 30, 2004 (of which $28.2 million were acquired in conjunction with our acquisition of CCB) and $7.0 million at December 31, 2003, First Bank had no amounts outstanding under either of these borrowing arrangements at September 30, 2004 and December 31, 2003.

     In addition to our owned banking facilities, we have entered into long-term leasing arrangements to support our ongoing activities. The required payments under such commitments and other obligations at September 30, 2004 are as follows:

                                                                             Over 1 Year
                                                              Less than     But Less Than    Over
                                                               1 Year          5 Years      5 Years       Total
                                                               ------          -------      -------       -----
                                                                       (dollars expressed in thousands)

         Operating leases..................................  $    2,245         21,774       22,168       46,187
         Certificates of deposit...........................   1,213,814        775,680          560    1,990,054
         Other borrowings..................................     173,262        366,000       11,000      550,262
         Subordinated debentures...........................          --             --      232,311      232,311
         Other contractual obligations.....................         640          2,691           26        3,357
                                                             ----------      ---------      -------    ---------
              Total........................................  $1,389,961      1,166,145      266,065    2,822,171
                                                             ==========      =========      =======    =========

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

                       Effects of New Accounting Standards

     In December 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities issued in January 2003. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The provisions of this Interpretation are effective for financial statements issued for fiscal years ending after December 15, 2003. We have several statutory and business trusts that were formed for the sole purpose of issuing trust preferred securities. On December 31, 2003, we implemented FASB Interpretation No. 46, as amended, which resulted in the deconsolidation of all of our statutory and business trusts. The implementation of this Interpretation had no material effect on our consolidated financial position or results of operations. Furthermore, in July 2003, the Board of Governors of the Federal Reserve System, or Board, issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes, subject to applicable limits, until notice is given to the contrary. As discussed in Note 7 to our Consolidated Financial
Statements, the Board requested public comment on newly proposed rules that would allow bank holding companies to retain trust preferred securities in their Tier 1 capital, subject to stricter quantitative and qualitative standards, which would result in a reduction of our regulatory capital ratios.

     On July 27, 2004, the FASB's Derivatives Implementation Group issued guidance on Statement of Financial Accounting Standards, or SFAS, No. 133 Implementation Issue No. G25, or DIG Issue G25. DIG Issue G25 clarifies the FASB's position on the ability of entities to hedge the variability in interest receipts or overall changes in cash flows on a group of prime-rate based loans. The new guidance permits the use of the first-payments-received technique in a cash flow hedge of the variable prime-rate based or other variable non-benchmark-rate-based interest payments for a rolling portfolio of prepayable interest-bearing loans, provided the hedging relationship meets all other conditions in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, for cash flow hedge accounting. If a pre-existing cash flow hedging relationship has identified the hedged transactions in a manner inconsistent with the guidance in DIG Issue G25, the hedging relationship must be de-designated at the effective date, as further discussed below, and any derivative gains or losses in accumulated other comprehensive income related to the de-designated hedging relationships should be accounted for under paragraphs 31 and 32 of SFAS No. 133. We had pre-existing cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. As of September 30, 2004, our accumulated other comprehensive income included a $4.1 million net gain attributable to these pre-existing cash flow hedging relationships. DIG Issue G25 is effective for the fiscal quarter beginning after August 9, 2004, and shall be applied to all hedging relationships as of the effective date. On October 1, 2004, we implemented DIG Issue G25 and de-designated all of our specific cash flow hedging relationships that were inconsistent with the guidance in DIG Issue G25. Consequently, the $4.1 million net gain associated with the de-designated cash flow hedging relationships will be amortized to interest income over the remaining lives of the respective hedging relationships, which range from approximately 6 months to three years. We elected to prospectively re-designate new cash flow hedging relationships based upon minor revisions to the underlying hedged items as required by the guidance in DIG Issue G25. The implementation of DIG Issue G25 did not and is not expected to have a material impact on our consolidated financial statements, results of operations or our interest rate risk management program.

     In March 2004, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 105 -- Application of Accounting Principles to Loan Commitments, or SAB 105, which provides guidance regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Through specific guidance on valuation-recognition model inputs to measure loan commitments accounted for at fair value, SAB 105 limits the opportunity for recognition of an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding. SAB 105 requires that the measurement of fair value include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for all mortgage loan commitments that are accounted for as derivative instruments that are entered into after March 31, 2004, and permits continued use of previously applied accounting policies to loan commitments entered into on or before March 31, 2004. On April 1, 2004, we implemented SAB 105, which did not have a material impact on our consolidated financial statements or results of operations.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2003, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. We are "asset-sensitive," indicating that our assets would generally reprice with changes in rates more rapidly than our liabilities. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected decline of approximately 7.9% in net interest income, based on assets and liabilities at December 31, 2003. At September 30, 2004, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with income associated with our interest rate swap agreements offset by reductions in prevailing interest rates throughout 2002 and 2003, is reflected in our net interest margin for the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003 and further discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." During the three and nine months ended September 30, 2004, our asset-sensitive position and overall susceptibility to market risks have not changed materially. However, prevailing interest rates have risen slightly during the three months ended September 30, 2004.

                        ITEM 4 - CONTROLS AND PROCEDURES

     Our Chief Executive Officer, who is our principal executive and principal financial officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company's control over financial reporting.

                           Part II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

      Exhibit Number                   Description
      --------------                   -----------

           10.1 First Amendment to Secured Credit Agreement by and among among First Banks, Inc. and Wells Fargo Bank, National Association, as Agent, Bank One, N.A., LaSalle Bank National Association, The Northern Trust Company, Union Bank of California, N.A., Fifth Third Bank (Chicago) and U.S. Bank National Association, dated August 12, 2004 - filed herewith.

           31       Rule 13a-14(a) / 15d-14(a) Certifications - filed herewith.

           32       Section 1350 Certifications - filed herewith.

(b)  Reports on Form 8-K.

     We filed a Current Report on Form 8-K on July 23, 2004. Item 12 of the report referenced a press release announcing First Banks, Inc.'s financial results for the three and six months ended June 30, 2004. A copy of the press release was included as Exhibit 99.3.

     We filed a Current Report on Form 8-K on August 13, 2004. Item 5 of the report referenced the signing of a Stock Purchase Agreement on August 12, 2004 by and among First Banks, Inc., a Missouri corporation, The San
     Francisco Company, a Delaware corporation, CIB Marine Bancshares, Inc., a Wisconsin corporation, Hillside Investors, Ltd., an Illinois corporation and CIB Bank, Hillside, Illinois, an Illinois banking corporation, that provides for First Banks Inc.'s acquisition of Hillside Investors, Ltd. and its wholly owned banking subsidiary, CIB Bank. A copy of the Stock Purchase Agreement was included as Exhibit 10.6. Item 5 of the report also referenced a press release announcing the signing of the Stock Purchase Agreement. A copy of the press release was included as Exhibit 99.4.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST BANKS, INC.



November 15, 2004               By: /s/ Allen H. Blake
                                    --------------------------------------------
                                        Allen H. Blake
                                        President, Chief Executive Officer and
                                        Chief Financial Officer
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)

                                                                    EXHIBIT 10.1
                                 FIRST AMENDMENT
                                       TO
                            SECURED CREDIT AGREEMENT


         This FIRST AMENDMENT TO SECURED CREDIT AGREEMENT (this "Agreement"), dated as of August 12, 2004, is made and entered into by and among FIRST BANKS, INC., a Missouri corporation ("Borrower"), the financial institutions that have executed this Agreement as lenders (each individually a "Lender" and collectively the "Lenders") and WELLS FARGO BANK, NATIONAL ASSOCIATION, a national banking association, as agent ("Agent"). This Agreement is based upon the following recitals which are made a material part of this Agreement:

         A. Pursuant to the terms and conditions of a certain Secured Credit Agreement (the "Credit Agreement"), dated as of August 14, 2003, and made by and between Borrower, Lenders and Agent, Lenders agreed to make available to Borrower a revolving credit facility in the amount of Sixty Million Dollars ($60,000,000.00) and a revolving letter of credit facility in the amount of Twenty Million Dollars ($20,000,000.00). Capitalized terms not otherwise defined herein shall have the same meaning as in the Credit Agreement.

         B. To further evidence the indebtedness of Borrower to Lenders pursuant to the Credit Agreement, Borrower executed and delivered to Lenders the Notes, each dated August 19, 2003.

         C. The obligations of Borrower to Lenders pursuant to the Credit Agreement and the Notes are further evidenced, secured and guaranteed by the Borrower Pledge Agreement, the San Francisco Company Guaranty and the San Francisco Company Security Agreement (the foregoing, with the Credit Agreement and the Notes, are collectively referred to as the "Loan Documents" and individually as a "Loan Document").

         D. Borrower has requested that Lenders (i) severally increase the revolving credit facility provided for in the Credit Agreement to Seventy-Five Million Dollars ($75,000,000), (ii) increase the revolving letter of credit facility provided for in the Credit Agreement to Twenty-Five Million Dollars ($25,000,000), (iii) extend the term of the Credit Agreement, and (iv) amend the Credit Agreement in certain respects.

         E. Lenders are willing to accede to Borrower's requests upon the terms and conditions herein set forth.

         NOW, THEREFORE, in consideration of the recitals and the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Lenders hereby agree as follows, notwithstanding anything to the contrary contained in the Loan Documents:

         1.  Affirmation  of  Recitals.  The  recitals  are true and correct and
             -------------------------
incorporated herein by this reference.

         2.  Outstanding   Principal  Balance.   As  of  August  12,  2004,  the
             --------------------------------
outstanding principal balance of Advances due under the revolving credit facility provided for in the Credit Agreement was $0.00 and the outstanding Letters of Credit thereunder (including matured but unsatisfied Obligations of Reimbursement) aggregated $6,280,000. Borrower hereby stipulates and agrees that the foregoing balances are true and correct and that such amounts are due and owing in accordance with the terms of the Loan Documents and are not subject to any claim of offset or defense whatsoever.

         3.  Amendments. Effective upon the date each of the conditions provided
             ----------
for in Section 7 hereof shall have either been satisfied or expressly waived in writing by Lenders and Agent (the "Effective Date"), the Credit Agreement is amended in the following respects:

          (a)  Section 1.01 is amended as follows:

               (1) The following shall be inserted as the first definitional paragraph:

               " `Acquisition' shall mean any of (i) the acquisition by Borrower or any of its Subsidiaries of stock or other equity interest in any Person, (ii) the acquisition by any Person of stock or other equity interest in Borrower or any of its Subsidiaries, (iii) the consolidation or merger of any Person into Borrower or any of its Subsidiaries, (iv) the consolidation or merger of Borrower or any of its Subsidiaries into any Person, and (v) the transfer, outside of the ordinary course of business, of any assets of any other Person to Borrower or any of its Subsidiaries, or of Borrower or any of its Subsidiaries to any other Person."

               (2) The term "Commitments" shall be amended by substituting for the words and figures "Sixty Million Dollars ($60,000,000)" the words and figures "Seventy-Five Million Dollars ($75,000,000)."

               (3) "Non-Performing Assets" of any Person means the sum of (i) all loans and leases classified as past due 90 days or more and still accruing interest; (ii) all loans classified as `non-accrual' and no longer accruing interest; (iii) all loans and leases classified as `restructured loans and leases'; (iv) without duplication, property acquired in repossession or foreclosure and property acquired pursuant to in-substance foreclosure; and (v) if such Person is a Bank Subsidiary, all other Non-Performing Assets as reported in the then most recent call report of such Person.

               (4) The definitional paragraph "Permitted Acquisition" shall be amended, in its entirety, to read as follows:

               "Permitted Acquisition means any Acquisition by Borrower or any of its Subsidiaries, in each case so long as:

                    (i) no Default or Event of Default is continuing at the time of such Acquisition, or would be caused by such Acquisition;

                    (ii) all authorizations of governmental agencies,  bodies or authorities which are necessary to approve the Acquisition have been obtained and are in full force and effect, or will be obtained contemporaneously with the earlier to occur of closing of such Acquisition and the making of any Advance for such purpose, and no further approval, consent, order or authorization of or designation, registration, declaration or filing with any governmental authority is required in connection therewith;

                   (iii) in the case of any Acquisition  that is a consolidation or merger,  the  continuing  or  surviving  corporation
                         shall be controlled by the Borrower immediately following the transaction; provided, however, that (A)
                                                     --------  -------
                         a Subsidiary may merge with and into the Borrower or another Subsidiary, but (B) under no circumstances may the Borrower merge into or consolidate with any Subsidiary; and

                    (iv) any notice required in connection with such Acquisition pursuant to Section 5.09 shall have been timely given."

               (5) The term "Revolving Credit Termination Date," shall be amended by substituting for the date "August 12, 2004" the date "August 11, 2005."

          (b) Section 2.03 (a) shall be amended, in its entirety, to read as follows:

               "(a)  Generally.  The  Margin  and  the L/C  Margin  through  and
                     ---------
               including the first adjustment occurring as specified below shall be 0.875% and 1.00%, respectively. Beginning with the receipt by the Lenders of the financial statements and Compliance Certificate for the period ending September 30, 2004, the Margin and the L/C Margin shall be adjusted each quarter on the basis of the Funded Debt Ratio as at the end of the previous fiscal quarter, in accordance with the following table:


                Funded Debt Ratio                  Margin in Basis Points      L/C Margin in Basis Points
                -----------------                  ----------------------      --------------------------
                1.75 to 1.00 or more                        112.5                        125.0
                1.00 to 1.00 or more, but                   100.0                        112.50
                less than 1.75 to 1.00
                Less than 1.00 to 1.00                       87.5                        100.0

               Reductions and increases in the Margin and L/C Margin will be made quarterly on the first day of the month following the date the Borrower's financial statements and Compliance Certificate required under Section 5.01 are due. Notwithstanding the foregoing, (i) if the Borrower fails to deliver any financial statements or Compliance Certificates when required under Section 5.01, the Agent may (and, upon request of the Required Lenders, shall), by notice to the Borrower, increase the Margin and L/C Margin to the highest rates set forth above until such time as the Agent has received all such financial statements and
               Compliance Certificates, and (ii) no reduction in the Margin or the L/C Margin will be made if a Default or an Event of Default has occurred and is continuing at the time that such reduction would otherwise be made."

          (c) Section 2.15 (a) shall be amended by substituting for the sum "$20,000,000" the sum "$25,000,000."

          (d) Section 2.19 (a) shall be amended by substituting for the words and figures "September 30, 2003" the words and figures "September 30, 2004."

          (e) Section 2.19 (c) shall be amended by substituting for the words and figures "September 30, 2003" the words and figures "September 30, 2004."

          (f)  Section  5.08  shall be amended  by  substituting  for the figure
               "$1,000,000"   in  the   last   sentence   thereof   the   figure
               "$2,000,000."

          (g) Section 5.09 shall be amended, in its entirety, to read as follows:

               "Section  5.09  Notice  of  Acquisition.  Within  five  (5)  days
                               -----------------------
               after the Borrower or a Subsidiary enters into a definitive agreement in connection with a Permitted Acquisition of an entity whose assets are equal to or in excess of $500,000,000 or that is subject to a regulatory order or agreement, the Borrower will notify the Agent of such acquisition in writing. Any notice required by the immediately preceding sentence shall be accompanied by a Schedule in the form of Exhibit I, duly completed and executed on behalf of the Borrower, demonstrating that the subject Permitted Acquisition will not result in an Event of Default."

          (h) Section 6.05 shall be amended, in its entirety, to read as follows:

               "Section  6.05  Acquisitions. Neither the Borrower nor any of its
                               ------------
               Subsidiaries will engage in an Acquisition with any Person, whether as acquirer or acquiree, or engage in any other transaction analogous in purpose or effect to an Acquisition, except that the foregoing shall not prohibit any Permitted Acquisition."

          (i)  Section 7.05 shall be amended to read as follows:

               "Section  7.05  Maximum   Non-Performing  Assets.   The  Borrower
                               --------------------------------
               will maintain on a consolidated basis, its Non-Performing  Assets at an amount not greater than 20% of its Primary Equity Capital, determined as of the end of each calendar quarter."

          (j) Exhibit A shall be amended, in its entirety, by substituting therefore Exhibit A hereto.

          (k) Exhibit G shall be amended by substituting for the words and figures "August 19, 2003" the words and figures "August 12, 2004."

          (l)  Exhibit I shall be  amended,  in its  entirety,  by  substituting
               Exhibit I hereto.

          (m)  Section 7.06 shall be amended to read as follows:

               "Section  7.06  Allowance   for  Loan and   Lease   Losses.   The
                               ------------------------------------------
               Borrower will maintain, on a consolidated basis, its allowance for loan and lease losses at not less than 100% of its Non-Performing Assets." The allowance for loan and lease losses at any time shall be the amount set forth in the most recent Quarterly Report on Form 10-Q or Annual Report on Form 10-K filed by the Borrower with the Securities and Exchange Commission (or any successor report).

         4.    Other Provisions of Loan Documents.  The  Loan  Documents are and
               -----------------------------------
(as modified and amended hereby) shall remain in full force and effect, and all of the terms and provisions of the Loan Documents (as so modified and amended) are hereby ratified and reaffirmed in all respects. As hereinafter used in this Agreement, "Loan Documentation" shall mean the Loan Documents as modified and amended by this Agreement. All of the Collateral shall remain subject to the liens, charges and encumbrances of the Loan Documents and nothing herein contained, and nothing done pursuant hereto, shall affect the liens or encumbrances of the Loan Documents, or the priority thereof with respect to other liens or encumbrances, or release or affect the liability of any party or parties whomsoever who may now or hereafter be liable under or on account of the Loan Documents.

         5.  Expenses.   Borrower  agrees  to  pay  all  of  Agent's  reasonable
             --------
out-of-pocket costs, expenses, fees and charges incurred in connection with the preparation, negotiation, and execution of this Agreement, including, without limitation, all of Agent's reasonable attorneys' fees and disbursements. Failure by Borrower to pay any such amounts within five (5) Bank Business Days after demand by Agent shall constitute an Event of Default. If Borrower fails to timely pay any such expenses, then Agent shall have the right to pay such expenses and the same shall constitute additional indebtedness of Borrower to Agent evidenced, secured and guaranteed by the Loan Documents.

         6.  Borrower's   Representations   and   Warranties.   Borrower  hereby
             -----------------------------------------------
represents and warrants to Lenders, as of the date of this Agreement, as follows:

               (a) The security interests granted under the Loan Documents have been, are, and shall remain valid first, prior and paramount liens on the Collateral, enjoying the same or superior priority with respect to other claims upon the Collateral as prevailed prior to the execution of this Agreement;

               (b)  No  Default  or  Event  of  Default  has   occurred  and  is
                    continuing on the date of this Agreement or shall have occurred and be continuing on the Effective Date; and

               (c) All resolutions, authorizations or consents on the part of Borrower which are necessary for Borrower to execute and deliver this Agreement and to be bound by the provisions hereof have been obtained and are in full force and effect on the date hereof, and this Agreement constitutes the legal, valid and binding obligation of the Borrower and is enforceable in accordance with the terms hereof.

Borrower acknowledges that Lenders have relied on the foregoing representations and warranties in entering into this Agreement. In the event Borrower has made any material misrepresentation to Lenders in connection with this Agreement, such misrepresentation shall constitute an Event of Default under the Loan Documents.

         7.  Conditions to  Effectiveness.  All of (i) the agreements of Lenders
             ----------------------------
herein, (ii) the obligation of Lenders to hereafter make any Advances, and (iii) the obligation of Agent to hereafter issue any letter of credit are subject to and conditioned upon the Agent having received on or before August 12, 2004, all of the following, each dated (unless otherwise indicated) as of the date hereof, and each in form and substance satisfactory to each Lender:

               (a) The full execution and delivery of this Agreement by Borrower.

               (b) Execution and delivery of this Agreement by all of the Lenders.

               (c)  San   Francisco   Company's   execution   and   delivery  of
                    Acknowledgement and Consent hereto.

               (d) The Notes, in amounts consistent with those set forth in Exhibit A hereto, properly executed on behalf of the Borrower.

               (e)  Current searches of appropriate  filing offices showing that
                    (i) no state or federal tax liens have been filed and remain in effect against any of the Borrower, First Bank or San Francisco Company, (ii) no financing statements have been filed and remain in effect against any of the Borrower, First Bank or San Francisco Company, except financing statements perfecting only Liens permitted under Section
                    6.01 of the Credit Agreement and (iii) no judgment liens are in effect against any of the Borrower or First Bank or San Francisco Company.

               (f) Separate certificates of the secretaries of the Borrower and San Francisco Company certifying, in the case of each such corporation, (i) that the execution, delivery and performance of this Agreement and all other documents contemplated hereunder to which such corporation is a party have been duly approved by all necessary action of the Board of Directors of such corporation, and attaching true and correct copies of the applicable resolutions granting such approval, (ii) that attached to such certificate are true and correct copies of the articles of incorporation and bylaws of such corporation,  together with such copies,  and
                    (iii) the names of the officers of such corporation who are authorized to sign this Agreement and all other documents contemplated hereunder to which such corporation is a party, including, with respect to the Borrower, requests for Advances and L/C Applications, together with the true signatures of such officers. The Agent and the Lenders may conclusively rely on each such certificate until they shall receive a further certificate of the Secretary or Assistant Secretary of the applicable corporation canceling or amending the prior certificate and submitting the signatures of the officers named in such further certificate.

               (g) Certificates of good standing of each of the Borrower, San Francisco Company and First Bank, each dated not more than twenty (20) days before the date of this Agreement.

               (h) A signed copy of an opinion of counsel for the Borrower and San Francisco Company, addressed to the Lenders as to matters referred to in Sections 4.01, 4.02, 4.03 and 4.07 of the Credit Agreement as if the representation set forth therein were made as of the date hereof, and as to such other matters as the Lenders may reasonably request, with that opinion being subject to customary assumptions and limitations and reasonably acceptable to each Lender's counsel. In the case of Section 4.07, the opinion may be to the best knowledge of such counsel and subject to the matters disclosed in Schedule 4.07 hereto, and, in the case of Section 4.03, insofar as it relates to enforcement of remedies, it may be subject to applicable bankruptcy, insolvency, reorganization or similar laws affecting the rights of creditors generally from time to time, and to usual equity principles.

               (i) Agent shall have received Certificates representing, in the aggregate, all of the issued and outstanding capital stock of San Francisco Company and one blank stock power executed by Borrower for each such certificate.

               (j) Agent shall have received Certificates representing, in the aggregate, all of the issued and outstanding capital stock of First Bank and one blank stock power executed by San Francisco Company for each such certificate.

               (k) Agent shall have received full payment of all fees owed by Borrower to Agent pursuant to that certain letter agreement dated June 4, 2004, between Borrower and Agent.

         8.  Miscellaneous.  This  Agreement  shall be binding upon Borrower and
             -------------
Lenders, and their respective heirs, personal representatives, successors and assigns. This Agreement may be executed in several counterparts, each of which shall be deemed an original and all of such counterparts, taken together, shall constitute one and the same agreement, even though all of the parties hereto may not have executed the same counterpart of this Agreement. If any provision of this Agreement shall be unlawful, then such provision shall be null and void, but the remainder of this Agreement shall remain in full force and effect and be binding on the parties. This Agreement and the Loan Documents referenced herein contain all of the agreements of the parties relative to the subject matter of this Agreement. Any prior agreements or commitments of Lenders, whether oral or written, relating to the subject matter of this Agreement not expressly set forth herein or in the exhibits hereto (if any) are null and void and superseded in their entirety by the provisions hereof. This Agreement shall be binding upon the execution and delivery of this Agreement by the last party to sign.

         9.  No Oral Agreements.  This  notice is  provided  pursuant to Section
             -------------------
432.045, R.S.Mo. As used herein, "Creditor" means Bank and "this writing" means this Agreement and all the other Loan Documents. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE, REGARDLESS OF THE LEGAL THEORY UPON WHICH IT IS BASED THAT IS IN ANY WAY RELATED TO THE CREDIT AGREEMENT. TO PROTECT YOU (BORROWER) AND US (LENDER) FROM
MISUNDERSTANDING  OR  DISAPPOINTMENT,  ANY  AGREEMENTS  WE REACH  COVERING  SUCH
MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.


         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              "Borrower"

                               FIRST BANKS, INC., a Missouri corporation
(SEAL)
                               By: /s/ Allen H. Blake
                                   ---------------------------------------------
                               Printed Name: Allen H. Blake
                                            ------------------------------------
                               Title:  President and Chief Executive Officer
                                       -----------------------------------------

                              "Lenders"

                               WELLS FARGO BANK, NATIONAL
                               ASSOCIATION, as Agent and as Lender

                               By: /s/  Troy Rosenbrook
                                   --------------------------------------------
                                   Its: Senior Vice President
                                        ---------------------------------------

                               BANK ONE, N.A.

                               By: /s/  Douglas Gallun
                                   --------------------------------------------
                                   Its: First Vice President
                                        ---------------------------------------


                               LASALLE BANK NATIONAL ASSOCIATION

                               By: /s/  Robert J. Mathias
                                        ----------------------------------------
                                   Its: First Vice President
                                        ----------------------------------------

                               THE NORTHERN TRUST COMPANY

                               By: /s/  Lisa M. McDermott
                                        ----------------------------------------
                                   Its: Vice President
                                        ----------------------------------------


                               UNION BANK OF CALIFORNIA, N.A.

                               By: /s/  Dennis A. Cattell
                                        ----------------------------------------
                                   Its: Vice President
                                        ----------------------------------------


                               FIFTH THIRD BANK (CHICAGO)

                               By: /s/  Patrick A. Horne
                                        ----------------------------------------
                                   Its: Vice President
                                        ----------------------------------------


                               U.S. BANK NATIONAL ASSOCIATION

                               By: /s/  David C. Buettner
                                        ----------------------------------------
                                   Its: Vice President
                                        ----------------------------------------


                           ACKNOWLEDGEMENT AND CONSENT

The San Francisco Company hereby acknowledges and consents to the above and foregoing First Amendment to Secured Credit Agreement dated August 12, 2004, and agrees that any and all of its obligations under or on account of the Loan Documents are and remain in full force and effect unaffected by or on account of said First Amendment to Secured Credit Agreement, all as of August 12, 2004.

                                        THE SAN FRANCISCO COMPANY, a Delaware
                                        Corporation

                                        By:  /s/ Allen H. Blake
                                            ------------------------------------
                                        Printed Name: Allen H. Blake
                                                      --------------------------
(SEAL)                                  Title: Executive Vice President
                                               ---------------------------------


                                    EXHIBIT A


                        REVOLVING LOAN COMMITMENT AMOUNTS


-------------------------------------------------------------------------------------------------------------------------
                                              Commitment        Percentage
Name                                            Amount            Amount            Notice Address
-------------------------------------------------------------------------------------------------------------------------
Wells Fargo Bank, National                   $18,750,000              25%           MAC N2650-140
     Association, as a Bank                                                         120 S. Central Avenue, 14th Floor
                                                                                    St. Louis, Missouri  63105-1705
                                                                                    Attention: Holly Heidtbrink
                                                                                    Telecopier:314-726-3173

-------------------------------------------------------------------------------------------------------------------------
Bank One, N.A.                               $11,250,000              15%           120 South LaSalle Street
                                                                                    Chicago, Illinois 60603-3400
                                                                                    Attention: Douglas Gallun
                                                                                    Telecopier: (312) 661-9511
-------------------------------------------------------------------------------------------------------------------------
LaSalle Bank National Association            $11,250,000              15%           One Metropolitan Square
                                                                                    211 North Broadway, Suite 4050
                                                                                    St. Louis, Missouri 63102
                                                                                    Attention: Robert J. Mathias
                                                                                    Telecopier: (314) 621-3947
-------------------------------------------------------------------------------------------------------------------------
The Northern Trust Company                   $7,500,000               10%           50 South LaSalle Street, L-8
                                                                                    Chicago, Illinois 60675
                                                                                    Attention: Thomas E. Bernhardt
                                                                                    Telecopier: (312) 444-4906
-------------------------------------------------------------------------------------------------------------------------
Union Bank of California, N.A.               $7,500,000               10%           445 South Figureroa Street
                                                                                    Los Angeles, California 90071
                                                                                    Attention: Dennis A. Cattell
                                                                                    Telecopier: (213) 236-5548
-------------------------------------------------------------------------------------------------------------------------
Fifth Third Bank (Chicago)                   $7,500,000               10%           1701 Golf Road
                                                                                    Tower One, Suite 700
                                                                                    Rolling Meadows, IL 60008
                                                                                    Attention: Patrick A. Horne
                                                                                    Telecopier: (847) 354-7130
-------------------------------------------------------------------------------------------------------------------------
U.S. Bank National Association               $11,250,000              15%           Correspondent Banking
                                                                                    SL-TW-11SI
                                                                                    7th & Washington
                                                                                    St. Louis, MO   63101
                                                                                    Attention:  David C. Buettner, VP
                                                                                    Telecopier:  (314) 418-8394
-------------------------------------------------------------------------------------------------------------------------

                                    EXHIBIT I
                         NOTICE OF PERMITTED ACQUISITION

         This Notice is being submitted on this ___ day of ________, 200__, pursuant to Section 5.09 of the Secured Credit Agreement dated as of August 14, 2003, as amended (the "Credit Agreement"), by and among Wells Fargo Bank, National Association (the "Agent"), the Lenders that are parties thereto, and First Banks, Inc., as Borrower. Capitalized terms used but not defined herein shall have the meanings set forth in the Credit Agreement.

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

         This will confirm that promptly upon request of Agent or any Lender, First Banks, Inc. will provide to the Agent copies of any applications to regulatory agencies submitted in connection with the proposed acquisition.

         Signed as of the day and year first above written.

                                                   FIRST BANKS, INC.


                                                   By
                                                     ---------------------------
                                                       [name and office held]

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


Date:  November 15, 2004        By:  /s/ Allen H. Blake
                                     -------------------------------------------
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)

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


     I, Allen H. Blake, President, Chief Executive Officer and Chief Financial Officer of First Banks, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2004 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 15, 2004        By:  /s/ Allen H. Blake
                                     -------------------------------------------
                                         Allen H. Blake
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)